Form 10-Q
period 2001-09-30
HORNBECK LEEVAC MARINE SERVICES INC
filed 2001-11-14
CIK 1131227

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 333-69826


                      HORNBECK-LEEVAC MARINE SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                         72-1375844
  (State or Other Jurisdiction of                              (IRS Employer
   Incorporation or Organization)                            Identification No.)


        414 NORTH CAUSEWAY BLVD
             MANDEVILLE, LA                                        70448
(Address of Principal Executive Offices)                         (Zip Code)

                                 (985) 727-2000
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2001 was 30,135,432.

================================================================================

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION.................................................1
   Item 1 - Financial Statements...............................................1
   Item 2 - Management's Discussion and Analysis Of Financial Condition
              and Results of Operations.......................................13
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk........19

PART II - OTHER INFORMATION...................................................20
   Item 1 - Legal Proceedings.................................................20
   Item 2 - Changes in Securities and Use of Proceeds.........................20
   Item 3 - Defaults Upon Senior Securities...................................20
   Item 4 - Submission of Matters to a Vote of Security Holders...............20
   Item 5 - Other Information.................................................20
   Item 6 - Exhibits and Reports on 8-K.......................................21

SIGNATURES....................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                          DECEMBER 31,         SEPTEMBER 30,
                                              2000                 2001
                                          ------------         -------------
                                                                (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents..............  $  32,988           $  58,711
   Accounts and claims receivable, net
     of allowance for doubtful accounts
     of $55 and $98, respectively.........      6,349               9,928
   Prepaid insurance......................        668                 790
   Other current assets...................        333               1,048
                                            ---------           ---------
     Total current assets.................     40,338              70,477
                                            ---------           ---------
 Property, plant and equipment............    106,937             181,326
   Accumulated depreciation...............      8,002              12,394
                                            ---------           ---------
     Net property, plant and equipment....     98,935             168,932
 Goodwill, net of accumulated
   amortization of $495 and $590,
   respectively...........................      2,755               2,660
 Deferred charges, net....................      5,120               8,086
                                            ---------           ---------
     Total assets.........................  $ 147,148           $ 250,155
                                            =========           =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable, current.................  $   6,834           $     693
   Accounts payable.......................      1,492               4,524
   Other accrued liabilities..............      2,488               7,963
                                            ---------           ---------
     Total current liabilities............     10,814              13,180
 Long-term debt...........................     82,557             171,896
 Deferred tax liabilities, net............      3,875               7,691
 Other liabilities........................        157                 235
                                            ---------           ---------
     Total liabilities....................     97,403             193,002
                                            ---------           ---------
 Common stock.............................        246                 249
 Additional paid-in capital...............     48,301              52,276
 Retained earnings........................      1,198               4,628
                                            ---------           ---------
     Total stockholders' equity...........     49,745              57,153
                                            ---------           ---------
     Total liabilities and
        stockholders' equity..............  $ 147,148           $ 250,155
                                            =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                    ------------------   -----------------
                                      2000      2001      2000      2001
                                    --------  --------  --------  --------
                                                 (Unaudited)
  Revenue.......................... $  9,813  $ 21,422  $ 26,132  $ 47,116
  Costs and Expenses:
     Operating expenses............    5,457    10,146    15,383    21,661
     General and administrative
        expenses...................      879     2,488     2,330     6,228
                                    --------  --------  --------  --------
                                       6,336    12,634    17,713    27,889
                                    --------  --------  --------  --------
     Operating income..............    3,477     8,788     8,419    19,227
  Other Income (Expense):
     Interest expense..............   (2,025)   (3,514)   (6,365)   (6,737)
     Interest income...............       99       442       223     1,099
     Other income (expense), net...     (141)        -      (139)       -
                                    --------- --------  --------  --------
                                      (2,067)   (3,072)   (6,281)   (5,638)
                                    --------  --------  --------  --------
  Income before income taxes and
     extraordinary item............    1,410     5,716     2,138    13,589
  Income tax expense...............     (547)   (2,172)     (811)   (5,164)
                                    --------  --------- --------  --------
  Income before extraordinary
     loss..........................      863     3,544     1,327     8,425
                                    --------  --------  --------  --------
  Extraordinary loss, net of tax...       -      1,877        -      1,877
                                    --------  --------  --------  --------
  Net income....................... $    863  $  1,667  $  1,327  $  6,548
                                    ========  ========  ========  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)


                                                                         TOTAL
                                                  ADDITIONAL  RETAINED   STOCK-
                                  CAPITAL STOCK    PAID-IN    EARNINGS  HOLDERS'
                                 SHARES   AMOUNT    CAPITAL  (DEFICIT)   EQUITY
                                -------- --------  --------- ---------  --------
 BALANCE AT December 31,
    1999.....................    11,367       114    13,646     (280)    13,480
 Shares issued...............        --        --        --       --         --
 Amortization of put
    feature of warrants......        --        --       945     (945)        --
 Net income..................        --        --        --     1,327     1,327
                               --------  --------  --------  --------   -------
 BALANCE AT SEPTEMBER 30,
    2000 (Unaudited).........    11,367       114    14,591      102     14,807
 Shares issued...............    13,208       132    33,395       --     33,527
 Amortization of put
    feature of warrants......        --        --       315     (315)        --
 Net income..................        --        --        --     1,411     1,411
                               --------  --------  --------  --------   -------
 BALANCE AT DECEMBER 31,
    2000.....................    24,575       246    48,301    1,198     49,745
 Shares issued...............       325         3       857       --        860
 Amortization of put
    feature of warrants......        --        --     3,118   (3,118)        --
 Net income..................        --        --        --     6,548     6,548
                               --------  --------  --------  --------   -------
 BALANCE AT SEPTEMBER 30,
    2001 (Unaudited).........    24,900       249    52,276    4,628     57,153
                               ========  ========  ========  =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     2000        2001
                                                                 ------------  ---------
                                                                        (Unaudited)
 Cash Flows From Operating Activities:
   Net income................................................       $ 1,327       $ 6,548
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...........................         3,827         5,200
     Provision for bad debts.................................            37            43
     Deferred tax expense....................................           809         3,973
     Gain on sale of assets..................................            (3)           --
     Amortization of financing costs and initial warrant
       valuation.............................................           375           544
     Changes in operating assets and liabilities:
     Accounts and claims receivable..........................        (1,725)       (3,622)
     Prepaid expenses........................................           132          (123)
     Deferred charges and other assets.......................        (1,793)       (5,019)
     Accounts payable and deferred revenue...................            81         8,505
     Other liabilities.......................................          (259)           76
                                                                    -------       -------
     Net cash provided by operating activities...............         2,808        16,125
                                                                    -------       -------
 Cash Flows From Investing Activities:
   Capital expenditures......................................        (5,827)      (46,359)
   Acquisition of tugs and tank barges from
     Spentonbush/ Red Star Group.............................            --       (28,030)
                                                                    -------       -------
     Net cash used in investing activities...................        (5,827)      (74,389)
                                                                    -------       -------
 Cash Flows From Financing Activities:
   Proceeds from issuance of Senior Notes....................             0       171,896
   Proceeds from borrowings under debt agreements............         4,543        40,750
   Payments on long-term debt................................        (2,991)       (4,831)
   Proceeds from issuance of common stock....................       129,519           860
                                                                    -------       -------
   Net cash provided by financing activities.................         1,552        83,987
                                                                    -------       -------
   Net increase (decrease) in cash and cash
     equivalents.............................................        (1,467)       25,723
   Cash and cash equivalents at beginning of period..........         6,144        32,988
                                                                    -------       -------
   Cash and cash equivalents at end of period................       $ 4,677       $58,711
                                                                    =======       =======
 Supplemental Disclosures Of Cash Flow Activities:
   Interest paid.............................................       $ 4,823       $ 5,577
                                                                    =======       =======

              The accompanying notes are an integral part of these
                        consolidated financial statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED, DOLLARS AND SHARES IN THOUSANDS)

1.       ORGANIZATION AND BASIS OF PRESENTATION

FORMATION

         HORNBECK-LEEVAC Marine Services, Inc. (formerly HV Marine Services, Inc. and referred to in these financial statements as the Company) is incorporated in the state of Delaware. The Company wholly owns LEEVAC Marine, Inc., Hornbeck Offshore Services, Inc., HORNBECK-LEEVAC Marine Operators, Inc, and Energy Services Puerto Rico, Inc. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS

         Hornbeck Offshore Services, Inc. (HOS) operates offshore supply vessels to furnish support to the offshore oil and gas exploration and production industry, primarily in the United States Gulf of Mexico, and to provide specialty services. Prior to 2000, HOS operated six vessels, with one additional vessel being added in March 2000 and another in April 2001. LEEVAC Marine, Inc. (LMI) operates ocean-going tugs and tank barges which provide vessel and barge charters for the transportation of petroleum products. In 1998, LMI operated an average of seven ocean-going tank barges and associated tugs. On May 31, 2001, the Company purchased a fleet of nine ocean-going tugs and nine ocean-going tank barges and the related coastwise transportation businesses from the Spentonbush/Red Star Group for approximately $28 million in cash. The results from this acquisition have been included since the date of acquisition. (See Note 13.) HORNBECK-LEEVAC Marine Operators, Inc. (HLMOI) is a service subsidiary that provides administrative and personnel support to the other subsidiaries. Energy Services Puerto Rico, Inc. (ESPRI) provides administrative and personnel support to employees residing in Puerto Rico.

INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the Company's financial position and results of operations for the interim periods included herein have been made, and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         HOS contracts its offshore supply vessels to clients under time charters based on a daily rate of hire and recognizes revenue as earned on a daily basis during the contract period of the specific vessel.

        LMI also contracts its vessels to clients under time charters based on a daily rate of hire. Revenue is recognized on such contracts as earned on a daily basis during the contract period of the specific vessel. Under other contracts, primarily contracts of affreightment, revenue is recognized based on the percentage of days incurred for the voyage to total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under these contracts are less than 10 days in length.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives of the related assets. Improvements and major repairs that extend the useful life of the related asset are capitalized. Gains and losses from retirements or other dispositions are recognized currently.

         The estimated useful lives by classification are as follows:

              Tugs...................................    14-25 years
              Tank Barges............................    17-25 years
              Offshore supply vessels................       25 years
              Machinery and equipment................        5 years


         Certain of the tank barges may have shorter estimated useful lives based on their classification under the Oil Pollution Act of 1990.

DEFERRED CHARGES

         The Company's tugs, tank barges and offshore supply vessels are required by regulation to be recertified after certain periods of time. The Company defers certain costs related to the recertification of the vessels. Deferred recertification costs are amortized over the length of time in which the improvement made during the recertification is expected to last (generally thirty or sixty months). Financing charges are amortized over the term of the related debt using the interest method.

INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's temporary differences primarily relate to depreciation and deferred drydocking costs.

         Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes includes provisions for both federal and state income taxes.

         The Company provides for income taxes on an interim basis based on an estimated effective rate, which is calculated on the Company's projected net income. The Company's effective rate was 38.8% and 38.0% for the nine months ended September 30, 2000 and 2001, respectively.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE

         Customers are primarily major domestic and international oil companies. The Company's customers are granted credit on a short-term basis and related credit risks are considered minimal.

GOODWILL

         Goodwill reflects the excess of cost over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over its estimated useful life of 25 years. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired entities and their contribution to the overall operations of the Company. Should the review indicate that the carrying value is not recoverable, the excess of the carrying value over the undiscounted cash flow would be recognized as an impairment loss. See RECENT ACCOUNTING PRONOUNCEMENTS below.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000 with earlier application permitted. The Company adopted SFAS 133 effective January 1, 2001; however, adoption did not have a material impact on its financial position as the Company has not entered into any derivative instruments.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Statement No. 141, Business Combinations ("SFAS 141") and Financial Accounting Standards Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires separate recognition of intangible assets that meet certain criteria.

         Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle. The Company will adopt SFAS 142 effective January 1, 2002. Management is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Goodwill amortization for each of the nine months ended September 30, 2000 and 2001 was $95.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The Company does not have any known asset retirement obligations, therefore management believes that adoption of this statement will have no effect on the financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 40. Additionally, certain dispositions may now qualify for discounted operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

3.       DEFINED CONTRIBUTION PLAN

         HLMOI is a participating employer in a defined contribution plan with a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code, which was until September 30, 2001, sponsored by an affiliate. Employees must be at least twenty-one years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 20% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and/or profit sharing contributions to the plan. During the nine months ended September 30, 2000 and 2001 the Company made contributions of $5 and $59, respectively.

4.       PROPERTY, PLANT AND EQUIPMENT


                                        DECEMBER 31,  SEPTEMBER 30,
                                           2000          2001
                                        ------------  ------------
                                                      (unaudited)

     Tugs........................        $  9,467      $  27,895
     Tank Barges.................          14,614         24,614
     Supply vessels..............          69,744         83,025
     Construction in progress....          12,294         45,277
     Machinery and equipment.....             818            515
     Less: Accumulated depreciation        (8,002)       (12,394)
                                         --------      ---------
                                         $ 98,935      $ 168,932
                                         ========      =========

         Interest expense of $30 and $2,086 was capitalized for each of the periods ended September 30, 2000 and 2001, respectively.

5.       INVESTMENT IN UNCONSOLIDATED ENTITY

         In prior years and for over ten months in 2000 the Company had a 60% limited partner interest in a partnership. The other 40% was owned by an entity in which the Company's Chairman and Chief Executive Officer had a minority interest. The partnership's only asset was a barge which was leased by the Company on a short-term basis. The Company accounted for this investment using the cost-method of accounting because it did not exert significant influence over the operations of the partnership. Monthly lease payments were charged to expense, and partnership profit distributions were netted against the lease expense. During the nine months ended September 30, 2000, LMI's lease expense, net of distributions, related to this partnership was approximately $78. As part of its $35,000 private equity offering in November 2000, the Company issued approximately 340 shares of common stock at a per share price of $2.65 for an aggregate of $900 in exchange for the remaining 40% of the partnership. The price represented 40% of the value of the tank barge based on an independent appraisal. As a result, the barge was recorded as an asset in the Company's consolidated property, plant and equipment.

6.       LONG-TERM DEBT

         On June 5, 1998, the Company entered into a $43,000 line of credit agreement with two banks (Facility A) and $15,000 and $20,000 line of credit agreements (Facility B and C, respectively) with two venture capital companies. These "Credit Agreements" were used to refinance existing indebtedness and partially finance the construction of offshore supply vessels. Facilities A and B converted to term loans on the completion of the last offshore supply vessel. The indebtedness under the Credit Agreements is collateralized by substantially all of the assets of the Company other than those collateralizing Facility D discussed below. The Credit Agreements require the Company, on a consolidated basis, to maintain a minimum net worth and EBITDA to debt service ratio (as defined in the Credit Agreements). The Credit Agreements also contain other covenants, which, among other things, restrict capital expenditures and the payment of dividends. In connection with Facility C, the Company issued detachable warrants to purchase 11,905 shares of common stock. The warrants were assigned an estimated market value of $500. The warrants for the purchase of 10,500 shares of common stock are currently exercisable with an exercise price of $1.68 per share. The remaining warrants become exercisable only on the occurrence of an event of default under Facility C, the Company filing for bankruptcy or if the indebtedness under Facility C has not been discharged in full by June 5, 2003. All of the warrants issued in connection with the establishment of Facility C provide the holders with a put option whereby the holders have the right, if the Company's stock is not publicly traded by June 5, 2003, to require the Company to repurchase the warrants at their fair market value. The Company is amortizing, through retained earnings, the fair market value of the warrants through June 5, 2003, the first date on which the put may be exercised. The warrants are revalued each period end with changes in value accounted for prospectively. If Facility C is not repaid by June, 2002, 2003 or 2004, the exercise price is adjusted to $1.63, $1.58 and $1.53 per share, respectively.

         On March 5, 1999, the Facility A credit agreement was amended by the Company with the two banks by which it was then maintained. The commitment was increased from $43,000 to $49,400 along with an extension of the outside date for conversion of construction loans to term loans. The conversion date occurred at the delivery of the last offshore supply vessel in March 2000.

         In July and November, 2000, the Company entered into two new credit facilities (collectively, Facility D) totaling $41,400 with a new lender. Of the proceeds, $15,000 was used to repay in full Facility B. The remaining amounts are being used to pay the construction costs of additional offshore supply vessels. At December 31, 2000, Facility D was collateralized by two existing vessels and four vessels under construction.

         In November 2000, the Facility A credit agreement was amended by the Company. The commitment was increased from $49,400 to $69,000. These additional funds are being used to build additional vessels.

         On July 24, 2001, the Company issued $175,000 in principal amount of Senior Notes. The Company realized net proceeds of approximately $165,000 which was used to repay and fully extinguish all of the credit facilities. The Senior Notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8% on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. No principal payments are due until maturity. The Senior Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Senior Notes are guaranteed by all of the Company's subsidiaries. The Company may, at its option, redeem all or part of the Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Indenture. The Company is permitted under the terms of the Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Indenture are satisfied by the Company.

         The Company has received and is evaluating a commitment letter from one of its former lenders regarding a new senior secured revolving line of credit of $50,000. Pursuant to the proposed terms for the new senior secured revolving credit facility, the Company's borrowings under this facility will be limited to $25,000 unless it has obtained the lender's concurrence to the use of proceeds of borrowings in excess of $25,000 and it meets financial ratios, which will be determined through negotiations with our lender. Pursuant to the indenture governing the Senior Notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility initially will be limited to $25,000 plus 15% of the increase in the Company's consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition.

         As of the dates indicated, the Company had the following outstanding long-term debt:


                                                         DECEMBER 31,     SEPTEMBER 30,
                                                             2000            2001
                                                       ---------------   ---------------
                                                                          (Unaudited)
    Non-revolving line of credit payable to two
      banks at 9.9% (Facility A) due 2004, with
      interest paid at libor tranche renewals, but
      no greater than 90 days......................       $  44,869       $      --
    Senior subordinated notes, payable to two
      venture capital companies at 7% (Facility C)
      due 2005, with interest paid quarterly.......          23,542              --
    Term note, payable to a financing company at
      10.3% (Facility D) due 2013, with interest
      paid monthly.................................          20,700              --
    10 5/8% Series A Senior Notes due 2008.........                         171,896
    Insurance notes payable and other..............             506             693
                                                          ---------       ---------
                                                             89,617         172,589
    Less: Debt discount, 7% senior subordinated
      notes due 2005...............................            (226)             --
                                                          ---------       ---------
                                                             89,391         172,589
    Less: Current maturities.......................           6,834             693
                                                          ---------       ---------
                                                          $  82,557       $ 171,896
                                                          =========       =========

7.       STOCK OPTION PLANS

         SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective January 1, 1996, established financial accounting and reporting standards for stock-based compensation plans. The Company's plan includes all arrangements by which employees and directors receive shares of stock or other equity instruments of the Company, or the Company incurs liabilities to employees or directors in amounts based on the price of the stock. SFAS No. 123 defines a fair-value-based method of accounting for stock-based compensation. SFAS No. 123, however, also allows an entity to continue to measure stock-based compensation cost using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to retain the accounting prescribed in APB No. 25 must make pro forma disclosures of net income assuming dilution as if the fair-value-based method of accounting defined in SFAS No. 123 had been applied. The Company retained the provisions of APB No. 25 for expense recognition purposes. Under APB No. 25, where the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The Company established an incentive stock option plan which provides that options for a maximum of 3,500 shares of common stock may be granted by the Company. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. No options have been exercised to date. All options granted expire 5-10 years after vesting, have an exercise price equal to or greater than the estimated market price of the Company's stock at the date of grant and vest over a 3 to 4 year period.

         The following summarizes the option activity in the plans during each of the nine month periods as indicated:

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------
                                                            2000                                     2001
                                               ------------------------------          ------------------------------
                                                NUMBER OF            AVERAGE            NUMBER OF            AVERAGE
                                                 OPTIONS            PRICE PER            OPTIONS            PRICE PER
                                               OUTSTANDING            SHARE            OUTSTANDING            SHARE
                                               -----------          ---------          -----------          ---------
                                                                             (Unaudited)
    Balance, beginning of period...........        150                $1.85                   386           $   1.97
      Granted..............................        236                 2.04                 1,420               2.65
      Cancelled............................          0                    0                   (66)              2.36
                                                ------            ---------              --------           --------
    Balance, end of year...................        386                 1.97                 1,740           $   2.51

         There were 147 and 557 options exercisable at September 30, 2000 and 2001, respectively.

         Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's income available to common stockholders for the nine months ended September 2000 and 2001, would have been the pro forma amounts indicated below:


                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                   2000           2001
                                               -------------   -------------
                                                         (Unaudited)
    Income available to common stockholders --
      As reported..........................       $ 1,327       $  6,548
      Pro forma............................         1,296          6,430

         The weighted average fair value at the date of grant for options granted during the periods presented was $0.74 and $0.52 for September 30, 2000 and 2001, respectively.

         The fair value of the options granted under the Company's stock option plan during the nine months ended September 30, 2001, was estimated using the Black-Scholes Pricing Model with the following assumptions used: risk-free interest rate of six percent, expected life of five to seven years, no volatility and no expected dividends.

         The Company also issued, during 1998, warrants for the purchase of a total of 11,905 shares of common stock with an exercise price of $1.68 per share. The warrants have no expiration date. The fair value of the warrants at the issue date was $500. The warrants were repurchased in October 2001. (See
Note 6).

8.       COMMITMENTS

VESSEL CONSTRUCTION

         At September 30, 2001, the Company was committed under a vessel construction contract with a shipyard affiliated with the Company's Chairman of the Board and Chief Executive Officer to construct three additional offshore supply vessels. At that date, the remaining amount expected to be expended to complete construction under such contract was $15,814. At September 30, 2001, the Company was also committed under a vessel construction contract with another shipyard to construct two additional offshore supply vessels. At that date, the remaining amount expected to be expended to complete construction was $20,720.

         The Company is obligated under the terms of both contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction. As of September 30, 2001, the Company has remaining total obligations under the contracts of $36,084. Based on the most recent construction schedules, the Company expects to remit $14,665 and $21,419 under the contracts for the years ended December 31, 2001 and 2002, respectively.

OPERATING LEASES

         The Company is obligated under certain long-term operating leases for marine vessels used in operations, office space and vehicles. The office space lease provides for a term of five years with five one-year renewal options.

         In addition, the Company leases marine vessels used in its operations under short-term operating lease agreements. See Note 5 for information regarding a short-term vessel operating lease from an affiliate. The Company is also obligated under several month-to-month leases for various purposes. Total rent expense related to leases was $1,281 and $1,781 during the nine months ended September 30, 2000 and 2001, respectively.

9.       DEFERRED CHARGES:

         Deferred charges include the following:

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                       2000            2001
                                                    ------------   -------------
                                                                    (Unaudited)
   Deferred loan costs, net of accumulated
     amortization of $889 and $1,448,
     respectively..................................     $ 3,004        $ 6,408
   Deferred drydockings costs, net of accumulated
     amortization of $1,372 and $2,044,
     respectively..................................       2,086          1,657
   Other...........................................          30             21
                                                        -------        -------
             Total.................................     $ 5,120        $ 8,086
                                                        =======        =======

10.      RELATED PARTY TRANSACTIONS

         The Company utilizes the services of a law firm, a member of which is a related party of the Company. During the nine months ended September 30, 2000 and 2001, the Company paid approximately $126 and $898 for these services, respectively. As discussed in Note 9, the Company was committed under a vessel construction contract to construct four offshore supply vessels with a shipyard affiliated with the Company's Chairman of the Board and Chief Executive Officer. The Company used another shipyard affiliated with the Company's Chairman of the Board and Chief Executive Officer to complete construction of one vessel delivered during 2000. See Note 5 for additional information.

11.      MAJOR CUSTOMERS

         In the nine months ended September 30, 2000 and 2001 revenue from one and three customers, respectively, individually exceeded ten percent of total revenue.

12.      SEGMENT INFORMATION

         The Company provides marine transportation services through two business segments. The Company operates newly constructed deepwater offshore supply vessels in the Gulf of Mexico through its offshore supply vessel segment. The offshore supply vessels principally support offshore drilling and production operations in the deepwater regions of the Gulf of Mexico by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following shows reportable segment information for the nine months ended September 30, 2000 and 2001 reconciled to consolidated totals and prepared on the same basis as the Company's consolidated financial statements.

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                        ------------------
                                          2000       2001
                                        --------   --------
                                            (Unaudited)
     OPERATING REVENUE:
     Offshore supply vessels.......     $ 13,810   $ 23,741
     Tugs and tank barges..........       12,322     23,375
                                        --------   --------
               Total...............     $ 26,132   $ 47,116
                                        ========   ========
     OPERATING EXPENSES:
     Offshore supply vessels.......     $  6,859   $  8,086
     Tugs and tank barges..........        8,524     13,575
                                        --------   --------
               Total...............     $ 15,383   $ 21,661
                                        ========   ========
     OPERATING INCOME:
     Offshore supply vessels.......     $  5,958   $ 12,887
     Tugs and tank barges..........        2,461      6,340
                                        --------   --------
               Total...............     $  8,419   $ 19,227
                                        ========   ========
     CAPITAL EXPENDITURES:
     Offshore supply vessels.......     $  5,150   $ 42,795
     Tugs and tank barges..........          562     31,520
     Corporate.....................          115         74
                                        --------   --------
               Total...............     $  5,827   $74,,389
                                        ========   ========
     DEPRECIATION AND AMORTIZATION:
     Offshore supply vessels.......     $  2,095   $  2,492
     Tugs and tank barges..........        1,732      2,708
                                        --------   --------
               Total...............     $  3,827   $  5,200
                                        ========   ========

                                                 AS OF
                                       ---------------------------
                                       DECEMBER 31,   SEPTEMBER 30,
                                           2000            2001
                                       -----------    -----------
                                                      (Unaudited)
     IDENTIFIABLE ASSETS:
     Offshore supply vessels            $  87,866      $ 127,576
     Tugs and tank barges.                 28,569         66,039
     Corporate............                 30,713         56,540
                                        ---------      ---------
               Total......              $ 147,148      $ 250,155
                                        =========      =========
     LONG-LIVED ASSETS:
     Offshore supply vessels            $  78,143      $ 118,599
     Tugs and tank barges.                 20,449         49,989
     Corporate............                    343            344
                                        ---------      ---------
                                        $  98,935      $ 168,932
                                        =========      =========

13.      SPENTONBUSH/RED STAR GROUP ACQUISITION

         On May 31, 2001, the Company purchased a fleet of nine ocean-going tugs and nine ocean-going tank barges and the related coastwise transportation businesses from the Spentonbush/Red Star Group (affiliates of Amerada Hess Corporation) for approximately $28 million in cash. As part of the acquisition, the Company entered into a contract of affreightment with Amerada Hess as its exclusive marine logistics provider and coastwise transporter of petroleum products in the northeastern United States. The contract became effective on June 1, 2001 and its initial term continues through March 31, 2006. The Company also entered into a five-year lease for the Brooklyn marine facility of Amerada Hess where the tug and tank barge operations that were acquired are based and from which such operations will be conducted. Future minimum lease payments under the lease are $117-2001, $203-2002, $208-2003, $213-2004, $219-2005, and
$55-2006. The lease expires in March 2006. The Company incurred approximately $600 in acquisition cost.

         The purchase method was used to account for the acquisition of the tugs and tank barges from the Spentonbush/Red Star Group. There was no goodwill recorded as a result of the acquisition. The purchase price was allocated to the acquired assets based on the estimated fair value as of May 31, 2001 as follows (in thousands):


                 Property, Plant and Equipment  $ 27,030
                 Other Assets...............       1,000
                                                --------
                   Purchase Price...........    $ 28,030

         The following summarized unaudited pro-forma income statement data reflects the impact the Spentonbush/Red Star Group acquisition would have had on September 30, 2001, had the acquisition taken place at the beginning of the fiscal year (in thousands):

                                    UNAUDITED PRO-FORMA
                                      RESULTS FOR THE
                                     NINE MONTHS ENDED
                                     SEPTEMBER 30, 2001
                                    -------------------
           Revenue.........              $67,623
           Operating income               24,892
             Net Income....                9,718


14.      SUBSEQUENT EVENTS (UNAUDITED)

EQUITY OFFERING; REPURCHASE OF OUTSTANDING WARRANTS

         On October 25, 2001, the Company completed a private placement of 5,509 shares of its common stock for gross proceeds of $14,600. The Company repurchased all of its outstanding warrants with $14,500 of the proceeds. The remaining funds are available for payment of expenses incurred in the offering. As a result of the repurchase of the warrants, the unamortized value of the warrants was accelerated and will be charged to retained earnings in the fourth quarter of 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions contain forward-looking information. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions and competition. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

         We are a leading provider of marine transportation services in the markets we serve through the operation of newly constructed deepwater offshore supply vessels in the Gulf of Mexico and ocean-going tugs and tank barges in the northeastern United States, primarily New York Harbor, and in Puerto Rico. Since 1997, we have significantly increased the size of our fleet from six to 42 vessels through new construction of offshore supply vessels and acquisitions of tugs and tank barges. Currently, we own and operate a fleet of nine deepwater offshore supply vessels and have another four deepwater vessels under construction. Following delivery of these vessels, we believe that we will be the second largest operator of deepwater offshore supply vessels in the Gulf of Mexico. We also own and operate a fleet of thirteen ocean-going tugs and sixteen ocean-going tank barges. We operate the largest fleet of tank barges for the transportation of petroleum products in Puerto Rico and believe that we are the fourth largest transporter of petroleum products by tank barge in New York Harbor.

         We charter our offshore supply vessels on a dayrate basis under either fixed time charters or in the spot market. Generally, we absorb crew, insurance and repair and maintenance costs in connection with operation of our offshore supply vessels and our customers absorb other direct operating costs. In a bareboat charter, the customer pays all direct operating costs. All of our offshore supply vessels are currently operating under fixed time charters, including seven (one of which, the 240' class HOS Dominator, is under construction and scheduled to be delivered in February 2002) that are chartered with initial terms ranging from two to five years. Our long-term contracts for our offshore supply vessels are consistent with those used in the industry and are either fixed for a term of months or years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

         While offshore supply vessels service existing oil and gas production platforms as well as exploration and development activities, incremental vessel demand depends primarily upon the level of drilling activity, which can be influenced by a number of factors, including oil and gas prices and drilling budgets of exploration and production companies. As a result, utilization and dayrates have historically correlated to oil and gas prices and drilling activity, although the greater investment of time and expense associated with deepwater production and the consequent long-term nature of deepwater offshore supply vessel contracts have weakened the significance of the correlation in recent years.

         Generally, we operate an ocean-going tug and tank barge together as a "tow" to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot market charters, contracts of affreightment and consecutive voyage contracts. Under time charters and spot market charters, we earn revenue based on a fixed dayrate, and certain direct voyage costs, including fuel, dockage fees and outside services, are normally absorbed by the customer. Under a contract of affreightment, we earn revenue based on the volume of products we deliver, and we generally absorb all direct costs and operating expenses for the tow. Under consecutive voyage contracts, in addition to earning revenues for volumes delivered, we earn a standby hourly rate between charters.

         The primary drivers of demand for our tug and tank barge services are population growth, the strength of the United States economy and changes in weather patterns that affect consumption of heating oil and gasoline. The tug and tank barge market, in general, is marked by steady demand over time. Based on a recent industry study that we commissioned, we believe that demand for refined petroleum products and crude oil will remain steady or gradually increase for the foreseeable future.

         Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Generally, fluctuations in vessel utilization affect only that portion of our direct operating costs that is incurred when our vessels are active. Direct operating costs as a percentage of revenues may therefore vary substantially due to changes in day rates and utilization.

         In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the U.S. Coast Guard and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 or 60 months.

         Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected.

RESULTS OF OPERATIONS

         The tables below set forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. The average dayrates are based on the number of days the vessel, for the offshore supply vessel segment, or tank barge, for the tug and tank barge segment, generated revenue during the period. For the offshore supply vessel segment, revenue includes charter hire and brokerage revenue. For the tug and tank barge segment, revenue includes time charters, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue. Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues. These offshore supply vessels and tug and tank barges generate substantially all of our revenues and operating profit.

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                         ------------------------      ------------------------
                                            2000          2001            2000          2001
                                         ------------------------      ------------------------
OFFSHORE SUPPLY VESSELS:
  Average number.......................         7.0           8.0             6.7           7.6
  Average utilization rate.............        97.8%        100.0%           91.4%         99.3%
  Average dayrate......................  $    8,933    $   12,525      $    8,183    $   11,575
TUGS AND TANK BARGES:
  Average  number of tank barges.......         7.0          16.0             7.0          11.0
  Average fleet capacity (barrels).....     451,655     1,130,727         451,655       753,465
  Average barge size (Barrels).........      64,522        70,670          64,522        67,254
  Average utilization rate.............        65.5%         83.3%           67.6%         83.6%
  Average dayrate......................  $    9,912    $    9,953      $    9,507    $    9,288

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues were $21.4 million for the quarter ended September 30, 2001, as compared to $9.8 million for the same period in 2000, an increase of $11.6 million or 118.4%. This increase was primarily attributable to our offshore supply vessel segment, which continued to experience strong demand for our vessels, and the acquisition of additional tugs and tank barges on May 31, 2001.

         Revenues from our offshore supply vessel segment totaled $9.2 million for the quarter ended September 30, 2001, as compared to $5.6 million for the same quarter in 2000, an increase of $3.6 million or 64.3%. Our revenue for the third quarter of 2001 reflected continued strong dayrates and utilization as demand for our vessels continued to improve. Our utilization rate was 100.0% in the third quarter of 2001 compared to 97.8% in the third quarter of 2000 as a result of higher demand for deepwater drilling, construction and field development activity in the Gulf of Mexico. Our offshore supply vessel average dayrate was $12,525 in the third quarter of 2001 compared to $8,933 in the third quarter of 2000, an increase of $3,592 or 40.2%. The increase in average dayrates was due to a combination of higher demand and the addition to our fleet of the larger, newly constructed HOS Innovator on April 28, 2001, at a significantly higher dayrate.

         Revenues from our tug and tank barge segment totaled $12.2 million for the quarter ended September 30, 2001 as compared to $4.2 million for the same period in 2000, an increase of $8.0 million or 190.5%. The segment revenue increase is primarily due to increased utilization and the acquisition of nine tank barges on May 31, 2001, which increased fleet capacity in barrels from 451,655 to 1,130,727. Our utilization rate increased to 83.3% for the quarter ended September 30, 2001 compared to 65.5% for the same period in 2000. Our average dayrate remained fairly constant at $9,953 for the third quarter of 2001 compared to $9,912 for the third quarter of 2000. The increase in utilization was primarily the result of a change from vessels operating under contracts of affreightment to time charters, as well as the vessels being out of service for repairs fewer days in 2001 as compared to 2000.

         Operating Expense. Our operating expense, including depreciation and amortization, increased to $10.1 million for the quarter ended September 30, 2001 as compared to $5.5 million in the same period in 2000, an increase of $4.6 million or 83.6%. Daily operating expenses per vessel in both the offshore supply vessel segment and the tug and tank barge segment remained fairly constant. The increase in operating expense is the result of increasing both the offshore supply vessel and tank barge fleets during the first half of 2001.

         Operating expense for our offshore supply vessel segment increased $0.4 million in the third quarter of 2001 to $2.9 million compared to $2.5 million in the third quarter of 2000. This increase was the result of the HOS Innovator being in service for the third quarter of 2001 but not in service during the same period of 2000.

         Operating expense for our tug and tank barge segment was $7.2 million for the third quarter of 2001 compared to $2.9 million for the third quarter of 2000, an increase of $4.3 million or 148.3%. The operating expense increase is primarily the result of the addition of nine tugs and nine tank barges on May 31, 2001

         General and Administrative Expense. Our general and administrative expense was $2.5 million for the third quarter of 2001 as compared to $0.9 million for the third quarter of 2000, an increase of $1.6 million. This increase primarily resulted from increased overhead relating to the nine tugs and nine tank barges acquired on May 31, 2001.

         Interest Expense. Interest expense was $3.5 million in the quarter ended September 30, 2001 compared to $2.0 million in the third quarter ended September 30, 2000, an increase of $1.5 million or 75.0%. The increase in interest expense resulted from the refinancing of all of the Company's conventional floating rate debt through the issuance of senior notes in July 2001 with a higher fixed rate, and a higher average balance of debt outstanding in the 2001 period. This increase was offset by the capitalization of interest costs relating to new construction which increased significantly in the 2001 period due to the construction in progress of six offshore supply vessels compared to the construction of one vessel completed in March 2000.

         Interest Income. Interest income was $0.4 million in the quarter ended September 30, 2001 compared to $0.1 million in the quarter ended September 30, 2000, an increase of $0.3 million or 300%. The increase in interest income resulted from substantially higher cash balances invested during the 2001 period resulting from the excess proceeds of the senior notes available for investment after the refinancing.

         Income Tax Expense. Our effective tax rate for the third quarter of 2001 was 38.0% compared to an effective tax rate of 38.8% for the third quarter of 2000.

         Extraordinary Loss. A non-cash extraordinary loss of $1.9 million, net of taxes, was incurred during the third quarter of 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of all the Company's debt through the issuance of $175,000 of senior notes in July 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues were $47.1 million for the nine months ended September 30, 2001, as compared to $26.1 million for the same period in 2000, an increase of $21.0 million or 80.4%. This increase was primarily attributable to our offshore supply vessel segment, which continued to experience strong demand for our vessels, and the acquisition of additional tugs and tank barges on May 31, 2001.

         Revenues from our offshore supply vessel segment increased to $23.7 in the first nine months of 2001 as compared to $13.8 million in the first nine months of 2000, an increase of $9.9 million or 71.7%. Revenues in the third quarter of 2001 reflected continued strong dayrates and utilization as demand for our vessels continued to improve. Our utilization rate was 99.3% for the first nine months of 2001 compared to 91.4% in the same period of 2000 as a result of higher demand for deepwater drilling, construction and field development activity in the Gulf of Mexico. Our offshore supply vessel average dayrate was $11,575 for the first nine months of 2001 compared to $8,183 for the same period in 2000, an increase of $3,392 or 41.4%. The increase in average dayrates was due to a combination of higher demand and the addition to our fleet of the larger, newly constructed HOS Cornerstone on March 11, 2000 and HOS Innovator on April 28, 2001, at significantly higher dayrates.

         Revenues from our tug and tank barge segment totaled $23.4 million for the first nine months of 2001 as compared to $12.3 million for the same period in 2000, an increase of $11.1 million or 90.2%. The segment revenue increase is primarily due to increased utilization and the acquisition of nine tugs and nine tank barges on May 31, 2001, which increased fleet capacity in barrels from 451,655 to 1,130,727. Our utilization rate increased to 83.6% for the first nine months of 2001 compared to 67.6% for the same period in 2000. Our average dayrate remained fairly constant at $9,288 for the third quarter compared to $9,507 in the third quarter of 2000. The increase in utilization was primarily the result of a change from vessels operating under contracts of affreightment to time charters, as well as the vessels being out of service for repairs fewer days in 2001 as compared to 2000.

         Operating Expense. Our operating expense, including depreciation and amortization, increased to $21.7 million for the first nine months of 2001 as compared to $15.4 million in the same period in 2000, an increase of $6.3 million or 40.9%. Daily operating expenses per vessel in both the offshore supply vessel segment and the tug and tank barge segment remained fairly constant. The increase in operating expense is the result of adding vessels to the offshore supply vessel and tank barge fleets during the first nine months of 2001.

         Operating expense for our offshore supply vessel segment increased $1.2 million in the first nine months of 2001 to $8.1 million compared to $6.9 million in the third quarter of 2000. This increase was the result of the HOS Cornerstone being in service for the entire first nine months of 2001, but only a portion of the first nine months of 2000 and the HOS Innovator being in service for a portion of 2001 but not in service during the first nine months of 2000.

         Operating expense for our tug and tank barge segment was $13.6 million for the first nine months of 2001 compared to $8.5 million for same period in 2000, an increase of $5.1 million or 60.0%. The operating expense increase is primarily the result of the addition of nine tugs and nine tank barges on May 31, 2001.

         General and Administrative Expense. Our general and administrative expense was $6.2 million for the first nine months of 2001 as compared to $2.3 million for the same period of 2000, an increase of $3.9 million. This increase primarily resulted from increased overhead relating to the nine tugs and nine tank barges on May 31, 2001.

         Interest Expense. Interest expense was $6.7 million in the first nine months of 2001 compared to $6.4 million in the first nine months of 2000, an increase of $0.3 million or 4.7%. The increase in interest expense resulted from the refinancing of all of the Company's conventional floating rate debt through the issuance of senior notes in July 2001 with a higher fixed rate, and a higher average balance of debt outstanding in the 2001 period. This increase was offset by the capitalization of interest costs relating to new construction which increased significantly in the 2001 period due to the construction in progress of six offshore supply vessels compared to the construction of one vessel completed in March 2000.

         Interest Income. Interest income was $1.1 million in the first nine months of 2001 compared to $0.2 million in the first nine months of 2000, an increase of $0.9 million or 450%. The increase in interest income resulted from substantially higher cash balances invested during the 2001 period resulting from the excess proceeds of the senior notes offering available for investment after the refinancing.

         Income Tax Expense. Our effective tax rate for the first nine months of 2001 was 38.0% compared to an effective tax rate of 37.9% for the third quarter of 2000.

         Extraordinary Loss. A non-cash extraordinary loss of $1.9 million, net of taxes, was incurred during the third quarter of 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of all the Company's debt through the issuance of $175,000 of senior notes in July 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal needs for capital are to fund ongoing operations, capital expenditures for the construction of new vessels, acquisitions and debt service. We have historically financed our capital needs with cash flow from operations, issuances of equity and borrowings under our credit facilities.

         Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2000 compared to $16.1 million in the nine months ended September 30, 2001. Changes in cash flow from operating activities are principally the result of higher income from operations after considering increases in depreciation and amortization due to increases in our vessel fleet offset by changes in our net working capital.

         Net cash used in investing activities was $5.8 million for the nine months ended September 30, 2000 compared to $74.4 million in the nine months ended September 30, 2001. Net cash used in investing activities was primarily the result of new vessel construction and acquisitions. Included in these cash amounts are drydocking expenditures, predominantly related to vessel re-certification, of $1.3 million in the nine months ended September 30, 2000 and $1.5 million in the nine months ended September 30, 2001. Under our accounting policy, we generally capitalize drydocking expenditures related to vessel re-certification and amortize the amount over 30 or 60 months.

         Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2000 compared to $84.0 million in the nine months ended September 30, 2001. Net cash provided by financing activities was primarily the result of issuances of equity and our senior notes and borrowings under our former credit facilities offset by the repayment in full of such credit facilities.

         On July 24, 2001, we issued $175,000 in principal of 10 5/8% senior notes due 2008. Interest on the notes is due February 1 and August 1 of each year until maturity. We realized net proceeds of $165.0 million which was used to repay and extinguish substantially all of our outstanding indebtedness under our existing credit facilities which have been terminated at September 30, 2001.

         At September 30, 2001, we had outstanding debt of $172 million, net of original issue discount under our senior notes. We have received a commitment letter from one of our former lenders for a new senior secured revolving line of credit of $50 million. Pursuant to the proposed terms of this new senior secured revolving credit facility, our borrowings under this facility are limited to $25 million until we have obtained the lenders' concurrence to the use of proceeds of borrowings in excess of $25 million and meet financial ratios, which will be determined through negotiations with our Lender. Pursuant to the indenture governing the senior notes, unless we meet a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility initially will be limited to $25 million plus 15% of the increase in our consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition.

         In November 2000, we issued 13,179 shares of our common stock for gross proceeds of $35 million. We used the proceeds of the private placement principally to make initial payments required to begin construction of four deepwater offshore supply vessels and to pay the non-debt-financed portion of the acquisition cost of the tugs and tank barges purchased from the Spentonbush/Red Star Group. Remaining funds have been used or remain available for acquisitions and general corporate purposes, including working capital.

         In August and October 2001, we issued a total of 5,509 shares of our common stock for proceeds of $14.6 million. We repurchased all of our outstanding warrants with $14.5 million of the proceeds. The remaining funds are available for the payment of expenses incurred in the offering.

         In September 2001, we issued 50 shares of our common stock to an employee for proceeds in the aggregate amount of $132,500. These proceeds are available for general corporate purposes.

         As of September 30, 2001, we had working capital of approximately $57.3 million. As of September 30, 2001, we were committed under vessel construction contracts to complete construction of five offshore supply vessels. As of the date hereof, the amount expected to be expended to complete construction of these vessels was approximately $36.1 million, which becomes due at various dates through 2002.

         During the nine months ended September 30, 2000, we made capital expenditures of approximately $5.8 million. For 2001, through September 30, we expended approximately $70.8 million for vessel construction and the Spentonbush/Red Star Group acquisition and we currently anticipate that we will make capital expenditures of approximately $14.7 million during the remainder of 2001, primarily for the construction of offshore supply vessels. We believe that, cash on hand and cash generated from operations will provide sufficient funds for our identified capital projects, debt service and working capital requirements. Our strategy, however, includes expanding our fleet through the construction or acquisition of additional offshore supply vessels, tugs and tank barges as needed to take advantage of the strong demand for such vessels. Depending on the market demand for tugs, tank barges and offshore supply vessels and consolidation opportunities that may arise, we may require additional debt or equity financing. Although we continue to evaluate potential acquisitions and newbuild opportunities, except for an agreement to purchase a self-propelled tank barge, which is still subject to certain closing conditions, we do not presently have any agreements, understandings or arrangements with respect to any specific acquisition target.

         As of December 31, 2000, we had federal net operating loss carryforwards of approximately $15.7 million available through 2017 to offset future taxable income. In addition, we expect our federal tax net operating losses to increase due to our use of accelerated tax depreciation with respect to new vessels. Our use of these net operating losses may be limited due to U.S. tax laws. Based on the age and composition of our current fleet, however, we expect to pay a lower than normal amount of federal income taxes over the next five years.

INFLATION

         The Company does not believe that inflation has had a material effect on its results of operations for the three and nine months ended September 30, 2001.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

         The Company is subject to interest rate risk on its long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The $175 million senior notes accrue interest at the rate of 10 5/8% per annum and mature on August 1, 2008. There are no scheduled principal payments under the notes prior to the maturity date.

         The Company's operations are conducted between U.S. ports, including along the coast of Puerto Rico, and therefore the Company is not presently exposed to foreign currency fluctuation.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 2001, we issued 273,585 shares of our common stock that were not registered under the Securities Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder exempting transactions by an issuer not involving a public offering. The shares were issued to one of our existing stockholders and the amount of consideration we received for the issuance of these shares was $0.7 million.

         In September 2001, we issued 50,000 shares of our common stock that were not registered under the Securities Act in reliance upon Section 4(2) of the Act exempting transactions by an issuer not involving a public offering. The shares were issued to one of our employees and the amount of consideration we received for the issuance of these shares was $0.1 million.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 12, 2001, we held our Annual Meeting of Stockholders. At the meeting, Bruce R. Hunt, Andrew L. Waite and Jesse E. Neyman were elected to serve on our board of directors as Class I directors until our 2004 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified. The number of shares voted in favor of the election of each of the foregoing directors was 23,012,659 and no shares were voted against their election. The other directors continuing in office after the meeting were Christian G. Vaccari, Todd M. Hornbeck, Richard W. Cryar and Larry D. Hornbeck.

ITEM 5 - OTHER INFORMATION

RECENT DEVELOPMENTS

Equity Offering; Repurchase of Outstanding Warrants

         On October 25, 2001, we completed a private placement of 5,509,434 shares of our common stock for gross proceeds of $14.6 million. We repurchased all of our outstanding warrants with $14.5 million of the proceeds. The remaining funds are available for the payment of expenses incurred in the offering. In connection with our repurchase of the warrants, Jesse E. Neyman, who had been the board designee of our warrantholders, resigned as a director on October 25, 2001.

Delivery of the BJ Blue Ray and Signing of Multi-year Specialty Service Contract

         On November 6, 2001, we took delivery of the BJ Blue Ray, a 265' class offshore supply vessel. The BJ Blue Ray was immediately employed under a five-year contract with a large oilfield service company to support well stimulation services. In addition, we recently signed a three-year contract with another large oilfield service company for the HOS Dominator, our 240' class offshore supply vessels currently under construction and scheduled to be delivered in February 2002.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

         (a)      Exhibits:


        Exhibit
        Number                           Description
        -------                          -----------

          3.1 Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on December 13, 1997 (incorporated by reference to Exhibit
                      3.1 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

         3.2 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on December 1, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          3.3 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 23, 2000 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          3.4 Certificate of Correction to Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on November 14, 2000 (incorporated by reference to Exhibit
                      3.4 of the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          3.5 Second Restated Bylaws of the Company adopted October 4, 2000 (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          4.1 Indenture dated as of July 24, 2001 between Wells Fargo Bank Minnesota, National Association (as Trustee) and the Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          4.2 Specimen 10-5/8% Series A Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          4.3 Specimen 10-5/8% Series A Regulation S Temporary Global Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          4.4 Specimen 10-5/8% Series A Note due 2008 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          4.5 Registration Rights Agreement dated as of July 24, 2001 among the Company, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

          (b)     Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HORNBECK-LEEVAC Marine Services, Inc.


Date:  November 14, 2001           By: /s/ JAMES O. HARP, JR.
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer