Form 10-Q/A
period 2001-09-30
HORNBECK LEEVAC MARINE SERVICES INC
filed 2001-11-16
CIK 1131227

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-Q/A
                                AMENDMENT NO. 1



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

PART II - OTHER INFORMATION...................................................20
   Item 1 - Legal Proceedings.................................................20
   Item 2 - Changes in Securities and Use of Proceeds.........................20
   Item 3 - Defaults Upon Senior Securities...................................20
   Item 4 - Submission of Matters to a Vote of Security Holders...............20
   Item 5 - Other Information.................................................20
   Item 6 - Exhibits and Reports on Form 8-K..................................21

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

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)



                                                                         TOTAL
                                  CAPITAL STOCK   ADDITIONAL  RETAINED   STOCK-
                                -----------------  PAID-IN    EARNINGS  HOLDERS'
                                 SHARES   AMOUNT    CAPITAL  (DEFICIT)   EQUITY
                                -------- --------  --------- ---------  --------
                                                  (Unaudited)
 BALANCE AT December 31,
    1999.....................    11,367   $   114   $13,646  $  (280)   $13,480
 Shares issued...............        --        --        --       --         --
 Amortization of put
    feature of warrants......        --        --       945     (945)        --
 Net income..................        --        --        --    1,327      1,327
                               --------  --------  --------  -------    -------
 BALANCE AT SEPTEMBER 30,
    2000.....................    11,367       114    14,591      102     14,807
 Shares issued...............    13,208       132    33,395       --     33,527
 Amortization of put
    feature of warrants......        --        --       315     (315)        --
 Net income..................        --        --        --    1,411      1,411
                               --------  --------  --------  -------    -------
 BALANCE AT DECEMBER 31,
    2000.....................    24,575       246    48,301    1,198     49,745
 Shares issued...............       325         3       857       --        860
 Amortization of put
    feature of warrants......        --        --     3,118   (3,118)        --
 Net income..................        --        --        --    6,548      6,548
                               --------  --------  --------  -------    -------
 BALANCE AT SEPTEMBER 30,
    2001.....................    24,900   $   249   $52,276  $ 4,628    $57,153
                               ========  ========  ========  =======    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -----------------------
                                                                     2000        2001
                                                                 ------------  ---------
                                                                        (Unaudited)
 Cash Flows From Operating Activities:
   Net income................................................       $ 1,327       $ 6,548
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...........................         3,827         5,200
     Provision for bad debts.................................            37            43
     Deferred tax expense....................................           809         3,973
     Gain on sale of assets..................................            (3)           --
     Amortization of financing costs and initial warrant
       valuation.............................................           375           544
     Changes in operating assets and liabilities:
     Accounts and claims receivable..........................        (1,725)       (3,622)
     Prepaid expenses........................................           132          (123)
     Deferred charges and other assets.......................        (1,793)       (5,019)
     Accounts payable and deferred revenue...................            81         8,505
     Other liabilities.......................................          (259)           76
                                                                    -------       -------
     Net cash provided by operating activities...............         2,808        16,125
                                                                    -------       -------
 Cash Flows From Investing Activities:
   Capital expenditures......................................        (5,827)      (46,359)
   Acquisition of tugs and tank barges from
     Spentonbush/Red Star Group..............................            --       (28,030)
                                                                    -------       -------
     Net cash used in investing activities...................        (5,827)      (74,389)
                                                                    -------       -------
 Cash Flows From Financing Activities:
   Proceeds from issuance of Senior Notes....................            --       171,896
   Proceeds from borrowings under debt agreements............         4,543        40,750
   Payments on long-term debt................................        (2,991)     (129,519)
   Proceeds from issuance of common stock....................            --           860
                                                                    -------       -------
   Net cash provided by financing activities.................         1,552        83,987
                                                                    -------       -------
   Net increase (decrease) in cash and cash
     equivalents.............................................        (1,467)       25,723
   Cash and cash equivalents at beginning of period..........         6,144        32,988
                                                                    -------       -------
   Cash and cash equivalents at end of period................       $ 4,677       $58,711
                                                                    =======       =======
 Supplemental Disclosures Of Cash Flow Activities:
   Interest paid.............................................       $ 4,823       $ 5,577
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

NATURE OF OPERATIONS


         Hornbeck Offshore Services, Inc. (HOS) operates offshore supply vessels to furnish support to the offshore oil and gas exploration and production industry, primarily in the United States Gulf of Mexico, and to provide specialty services. Prior to 2000, HOS operated six vessels, with one additional vessel being added in March 2000 and another in April 2001. LEEVAC Marine, Inc. (LMI) operates ocean-going tugs and tank barges which provide vessel and barge charters for the transportation of petroleum products. In 2000, LMI operated an average of seven ocean-going tank barges and associated tugs. On May 31, 2001, the Company purchased a fleet of nine ocean-going tugs and nine ocean-going tank barges and the related coastwise transportation businesses from the Spentonbush/Red Star Group for approximately $28 million in cash. The results from this acquisition have been included since the date of acquisition. (See Note 13.) HORNBECK-LEEVAC Marine Operators, Inc. (HLMOI) is a service subsidiary that provides administrative and personnel support to the other subsidiaries. Energy Services Puerto Rico, Inc. (ESPRI) provides administrative and personnel support to employees residing in Puerto Rico.


INTERIM FINANCIAL STATEMENTS


         The accompanying unaudited consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the Company's financial position and results of operations for the interim periods included herein have been made, and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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

         As of the dates indicated, the Company had the following outstanding long-term debt:



                                                         DECEMBER 31,     SEPTEMBER 30,
                                                             2000            2001
                                                       ---------------   ---------------
                                                                  (Unaudited)
    Non-revolving line of credit payable to two
      banks at 9.9% (Facility A) due 2004, with
      interest paid at libor tranche renewals, but
      no greater than 90 days......................       $  44,869       $      --
    Senior subordinated notes, payable to two
      venture capital companies at 7% (Facility C)
      due 2005, with interest paid quarterly.......          23,542              --
    Term note, payable to a financing company at
      10.3% (Facility D) due 2013, with interest
      paid monthly.................................          20,700              --
    10 5/8% Senior Notes due 2008..................                         171,896
    Insurance notes payable and other..............             506             693
                                                          ---------       ---------
                                                             89,617         172,589
    Less: Debt discount, 7% senior subordinated
      notes due 2005...............................            (226)             --
                                                          ---------       ---------
                                                             89,391         172,589
    Less: Current maturities.......................           6,834             693
                                                          ---------       ---------
                                                          $  82,557       $ 171,896
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

         The following summarizes the option activity in the plans during each of the nine month periods as indicated:

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------
                                                            2000                                     2001
                                               ------------------------------          ------------------------------
                                                NUMBER OF            AVERAGE            NUMBER OF            AVERAGE
                                                 OPTIONS            PRICE PER            OPTIONS            PRICE PER
                                               OUTSTANDING            SHARE            OUTSTANDING            SHARE
                                               -----------          ---------          -----------          ---------
                                                                             (Unaudited)
    Balance, beginning of period...........        150             $   1.85                   386           $   1.97
      Granted..............................        236                 2.04                 1,420               2.65
      Cancelled............................         --                   --                   (66)              2.36
                                                ------             --------              --------           --------
    Balance, end of period.................        386             $   1.97                 1,740           $   2.51
                                                ======             ========              ========           ========


         There were 147 and 557 options exercisable at September 30, 2000 and 2001, respectively.

         Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's income available to common stockholders for the nine months ended September 2000 and 2001, would have been the pro forma amounts indicated below:



                                                       SEPTEMBER 30,
                                               -----------------------------
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

8.       COMMITMENTS

VESSEL CONSTRUCTION


         At September 30, 2001, the Company was committed under a vessel construction contract with a shipyard affiliated with the Company's Chairman of the Board and Chief Executive Officer to construct three additional offshore supply vessels. At that date, the remaining amount expected to be expended to complete construction under such contract was $15,814. At September 30, 2001, the Company was also committed under a vessel construction contract with another shipyard to construct two additional offshore supply vessels. At that date, the remaining amount expected to be expended to complete construction under such contract was $20,270.



         The Company is obligated under the terms of both contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction. As of September 30, 2001, the Company had remaining total obligations under the contracts of $36,084. Based on the most recent construction schedules, the Company expects to remit $14,665 and $21,419 under the contracts for the remainder of the year ended December 31, 2001 and for the year ended December 31, 2002, respectively.


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
                                                        =======        =======


10.      RELATED PARTY TRANSACTIONS


         The Company utilizes the services of a law firm, a member of which is a related party of the Company. During the nine months ended September 30, 2000 and 2001, the Company paid approximately $126 and $898 for these services, respectively. As discussed in Note 8, the Company was committed under a vessel construction contract to construct offshore supply vessels with a shipyard affiliated with the Company's Chairman of the Board and Chief Executive Officer. The Company used another shipyard affiliated with the Company's Chairman of the Board and Chief Executive Officer to complete construction of one vessel delivered during 2000. See Note 5 for additional information.


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

         The purchase method was used to account for the acquisition of the tugs and tank barges from the Spentonbush/Red Star Group. There was no goodwill recorded as a result of the acquisition. The purchase price was allocated to the acquired assets based on the estimated fair value as of May 31, 2001 as follows (in thousands):



                 Property, Plant and Equipment  $ 27,030
                 Other Assets...............       1,000
                                                --------
                   Purchase Price...........    $ 28,030
                                                ========


         The following summarized unaudited pro-forma income statement data reflects the impact the Spentonbush/Red Star Group acquisition would have had on September 30, 2001, had the acquisition taken place at the beginning of the fiscal year (in thousands):


                                    UNAUDITED PRO-FORMA
                                      RESULTS FOR THE
                                     NINE MONTHS ENDED
                                     SEPTEMBER 30, 2001
                                    -------------------
           Revenue.........              $67,623
           Operating income               24,892
           Net Income......                9,718




14.      SUBSEQUENT EVENTS


EQUITY OFFERING; REPURCHASE OF OUTSTANDING WARRANTS


         In August and October 2001, the Company issued, in a private placement, 5,509 shares of its common stock for gross proceeds of $14,600. The Company repurchased all of its outstanding warrants with $14,500 of the proceeds. The remaining funds are available for payment of expenses incurred in the offering. As a result of the repurchase of the warrants, the unamortized value of the warrants was accelerated and will be charged to retained earnings in the fourth quarter of 2001.

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


         Interest Expense. Interest expense was $3.5 million in the quarter ended September 30, 2001 compared to $2.0 million in the quarter ended
September 30, 2000, an increase of $1.5 million or 75.0%. The increase in interest expense resulted from the refinancing of all of the Company's conventional floating rate debt through the issuance of senior notes in July 2001 with a higher fixed rate, and a higher average balance of debt outstanding in the 2001 period. This increase was offset by the capitalization of interest costs relating to new construction which increased significantly in the 2001 period due to the construction in progress of six offshore supply vessels compared to the construction of one vessel completed in March 2000.


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


         Extraordinary Loss. A non-cash extraordinary loss of $1.9 million, net of taxes, was incurred during the third quarter of 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of all the Company's debt through the issuance of $175 million of senior notes in July 2001.

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


         Extraordinary Loss. A non-cash extraordinary loss of $1.9 million, net of taxes, was incurred during the third quarter of 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of all the Company's debt through the issuance of $175 million of senior notes in July 2001.


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


         On July 24, 2001, we issued $175 million in principal of 10 5/8% senior notes due 2008. Interest on the notes is due February 1 and August 1 of each year until maturity. We realized net proceeds of $165.0 million which was used to repay and extinguish substantially all of our outstanding indebtedness under our existing credit facilities which have been terminated at September 30, 2001.



         At September 30, 2001, we had outstanding debt of $172 million, net of original issue discount, under our senior notes. We have received a commitment letter from one of our former lenders for a new senior secured revolving line of credit of $50 million. Pursuant to the proposed terms of this new senior secured revolving credit facility, our borrowings under this facility are limited to $25 million until we have obtained the lenders' concurrence to the use of proceeds of borrowings in excess of $25 million and meet financial ratios, which will be determined through negotiations with our Lender. Pursuant to the indenture governing the senior notes, unless we meet a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility initially will be limited to $25 million plus 15% of the increase in our consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition.



         In November 2000, we issued 13,178,555 shares of our common stock for gross proceeds of $35 million. We used the proceeds of the private placement principally to make initial payments required to begin construction of four deepwater offshore supply vessels and to pay the non-debt-financed portion of the acquisition cost of the tugs and tank barges purchased from the Spentonbush/Red Star Group. Remaining funds have been used or remain available for acquisitions and general corporate purposes, including working capital.

         In August and October 2001, we issued a total of 5,509,434 shares of our common stock for proceeds of $14.6 million. We repurchased all of our outstanding warrants with $14.5 million of the proceeds. The remaining funds are available for the payment of expenses incurred in the offering.



         In September 2001, we issued 50,000 shares of our common stock to an employee for proceeds in the aggregate amount of $0.1 million. These proceeds are available for general corporate purposes.


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


         During the nine months ended September 30, 2000, we made capital expenditures of approximately $5.8 million. For 2001, through September 30, we expended approximately $70.8 million for vessel construction and the Spentonbush/Red Star Group acquisition and we currently anticipate that we will make capital expenditures of approximately $14.7 million during the remainder of 2001, primarily for the construction of offshore supply vessels. We believe that, cash on hand and cash generated from operations will provide sufficient funds for our identified capital projects, debt service and working capital requirements. Our strategy, however, includes expanding our fleet through the construction or acquisition of additional offshore supply vessels, tugs and tank barges as needed to take advantage of the strong demand for such vessels. Depending on the market demand for tugs, tank barges and offshore supply vessels and consolidation opportunities that may arise, we may require additional debt or equity financing. Although we continue to evaluate potential acquisitions and newbuild opportunities, except for an agreement relating to the purchase of a self-propelled tank barge, as discussed in Item 5 of Part II below, we do not presently have any agreements, understandings or arrangements with respect to any specific acquisition target.


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

ITEM 5 - OTHER INFORMATION

RECENT DEVELOPMENTS

Equity Offering; Repurchase of Outstanding Warrants


         In August and October 2001, we issued, in a private placement, 5,509,434 shares of our common stock for gross proceeds of $14.6 million. We repurchased all of our outstanding warrants with $14.5 million of the proceeds. The remaining funds are available for the payment of expenses incurred in the offering. In connection with our repurchase of the warrants, Jesse E. Neyman, who had been the board designee of our warrantholders, resigned as a director on October 25, 2001.


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


Acquisition of Self-propelled Tank Barge

         On November 14, 2001, the final condition to our purchase of the M/V
W. K. McWilliams, Jr. from Freeport-McMoRan Sulphur LLC was satisfied. This vessel is a 402' self-propelled tank barge built in 1992. We intend to rename it the Energy Service 9001 and are evaluating multiple opportunities for its use.

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


                                   HORNBECK-LEEVAC Marine Services, Inc.



Date:  November 16, 2001           By: /s/ JAMES O. HARP, JR.
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer