Form 10-K
period 2001-12-31
HORNBECK LEEVAC MARINE SERVICES INC
filed 2002-04-01
CIK 1131227

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-69826

                     HORNBECK-LEEVAC MARINE SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE              72-1375844               4424
          (State or other       (I.R.S. Employer      (Primary Standard
          jurisdiction of    Identification Number)      Industrial
         incorporation or                              Classification
           organization)                                Code Number)

                          414 NORTH CAUSEWAY BOULEVARD
                           MANDEVILLE, LOUISIANA 70448
                                 (985) 727-2000

                   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:
                                      None.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ] NOT APPLICABLE

     The aggregate market value of common stock, par value $.01 per share, held by non-affiliates of the Registrant is not ascertainable as such stock is privately held and there is no public market for such stock. The total number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 27, 2002 was 30,154,300.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

PART I.......................................................................1
   Items 1 and 2. -- Business and Properties.................................1
     Competitive Strengths...................................................1
     Our Strategy............................................................3
     Overview of Our Industry................................................4
     Our Offshore Supply Vessel Business.....................................5
     Offshore Supply Vessels.................................................7
     Our Tug and Tank Barge Business.........................................8
     Ocean-Going Tank Barges.................................................9
     Ocean-Going Tugs.......................................................10
     Customers and Charter Terms............................................10
     Competition............................................................11
     Environmental and Other Governmental Regulation........................12
     Operating Hazards and Insurance........................................15
     Employees..............................................................15
     Properties.............................................................15
     Seasonality of Business................................................15
     Recent Developments....................................................16
   Item 3 -- Legal Proceedings..............................................16
   Item 4 -- Submission of Matters to a Vote of Security Holders............16

PART II.....................................................................17
   Item 5 -- Market for the Registrant's Common Stock and Related
                Stockholder Matters.........................................17
   Item 6 -- Selected Financial Data........................................18
   Item 7 -- Management's Discussion and Analysis of Financial
                Condition and Results of Operations,........................20
     General................................................................20
     Results of Operations..................................................21
     Liquidity and Capital Resources........................................25
     Contractual Obligations and Commercial Commitments.....................26
     Inflation..............................................................27
     Critical Accounting Policies...........................................27
     Forward-Looking Statements.............................................28
   Item 7a -- Quantitative and Qualitative Disclosures
                About Market Risk...........................................28
   Item 8 -- Financial Statements and Supplementary Data....................28
   Item 9 -- Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures.....................28

PART III....................................................................29
   Item 10 -- Directors and Executive Officers of the Registrant............29
     Committees of the Board of Directors...................................30
     Compensation Committee Interlocks and Insider Participation............31
     Term and Compensation of Directors.....................................31
   Item 11 -- Executive Compensation........................................32
     Executive Compensation.................................................32
     Summary Compensation Table.............................................32
     Option Grants..........................................................33
     Fiscal Year End Option Values..........................................34
     Employment Agreements..................................................34
     Incentive Compensation Plan............................................35
     401(k) Retirement Plan.................................................35
   Item 12 -- Security Ownership of Certain Beneficial Owners
                and Management..............................................36
   Item 13 -- Certain Relationships and Related Transactions................38

                                TABLE OF CONTENTS
                                   (CONTINUED)


PART IV.......................................................................39
   Item 14 -- Exhibits, Financial Statement Schedules and
                Reports on Form 8-K...........................................39
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................F-1
     SIGNATURES..............................................................S-1

                                     PART I

ITEMS 1 AND 2. -- BUSINESS AND PROPERTIES.

     HORNBECK-LEEVAC Marine Services, Inc. was incorporated under the laws of the State of Delaware in 1997 under the name "HV Marine Services, Inc." We are a leading provider of marine transportation services in the markets we serve through the operation of newly constructed deepwater offshore supply vessels in the Gulf of Mexico and ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. Currently, we own and operate a fleet of ten deepwater offshore supply vessels and have another three deepwater vessels under construction. We also own and operate a fleet of thirteen ocean-going tugs, sixteen ocean-going tank barges and one coastwise tanker.

     Our principal executive offices are located at 414 North Causeway Boulevard, Mandeville, Louisiana 70448, and our telephone number is (985) 727-2000.

     In this Form 10-K, "company," "we," "us" and "our" refers to
HORNBECK-LEEVAC Marine Services, Inc. and its subsidiaries, except as otherwise indicated.

COMPETITIVE STRENGTHS

     New Technologically Advanced Fleet of Deepwater Offshore Supply Vessels. Our offshore supply vessels have significantly more capacity and operate more efficiently than conventional offshore supply vessels. They also require significantly lower capital expenditures for scheduled drydockings and maintenance than older vessels. We believe that our larger, faster and more cost-efficient vessels will remain in high demand as exploration, development and production activity in the deepwater Gulf of Mexico continues to increase.

     We believe that our operation of new technologically advanced offshore supply vessels specifically designed to meet the needs of deepwater exploration, development and production activity gives us a competitive advantage in obtaining long-term contracts for our vessels and in attracting and retaining crews. Since we accepted delivery of our first offshore supply vessel in November 1998, our average utilization rate for our offshore supply vessels has been approximately 95% compared to an industry average of approximately 75% over the same time period, based on vessels available for service, according to One Offshore, formerly Offshore Data Services.

     We believe that we operate the youngest fleet of offshore supply vessels in the Gulf of Mexico. Over 70% of the Gulf of Mexico offshore supply vessel fleet is over 18 years old with many approaching 25 years old, reflecting the absence of any significant construction activity between the early 1980s and mid-1990s. The average age of our offshore supply vessel fleet is less than two years, and we have three additional offshore supply vessels under construction. Moreover, our offshore supply vessels incorporate sophisticated technologies that allow us to operate more effectively and more safely in deepwater markets. These technologies include dynamic positioning, roll reduction, controllable pitch thrusters and our unique cargo handling systems permitting high volume transfer rates of liquid mud and dry bulk. Our offshore supply vessels are also capable of operating both on the continental shelf and in the deepwater regions of the Gulf of Mexico, which we believe gives us a competitive advantage over operators of conventional offshore supply vessels.

     Because our vessels are designed specifically to handle the rougher seas in the deepwater Gulf of Mexico, we are able to operate more safely than a conventional offshore supply vessel designed for less challenging environments. We believe that safety has become an increasingly important consideration for oil and gas operators due to the environmental and regulatory sensitivity associated with offshore drilling and production activity. In addition, operators are especially concerned with a vessel's ability to avoid collisions with multi-million dollar drilling rigs or production platforms during adverse weather conditions, but are hesitant to stop operations in such conditions because of the high daily cost of halting a deepwater operation. Our vessels have been designed to mitigate the adverse impacts of bad weather conditions and high seas, providing us with an important competitive advantage.

     Leading Market Presence. We believe that we will be the second largest operator of deepwater offshore supply vessels in the Gulf of Mexico following delivery of our three offshore supply vessels currently under construction. We operate the largest fleet of tank barges for the transportation of petroleum products in Puerto Rico and, as a result of our acquisition in May 2001 of tugs and tank barges from the Spentonbush/Red Star Group, affiliates of Amerada Hess Corporation, believe that we are also the fourth largest tank barge transporter of clean and dirty petroleum products in New York Harbor. Our offshore supply vessel and ocean-going tug and tank barge fleets also benefit from the restrictions of
Section 27 of the Merchant Marine Act of 1920, commonly referred to as the Jones Act, which requires that vessels engaged in coastwise U.S. trade, including along the coast of Puerto Rico, be built in the United States, be U.S.-flagged and be owned and managed by U.S. citizens.

     Numerous Industry-Recognized Certifications. As part of our commitment to quality and safety, we have pursued on a voluntary basis and have received certifications and classifications, which are not generally held by other companies in our industry. We maintain ISO 9000 and ISO 14001 certifications for quality and environmental management, respectively, from the International Standards Organization with respect to the nine tugs and nine tank barges acquired from the Spentonbush/Red Star Group. Our other tugs and tank barges participate in the Responsible Carrier Program, developed by the American Waterways Operators to improve marine safety and environmental protection in the tank barge industry. Our offshore supply vessels participate in the U.S. Coast Guard's Streamlined Inspection Program in which we and the Coast Guard cooperate to develop training, inspection and compliance processes, with our personnel conducting periodic examinations of vessel systems and taking corrective actions where necessary. Both of our principal office locations in Mandeville, Louisiana and Brooklyn, New York, as well as the majority of our vessels, including all of our offshore supply vessels and our tugs and tank barges acquired from the Spentonbush/Red Star Group, are also certified under the International Safety Management Code, developed by the International Maritime Organization to provide internationally recognized standards for the safe management and operation of ships and for pollution prevention. Our offshore supply vessels are classed by the American Bureau of Shipping, which develops and verifies standards for the design, construction and operational maintenance of vessels and facilities.

     History of Successful Deepwater Offshore Supply Vessel Construction. We employ senior management with significant naval architecture, marine engineering and shipyard experience. We design our own offshore supply vessels and work closely with our contracted shipyards in their construction. We typically source and supply a large portion of the aggregate cost of a vessel with owner-furnished equipment from vendors other than the shipyard. We delivered our current fleet of ten deepwater offshore supply vessels substantially on time and on budget. We believe that our history of delivering new vessels without significant delays gives us a competitive advantage in obtaining contracts for our vessels before their actual delivery. The shipyards responsible for our three offshore supply vessels currently under construction have notified us that delivery of these vessels will be delayed from their original delivery dates. We do not believe that such delays in the delivery of these vessels will have a material adverse affect on our financial condition, results of operations or ability to charter such vessels prior to their delivery.

     Favorable OPA 90 Fleet Status. Approximately 50% of the single hulled tank barge capacity serving the northeastern United States affected by the Oil Pollution Act of 1990, commonly referred to as OPA 90, is required to be retired or substantially reconstructed by December 31, 2004. Eleven of our sixteen tank barges are not required under OPA 90 to be retired or double hulled until 2015. Of the remainder, three are required to be retired or modified by 2004 and two by 2009. Our coastwise tanker, the M/V W.K. McWilliams, Jr., is not subject to OPA 90 retirement dates. Because most of our barges are not required to be double hulled until 2015, we believe we have a competitive advantage over operators with barges that must be retired or modified to add double hulls before that date.

     Long-term Contracts and a Diversified Fleet Provide Stability of Revenue and Cash Flow. We pursue long-term contracts to manage our growth and provide a stable base of revenue and cash flow throughout the energy service industry cycle. We regularly receive more inquiries regarding the charter of our vessels than we have vessels to contract, allowing us to select our charterers carefully. We continue to experience a high level of inquiries as potential charterers have become aware of the capabilities and performance of our newly constructed offshore supply vessels.

     While seven of our ten current offshore supply vessels are under contracts with expiration dates ranging from April 2003 through November 2006, we are currently involved in a contract dispute with one of our customers with respect to two of such vessels, which could result in only five of our offshore supply vessels being under long-term contracts. These contracts generally provide for full year-round utilization, are based on dayrates with a built-in escalation clause and are exclusively dedicated to the charterer.

     In connection with the acquisition in May 2001 of tugs and tank barges and related business from the Spentonbush/Red Star Group, we entered into a long-term contract of affreightment with Amerada Hess to be its exclusive marine logistics provider and coastwise transporter of petroleum products in the northeastern United States. This long term contract with Amerada Hess, when coupled with our operation of tank barges in both the northeastern United States and Puerto Rico, provides revenue diversification to complement our offshore supply vessel fleet. We operate four of our tank barges in the Caribbean under renewable contracts that have been renewed in each of the last three years.

     Experienced Management Team. Our senior management team has an average of 19 years of domestic and international marine transportation industry experience. We believe that our team has successfully demonstrated its ability to grow our fleet through new construction and strategic acquisitions and to secure profitable contracts for our vessels in favorable and unfavorable market conditions. Our in-house naval architecture team enables us to design and manage our new construction of vessels, adapt our vessels for specialized purposes and oversee and manage the drydocking process. We believe this will result in a lower overall cost of ownership over the life of our vessels.

OUR STRATEGY

     Maintain Focus on Deepwater Gulf of Mexico. We intend to maintain our focus on operating high quality offshore supply vessels capable of working in the deepwater regions of the Gulf of Mexico. Increasingly, oil and gas companies are focusing capital expenditures on the exploration and development of reserves in the deepwater Gulf of Mexico to replace slowing or declining production from shallow water fields. We believe that there could be a shortage of offshore supply vessels that can effectively serve the planned drilling programs in the deepwater Gulf of Mexico market. Our offshore supply vessels are designed to meet the specialized needs of these deepwater programs. In addition, all of our offshore supply vessels are capable of operating in all of the major deepwater oil and gas producing regions of the world.

     Maintain Competitive Advantage By Using Sophisticated Technologies. We designed our offshore supply vessels to meet the higher capacity and performance needs of our clients' drilling and production programs. This has been accomplished through the incorporation of sophisticated propulsion and cargo handling systems and larger capacities. For example, the HOS Innovator, the BJ Blue Ray and the HOS Dominator are the first U.S.-flagged offshore supply vessels operating in the Gulf of Mexico to receive Dynamic Positioning Class II certification from the American Bureau of Shipping and the BJ Blue Ray is the first U.S.-flagged offshore supply vessel to be given a Well Stimulation class notation certification by the ABS. Dynamic positioning technology allows a vessel to maintain its position without the use of mooring operations. We believe that the advanced features of our offshore supply vessels give us a competitive advantage in obtaining contracts.

     Continue Building New Vessels as Market Demand Dictates. Since we were formed in 1997, we have designed and delivered ten deepwater offshore supply vessels. Of these vessels, all were delivered without significant delays or cost overruns and are currently operating under time charters. We have three other vessels under construction with anticipated delivery dates from May 2002 to August 2002. We will continue to monitor demand for deepwater vessels, including demand in international markets, in determining the level and timing of additional vessels under our newbuild program.

     Complementary Acquisitions. To date we have completed four acquisitions involving ocean-going tugs and tank barges. We will continue to evaluate strategic acquisitions to expand our offshore supply vessel and tug and tank barge fleets to increase market share and enhance long-term client relationships.

     Optimize Tug and Tank Barge Operations. We have consolidated the operational management of our fleet in our new Brooklyn facility and continue to optimize use of our tug and tank barge fleet by increasing services offered to parties other than Amerada Hess. Before our acquisition of tugs and tank barges from the Spentonbush/Red Star Group, these vessels were largely dedicated to the use of Amerada Hess and its affiliates in New York Harbor. Centralized operational management will allow us to move vessels from one region of operations to another to take advantage of the changing mix of opportunities.

     Pursue Long-term Contracts. The average initial term for our current offshore supply vessel term contracts is approximately three years. Our contract of affreightment with Amerada Hess for the services of tugs and tank barges in the northeastern United States has an initial term of June 1, 2001 through March 31, 2006. All of our other tug and tank barge contracts may be, and typically are, renewed annually. We intend to maintain a significant percentage of our assets working under long-term contracts, which results in high utilization rates and provides a stable cash flow base to manage our debt obligations.

     Leverage Existing Customer Relationships to Meet Diversified Marine Transportation Demand. We continue to leverage our existing customer relationships by expanding our services to certain customers with diversified marine transportation needs. Many integrated oil companies require offshore supply vessels to support their exploration and production activities and ocean-going tug and tank barges to support their refining, trading and retail distribution activities. In addition, many of our customers conduct operations in international markets and have indicated an interest in chartering our offshore supply vessels for use overseas. We are currently evaluating several such opportunities.

OVERVIEW OF OUR INDUSTRY

     Offshore Supply Vessel Industry. Oil prices were higher than historical averages during 1999, 2000 and much of 2001. During the same periods natural gas prices also generally increased. Increases in the prices of oil and natural gas and a tightening of inventory levels during the same periods increased the demand for working drilling rigs and related services, although fluctuations in oil and natural gas prices over the past six months have resulted in less offshore drilling activity in the shallow water areas of the Gulf of Mexico. This has decreased demand for offshore supply vessel services on the continental shelf in the Gulf of Mexico, and dayrates there have also declined. Demand and, correspondingly, dayrates for offshore supply vessels capable of operating in the deepwater Gulf of Mexico have not experienced a similar decline, but remain stable. The higher cost of deepwater drilling makes it generally less feasible to abandon a deepwater project upon a short-term decline in the price of oil and natural gas.

     The Gulf of Mexico, a bifurcated market of continental shelf and deepwater regions, is a critical oil and gas supply basin for the United States, accounting for 20% and 26%, respectively, of total U.S. oil and gas production in 2001. Because natural gas production from wells on the continental shelf declines at a rapid rate and the deepwater regions of the Gulf of Mexico hold most of the unexplored areas of potential gas reserves, we believe that deepwater drilling in the Gulf of Mexico will continue to be a primary source of additions to domestic natural gas reserves. The Minerals Management Service has adopted royalty relief incentives for natural gas produced from wells drilled in at least 200 meters of water to encourage deepwater exploration. Moreover, the deepwater Gulf of Mexico is expected to be the source of a significant percentage of increased oil production in the United States. The Minerals Management Service estimates that by 2005 oil production from the deepwater Gulf of Mexico will represent approximately 65% of total offshore oil production in the United States.

     Despite recent fluctuations in the prices of oil and natural gas, the active Gulf of Mexico offshore supply vessel fleet operating in the deepwater region continues to operate at nearly 100% utilization, largely because of continuing strong deepwater rig utilization as exploration, development and production companies find larger reserves in the deepwater to meet increased reserve loss through depletion. The total offshore supply vessel fleet in the Gulf of Mexico numbered 343 at the end of February 2002, of which we believe approximately 100 that operate on the continental shelf were unavailable for immediate service because they are cold stacked. Vessels that are cold stacked are available for service but are not under contract and are in drydock or need of a crew. Approximately 40% of the 243 active vessels have been built or "stretched" since 1996, and are designed to operate in the deepwater regions of the Gulf of Mexico.

     We anticipate that demand for deepwater offshore supply vessels in the Gulf of Mexico will continue to increase in the near future. Although development of deepwater fields has historically been limited by the substantially greater cost of such development, new technologies, such as improved seismic surveying and subsea production systems, have lowered deepwater finding and development costs. Nevertheless, exploration and development activity in deepwater regions, once begun, remains less sensitive to movements in oil and gas prices than shallow water projects because the longer duration and higher costs still associated with the exploration and development of deepwater regions create a long-term commitment to deepwater projects regardless of short-term price fluctuations.

     The number of deepwater fields under evaluation and development has grown dramatically in recent years. From 1990 to 2001, production in the deepwater Gulf of Mexico increased from 4% to 59% of total Gulf of Mexico oil production and from 1% to 23% of total Gulf of Mexico natural gas production. The Minerals Management Service estimates that production of oil and gas from deepwater Gulf of Mexico wells increased 20% and 15%, respectively, in 2000. Of the 72 deepwater Gulf of Mexico fields discovered to date, 42 fields began production by the end of 2000, and an additional four began production in 2001. Because offshore supply vessels with larger capacities and longer ranges are required to work in deepwater regions, we believe that the development of these fields and other potential discoveries will result in a need for additional deepwater offshore supply vessels beyond the number of currently available vessels and vessels being constructed under announced construction plans. This demand is most likely to be met through new construction.

     Tug and Tank Barge Industry. Based upon our analysis of the industry, we believe approximately 1.2 million barrels of clean and dirty petroleum products are transported each day by tank barges operating in the coastwise trade in the northeastern United States. The market is made up of a vast network of refineries, terminals, tankers and pipelines delivering products to the harbors, most of which is then transported to smaller distribution terminals by tank barges.

     The primary drivers of demand for tug and tank barge services in the northeastern United States are population growth, the strength of the U.S. economy and changes in weather patterns that affect consumption of heating oil and gasoline. The tank barge market in general is marked by steady demand and we believe that demand for refined petroleum products and crude oil will remain steady or gradually increase in the foreseeable future. Specifically, we believe that:

     -    demand for home heating oil will remain steady;

     - gasoline shipments will continue to be supported by consistent demand from existing automobile technology;

     - diesel fuel consumption will grow slowly as economic activity requires increased trucking miles and remain unaffected by any alternative fuel technologies; and

     - jet fuel consumption will increase as air travel and air freight activity slowly increase.

     The largest single market in the region is New York Harbor. Imported petroleum products are primarily delivered to New York Harbor as it has the capacity to receive products in cargo lots of 50,000 tons or more per tanker. By contrast, draft limitations in most New England ports and drawbridge limitations in Boston and Portland, Maine limit the average cargo carrying capacity of direct imports into many of the largest New England ports to about 30,000 tons per tanker. This means that ships importing directly into New England must frequently discharge in multiple ports or terminals or transfer cargoes to tank barges, involving more time and cost. As existing tankers are retired, they are typically replaced by larger tankers. As larger petroleum tankers are being built, we believe that direct delivery into New York Harbor with onward barging to New England, the Hudson River and Long Island will increase.

     We also believe that demand for barging services will be strengthened as larger oil tankers are being built to replace oil tankers removed from service due to mandates under OPA 90. These larger-sized tankers are being built to facilitate the importation of crude oil and petroleum products into the United States, which is expected to grow at compounded annual growth rates of 1.7% and 4.9%, respectively, through 2020, according to the Energy Information Agency. These larger tankers will require lightering services provided by tugs and tank barges.

     In addition, OPA 90 has imposed significant limits on the service lives and capacity of most existing tank barges. Approximately 50% of the U.S. flagged tanker and tank barge fleet in the northeastern United States affected by OPA 90 must be retired or substantially reconstructed by December 31, 2004. Based on the remaining lives of the majority of our tank barge fleet under OPA 90, we believe we are well positioned to obtain additional customers in the northeastern United States as currently available capacity is legally required to be removed from service or substantially reconstructed.

OUR OFFSHORE SUPPLY VESSEL BUSINESS

     We serve the oil and gas industry in the deepwater region of the Gulf of Mexico through the operation and management of a fleet of ten newly constructed deepwater offshore supply vessels by our subsidiary, Hornbeck Offshore Services, LLC. We also have three additional deepwater offshore supply vessels under construction. We believe that the increased size of our vessel fleet will enable us to take further advantage of the strong demand for offshore supply vessels in the deepwater regions of the Gulf of Mexico, which has resulted in high utilization levels and increased vessel dayrates, notwithstanding recent fluctuations in the prices of oil and natural gas.

     To design, maintain and expand the quality of our offshore supply vessel fleet, we have gathered a core team of naval architects and other marine professionals. Where appropriate, we work closely with potential charterers to design vessels specifically to meet their anticipated needs in operating a deepwater project that could have a duration of more than twenty years and require expenditures exceeding $1 billion. In such circumstances, we generally contract these specially designed vessels for three to five years, with renewal options, before construction is completed. Moreover, because we have already established a reputation for on-time delivery and reliability, charterers have contacted us to construct vessels to meet their needs. Although we will design vessels to meet the specific needs of a charterer, we ensure in our design that customization does not preclude efficient operation of these vessels for other customers, for other purposes or in other situations.

     Our offshore supply vessels serve drilling and production facilities and support offshore construction and maintenance work. Supply boats differ from other types of marine vessels in their cargo carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, supply boats transport liquid mud, potable and drilling water, diesel fuel and dry bulk cement. Accordingly, larger supply boats, which have greater liquid mud and dry bulk cement capacities, as well as larger areas of open deck space, than smaller supply boats, are generally in higher demand for deepwater service than vessels without those capabilities.

     We designed our fleet of offshore supply vessels specifically to meet the demands of the Gulf of Mexico's deepwater areas. Deepwater wells require specialized equipment to meet the more difficult operating environment compared to wells drilled on the continental shelf. They also require a substantially higher volume of supplies to support the drilling operations. Conventional offshore supply vessels do not have sufficient on-deck or below-deck cargo capacity to support deepwater drilling operations economically. Our vessels have two to three times the dry bulk capacity and deck space, three to ten times the liquid mud capacity and two to four times the deck tonnage as conventional 180' offshore supply vessels, which are used primarily in shallow water regions on the continental shelf. Our advanced cargo handling systems allow for dry bulk and liquid cargoes to be loaded and unloaded three times faster, while the solid state controls of our engines typically result in a 20% greater fuel efficiency than vessels powered by conventional engines.

     In addition, drilling rigs and offshore supply vessels operating in deepwater environments generally require dynamic positioning capability to enable continued operation in such environments, even in adverse weather conditions. Conventional offshore supply vessels generally do not have dynamic positioning capability. Our advanced dynamic positioning systems allow our vessels to maintain position within a minimal variance. Our unique hull design and integrated rudder and thruster system provide a more manageable vessel. Our vessels have been designed with state-of-the-art lifesaving, fire alarm, monitoring, emergency power and fire suppression systems. Our vessels also have double-bottomed and double-sided hulls that minimize the environmental impact of hull penetrations, solid state control that minimizes visible soot and polluting gases and zero discharge sewage and waste systems that minimize the impact on regulated marine environments.

     While offshore supply vessels service existing oil and gas production platforms as well as exploration and development activities, incremental vessel demand depends primarily upon the level of drilling activity, which can be influenced by a number of factors, including oil and gas prices and drilling budgets of exploration and production companies. As a result, utilization and dayrates have historically correlated to oil and gas prices and drilling activity, although the higher initial costs of deepwater production and the typically long-term nature of deepwater offshore supply vessel contracts have weakened the significance of that correlation in recent years. Our operations are presently limited to the Gulf of Mexico, which is one of the largest natural gas production areas in the United States. Natural gas currently accounts for approximately 60% of all hydrocarbon production in the Gulf of Mexico, and as a result, activity in this region is highly dependent upon natural gas prices.

     Based on the growth in deepwater discoveries and announced development plans, the current and anticipated need for additional drilling rigs to service such growth, the number of vessels needed to service each rig and the anticipated redeployment of vessels currently working in the Gulf of Mexico to overseas locations, we believe that demand for offshore supply vessels capable of operating efficiently and safely in deepwater areas will continue to increase over the next two or three years. We expect a continued shortage of adequate vessels serving the deepwater Gulf of Mexico even though several of our competitors have announced plans to build new offshore supply vessels greater than 200' in length, which are specially designed for the deepwater market. Although vessels operating in overseas locations that continue to be in compliance with the Jones Act requirements may be remobilized from overseas locations if dayrates increase significantly, we believe it is unlikely that any such remobilization would have a significant impact in the near future.

     Our offshore supply vessels are also designed to support certain specialty services, including well stimulation, remotely operated vehicles used in oilfield subsea construction, underwater inspections, marine seismic operations and certain non-energy applications such as fiber optics cable installation. We have designed our offshore supply vessels to include such characteristics as maneuverability, fuel efficiency and firefighting capacity, which strengthens demand for their use in specialty situations. Two of our vessels, the HOS Innovator and the HOS Dominator, are currently providing remotely operated vehicle, subsea construction services under three-year contracts with a large oilfield service company. The BJ Blue Ray is operating under a five-year contract to support well stimulation services with a large oilfield service company.

     We have focused on providing high quality, responsive service while maintaining a low cost structure. We believe the quality of our fleet and the strength of our management team will allow us to develop and maintain long-term customer relationships. Although we currently operate exclusively in the Gulf of Mexico, our vessels are capable of operating in deepwater regions around the world and all of our vessels are either fully SOLAS (Safety of Life at Sea) certified or SOLAS ready. SOLAS is the international convention that regulates the technical characteristics of vessels for purposes of ensuring international standards of safety for vessels engaged in commerce between international ports.

     The following table provides information, as of March 27, 2002, regarding the offshore supply vessels owned by us as well as those under construction.

OFFSHORE SUPPLY VESSELS

                     CLASS        CURRENT SERVICE  DATE COMMENCED       BRAKE
       NAME       LENGTH (FEET)     FUNCTION(1)       SERVICE         HORSEPOWER
----------------  -------------  ----------------  --------------     ----------
HOS Crossfire...      200        Supply            November 1998        4,000
HOS Super H.....      200        Supply            January 1999         4,000
HOS Brigadoon...      200        Supply            March 1999           4,000
HOS Thunderfoot.      200        Supply            May 1999             4,000
HOS Dakota......      200        Supply            June 1999            4,000
HOS Deepwater...      240        Supply            November 1999        4,500
HOS Cornerstone.      240        Supply            March 2000           4,500
HOS Innovator...      240        ROV Support       April 2001           4,500
BJ Blue Ray.....      265        Well Stimulation  November 2001        6,700
HOS Dominator...      240        ROV Support       February 2002        4,500
HOS Brimstone...      265        TBD               May 2002(Est.)       6,700
HOS Sandstorm...      265        TBD               June 2002(Est.)      6,700
HOS Stormridge..      265        TBD               August 2002(Est.)    6,700


(1)  ROV: remotely operated vehicle

     TBD: to be determined

     The following table provides a comparison of certain specifications and capabilities of our deepwater offshore supply vessels in comparison to conventional 180' offshore supply vessels used primarily on the continental shelf of the Gulf of Mexico.

                                         CONVENTIONAL
                                              180'      HORNBECK 200'    HORNBECK 240'    HORNBECK 265'
                                             OSV(1)        CLASS            CLASS            CLASS
                                         ------------   ------------     ------------     ------------
SIZE
  Class length overall (ft.) .....              180              200              240              265

  Breadth (ft.) ..................               40               54               54               60

  Depth (ft.) ....................               14               18               18               22

  Maximum draft (ft.) ............               12               13               13               16

  Deadweight (long tons) .........              950            1,750            2,250            3,560

  Clear deck area (sq ft.) .......            3,450            6,580            8,836            9,212

CAPACITY
  Fuel capacity (gallons) ........           79,400           90,000          151,800          151,800

  Fuel pumping rate
    (gallons per minute) .........              275              500              500              500

  Drill water capacity (cu. ft.)..          141,000          240,000          240,000          332,500

  Dry bulk capacity (cu. ft.).....            4,000            7,000            8,400           10,800

  Liquid mud capacity (barrels) ..            1,200            3,640            6,475           11,500

  Liquid mud pumping
    rate (gals per minute) .......              250              550              600              600

  Potable water capacity
    (gallons).....................           11,500           52,200           52,200           52,200

MACHINERY
  Main engines (horsepower).......            2,250            4,000            4,500            6,700

  Auxiliaries (number)  ..........                2                3                3                3

  Total rating (kw) ..............              200              750              750              810

  Bow thruster (horsepower).......              325              800            1,600            2,400

   Type ..........................            Fixed     Controllable     Controllable     Controllable
                                              Pitch            Pitch            Pitch            Pitch

  Stern thruster (horsepower).....              N/A              N/A              800            1,600

   Type ..........................              N/A              N/A    Controllable     Controllable
                                                                                Pitch            Pitch
  Fire fighting (gallons per
    minute).......................            1,000            1,250            2,700            2,700

  Dynamic positioning(2) .........              N/A              DP1            DP1/2            DP2/3

CREW REQUIREMENTS
  Number of personnel(3) .........                5                5                5                7

----------
(1) Statistics are for a typical 180' class vessel. Actual specifications and capabilities may vary from vessel to vessel.

(2)Dynamic positioning permits a vessel to maintain position without the use of anchors. The numbers "1," "2" and "3" refer to increasing levels of technical sophistication and system redundancy features.

(3) Regulatory manning requirements; depending on the services provided, operators may man vessels with more crew than required by regulations.

OUR TUG AND TANK BARGE BUSINESS

     Through our subsidiary, LEEVAC Marine, LLC, we own and operate a fleet of thirteen ocean-going tugs, sixteen ocean-going tank barges, one of which has been bareboat chartered to a third party, and one coastwise tanker. Generally, a tug and tank barge work together as a "tow" to transport refined or bunker grade petroleum products along the coast of Puerto Rico and in the Caribbean and the upper east coast of the United States. Our tank barges carry petroleum products that are typically characterized as either "clean" or "dirty." Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feed stocks, heavy fuel oils and asphalts.

     Our tugs and tank barges serve the northeastern U.S. coast, primarily New York Harbor, by transporting both clean and dirty petroleum products to and from refineries and distribution terminals. Our tugs and tank barges also transport both clean and dirty petroleum products from refineries and distribution terminals to the Puerto Rico Electric Power Authority and to utilities located on other Caribbean islands. In addition, we provide ship lightering, bunkering and docking services in these markets and are well positioned to provide such services to the new tankers that are too large to make direct deliveries to distribution terminals and refineries.

     On May 31, 2001, we acquired nine ocean-going tugs and nine ocean-going tank barges from the Spentonbush/Red Star Group, composed of certain affiliates of Amerada Hess, as well as the business related to these tugs and barges, greatly expanding our capacity in the northeastern United States and increasing our market share of the coastwise trade on the U.S. upper east coast. As part of the acquisition, Amerada Hess entered into a long-term contract of affreightment with us pursuant to which Amerada Hess has committed to use us as its exclusive marine logistics provider and transporter of liquid petroleum products in the northeastern United States. Under this contract, Amerada Hess has committed to ship a minimum of 45 million barrels annually for an initial period from June 1, 2001 through March 31, 2006 with options to renew for subsequent periods. Also under the contract, we have the opportunity, on a reasonable commercial efforts basis, to coordinate the marine logistics for Amerada Hess in the southeastern United States, subject to Amerada Hess's right to cancel within 30 days after December 31 of each year of the contract.

     The contract of affreightment will provide us with a significant source of revenues over the life of the contract. Our contract of affreightment allows Amerada Hess to reduce its minimum annual cargo volume commitment subject to a significant adjustment penalty. If Amerada Hess does not transport volumes as contemplated under the contract, we believe that we would be able to replace such volumes through other customers.

     The following tables provide information, as of March 27, 2002, regarding the tugs and tank barges we own.

OCEAN-GOING TANK BARGES


                                 BARREL     LENGTH      YEAR      OPA 90
       NAME                     CAPACITY    (FEET)      BUILT     DATE(1)
---------------------------     --------    ------      -----     -------
Energy 11101 ..............     111,844       420       1979       2009
Energy 11102 ..............     111,844       420       1979       2009
Energy 9801 ...............      97,432       390       1967       2004
M/V W.K. McWilliams, Jr.(2)          --       402       1992        N/A
Energy 9501 ...............      94,442       346       1972       2004
Energy 8701 ...............      86,454       360       1976       2004
Energy 7002 ...............      72,693       351       1971       2015
Energy 7001 ...............      72,016       300       1977       2015
Energy 6504 ...............      66,333       305       1958       2015
Energy 6505 ...............      65,710       328       1978       2015
Energy 6503 ...............      65,145       327       1988       2015
Energy 6502 ...............      64,317       300       1980       2015
Energy 6501 ...............      63,875       300       1974       2015
Energy 5501 ...............      57,848       341       1969       2015
Energy 5502 ...............      55,761       309       1969       2015
Energy 2201 ...............      22,556       242       1973       2015
Energy 2202 ...............      22,457       242       1974       2015

----------

(1) For a discussion of OPA 90 see " -- Environmental and Other Governmental Regulations" below.

(2)This coastwise tanker, acquired on November 15, 2001, is not currently certificated to transport petroleum products and, therefore, barrel capacity is not applicable to this vessel.

OCEAN-GOING TUGS


                      GROSS       LENGTH      YEAR        BRAKE
       NAME          TONNAGE      (FEET)     (FEET)     HORSEPOWER
-----------------    -------      ------     ------     ----------
Ponce Service....      190         107        1970        4,200
Caribe Service...      194         111        1970        4,200
Atlantic Service.      198         105        1978        4,000
Brooklyn Service.      198         105        1975        4,000
Gulf Service.....      198         126        1979        4,000
Tradewind Service      183         105        1975        3,000
Yabucoa Service..      183         105        1975        3,000
Spartan Service..      126         102        1978        3,000
Sea Service......      173         109        1975        2,820
Port Service.....      198         95         1957        2,300
North Service....      187         100        1978        2,200
Bay Ridge Service      194         100        1981        2,000
Stapleton Service      146         78         1966        1,530

CUSTOMERS AND CHARTER TERMS

     Major integrated oil companies and large independent oil and gas exploration, development and production companies constitute the majority of our customers for our offshore supply vessel services, while refining, marketing and trading companies constitute the majority of our customers for our tug and tank barge services. The number and identity of our customers vary from year to year, as does the percentage of revenues attributable to a specific customer. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer's projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2001, Amerada Hess Corporation and Mariner Energy, Inc. each accounted for more than 10% of our total revenues for such period.

     Currently, seven of our ten offshore supply vessels are under long-term charter contracts, with initial terms ranging from two to five years. However, we are currently involved in a contract dispute with one of our customers with respect to two of such vessels, which could result in only five of our offshore supply vessels being under long-term contracts. Certain of the contracts for our offshore supply vessels contain early termination options in favor of the customer, some with substantial early termination penalties designed to discourage the customers from exercising such options. Similarly, thirteen of our sixteen tank barges provide services under long-term contracts of one year or longer. Our offshore supply vessels have performed services for approximately 34 different customers, and our tugs and tank barges have performed services for approximately 84 different customers. Because of the variety and number of customers historically using the services of our fleet, and the near equal balance between supply and demand in both the offshore supply vessel and tug and tank barge markets, we believe that the loss of any one customer would not have a material adverse effect on our business.

     We enter into a variety of contract arrangements with our customers, including spot and time charters, contracts of affreightment and consecutive voyage contracts. Our contracts are obtained through competitive bidding or, with established customers, through negotiation.

     Two of our offshore supply vessels had been under long-term charter to Mariner Energy, Inc., which is 96%-owned by an indirect affiliate of Enron Corp. Mariner had been using these two vessels to service an offshore drilling rig it chartered for drilling operations in the Gulf of Mexico. On December 11, 2001, Mariner notified us of its intent to furlough the drilling rig by December 15, 2001 and unilaterally sought to terminate its contract with respect to our two vessels. Mariner, in fact, released one of our vessels on December 14, 2001 and the other on December 16, 2001.

     We do not believe that Mariner's actions will have a material adverse affect on our financial condition or results of operations. Both vessels have already been redeployed under spot market charters with major oil companies earning substantially the same dayrates as under the Mariner contract with almost no lapse in utilization. We continue to experience strong demand for offshore supply vessels capable of operating in the deepwater Gulf of Mexico based on the ongoing requests we receive from other customers for the services of our vessels. In addition, we are in discussions with several customers regarding term contract opportunities for these vessels. Furthermore, we do not believe that Mariner was entitled under the terms of the contract to terminate the charter of our vessels, and we are continuing discussions with Mariner on this issue. Should our discussions with Mariner not lead to a resolution of this issue, we believe that we would have certain rights of recovery against Mariner, and we intend to take all appropriate steps to protect our rights under the contract.

     As of February 28, 2002, accounts receivable from Mariner for base charter hire for the period prior to the release of our vessels, had been fully paid.

COMPETITION

     We operate in a highly competitive industry. Competition in the offshore supply vessel and ocean-going tug and tank barge segments of the marine transportation industry primarily involves factors such as:

     -    availability and capability of the vessels,

     -    ability to meet the customer's schedule,

     -    price,

     -    safety record,

     -    reputation and

     -    experience.

     Under the terms of the Merchant Marine Act of 1920, also known as the Jones Act, competition in the coastwise trade in the United States and Puerto Rico is restricted to vessels built in the United States that are U.S. flagged and owned and managed by U.S. citizens.

     We believe we operate the second largest fleet of offshore supply vessels designed for service in the deepwater Gulf of Mexico. We operate the largest tank barge fleet in Puerto Rico and we believe that we are the fourth largest transporter by tank barge of petroleum products in New York Harbor.

     We do not anticipate significant competition in the near term from pipelines as an alternative method of petroleum product delivery in the northeastern United States or Puerto Rico. No pipelines are currently under construction that could provide significant competition to tank barges in the northeastern United States or Puerto Rico, nor are any new pipelines likely to be built in the near future due to cost constraints and logistical and environmental requirements.

     Although some of our principal competitors are larger and have greater financial resources and international experience, we believe that our operating capabilities and reputation enable us to compete effectively with other fleets in the market areas in which we operate. In particular, we believe that the relatively young age and advanced features of our offshore supply vessels provide us with a competitive advantage in both the shelf and deepwater segments of the Gulf of Mexico. The ages of our offshore supply vessels range from one month to 41 months, while approximately 70% of the offshore supply vessels operating in the Gulf of Mexico continental shelf areas are over 18 years old, with many approaching 25 years old. We believe that many of these older vessels will be retired in the next few years. In addition to the young age of our fleet, the advanced capabilities of our fleet position us to take advantage of the expanding deepwater segment of the Gulf of Mexico. Operators in the deepwater segment of the Gulf of Mexico typically require larger offshore supply vessels with greater capacities than conventional 180' class offshore supply vessels. All of our existing supply vessels provide faster horsepower and greater capacities for drill water, dry bulk, drilling mud and mud pumping than conventional vessels. Upon completion of our three vessels currently under construction, we believe that we will be in an even better position to provide continuing service in the growing deepwater segment of the Gulf of Mexico. We also believe we hold a competitive advantage with respect to our tank barges: most of our barges will not be required to be removed from service under OPA 90 until January 1, 2015, while many of the tank barges in the fleets of our competitors currently operating in the northeastern U.S. must be retired or modified by 2005. We also believe we have a competitive advantage with respect to our tank barge operations in Puerto Rico because labor restrictions and tax laws in Puerto Rico and mobilization/demobilization costs make it impractical for competitors to provide occasional transportation services without entering the market on a long-term basis.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

     Our operations are significantly affected by a variety of federal, state and local laws and regulations governing worker health and safety and the manning, construction and operation of vessels. Certain governmental agencies, including the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, have jurisdiction over our operations. In addition, private industry organizations such as the American Bureau of Shipping oversee aspects of our business. The Coast Guard and the National Transportation Safety Board establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards.

     The U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations. Among these are classification, certification, routes, dry-docking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. Coast Guard regulations require that each of our vessels be dry-docked for inspection at least twice within a five-year period.

     Under Section 27 of the Merchant Marine Act of 1920, also known as the Jones Act, the privilege of transporting merchandise or passengers for hire in the coastwise trade in U.S. domestic waters extends only to vessels that are owned and managed by U.S. citizens and are built in and registered under the laws of the United States. A corporation is not considered a U.S. citizen unless, among other things:

     - the corporation is organized under the laws of the United States or of a state, territory or possession of the United States,

     - at least 75% of the ownership of voting interest with respect to its capital stock is held by U.S. citizens,

     - the corporation's chief executive officer, president and chairman of the board are U.S. citizens and

     - no more than a minority of the number of directors necessary to constitute a quorum for the transaction of business are foreigners.

If we fail to comply with these requirements, our vessels lose their eligibility to engage in coastwise trade within U.S. domestic waters. To facilitate compliance, our certificate of incorporation:

     - limits ownership by foreigners of any class of our capital stock (including our common stock) to 4%, so that foreign ownership will not exceed the 25% permitted;

     - permits withholding of dividends and suspension of voting rights with respect to any shares held by foreigners that exceed 4%;

     - permits a stock certification system with two types of certificates to aid tracking of ownership and

     - permits our board of directors to make such determinations to ascertain ownership and implement such measures as reasonably may be necessary.

     Our operations are also subject to a variety of federal, state, local and international laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs associated with releases of hazardous materials including oil into the environment, such laws and regulations may expose us to liability for the conditions caused by others or even acts of ours that were in compliance with all applicable laws and regulations at the time such acts were performed. Failure to comply with applicable laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, and issuance of corrective action orders. Moreover, it is possible that changes in the environmental laws, regulations or enforcement policies or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.

     OPA 90 and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Under OPA 90, "tank vessels" of over 3,000 gross tons that carry oil or other hazardous materials in bulk as cargo, a term which includes our tank barges, are subject to liability limits of the greater of $1,200 per gross ton or $10 million. For any vessels, other than "tank vessels," that are subject to OPA 90, the liability limits are the greater of $0.5 million or $600 per gross ton. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply.

     OPA 90 also imposes ongoing requirements on a responsible party, including preparedness and prevention of oil spills, preparation of an oil spill response plan and proof of financial responsibility (to cover at least some costs in a potential spill) for vessels in excess of 300 gross tons. We have engaged the National Response Corporation to serve as our independent contractor for purposes of providing stand-by oil spill response services in all geographical areas of our fleet operations. In addition, our Oil Spill Response Plan has been approved by the U.S. Coast Guard. Finally, we have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our vessels over 300 tons.

     OPA 90 requires that all newly-built tank vessels used in the transport of petroleum products be built with double-hulls and provides for a phase-out period for existing single-hull vessels. Modifying existing vessels to provide for double-hulls will be required of all tank barges and tankers in the industry by the year 2015. We are in a favorable position concerning this provision because a significant number of vessels in our fleet of tank barges measure less than 5,000 gross tons. Vessels of such tonnage may continue to operate without double-hulls through the year 2015. Under existing legal requirements, therefore, we will not be required to modify or replace most of our tank barges before 2015. Although we are not aware of anything that would lead us to believe this will change, a change in the law affecting the requirement for double-hulls or other aspects of our operations may occur that would require us to modify or replace our existing tank barge fleet earlier than currently anticipated.

     The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States. The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of oil or other hazardous substances in reportable quantities and imposes substantial liability for the costs of removal and remediation of an unauthorized discharge. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum in reportable quantities. Our vessels routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. Our supply boats transport bulk chemical materials used in drilling activities and liquid mud, which contains oil and oil by-products. We maintain vessel response plans as required by the Clean Water Act to address potential oil spills.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as "CERCLA" or "Superfund," and similar laws impose liability for releases of hazardous substances into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response and remediation costs, as well as natural resource damages and thus we could be held liable for releases of hazardous substances that resulted from operations by third parties not under our control or for releases associated with practices performed by us or others that were standard in the industry at the time.

     The Resource Conservation and Recovery Act regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes and requires states to develop programs to ensure the safe disposal of wastes. We generate non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled in compliance with the Resource Conservation and Recovery Act and analogous state statutes.

     In or around early September 2000, LEEVAC Marine, a subsidiary of ours, was one of approximately 130 companies that received a letter from the U.S. Environmental Protection Agency, also known as the "EPA," directing LEEVAC Marine to respond to a request for information on hazardous substances that may have been sent by it to the Palmer Barge Line Site in Port Arthur, Texas. The Palmer Barge Line Site was listed as a federal Superfund site in July 2000. According to records furnished by EPA, LEEVAC Marine had two tank cleaning jobs performed at this site in September-October 1988 at a cost of approximately $12,000. We believe that the cleaning services performed by Palmer Barge Line involved the removal of non-hazardous waste. In late September 2001, LEEVAC Marine received a letter from the EPA notifying LEEVAC Marine that it is no longer identified as a potentially responsible party in this matter and, therefore, we do not believe that we will have any ultimate liability with respect to this matter. LEEVAC Marine was notified in March 1996 regarding the possibility of remediating on a voluntary basis certain waste pits at the SBA Shipyards site in Jennings, Louisiana. This site is not identified as a Superfund site. Subsequent to this initial notice, in December 2000, LEEVAC Marine was one of approximately 14 companies that formed a limited liability company referred to as "SSCI Remediation, LLC" to address this matter. LEEVAC Marine accrued a $97,500 liability at the time of our formation to cover this expense. LEEVAC Marine's current percentage of liability for cleanup efforts at this site is estimated at approximately 1.7%, and, to date, it has contributed approximately $34,000 towards this cleanup effort. This amount represents LEEVAC Marine's share of a $2 million voluntary clean-up plan submitted to the limited liability company's member group by an independent contractor whose contract is to clean up the site in a manner that will meet both state and federal standards. Remedial activities have begun at the SBA Shipyards site. Pursuant to the agreement in June 1997, Cari Investment Company agreed to indemnify us for certain matters, which would include those discussed in this paragraph. The indemnity would be applicable to all liabilities, obligations, damages and expenses related to the Superfund matter and to all liabilities, obligations, damages and expenses in excess of $0.1 million. Christian G. Vaccari, who served as our Chairman and Chief Executive Officer until February 2002, is a minority shareholder and President of Cari Investment Company.

     The Outer Continental Shelf Lands Act gives the federal government broad discretion to regulate the release of offshore resources of oil and gas. Because our operations rely primarily on offshore oil and gas exploration, development and production, if the government were to exercise its authority under the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and gas leases, such an action would have a material adverse effect on our financial condition and results of operations.

     In addition to laws and regulations affecting us directly, our operations are also influenced by laws, regulations and policies which affect our customers' drilling programs and the oil and gas industry as a whole.

     We currently have in place pollution insurance coverage for oil spills in navigable waters of the United States. Our ten offshore supply vessels have $5 million in primary insurance coverage for such offshore oil spills, with an additional $100 million in excess umbrella coverage. In addition, fifteen of our sixteen tank barges have $10 million in primary insurance coverage for such offshore oil spills, with an excess umbrella coverage of $1 billion. Our sixteenth tank barge is leased under a bareboat charter, and the operator of that tank barge is responsible for insuring the tank barge for offshore oil spills. Finally, our thirteen tugs have $5 million in primary insurance coverage for these offshore oil spills, with an excess umbrella coverage of $1 billion.

     Our tugs and tank barges acquired from the Spentonbush/Red Star Group have obtained ISO 14001 certifications for environmental management from the International Standards Organization. Both of our principal office locations in Mandeville, Louisiana and Brooklyn, New York, as well as the majority of our vessels, including all of our offshore supply vessels and our tugs and tank barges acquired from the Spentonbush/Red Star Group, are also certified under the International Safety Management Code, developed by the International Maritime Organization to provide internationally recognized standards for the safe management and operation of ships and for pollution prevention. Our other tugs and tank barges participate in the Responsible Carrier Program developed by the American Waterways Operators to improve marine safety and environmental protection in the tank barge industry. Our offshore supply vessels participate in the U.S. Coast Guard's Streamlined Inspection Program to maintain the overall quality of our vessels and their operating systems. We believe that our voluntary attainment and maintenance of these certifications and participation in these programs provides evidence of our commitment to operate in a manner that minimizes our impact on the environment.

     In connection with the terrorist attacks in New York on September 11, 2001, certain of our tugs operating in New York Harbor were requisitioned by the U.S. Coast Guard for four days pursuant to federal law authorizing the requisition of U.S. owned vessels in a national emergency. The loss of revenues associated with such requisition by the Coast Guard did not have a material adverse impact on our financial condition or results of operations.

OPERATING HAZARDS AND INSURANCE

     The operation of our vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to our vessels and cargo. We maintain insurance coverage that we consider customary in the industry against certain of these risks, including, as discussed above, $1 billion in pollution insurance for the tug and tank barge fleet and $100 million of pollution coverage for the offshore supply vessels. We believe that our current level of insurance is adequate for our business and consistent with industry practice, and we have not experienced a loss in excess of our policy limits. We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, or insurance, if available, may be at rates that we do not consider to be commercially reasonable. In addition, as more single-hulled vessels are retired from active service, insurers may be less willing to insure and customers less willing to hire single-hulled vessels.

EMPLOYEES

     At December 31, 2001, we had 393 employees in the United States and Puerto Rico, including 337 operating personnel and 56 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. In July 2001, the International Organization of Masters, Mates and Pilots, ILA, AFL-CIO, initiated action to organize a union that would include 30 of our fleet and technical employees in Puerto Rico. We contested the action with the regional office of the National Labor Relations Board and engaged in a campaign to educate our employees with regard to the issues related to the action. Our Puerto Rican employees held an election on the matter in October 2001, the results of which are currently sealed pending our appeal to the National Labor Relations Board with regard to the appropriate make-up of the collective unit presumed by the union. Regardless of the Board's decision on our appeal, we anticipate a favorable result in this matter. We have not experienced any strikes or work stoppages, and our management believes that we continue to enjoy good relations with our employees.


PROPERTIES

     Our headquarters are located in Mandeville, Louisiana in two leased facilities consisting of approximately 6,500 and approximately 1,800 square feet, respectively. These facilities house our principal executive and administrative offices. The leases on these facilities are month to month. For local support, we have an office in Puerto Rico consisting of approximately 1,900 square feet. To support our operations in the northeastern United States, we lease office space and warehouse space in Brooklyn, New York, consisting of approximately 66,760 square feet. We also lease dock space, consisting of approximately 36,000 square feet, in Brooklyn, New York. We operate our tug and tank barge fleet from these New York facilities. The lease on the dock space expires in 2006. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding our fleet is set forth above in "Items 1 and 2 -- Business and Properties -- Our Offshore Supply Vessel Business" and " -- Our Tug and Tank Barge Business."

SEASONALITY OF BUSINESS

     Demand for our offshore supply vessel services is directly affected by the levels of offshore drilling activity. Budgets of many of our customers are based upon a calendar year, and demand for our services has historically been stronger in the third and fourth calendar quarters when allocated budgets are expended by our customers and weather conditions are more favorable for offshore activities. Many other factors, such as the expiration of drilling leases and the supply of and demand for oil and gas, may affect this general trend in any particular year. These factors have less impact on our offshore supply vessel business due to the long-term full utilization nature of most of our contracts.

     Tank barge services are significantly affected by demand for refined petroleum products and crude oil. Such demand is seasonal and often dependent on weather conditions. Unseasonably mild winters result in significantly lower demand for heating oil in the northeastern United States, which is a significant market for our tank barge services. Conversely, the summer driving season can increase demand for automobile fuel and, accordingly, the demand for our services. While the recent winter season was the warmest on record and, therefore, adversely affected the volume of products we transported in the northeastern United States in the fourth quarter of 2001 and the first quarter of 2002, we do not believe that this trend will continue next winter.

RECENT DEVELOPMENTS

     Changes in Senior Management. On February 27, 2002, Todd M. Hornbeck was appointed Chief Executive Officer in addition to his positions as President and Secretary, and Carl G. Annessa was appointed Chief Operating Officer in addition to his position as Vice President. Also, Bernie W. Stewart was named Chairman of the Board on February 27, 2002. Christian G. Vaccari, who formerly served as our Chief Executive Officer and Chairman of the Board, continues to serve as one of our directors.

     Delivery of the HOS Dominator. On February 20, 2002, we took delivery of the HOS Dominator, a 240-ft. class offshore supply vessel. The HOS Dominator was immediately employed under a three-year contract with a large oilfield service company to support remotely operated vehicle, subsea construction services.

     Completion of Senior Notes Exchange Offer. On January 18, 2002, we completed an exchange offer pursuant to an effective Registration Statement on Form S-4, whereby $175 million of our privately placed 10 5/8% Series A notes due 2008 were exchanged for a like principal amount of our 10 5/8% Series B notes due 2008, which are identical in all material respects to the form and terms of the Series A notes, except that the offering of the Series B notes was registered under the Securities Act of 1933. References in this Form 10-K to our "senior notes" refers to the outstanding Series B notes.

     New Revolving Line of Credit. On December 31, 2001, two of our subsidiaries, Hornbeck Offshore Services, LLC and LEEVAC Marine, LLC, entered into a new three-year senior secured revolving line of credit (the "Revolver") for $50.0 million. Pursuant to the terms of the Revolver, our borrowings under this facility will initially be limited to $25.0 million unless we have obtained the lender's concurrence to borrow in excess of $25.0 million and are in compliance with the terms of the indenture governing our senior notes with respect to the incurrence of additional indebtedness. Borrowings under the Revolver accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0% to 1%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 3.0%. We are also required to pay a commitment fee on available but unused amounts ranging from 0.25% to 0.375%. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the agreement governing the Revolver. We can use the amounts we draw under the Revolver for working capital purposes, acquisitions and vessel construction. On February 25, 2002, the undrawn Revolver was collateralized by four of our offshore supply vessels and four of our ocean-going tugs with an aggregate orderly liquidation value of approximately $75.0 million. We have guaranteed the obligations of Hornbeck Offshore Services, LLC and LEEVAC Marine, LLC under the Revolver.

     Changes in Subsidiaries. Effective December 17, 2001, two of our subsidiaries, Hornbeck Offshore Services, Inc. and HORNBECK-LEEVAC Marine Operators, Inc., both Delaware corporations, converted into Delaware limited liability companies, as permitted by Delaware law, and are now known as Hornbeck Offshore Services, LLC and HORNBECK-LEEVAC Marine Operators, LLC, respectively. On December 17, 2001, we formed two new subsidiaries, LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC, both Delaware limited liability companies. Effective December 31, 2001, we merged LEEVAC Marine, Inc., one of our existing Louisiana corporate subsidiaries, into LEEVAC Marine, LLC, and Energy Services Puerto Rico, Inc., our other existing Louisiana corporate subsidiary, into Energy Services Puerto Rico, LLC.

ITEM 3 -- LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Our common stock is privately-held and not listed for quotation on any exchange or over-the-counter market. At March 27, 2002, we had 70 holders of record of our common stock.

     In August and October 2001, we issued a total of 5,509,434 shares of our common stock that were not registered under the Securities Act in reliance upon
Section 4(2) of the Act and Regulation D promulgated thereunder exempting transactions by an issuer not involving a public offering. The shares were issued to our existing stockholders and the amount of consideration we received for the issuance of these shares was $14.6 million. We repurchased all of our outstanding warrants with $14.5 million of the proceeds. The remaining funds were available for payment of expenses incurred in the offering.

     In September 2001, we issued 50,000 shares of our common stock that were not registered under the Securities Act in reliance upon Section 4(2) of the Act exempting transactions by an issuer not involving a public offering. The shares were issued to one of our employees and the amount of consideration we received for the issuance of these shares was $0.1 million. These proceeds were available for general corporate purposes.

     On July 24, 2001, we issued $175 million in principal amount of our 10 5/8% Series A notes due 2008 to the initial purchasers of those notes who then resold the Series A notes only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. We used a substantial portion of the proceeds we received in connection with this private placement to repay the outstanding indebtedness under our then existing credit facilities and such facilities have been terminated. On January 18, 2002, all of the Series A notes were exchanged for a like principal amount of our 10 5/8% Series B notes due 2008, which are identical in all material respects to the form and terms of the Series A notes, except that the offering of the Series B notes was registered under the Securities Act. We did not receive any proceeds from the exchange offer.

     We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our debt agreements prohibit us from paying dividends on our common stock.

ITEM 6 -- SELECTED FINANCIAL DATA

                      HORNBECK-LEEVAC MARINE SERVICES, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                  (IN THOUSANDS, EXCEPT RATIOS AND VESSEL DATA)

     Our selected historical consolidated financial information as of and for the fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001, was derived from our audited historical consolidated financial statements. You should read this information together with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our historical consolidated financial statements and their notes included elsewhere in this report.

                                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                 1997           1998            1999              2000            2001
                                              ---------      ---------       ---------         ---------       ---------
STATEMENT OF OPERATIONS DATA:
Revenue .................................     $   6,656      $  12,822       $  25,723         $  36,102       $  68,791
Operating expenses ......................         5,906         10,701          17,275            20,410          32,371
General and administrative expenses .....           762          1,699           2,467             3,355           8,473
Operating income (loss) .................           (12)           422           5,981            12,337          27,947
Interest income .........................            47            130             170               305           1,455
Interest expense ........................           324          1,155           5,262             8,216          10,665
Other income (expense)(1) ...............            29            544             (20)             (138)             --
Income (loss) before income taxes and
  extraordinary item ....................          (260)           (59)            869             4,288          18,737
Extraordinary loss, net of tax benefit of
  $1,065(2) .............................            --             --              --                --           1,964
Income tax (expense) benefit ............            80            156            (341)           (1,550)         (6,802)
Net income (loss) .......................          (180)            97             528(3)          2,738           9,971
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents ...............     $   4,621      $   3,183       $   6,144         $  32,988       $  53,203
Working capital .........................         4,206          2,129           1,857            29,524          48,516
Property, plant and equipment, net ......        14,742         45,819          85,700            98,935         180,781
Total assets ............................        25,461         58,216         103,486           147,148         258,817
Total debt ..............................         9,500         34,621          83,954            89,391         172,413(4)
Stockholders' equity(5) .................        12,350         13,060          13,480            49,745          59,866
STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating
  activities(6) .........................     $     950      $   3,593       $   1,559         $   4,203       $  25,677
OTHER FINANCIAL DATA AND RATIOS
  (UNAUDITED):
EBITDA(7) ...............................     $     511      $   1,890       $   9,875         $  17,806       $  37,072
Cash interest ...........................           324            418           4,495             7,145           5,577
Capital expenditures ....................         6,403         33,492          42,293            16,224          88,328
Depreciation and amortization ...........           476          1,338           3,724             5,164           7,670
Ratio of EBITDA to cash interest(8) .....          1.6x           4.5x            2.2x              2.5x            6.6x
OTHER OPERATING DATA (UNAUDITED):
Offshore Supply Vessels:
  Average number ........................           N/A            0.1             4.1               6.8             7.8
  Average utilization rate(9) ...........           N/A            100%           93.1%             93.4%           99.1%
  Average dayrate(10) ...................           N/A      $   8,936       $   6,724         $   8,435       $  11,872

                                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                 1997           1998            1999              2000            2001
                                              ---------      ---------       ---------         ---------       ---------
Tugs and Tank Barges:
  Average number of tank barges .........           7.1            7.0             7.1               7.0            12.3
  Average fleet capacity (barrels) ......       406,462        358,108         434,861           451,655         847,780
  Average barge size (barrels) ..........        56,770         51,158          61,464            64,522          68,109
  Average utilization rate(9) ...........           N/A           75.3%           73.9%             71.4%           84.4%
  Average dayrate(11) ...................           N/A      $   6,502       $   8,482         $   8,982       $   9,306

-----------

(1)  Includes other operating income and expenses.

(2) A non-cash extraordinary loss of $1,964, net of taxes, was incurred during 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write off of deferred financing costs upon the refinancing of all our debt through the issuance of the Series A notes.

(3) Excludes a net write off of $108 related to a cumulative effect of change in accounting principle for start-up costs.

(4) Excludes original issue discount associated with the Series A notes in the amount of $3,024.

(5) On October 25, 2001, we completed a private placement of $14,600 of our common stock. We repurchased all of our outstanding warrants with $14,500 of the proceeds.

(6) For more information regarding cash flows from operating activities and for information regarding cash flows from investing activities and financing activities, please refer to our Consolidated Statements of Cash Flows beginning on page F-6.

(7) EBITDA is earnings before interest expense, other income (expense), provision for income taxes, depreciation and amortization. EBITDA is presented as it is commonly used by certain investors to analyze and compare operating performance and to determine a company's ability to service or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flow or other income or cash flow data or as a measure of a company's profitability or liquidity and is not a measure calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable with similarly titled measures reported by other companies.

(8) Calculated as EBITDA divided by cash interest. For purposes of calculating the ratio of EBITDA to cash interest, EBITDA consists of the components discussed in footnote (9) above.

(9) Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(10) Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the offshore supply vessels generated revenue.

(11) Average dayrates represent average revenue per day, including time charters, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this Form 10-K.

GENERAL

     We operate deepwater offshore supply vessels in the Gulf of Mexico and ocean-going tugs and tank barges in the northeastern United States, primarily New York Harbor, and in Puerto Rico. We charter our offshore supply vessels on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, under either fixed time charters or spot market charters. A fixed time charter is a contract in which the charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, generally paid monthly, but the vessel owner retains operational control over the vessel. Typically, the owner fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Spot market charters in the offshore supply vessel industry are generally time charter contracts with terms of less than one year. Generally, we absorb crew, insurance and repair and maintenance costs in connection with operation of our offshore supply vessels and our customers absorb other direct operating costs.

     All of our offshore supply vessels are currently operating under time charter contracts, including seven that are chartered with initial terms ranging from two to five years. We are currently involved in a contract dispute with one of our customers with respect to two of such vessels, which could result in only five of our offshore supply vessels being under long-term contracts. Our long-term contracts for our offshore supply vessels are consistent with those used in the industry and are either fixed for a term of months or years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

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

     Generally, we operate an ocean-going tug and tank barge together as a "tow" to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot market charters, contracts of affreightment and consecutive voyage contracts. Spot market charters in the tug and tank barge industry are generally single-voyage contracts of affreightment or time charter contracts with terms of less than one year. A consecutive voyage contract is a contract for the transportation of cargo for a specified number of voyages between designated ports over a fixed period of time under which we are paid based on the volume of products we deliver per voyage. Under consecutive voyage contracts, in addition to earning revenues for volumes delivered, we earn a standby hourly rate between charters. One of our tank barges has been chartered to a third party under a bareboat charter. A bareboat charter is a "net lease" in which the charterer takes full operational control over the vessel for a specified period of time for a specified daily rate that is generally paid monthly to the vessel owner. The bareboat charterer is solely responsible for the operation and management of the vessel and must provide its own crew and pay all operating and voyage expenses.

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

     In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the U.S. Coast Guard and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We generally capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 or 60 months.

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


                                                    YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------
                                        1998          1999          2000            2001(1)
                                      --------      --------      --------        --------
OFFSHORE SUPPLY VESSELS:
Average number of vessels .......          0.1           4.1           6.8             7.8
Vessel days available ...........           44         1,517         2,490           2,857
Average utilization rate ........       100.00%         93.1%         93.4%           99.1%
Average dayrate .................     $  8,936      $  6,724      $  8,435        $ 11,872
TUGS AND TANK BARGES:
Average number of tank barges ...          7.0           7.1           7.0            12.3
Average fleet capacity (barrels)       358,108       434,861       451,655         847,780
Average barge size (barrels) ....       51,158        61,464        64,522          68,109
Average utilization rate ........         75.3%         73.9%         71.4%           84.4%
Average dayrate .................     $  6,502      $  8,482      $  8,982        $  9,306


----------

(1) Includes only seven months of operations of the nine tugs and nine tank barges acquired from the Spentonbush/Red Star Group effective May 31, 2001, and only eight months of operations from the HOS Innovator, delivered April 28, 2001 and only 2 months of operations from the BJ Blue Ray delivered November 6, 2001.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues were $68.8 million for the year ended December 31, 2001, as compared to $36.1 million in 2000, an increase of $32.7 million or 90.6%. This increase was primarily attributable to our offshore supply vessel segment, which continued to experience strong demand for our vessels, and the revenues generated by the additional tugs and tank barges acquired on May 31, 2001.

     Revenues from our offshore supply vessel segment increased to $33.6 million in 2001 as compared to $19.6 million in 2000, an increase of $14.0 million or 71.4%. The primary reasons for the increase in revenue from this segment were a 41% increase in average dayrates, a 6% increase in utilization and the addition, during 2001, of two newly constructed offshore supply vessels, one in late April and the other in early November. Our utilization rate for our offshore supply vessels was 99.1% for 2001 compared to 93.4% in 2000 as a result of higher demand for deepwater drilling, construction and field development activity in the Gulf of Mexico. Our offshore supply vessel average dayrate was $11,872 for 2001 compared to $8,435 in 2000, an increase of $3,437 or 40.7%. The increase in average dayrates was due to a combination of higher demand and the addition to our fleet of the larger, newly constructed 240' class HOS Innovator on April 28, 2001 and the 265' class BJ Blue Ray on November 6, 2001, which operated at higher dayrates than our 200' class offshore supply vessels.

     Revenues from our tug and tank barge segment totaled $35.2 million for 2001 as compared to $16.5 million in 2000, an increase of $18.7 million or 113.3%. This segment revenue increase is primarily due to increased utilization and the acquisition of nine tugs and nine tank barges on May 31, 2001, which increased fleet capacity from 451,655 barrels to 1,130,727 barrels. Our utilization rate for our tugs and tank barges increased to 84.4% for 2001 compared to 71.4% in 2000. The increase in utilization was primarily the result of a change from vessels operating under contracts of affreightment to time charters, as well as the vessels being out of service for repairs fewer days in 2001 as compared to 2000. Our average dayrate increased to $9,306 in 2001 compared to $8,982 in 2000, an increase of $324 per day or 3.6%.

     Operating Expense. Our operating expense, including depreciation and amortization, increased to $32.4 million for 2001 as compared to $20.4 million in 2000, an increase of $12.0 million or 58.8%. The increase in total operating expense resulted primarily from the addition of vessels to the offshore supply vessel and tank barge fleets during 2001. Daily operating expenses per vessel in both the offshore supply vessel segment and the tug and tank barge segment remained fairly constant.

     Operating expense for our offshore supply vessel segment increased $5.9 million or 63.4% in 2001 to $15.2 million compared to $9.3 million in 2000. This increase was primarily the result of the HOS Cornerstone being in service for all of 2001, but only a portion of 2000 and the HOS Innovator and BJ Blue Ray being in service for a portion of 2001 but not in service during 2000.

     Operating expense for our tug and tank barge segment was $25.7 million for 2001 compared to $11.1 million in 2000, an increase of $14.6 million or 131.5%. The operating expense increase resulted primarily from our acquisition of nine tugs and nine tank barges on May 31, 2001.

     General and Administrative Expense. Our general and administrative expense was $8.5 million for 2001 as compared to $3.4 million of 2000, an increase of $5.1 million. This increase primarily resulted from increased overhead relating to the nine tugs and nine tank barges acquired on May 31, 2001, new costs associated with compliance with our reporting obligations under the federal securities laws and an increase in profit-based incentive bonus compensation accruals as our profitability increased.

     Interest Expense. Interest expense was $10.7 million in 2001 compared to $8.2 million in 2000, an increase of $2.5 million or 30.5%. This increase in interest expense resulted from the refinancing of all of our conventional floating rate debt through the issuance of the Series A notes in July 2001 with a higher fixed rate, and a higher average balance of debt outstanding in the 2001 period. This increase was offset by the capitalization of interest costs relating to new construction which increased significantly in 2001 due to the construction in progress of six offshore supply vessels compared to the construction in 2000 of one vessel completed in March 2000.

     Interest Income. Interest income was $1.5 million in 2001 compared to $0.3 million in 2000, an increase of $1.2 million or 400%. This increase in interest income resulted from substantially higher cash balances invested during the 2001 period resulting from the excess proceeds of the Series A notes offering being available for investment after the refinancing.

     Income Tax Expense. Our effective tax rate for 2001 was 36.3% compared to an effective tax rate of 36.0% for 2000.

     Extraordinary Loss. A non-cash extraordinary loss of $2.0 million, net of taxes, was incurred during 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of all our debt through the issuance of the Series A notes in July 2001.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues were $36.1 million in 2000 compared to $25.7 million in 1999, an increase of $10.4 million or 40%. Substantially all of this increase was attributable to our offshore supply vessel segment, which added five vessels to its fleet during 1999 and one during 2000.

     Revenues from our offshore supply vessel segment totaled $19.6 million in 2000 compared to $9.5 million in 1999, an increase of $10.1 million or 106%. The increase in our revenues in 2000 reflected the continued growth of our offshore supply vessel fleet through new construction during 1999 and early 2000 as follows:

     VESSEL NAME                    IN SERVICE DATE
-----------------------------    -----------------------
HOS Super H..................    January 14, 1999
HOS Brigadoon................    March 11, 1999
HOS Thunderfoot..............    May 12, 1999
HOS Dakota...................    June 16, 1999
HOS Deepwater................    November 15, 1999
HOS Cornerstone..............    March 11, 2000

     In addition to the impact of new vessel deliveries, average dayrates in 2000 were $8,435 as compared to $6,724 in 1999, an increase of $1,711 per day or 25%. This increase reflects the continuing increase in demand for offshore supply vessels to support deepwater oil and gas exploration, drilling and production in the Gulf of Mexico, combined with the higher dayrates attributable to two 240' class vessels entering the fleet in late 1999 and early 2000. Our average utilization rate was approximately 93% in each year.

     Revenues from our tug and tank barge segment totaled $16.5 million in 2000 compared to $16.2 million in 1999, an increase of $0.3 million or 2%. Our utilization rate decreased to 71.4% in 2000 from 73.9% in 1999, primarily due to the removal of vessels from service for scheduled maintenance. Although vessel utilization decreased, our average dayrate increased to $8,982 in 2000 from $8,482 in 1999, an increase of $500 per day worked or 6%.

     Operating Expense. Our operating expense, including depreciation and amortization, increased from $17.3 million in 1999 to $20.4 million in 2000, an increase of $3.1 million or 18%. Daily operating expenses per vessel in both the offshore supply vessel segment and the tug and tank barge segment remained fairly constant. Changes in operating expenses resulted primarily from changes in the number of vessels operating in the fleet and fluctuations in direct costs of sales that are either reimbursed by customers or absorbed as an operating expense for the vessel.

     Operating expense for our offshore supply vessel segment increased $4.0 million in 2000 to $9.3 million compared to $5.3 million in 1999. This increase resulted from the inclusion in 2000 of vessels added to our fleet at various times in 1999 and early 2000.

     Operating expense for our tug and tank barge segment decreased $0.9 million or 8% in 2000 to $11.1 million compared to $12.0 million in 1999. The operating expense reduction was the result of changes from contracts of affreightment to time charters for three tows. During 1999, we had seven tows operating under contracts of affreightment as compared to six tows operating under a contract of affreightment and one tow operating under a time charter in 2000. The result was a daily operating cost of $4,340 per day in 2000 compared to $4,648 per day in 1999, a decrease of $308 per day or 7%.

     General and Administrative Expense. Our general and administrative expense was $2.5 million in 1999 compared to $3.4 million in 2000, an increase of $0.9 million or 36%. This increase primarily resulted from an increase in shore-based personnel and associated compensation costs as offshore supply vessel fleet operations expanded and increased accruals under our profit-based incentive bonus compensation program as our profitability increased.

     Interest Expense. Interest expense was $8.2 million in 2000 compared to $5.3 million in 1999, an increase of $2.9 million or 55%. Interest expense increased as vessels were delivered in 1998, 1999 and 2000 due to conversion from construction interest, which was capitalized, to interest expense under term financing. The financing of the HOS Deepwater and the HOS Cornerstone under one of our former credit facilities increased our debt balances, leading to increased interest expense.

     Income Tax Expense. Our effective tax rate for 2000 was 36.0% compared to an effective tax rate of 39% for 1999. The effective tax rate decreased due to an increase in operating income and the amount of nondeductible expenses remaining constant between the periods.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues were $25.7 million in 1999 compared to $12.8 million in 1998, an increase of $12.9 million or 101%. The increase in revenue was the result of the delivery of newly constructed offshore supply vessels in late 1998 and during 1999 and the acquisition of tugs and tank barges with higher capacities in March 1999.

     Revenues from our offshore supply vessel segment totaled $9.5 million in 1999 compared to $0.3 million in 1998, an increase of $9.2 million. The revenue increase in 1999 reflects the growth of our fleet through new construction from one vessel, the HOS Crossfire, which commenced service November 6, 1998, to six vessels at the end of 1999. Moreover, average dayrates decreased to $6,724 in 1999 compared to $8,936 in 1998. Average dayrates fluctuated as vessels entered the fleet in the spot market before term charters were obtained for the vessels in late 1998 and early 1999, then stabilized and began a rising trend in the third quarter due to the increase in demand for offshore supply vessels to support deepwater oil and gas exploration, development and production in the Gulf of Mexico. Our utilization rate was 93.1% in 1999 compared to 100% in 1998.

     Revenues from our tug and tank barge segment totaled $16.2 million in 1999 compared to $12.5 million in 1998, an increase of $3.7 million or 29%. The majority of the increase resulted from the purchase in March 1999 of the Energy 6503 and Energy 7002 with capacities of 65,145 barrels and 72,693 barrels, respectively, which was partially offset by the sale in March 1999 of the LMI 2000 with a capacity of 20,750 barrels, and by the sale in December 1999 of the LMI 2503 with a capacity of 23,451 barrels, which had been cold stacked in February. These transactions increased our marine transportation total fleet capacity from 358,108 barrels to 451,655. Utilization remained relatively stable with a utilization rate of 73.9% in 1999 compared to 75.3% in 1998. Average dayrates increased to $8,482 in 1999 from $6,502 in 1998, an increase of $1,980 per day or 30%, due to increased capacity and time charter contracts at rates higher than historical averages.

     Operating Expense. Our operating expense, including depreciation and amortization, increased from $10.7 million in 1998 to $17.3 million in 1999, an increase of $6.6 million or 62%. Daily operating expenses per vessel in both the offshore supply vessel segment and the tug and tank barge segment remained fairly constant. Changes in operating expenses resulted primarily from changes in the number and size of vessels operating in the fleet during the periods.

     Operating expense for our offshore supply vessel segment increased $5.1 million in 1999 to $5.3 million compared to $0.2 million in 1998. This increase primarily resulted from the addition of the newly constructed vessels placed in service in late 1998 and during 1999.

     Operating expense for our tug and tank barge segment increased $1.5 million or 14% in 1999 to $12 million compared to $10.5 million in 1998. This increase in operating expense resulted from the sale and purchase, previously described, of certain tank barges and the constructive total loss incurred as the result of the grounding of the M/V New Jersey in March 1998. The vessel was subsequently repurchased from the insurance company for salvage value, repaired and returned to service as the M/V Tradewind Service in March 1999. The barge sale and purchase in March 1999 resulted in increases in depreciation, insurance and crew costs. In addition, planned drydocking amortization cost increased as a result of the cost of regularly scheduled drydock for repair, maintenance and regulatory recertification. The resulting daily average operating cost increased from $4,124 per day in 1998 to $4,648 per day in 1999, a change of $524 per day or 13%.

     General and Administrative Expense. Our general and administrative expense was $1.7 million in 1998 compared to $2.5 million in 1999, an increase of $0.8 million or 47%. This increase primarily resulted from the addition of a shore-based administrative facility in Puerto Rico to service our Caribbean tug and tank barge operations, the cost of consolidating operations, accounting and management offices into one location and an increase in profit-based incentive bonus compensation accruals as our profitability increased.

     Interest Expense. Interest expense was $5.3 million in 1999 compared to $1.2 million in 1998, an increase of $4.1 million or 342%. This increase reflects the incurrence of debt to construct offshore supply vessels that were delivered in 1998 and 1999. Interest expense increased as vessels were delivered in late 1998 and throughout 1999 due to the conversion from construction interest, which was capitalized, to interest expense under term financing. During 1998, the proceeds of a debt placement provided interest income which partially offset interest expense. Moreover, the amortization of financing costs and the warrant valuation adjustment that occurred in connection with the June 1998 debt placement were reflected for all of 1999 compared to six months in 1998.

     Income Tax Expense. The comparison of our effective tax rates for the years ended December 31, 1998 and 1999 was not meaningful due to the Company's net operating loss of $59 and other non-deductible expenses of $101 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal needs for capital are to fund ongoing operations, capital expenditures for the construction of new vessels and acquisitions and debt service. We have historically financed our capital needs with cash flow from operations, issuances of equity and borrowings under our credit facilities.

     Net cash provided by operating activities was $1.6 million in 1999, $4.2 million in 2000 and $25.7 million in 2001. Changes in cash flow from operating activities are principally the result of higher income from operations after considering increases in depreciation and amortization due to the significant expansion of our vessel fleet, offset by changes in our net working capital.

     Net cash used in investing activities was $42.3 million in 1999, $16.2 million in 2000 and $88.3 million in 2001. Net cash used in investing activities was primarily the result of new vessel construction and acquisitions. Also included in these invested cash amounts are drydocking expenditures, predominately related to recertification of vessels not recently acquired, of $1.0 million in 1999 and $1.7 million in both 2000 and 2001.

     Net cash provided by financing activities was $43.7 million in 1999, $38.9 million in 2000 and $82.9 million in 2001. Net cash provided by financing activities was primarily the result of issuances of equity and senior notes and borrowings under our former credit facilities offset in part by the repayment in full of such credit facilities.

     On December 31, 2001, two of our subsidiaries, Hornbeck Offshore Services, LLC and LEEVAC Marine, LLC, entered into a new three-year senior secured revolving line of credit (the "Revolver") for $50.0 million. Pursuant to the terms of the Revolver, our borrowings under this facility will initially be limited to $25.0 million unless we have obtained the lender's concurrence to borrow in excess of $25.0 million and are in compliance with the terms of the indenture governing our senior notes with respect to the incurrence of additional indebtedness. Borrowings under the Revolver accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0% to 1%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 3.0%. We are also required to pay a commitment fee on available but unused amounts ranging from 0.25% to 0.375%. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the agreement governing the Revolver. We can use the amounts we draw under the Revolver for working capital purposes, acquisitions and vessel construction. On February 25, 2002, the undrawn Revolver was collateralized by four of our offshore supply vessels and four of our ocean-going tugs with an aggregate orderly liquidation value of approximately $75.0 million. We have guaranteed the obligations of Hornbeck Offshore Services, LLC and LEEVAC Marine, LLC under the Revolver.

     On July 24, 2001, we issued $175.0 million in principal of 10 5/8% Series A notes due 2008. We realized net proceeds of $165.0 million, a substantial portion of which was used to repay and extinguish our outstanding indebtedness under our then existing credit facilities, which were terminated. On January 18, 2002, all of the Series A notes were exchanged for a like principal amount of our 10 5/8% Series B notes due 2008, which are identical in all material respects to the form and terms of the Series A notes, except that the offering of the Series B notes was registered under the Securities Act. We did not receive any proceeds from the exchange offer. At December 31, 2001, we had outstanding debt of $172.0 million, net of original issue discount, under the senior notes.

     Interest on the senior notes is payable semi-annually each February 1 and August 1. The senior notes do not require any payments of principal prior to their stated maturity on August 1, 2008, but pursuant to the indenture under which the senior notes are issued, we are required to make offers to purchase the senior notes upon the occurrence of certain events, such as asset sales or a change in control.

     The senior notes are general unsecured obligations and rank equally in right of payment with all our existing and future unsecured senior indebtedness and senior to all our future subordinated indebtedness. Our payment obligations under the senior notes are fully and unconditionally guaranteed on a senior unsecured basis by all our present and future significant subsidiaries on a joint and several basis.

     The agreement governing the Revolver and the indenture under which the senior notes were issued impose operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividends or other payments.

     During 2001, we expended approximately $88.3 million for vessel construction, the Spentonbush/Red Star Group acquisition (including drydocking expenses incurred with respect to such vessels during 2001) and the acquisition of the M/V W.K. McWilliams, Jr. As of December 31, 2001, we had cash of approximately $53.2 million and working capital of approximately $48.5 million. As of December 31, 2001, we were committed under vessel construction contracts to complete construction of four offshore supply vessels. As of December 31, 2001, the amount expected to be expended to complete construction of these vessels was approximately $27.1 million, which becomes due at various dates through 2002. In addition, we expect to expend approximately $8.0 million during 2002 for drydocking expenses related to recertification of all vessels and other maintenance capital expenditures.

     We believe that cash on hand and cash generated from operations will provide sufficient funds for our identified capital projects, debt service and working capital requirements. Our strategy, however, includes expanding our fleet through the construction or acquisition of additional offshore supply vessels, tugs and tank barges as needed to take advantage of the strong demand for such vessels. Depending on the market demand for offshore supply vessels, tugs and tank barges and consolidation opportunities that may arise, we may require additional debt or equity financing. Although we continue to evaluate potential acquisitions and newbuild opportunities, we do not presently have any agreements, understandings or arrangements with respect to any specific acquisition target or newbuild opportunity.

     As of December 31, 2001, we had federal net operating loss carryforwards of approximately $8.8 million available through 2017 to offset future taxable income. In addition, we expect our federal tax net operating losses to increase due to our use of accelerated tax depreciation with respect to new vessels. Our use of these net operating losses may be limited due to U.S. tax laws. Based on the age and composition of our current fleet, however, we expect to pay a lower than normal amount of federal income taxes over the next five years. See Note 8 to our Consolidated Financial Statements included in this Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth an aggregation of our contractual obligations and commercial commitments as of December 31, 2001, in thousands of dollars.

                                                               PAYMENTS DUE BY PERIOD
                                           ----------------------------------------------------------
                                                       LESS THAN                               AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL        1 YEAR     1-3 YEARS    4-5 YEARS     5 YEARS
                                           -----        ------    -----------   ---------     -------

Long-term Debt (1)                        $172,413     $    437     $     --     $     --     $171,976
Operating Leases                             1,632          847          483          302           --
Construction Commitments (2)                27,167       27,167           --           --           --
                                          --------     --------     --------     --------     --------
   Total Contractual Cash Obligations     $201,212     $ 28,451     $    483     $    302     $171,976
                                          ========     ========     ========     ========     ========

(1)  Net of original issue discount of $3,024.

(2) See Note 9 to our Consolidated Financial Statements for further discussion of these commitments.


INFLATION

     To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements included in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, the Company is required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that of our significant accounting policies discussed in Note 2 to our Consolidated Financial Statements, the following may involve a higher degree of judgment.

     Purchase Accounting. Purchase accounting requires extensive use of estimates and judgments to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. For example, costs related to the recertification of acquired vessels that are drydocked within the first twelve months immediately following the acquisition of such vessels are capitalized into the costs of such vessels and are depreciated over the estimated useful lives of the vessels. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are reflected in operating results.

     Carrying Value of Vessels. We depreciate our tugs, tank barges, and offshore supply vessels over estimated useful lives of 14 to 25 years, 3 to 18 years and 25 years, respectively. The useful lives used for tank barges is based on their classification under the Oil Pollution Act of 1990 (OPA 90). In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recoverability of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of vessel's carrying amount should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of a vessel and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with a vessel. If events or changes in circumstances as set forth above indicate that a vessel's carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, we would be required to recognize an impairment loss.

     Recertification Costs. Our tugs, tank barges and offshore supply vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. Routine repairs and maintenance are expensed as incurred. Recertification costs are generally deferred and amortized over the length of time in which the recertification is expected to last, which is generally 30 to 60 months. Major replacements and improvements which extend the vessel's economic useful life or functional operating capability are capitalized and depreciated over the vessel's remaining economic useful life. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

FORWARD-LOOKING STATEMENTS

     We make forward-looking statements in this Form 10-K, including certain information set forth in the sections entitled "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should" or "will" or the negative of these words or other comparable words. When you consider our forward-looking statements, you should keep in mind the cautionary statements we make in this Form 10-K.

     Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

     - changes in international economic and political conditions, and in particular in oil and gas prices;

     -    our ability to manage costs effectively;

     - our ability to finance our operations and construct new vessels on acceptable terms;

     - our ability to complete vessels under construction without significant delays or cost overruns;

     -    the effects of competition;

     -    our ability to integrate acquisitions successfully;

     -    our ability to charter our vessels on acceptable terms;

     - our ability to access the debt and equity markets to fund our capital requirements, which may depend on general market conditions and our financial condition at the time; and

     -    our success at managing these risks.

     Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Actual events or results may differ materially from those described in any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Form 10-K may not occur.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

     The Company is subject to interest rate risk on its long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The senior notes accrue interest at the rate of 10 5/8% per annum and mature on August 1, 2008. There are no scheduled principal payments under the notes prior to the maturity date.

     The Company's operations are conducted between U.S. ports, including along the coast of Puerto Rico, and therefore the Company is not presently exposed to foreign currency fluctuation.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and information required by this Item appear on pages F-1 through F-17 of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers are as follows:

                 NAME                      AGE                    POSITION
---------------------------------     -----------  -----------------------
Todd M. Hornbeck.................         33       President, Chief Executive Officer,
                                                   Secretary and Director
Carl G. Annessa..................         45       Vice President and Chief Operating Officer
James O. Harp, Jr................         41       Vice President and Chief Financial Officer
Paul M. Ordogne..................         50       Treasurer and Controller
Richard W. Cryar.................         54       Director
Larry D. Hornbeck................         63       Director
Bruce W. Hunt....................         44       Director
Bernie W. Stewart................         57       Director
Christian G. Vaccari.............         42       Director
Andrew L. Waite..................         41       Director


     Todd M. Hornbeck has served as our President and Secretary and as a director since our formation in June 1997. Until February 2002, he also served as Chief Operating Officer. In February 2002, he was appointed Chief Executive Officer. Mr. Hornbeck worked for the original Hornbeck Offshore Services, Inc., a publicly held offshore service vessel company, from 1986 to 1996, serving in various positions relating to business strategy and development. Following the merger of Hornbeck Offshore Services, Inc. with Tidewater, Inc. (NYSE:TDW) in March 1996, he accepted a position as Marketing Director -- Gulf of Mexico with Tidewater, where his responsibilities included managing relationships and overall business development in the Gulf of Mexico region. Mr. Hornbeck remained with Tidewater until our formation. Mr. Hornbeck is the son of Larry D. Hornbeck.

     Carl G. Annessa has served as our Vice President of Operations since September 1997. In February 2002, he was appointed Vice President and Chief Operating Officer. Mr. Annessa's responsibilities include not only operational oversight but, based on his education and prior experience as a naval architect, design and implementation of our vessel construction program. Before joining us, he was employed for seventeen years by Tidewater, Inc., in various technical and operational management positions, including management of large fleets of offshore supply vessels in the Arabian Gulf, Caribbean and West African markets. Mr. Annessa was employed for two years by Avondale Shipyards, Inc. as a naval architect before joining Tidewater.

     James O. Harp, Jr. has served as our Vice President and Chief Financial Officer since January 2001. Before joining us, Mr. Harp served as Vice President in the Energy Group of RBC Dominion Securities Corporation, an investment banking firm, from August 1999 to January 2001 and as Vice President in the Energy Group of Jefferies & Company, Inc., an investment banking firm, from June 1997 to August 1999. From July 1982 to June 1997 he served in a variety of capacities, most recently as Tax Principal, with Arthur Andersen LLP. Since April 1992, he has also served as Treasurer and Director of SEISCO, Inc., a seismic brokerage company.

     Paul M. Ordogne has served as our Treasurer and Controller since our formation in June 1997. From 1980 to June 1997, he worked for Cari Investment Company, serving in various financial and accounting positions, including those of controller and assistant treasurer. Mr. Ordogne is a certified public accountant.

     Richard W. Cryar has served as one of our directors since our formation in June 1997. Since 1994, he has served as Managing Member of Cari Capital Company, L.L.C., a merchant banking firm. Since October 1999, Mr. Cryar has served as a general partner in the equity fund, Audubon Capital Fund I, L.P.

     Larry D. Hornbeck joined our Board of Directors effective August 22, 2001. An executive with over 30 years experience in the offshore vessel business worldwide, Mr. Hornbeck was the founder of the original Hornbeck Offshore Services, Inc., an offshore supply vessel company with over 100 vessels operating worldwide. From its inception in 1981 until its merger with Tidewater, Inc., Mr. Hornbeck served as the Chairman of the Board, President and Chief Executive Officer of Hornbeck Offshore

Services. From 1969 to 1980, Mr. Hornbeck was Chairman, President and Chief Executive Officer of Sealcraft Operators, Inc., a publicly held, specialty service offshore supply vessel company operating worldwide. Following the merger, Mr. Hornbeck served as a director of Tidewater from March 1996 until October 2000. Since 1994, Mr. Hornbeck has served on the board of directors of Coastal Towing, Inc., an inland tug and tank barge company. Mr. Hornbeck is the father of Todd M. Hornbeck.

     Bruce W. Hunt has served as one of our directors since August 1997. He has been President of Petrol Marine Corporation since 1988 and President and Director of Petro-Hunt, L.L.C. since 1997. Mr. Hunt served as a director of the former Hornbeck Offshore Services, Inc., a public company, from November 1992 to March 1996.

     Bernie W. Stewart joined our Board of Directors effective November 21, 2001 and was appointed Chairman of the Board in February 2002. Mr. Stewart was Senior Vice President, Operations of R&B Falcon Corporation and President of R&B Falcon Drilling U.S., its domestic operating subsidiary, from May 1999 until R&B Falcon Corporation (NYSE: FLC) merged with Transocean Sedco Forex Inc. (NYSE:RIG) in January 2001. Between April 1996 and May 1999, he served as Chief Operating Officer of R&B Falcon Holdings, Inc. and as President of such company from January 1998. From 1993 until joining R&B Falcon Holdings, he was Senior Vice President and Chief Operating Officer for the original Hornbeck Offshore Services, Inc., where he was responsible for overall supervision of the company's operations. From 1986 until 1993, he was President of Western Oceanics, Inc., an offshore drilling contractor. Since leaving R&B Falcon Corporation upon its merger with Transocean Sedco Forex, Mr. Stewart has been an independent business consultant.

     Christian G. Vaccari has served as one of our directors since our formation in June 1997 and served as our Chairman of the Board and Chief Executive Officer from June 1997 until February 2002. Since 1989, Mr. Vaccari has served as President, Chief Executive Officer and Chairman of the Board of Cari Investment Company, the former parent of LEEVAC Marine, Inc. From 1988 to 1994, he served as Director of Corporate Development and Marketing for JAMO, Inc., a leading building materials company in the southeastern United States. From 1984 to 1988, Mr. Vaccari was an investment advisor with Thomson McKinnon, Inc., an investment banking firm. Since July 1997, Mr. Vaccari has served as a director of Riverbarge Excursion Lines, Inc. and since October 1999, he has served as a general partner in the equity fund, Audubon Capital Fund I, L.P.

     Andrew L. Waite has served as one of our directors since November 2000. He was appointed to our board as the designee of SCF IV, L.P. Mr. Waite is a Managing Director of L.E. Simmons & Associates, Incorporated and has been an officer of that company since October 1995. He was previously Vice President of Simmons & Company International, where he served from August 1993 to September 1995. From 1984 to 1991, Mr. Waite held a number of engineering and management positions with the Royal Dutch/Shell Group, an integrated energy company. He currently serves as a director of Oil States International, Inc. (NYSE:OIS), a diversified oilfield and equipment service company and WorldOil.com Inc., an online oilfield services portal.

     Advisory Director. R. Clyde Parker, Jr. serves as an advisor to our Board of Directors. He was appointed to such position by our Board of Directors and serves with the title Advisory Director at the board's discretion. In his capacity as an Advisory Director, Mr. Parker's presence at or absence from any meeting of our Board of Directors is not counted for quorum purposes, and he is not entitled to vote on any matters submitted to our Board of Directors for approval. Mr. Parker served as one of our directors from our formation in June 1997 until August 2001. He has been a shareholder with the law firm of Winstead Sechrest & Minick P.C. since May 1996. Mr. Parker was previously a partner with the law firm of Keck, Mahin & Cate from February 1992 to May 1996. Mr. Parker was also an attorney with Weil, Gotshal & Manges from June 1986 to February 1992 and with Vinson & Elkins from April 1983 to June 1986. He was a certified public accountant and practiced in public accounting with A.M. Pullen & Company (now McGladrey & Pullen) from June 1971 through July 1980.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors has a compensation committee, which currently consists of Messrs. Stewart, Hunt and Waite. The compensation committee:

     - reviews and recommends to the board of directors the compensation and benefits of our executive officers,

     - establishes and reviews general policies relating to our compensation and benefits and

     -    administers our stock incentive plan.

 The board has also established an audit committee comprised Messrs. Cryar, Larry Hornbeck, Hunt, Stewart and Waite. The audit committee recommends to the board the independent public accountants to audit our annual financial statements. The board selects the independent public accountants, subject to shareholder approval. The audit committee also establishes the scope of, and oversees, the annual audit.

     Our board may establish other committees from time to time to facilitate the management of the business and affairs of our company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of our executive officers serves as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of our board of directors.

TERM AND COMPENSATION OF DIRECTORS

     The members of our board of directors are divided into three classes and are elected for a term of three years, or until a successor is duly elected and qualified. The terms of office of the Class I, Class II and Class III directors expire at the annual meeting of stockholders to be held in 2004, 2002 and 2003, respectively.

     Directors who are also our employees receive no additional compensation for serving as directors or committee members. Non-employee directors receive compensation in the form of stock option grants for their service as directors. All directors are reimbursed for their out-of-pocket expenses incurred in connection with serving on our board.

     As compensation for their service as directors or advisory directors, as applicable, during 2001, in March 2002 each of Messrs. Cryar, Larry Hornbeck, Hunt, Parker, and Waite were granted options to purchase 20,000 shares of our common stock at an exercise price of $2.65 per share. In March 2002, Mr. Stewart was also granted options to purchase 10,000 shares of our common stock at an exercise price of $2.65 per share in connection with his service as director in 2001. One fourth of these options was exercisable as of the date of grant and one-fourth will become exercisable on each of the three following anniversaries of such dates. Also, during 2001, Messrs. Waite and Larry Hornbeck were each granted options to purchase 10,000 shares of our common stock at an exercise price of $2.65 per share in connection with the commencement of their service as directors. One-fifth of these options granted to Messrs. Waite and Larry Hornbeck was exercisable as of the date of the grant and one-fifth will become exercisable on each of the four following anniversaries of such dates.

     On February 27, 2002, we entered into an advisory agreement with Bernie W. Stewart, our Chairman of the Board. Under the terms of this agreement, Mr. Stewart advises and makes recommendations to our executive officers and board of directors on matters relating to our business, including our operations, finances, strategic planning and acquisitions. Mr. Stewart is providing these services on a full-time basis through May 31, 2002 and will provide these services on a part-time basis through February 27, 2003. He will receive $20,000 per month for his full-time advisory services and $8,335 per month for his part-time services. In addition to the options granted to Mr. Stewart described above, under the terms of his advisory agreement Mr. Stewart was granted options to purchase 10,000 shares of our common stock at an exercise price of $2.65 per share. Also under the terms of the advisory agreement, Mr. Stewart purchased 37,736 shares of our common stock at a purchase price of $2.65 per share, and, upon such purchase, we granted Mr. Stewart an option to purchase an equal number of shares of our common stock at a purchase price of $2.65 per share, which option shall be exercised in accordance with, and subject to the terms of, the terms and conditions of the HORNBECK-LEEVAC Marine Services, Inc. Incentive Compensation Plan. If we terminate the agreement for any reason other than for cause, or if Mr. Stewart terminates the agreement for cause, he will be entitled to receive his advisory fees for the remainder of the original term of the agreement. Mr. Stewart has agreed that during the term of his advisory agreement he will not be employed by or associated with or own more than five percent (5%) of the outstanding securities of any entity which competes with us. Mr. Stewart has also agreed that during the term of the advisory agreement and for a period of two years after he will not (i) solicit any of our employees, customers, suppliers or sales agents to terminate their relationship with us or (iii) employ or cause any of our competitors to employ any person who is or was recently one of our employees, sales representatives, contractors, advisors or agents.

ITEM 11 -- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth compensation information for the chief executive officer and certain of our other executive officers whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                         ANNUAL COMPENSATION                 AWARDS
                                                 -------------------------------------    ------------
                                                                          OTHER ANNUAL     SECURITIES     ALL OTHER
                                                                          COMPENSATION     UNDERLYING    COMPENSATION
   NAME AND POSITION(1)         FISCAL YEAR      SALARY        BONUS(2)          (3)        OPTIONS(4)       (5,6)
   --------------------         -----------      ------        --------   ------------      ----------   ------------
Todd M. Hornbeck
  President, Chief
  Executive Officer                 2000        $165,625        $ 70,000           --        300,000     $  1,206
  and Secretary ............        2001        $195,833        $400,000           --             --        1,940

Carl G. Annessa
  Vice President and                2000        $121,771        $ 39,000           --        100,000        1,286
  Chief Operating Officer ..        2001        $155,000        $240,000           --             --        1,953

James O. Harp, Jr
  Vice President and
  Chief Financial                   2000              --              --           --             --           --
  Officer ..................        2001        $163,571        $255,000           --        100,000        1,103

Paul M. Ordogne
  Treasurer and                     2000        $103,021        $ 30,804           --         48,000          648
  Controller ...............        2001        $115,000        $ 42,665           --             --        1,541

Christian G. Vaccari
  Former Chairman of
  the Board and Chief               2000        $168,750        $ 70,000           --        300,000           --
  Executive Officer ........        2001        $195,833        $400,000           --             --        1,295

----------

(1) Mr. Harp joined us as our Vice President and Chief Financial Officer on January 15, 2001. Effective February 27, 2002, Mr. Vaccari ceased serving as our Chairman of the Board and Chief Executive Officer and continues to serve as one of our directors. Also effective February 27, 2002, Mr. Hornbeck was appointed to the additional position of Chief Executive Officer and Mr. Annessa was appointed to the additional position of Chief Operating Officer.

(2) Bonuses were paid in 2001 and 2002 as compensation for services provided in 2000 and 2001, respectively.

(3) None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer.

(4) In connection with the adoption of an incentive compensation program for executive officers, we granted options in 2001 in part as compensation for services provided in 2000 for Messrs. Vaccari, Hornbeck, Annessa and Ordogne. In addition, Mr. Harp was granted options upon commencement of his employment in 2001, vesting in equal amounts on the first, second and third anniversaries of the grant, to purchase 100,000 shares of our common stock at an exercise price of $2.65 per share.

(5) For 2000, these amounts represent (i) employer matching contributions made under our 401(k) savings plan in the amount of $630, $796 and $360 for Messrs. Hornbeck, Annessa and Ordogne, respectively, and (ii) premiums of $576, $490 and $288 for Messrs. Hornbeck, Annessa and Ordogne, respectively, associated with life insurance policies.

(6) For 2001, these amounts represent (i) employer matching contributions made under our 401(k) savings plan in the amount of $1,517, $1,530, $680, $1,118 and $872 for Messrs. Hornbeck, Annessa, Harp, Ordogne and Vaccari, respectively, and (ii) premiums of $423, $423, $423, $423 and $423 for Messrs. Hornbeck, Annessa, Harp, Ordogne and Vaccari, respectively, associated with life insurance policies.

OPTION GRANTS

     The following table shows all grants of options to acquire shares of our common stock granted during the year ended December 31, 2001 to the executive officers named in the Summary Compensation Table above under the HORNBECK-LEEVAC Marine Services, Inc. Incentive Compensation Plan.

                                                                                              POTENTIAL REALIZABLE
                               NUMBER OF                                                              VALUE
                               SECURITIES    % OF TOTAL                                         AT ASSUMED ANNUAL
                               UNDERLYING     OPTIONS      EXERCISE OR                           RATES OF STOCK
                                OPTIONS      GRANTED IN     BASE PRICE       EXPIRATION           APPRECIATION
           NAME                  GRANTED     FISCAL YEAR   ($/SHARE)(1)         DATE           FOR OPTION TERM(2)
           ----                  -------     -----------   -----------       ----------        ------------------
                                                                                                 5%          10%
                                                                                              --------   ---------
Todd M. Hornbeck........       300,000(4)       22%          $  2.65      March 9, 2011        501,000   1,266,000
Carl G. Annessa.........       100,000(4)        7%          $  2.65      March 9, 2011        167,000     422,000
James O. Harp, Jr.......       100,000(3)        7%          $  2.65      Jan. 15, 2011        167,000     422,000
Paul M. Ordogne.........        48,000(4)        3%          $  2.65      March 9, 2011         80,160     202,560
Christian G. Vaccari....       300,000(4)       22%          $  2.65      March 9, 2011        501,000   1,266,000

----------

(1) The options were granted at or above the fair market value of our common stock on the date of grant.

(2) In accordance with the rules of the Securities and Exchange Commission, the gains or "option spreads" that would exist for the respective options granted are shown. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future appreciation.

(3) One-third of these options become exercisable on each of the first, second and third anniversaries of the date of grant.

(4) One-fifth of these options are exercisable as of the date of grant, and one-fifth become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

FISCAL YEAR END OPTION VALUES

     The following table shows information with respect to unexercised options held by the executive officers named in the Summary Compensation Table as of December 31, 2001. None of our executive officers named in the Summary Compensation Table have exercised any options to purchase our common stock.



                                             NUMBER OF SECURITIES
                                                  UNDERLYING                    VALUE OF UNEXERCISED
                                              UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                                             AT DECEMBER 31, 2001               AT DECEMBER 31, 2001
                                      ---------------------------------  ---------------------------
               NAME                      EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
---------------------------------     ---------------  ----------------  ---------------  ---------------
Todd M. Hornbeck.................         128,333          256,667          $   48,333       $   10,167
Carl G. Annessa..................          60,000           90,000              28,200            6,100
James O. Harp, Jr................              --          100,000                  --               --
Paul M. Ordogne..................          30,433           45,067              14,133            4,067
Christian G. Vaccari.............         128,333          256,667              48,333           10,167

EMPLOYMENT AGREEMENTS

     Todd M. Hornbeck serves as our President, Chief Executive Officer and Secretary, James O. Harp, Jr. serves as our Vice President and Chief Financial Officer, Carl G. Annessa serves as our Vice President and Chief Operating Officer and Paul M. Ordogne serves as our Treasurer and Controller, each under an employment agreement with an initial term expiring December 31, 2003. Each agreement may be renewed on an annual basis for up to three additional years (two years in the case of Mr. Ordogne), unless terminated by the employee or us.

     The employment agreements of Messrs. Hornbeck, Harp, Annessa and Ordogne currently provide for annual base salaries of $200,000, $170,000, $170,000 and $116,000, respectively. Our board has agreed to award a bonus or bonuses to each of Messrs. Hornbeck, Harp and Annessa if our company meets certain EBITDA and earnings per share targets with respect to any year during which their respective employment agreement is in effect. Our board may, in its discretion, award a smaller bonus if our company does not meet such targets or an additional bonus if our company exceeds such targets. Mr. Ordogne is eligible for a bonus each year at the discretion of the Board. Under each of their respective employment agreements, the employee's salary will be reviewed from time to time by our compensation committee for possible increases based on the employee's performance.

     If we terminate the employment of Mr. Hornbeck for any reason other than for cause, he will be entitled to receive his salary until the actual termination date of his agreement or two years after the date of termination, whichever is later. If we terminate the employment of Messrs. Harp, Annessa or Ordogne for any reason other than for cause, he will be entitled to receive his salary until the actual termination date of his agreement or one year, as to Messrs. Harp and Annessa, and six months, as to Mr. Ordogne, after the date of termination, whichever is later. If we should undergo a change in control while the agreements are in effect and Messrs. Hornbeck, Harp or Annessa is either constructively or actually terminated under the conditions set forth in his agreement, then he will be entitled to receive three times his salary for the year in which the termination occurs and, in general, three times the bonus he received for the previous year. If we should undergo a change in control while Mr. Ordogne's agreement is in effect and he is either constructively or actually terminated under the conditions set forth in his agreement, then he will be entitled to receive one and one-half times his salary for the year in which the termination occurs and, in general, one and one-half times the bonus he received for the previous year.

     Mr. Hornbeck has agreed that during the term of his agreement and Messrs. Harp, Annessa and Ordogne have each agreed that during the term of their respective agreements and for a period of one year (six months in the case of Mr. Ordogne) after termination, they will not (i) be employed by or associated with or own more than five percent (5%) of the outstanding securities of any entity which competes with us in the locations in which we operate, (ii) solicit any of our employees to terminate their employment or (iii) accept employment with or payments from any of our clients or customers who did business with us while employed by us. We may elect to extend Mr. Annessa's noncompetition period for an additional year by paying his compensation and other benefits for an additional year, and we may elect to extend Mr. Ordogne's noncompetition period for an additional six months by paying his compensation and other benefits for an additional six months.

     Christian G. Vaccari served as our Chairman of the Board and Chief Executive Officer under an employment agreement with terms substantially identical to the terms of Mr. Hornbeck's employment agreement described above. Effective February 27, 2002, Mr. Vaccari ceased serving as our Chairman of the Board and Chief Executive Officer, and his employment under the terms of his agreement terminated.

INCENTIVE COMPENSATION PLAN

     Our board of directors and shareholders adopted an Incentive Compensation Plan in 1997. The purpose of the HORNBECK-LEEVAC Marine Services, Inc. Incentive Compensation Plan is to strengthen our company by providing an incentive to our employees, officers, consultants, non-employee directors and advisors to devote their abilities and energies to our success. The plan provides for the granting or awarding of incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock and performance shares. With the approval of our shareholders, we have reserved 3.5 million shares of our common stock for issuance pursuant to awards made under the plan.

     The HORNBECK-LEEVAC Marine Services, Inc. Incentive Compensation Plan is administered by the compensation committee. Subject to the express provisions of the plan, the compensation committee has full authority, among other things:

     - to select the persons to whom stock, options and other awards will be granted,

     - to determine the type, size and terms and conditions of stock options and other awards and

     - to establish the terms for treatment of stock options and other awards upon a termination of employment.

     Under the plan, awards other than stock options and stock appreciation rights given to any of our executive officers whose compensation must be disclosed in our annual proxy statement and who is subject to the limitations imposed by Section 162(m) of the tax code must be based on the attainment of certain performance goals established by the Board or the compensation committee. The performance measures are limited to earnings per share, return on assets, return on equity, return on capital, net profit after taxes, net profits before taxes, operating profits, stock price and sales or expenses. Additionally, the performance goals must include formulas for calculating the amount of compensation payable if the goals are met; both the goals and the formulas must be sufficiently objective so that a third party with knowledge of the relevant performance results could assess that the goals were met and calculate the amount to be paid.

     Consistent with certain provisions of the tax code, there are other restrictions providing for a maximum number of shares that may be granted in any one year to a named executive officer and a maximum amount of compensation payable as an award under the plan (other than stock options and stock appreciation rights) to a named executive officer.

401(K) RETIREMENT PLAN

     We have adopted a 401(k) plan for our employees. Employees are eligible to participate in the plan following three months of employment with us if they are at least 21 years of age. Under the plan, eligible employees are permitted, subject to legal limitations, to contribute up to 20% of compensation. The plan provides that we will match an amount equal to a percentage set by us of up to 6% of an employee's contribution before the end of each calendar year. We are also permitted to make qualified non-elective and discretionary contributions in proportion to each eligible employee's compensation as a ratio of the aggregate compensation of all eligible employees. The amounts held under the plan are invested in investment funds maintained under the plan in accordance with the directions of each participant.

     All employees' contributions are immediately 100% vested. Contributions by us to the plan vest at a rate of 20% each year after the second year of service. Upon attaining age 65, participants are automatically 100% vested, even with respect to our contributions. Subject to certain limitations imposed under the tax code, participants or their designated beneficiaries are entitled to payment of vested benefits upon termination of employment. On attaining age 65, participants are entitled to distribution of the full value of their benefits even if they continue to be employed by us. Such employees also have the option of deferring payment until April 1 following the year they attain the age of 70 1/2. In addition, hardship and other in-service distributions are available under certain circumstances and subject to certain conditions. The amount of benefits ultimately payable to a participant under the plan depends on the level of the participant's salary deferral contributions under the plan, the amount of our discretionary and matching contributions made to the plan and the performance of the investment funds maintained under the plan in which participants are invested.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our voting securities as of March 27, 2002 by:

     - each person who is known to us to be the beneficial owner of more than 5% of our voting securities;

     -    each of our directors; and

     - each of our named executive officers and all of our executive officers and directors as a group.

     Unless otherwise indicated, each person named below has an address c/o our principal executive offices and has sole power to vote and dispose of the shares of voting securities beneficially owned by them, subject to community property laws where applicable.

                                              DIRECT OWNERSHIP                      BENEFICIAL OWNERSHIP
                                      -------------------------------          ------------------------------
                                         NUMBER OF     PERCENTAGE OF            NUMBER OF       PERCENTAGE OF
                                          SHARES        OUTSTANDING              SHARES        OUTSTANDING(1)
                                          ------        -----------              ------        --------------
SCF-IV, L.P......................       9,864,912          32.7                9,864,912(2)         32.7
Cari Investment Company..........       5,129,364          17.0           )    5,753,982            18.8
Christian G. Vaccari.............         239,618             *           )
William Herbert Hunt Trust                                                )    5,123,976(4)
  Estate.........................       5,065,976          16.8           )                          17.0
Bruce W. Hunt....................          25,000             *           )
Todd M. Hornbeck.................       1,537,736           5.1                3,242,736(5)         10.7
Rock Creek Partners II, Ltd......       2,660,904           8.8                2,660,904             8.8
Carl G. Annessa..................          70,000             *                  160,000(6)            *
James O. Harp, Jr................          35,088             *                   68,421(7)            *
Paul M. Ordogne..................          99,300             *                  146,000(8)            *
Richard W. Cryar.................          43,143             *                   76,143(9)            *
Larry D. Hornbeck................         159,120             *                  166,120(10)           *
Bernie W. Stewart................          73,450             *                   87,884(11)           *
Andrew L. Waite..................           2,210             *                    9,377(12)           *
All shares owned or controlled
  by executive officers and
  directors as a group
  (10 persons)...................       2,320,379           7.7               14,834,639(13)        47.8

  ----------

*    Less than 1%

(1) Percentages of outstanding common stock beneficially owned for each beneficial owner and for the officers and directors as a group have been calculated by dividing (1) the outstanding shares held by such owner or such group plus additional shares such owner or such group, respectively, is entitled to acquire pursuant to options or warrants exercisable within sixty (60) days by (2) the total outstanding shares of our common stock plus the additional shares only such owner or such group, respectively, is entitled to acquire pursuant to such options or warrants.

(2) SCF-IV, L.P. is a limited partnership of which the ultimate general partner is L.E. Simmons & Associates, Incorporated. The Chairman of the Board and President of L.E. Simmons & Associates, Incorporated is Mr. L.E. Simmons. As such Mr. Simmons may be deemed to have voting and dispositive power over the shares owned by SCF-IV, L.P. The address of Mr. Simmons and SCF-IV, L.P. is 6600 Chase Bank Tower, 600 Travis Street, Houston, Texas 77002. Pursuant to a voting arrangement agreed to by SCF-IV, L.P. and the company in connection with our private equity offering completed in October 2001, SCF is restricted from voting 562,081 of those shares.

(3) Cari Investment Company is owned entirely by Christian G. Vaccari and other members of his family. Mr. Vaccari also serves as its chief executive officer and may be deemed to share voting and dispositive power with respect to the 5,129,364 shares of common stock owned by Cari Investment Company. Cari Investment Company's address is 1100 Poydras Street, Suite 2000, New Orleans, LA 70163. Beneficial ownership includes options to purchase 385,000 shares of common stock that are currently exercisable by Mr. Vaccari.

(4) Mr. Bruce W. Hunt is a representative of the William Herbert Hunt Trust Estate and may be deemed to share voting and dispositive power with respect to the 5,065,976 shares of common stock owned by the Trust Estate. Also includes options to purchase 33,000 shares of common stock that are currently exercisable by Mr. Hunt. The Trust Estate's address is 3900 Thanksgiving Tower, 1601 Elm Street, Dallas, TX 75201.

(5) Troy A. Hornbeck has granted a power of attorney to Todd M. Hornbeck covering the voting interest in his 1,500,000 shares, and therefore Todd Hornbeck has control of all voting decisions with respect to a total of 3,037,376 shares. Beneficial ownership includes options to purchase 205,000 shares of common stock that are currently exercisable by Todd Hornbeck.

(6) Beneficial ownership includes options to purchase 90,000 shares of common stock that are currently exercisable.

(7) Beneficial ownership includes options to purchase 33,333 shares of common stock that are currently exercisable.

(8) Beneficial ownership includes options to purchase 46,700 shares of common stock that are currently exercisable.

(9) Beneficial ownership includes options to purchase 33,000 shares of common stock that are currently exercisable.

(10) Beneficial ownership includes options to purchase 7,000 shares of common stock that are currently exercisable.

(11) Beneficial ownership includes options to purchase 14,434 shares of common stock that are currently exercisable.

(12) Mr. Waite serves as Managing Director of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF-IV, L.P. As such, Mr. Waite may be deemed to have voting and dispositive power over the shares owned by SCF-IV, L.P. Mr. Waite disclaims beneficial ownership of the shares owned by SCF-IV, L.P. Beneficial ownership includes options to purchase 7,167 shares of common stock that are currently exercisable.

(13) Beneficial ownership includes options to purchase 854,634 shares of common stock that are currently exercisable.


     Voting Agreements. Under the terms of a voting agreement among Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and the company, the Hornbecks and Cari Investment Company had agreed to vote their shares in such manner as to maintain equal representation of Todd and Troy Hornbeck, on the one hand, and Cari Investment Company, on the other hand, on our board and on any committee designated by our board until the earlier of completion of an initial public offering of our securities, the tenth anniversary of the agreement or certain other events specified in the agreement. As a result of the closing of the registered exchange offer of our senior notes, it is the position of Todd and Troy Hornbeck and the company that this voting agreement has terminated. Christian G. Vaccari, as representative of Cari Investment Company, has indicated that Cari Investment Company does not agree. Under the terms of a stockholders' agreement among SCF-IV, L.P., Todd

Hornbeck, Troy Hornbeck, Cari Investment Company and the company, Todd and Troy Hornbeck and Cari Investment Company have agreed to vote their shares in favor of SCF-IV, L.P.'s designee to our board, so long as it owns at least 5% of the company's outstanding common stock or, prior to an initial public offering, it owns at least 80% of the common stock it acquired in November 2000. SCF-IV, L.P. also agrees to vote its shares in favor of the two designees of Todd and Troy Hornbeck and the two designees of Cari Investment Company. Pursuant to a voting arrangement entered into between SCF-IV, L.P. and the company in connection with our private equity offering completed in October 2001, SCF is restricted from voting 562,081 of its shares.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a discussion of transactions between our company and its executive officers, directors and shareholders owning more than five percent of our common stock. We believe that the terms of each of these transactions were at least as favorable as could have been obtained in similar transactions with unaffiliated third parties. Because of the existence of these transactions, the parties to these transactions could have interests different from those of other shareholders.

     Christian G. Vaccari, who served as our Chairman of the Board and Chief Executive Officer until February 2002 and who is one of our current directors, is a member of LEEVAC Industries, LLC and Chairman of the Board of LEEVAC Shipyards, Inc. Three of our recently constructed offshore supply vessels were built by LEEVAC Shipyards, two were built by LEEVAC Industries and, as of December 31, 2001, we had contracts with LEEVAC Industries for the construction of two additional offshore supply vessels, one of which was delivered in February 2002. Our current contracts with LEEVAC Industries, as well as our past contracts with LEEVAC Industries and LEEVAC Shipyards, were entered into following a competitive bidding process. In 2001, we made payments under such shipyard contracts aggregating $24.9 million, and at December 31, 2001, after giving effect to subsequent change orders, we had contracts calling for the payment of an additional $7.6 million over the course of construction of the two offshore supply vessels.

     On June 5, 1998, Enron North America Corp. and Joint Energy Development Investments II Limited Partnership entered into an agreement with us and Hornbeck Offshore Services, Inc. and LEEVAC Marine Inc., which we refer to as Facility C and pursuant to which Enron North America and Joint Energy Development Investments agreed to lend these subsidiaries $20 million. In connection with Facility C, our subsidiaries issued to each of Enron North America and Joint Energy Development Investments a promissory note in the amount of $10 million, which each bore interest at 7% annually. ENA CLO I Holding Company I L.P., an affiliate of Enron North America, subsequently succeeded to the interests, obligations, duties and rights of both Joint Energy Development Investments and Enron North America as lenders under Facility C. These notes were paid in full with proceeds from the private placement of the Series A notes and this credit facility has been terminated.

     In connection with Facility C, Enron North America and Joint Energy Development Investments were each issued warrants to purchase shares of our common stock. On October 25, 2001, we repurchased all of the warrants for an aggregate purchase price of $14.5 million. In order to finance the repurchase of the warrants, we completed a private placement of $14.6 million of our common stock.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following items are filed as part of this report:

         1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 though F-17 of this report. The Index to Consolidated Financial Statements appears on page F-1.

         2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         3.       Exhibits.

      EXHIBIT
      NUMBER                                                DESCRIPTION OF EXHIBIT
       3.1                 --  Restated Certificate of Incorporation of HORNBECK-LEEVAC Marine Services, Inc.
                               filed with the Secretary of State of the State of Delaware on December 13, 1997
                               (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
                               on Form S-4 dated September 21, 2001, Registration No. 333-69826).

       3.2                 --  Certificate of Amendment of the Restated Certificate of Incorporation of
                               HORNBECK-LEEVAC Marine Services, Inc. filed with the Secretary of State of Delaware on December 1, 1999 (incorporated by reference to Exhibit 3.2 to the Company's
                               Registration Statement on Form S-4 dated September 21, 2001, Registration No.
                               333-69826).

       3.3                 --  Certificate of Amendment of the Restated Certificate of Incorporation of
                               HORNBECK-LEEVAC Marine Services, Inc. filed with the Secretary of State of the
                               State of Delaware on October 23, 2000 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 dated September 21, 2001,
                               Registration No. 333-69826).

       3.4                 --  Certificate of Correction to Certificate of Amendment of the Restated
                               Certificate of Incorporation of HORNBECK-LEEVAC Marine Services, Inc. filed with the Secretary of State of the State of Delaware on November 14, 2000 (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4
                               dated September 21, 2001, Registration No. 333-69826).

       3.5                 --  Second Restated Bylaws of HORNBECK-LEEVAC Marine Services, Inc., adopted
                               October 4, 2000 (incorporated by reference to Exhibit 3.5 to the Company's
                               Registration Statement on Form S-4 dated September 21, 2001, Registration No.
                               333-69826).

       4.1                 --  Indenture dated as of July 24, 2001, between Wells Fargo Bank Minnesota,
                               National Association (as Trustee) and the Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company's
                               Registration Statement on Form S-4 dated September 21, 2001, Registration No.
                               333-69826).

       4.2                 --  Supplemental Indenture dated as of December 17, 2001, between Wells Fargo Bank
                               Minnesota, National Association (as Trustee), the Company, Hornbeck Offshore
                               Services, LLC, (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine
                               Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC
                               and Energy Services Puerto Rico, LLC, with Notation of Subsidiary Guarantee by
                               Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore Services, Inc.),
                               HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators,
                               Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC attached
                               (incorporated by reference to Exhibit 4.1.1 to Amendment No. 2 to the Company's
                               Registration Statement on Form S-4 dated December 19, 2001, Registration No.
                               333-69826).

       4.3                 --  Specimen 10 5/8% Series B Senior Note due 2008 (incorporated by reference to
                               Exhibit 4.4 to the Company's Registration Statement on Form S-4 dated September 21,
                               2001, Registration No. 333-69826).

      10.1                 --  Employment Agreement dated effective January 1, 2001 by and between Christian
                               G. Vaccari and the Company (incorporated by reference to Exhibit 10.1 to the
                               Company's Registration Statement on Form S-4 dated September 21, 2001, Registration
                               No. 333-69826).

      10.2                 --  Employment Agreement dated effective January 1, 2001 by and between Todd M.
                               Hornbeck and the Company (incorporated by reference to Exhibit 10.2 to the
                               Company's Registration Statement on Form S-4 dated September 21, 2001, Registration
                               No. 333-69826).

      10.3                 --  Employment Agreement dated effective January 1, 2001 by and between Carl
                               Annessa and the Company (incorporated by reference to Exhibit 10.3 to the Company's
                               Registration Statement on Form S-4 dated September 21, 2001, Registration No.
                               333-69826).

      10.4                 --  Employment Agreement dated effective January 1, 2001 by and between Paul M.
                               Ordogne and the Company (incorporated by reference to Exhibit 10.4 to the Company's
                               Registration Statement on Form S-4 dated September 21, 2001, Registration No.
                               333-69826).

      10.5                 --  Employment Agreement dated effective January 1, 2001 by and between James O.
                               Harp, Jr. and the Company (incorporated by reference to Exhibit 10.5 to the
                               Company's Registration Statement on Form S-4 dated September 21, 2001, Registration
                               No. 333-69826).

     *10.6                 --  Advisory Agreement dated effective February 27, 2002 by and between Bernie W.
                               Stewart and the Company.

      10.7                 --  Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the
                               Company's Registration Statement on Form S-4 dated September 21, 2001, Registration
                               No. 333-69826).

      10.8                 --  Amendment No. 1 to Incentive Compensation Plan (incorporated by reference to
                               Exhibit 10.7 to the Company's Registration Statement on Form S-4 dated September
                               21, 2001, Registration No. 333-69826).

      10.9                 --  Asset Purchase Agreement dated as of May 31, 2001 among LEEVAC Marine, Inc.,
                               Hygrade Operators, Inc., Red Star Towing and Transportation Company, Inc., Sheridan
                               Towing Co., Inc., R.S. Bushey & Sons, Inc., and Amerada Hess Corporation
                               (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement
                               on Form S-4 dated September 21, 2001, Registration No. 333-69826).

     10.10                 --  Contract of Affreightment dated as of May 31, 2001 among LEEVAC Marine, Inc.
                               and Amerada Hess Corporation (certain portions omitted based on a grant of confidential treatment filed separately with the Commission) (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company's Registration
                               Statement on Form S-4 dated December 19, 2001, Registration No. 333-69826).

    *10.11                 --  Credit Agreement dated as of December 31, 2001 among Hornbeck Offshore
                               Services, LLC, LEEVAC Marine, LLC and Hibernia National Bank, as Agent and the
                               lenders named therein.

    *10.12                 --  First Amendment to Credit Agreement dated as of February 25, 2002 among
                               Hornbeck Offshore Services, LLC, LEEVAC Marine, LLC and Hibernia National Bank, as
                               Agent and the lenders named therein.

       *21                 --  Subsidiaries of HORNBECK-LEEVAC Marine Services, Inc.


* Filed herewith.

     (b) Reports on Form 8-K.

         None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS OF HORNBECK-LEEVAC MARINE SERVICES, INC.:

  Report of Independent Public Accountants................................                    F-2

  Consolidated Balance Sheets as of December 31, 2000 and
    2001..................................................................                    F-3

  Consolidated Statements of Operations for Each of the
    Three Years in the Period Ended December 31, 2001.....................                    F-4

  Consolidated Statements of Changes in Stockholders' Equity
  for Each of the Four Years in the Period Ended December 31, 2001........                    F-5

  Consolidated Statements of Cash Flows for Each of the
    Three Years in the Period Ended December 31, 2001.....................                    F-6

  Notes to Consolidated Financial Statements..............................                    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of HORNBECK-LEEVAC Marine Services, Inc.

We have audited the accompanying consolidated balance sheets of HORNBECK-LEEVAC Marine Services, Inc. and subsidiaries (formerly HV Marine Services, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HORNBECK-LEEVAC Marine Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                                       ARTHUR ANDERSEN LLP

New Orleans, Louisiana
January 28, 2002

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         DECEMBER 31,
                                                                                  -------------------------
                                                                                      2000          2001
                                                                                  ------------  -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................     $    32,988   $    53,203
  Accounts and claims receivable, net of allowance for doubtful
    accounts of $55 and $133, respectively...................................           6,349        10,690
  Prepaid insurance..........................................................             668         1,047
  Other current assets.......................................................             333           665
                                                                                  -----------   -----------
      Total current assets...................................................          40,338        65,605
  Property, plant and equipment, net.........................................          98,935       180,781
  Goodwill, net of accumulated amortization of $495 and $621, respectively...           2,755         2,628
  Deferred charges, net......................................................           5,120         9,803
                                                                                  -----------   -----------
      Total assets...........................................................     $   147,148   $   258,817
                                                                                  ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...........................................................     $     2,183   $     5,624
  Current portion of long-term debt..........................................           6,834           437
  Accrued interest...........................................................             869         8,161
  Other accrued liabilities..................................................             928         2,867
                                                                                  -----------   -----------
      Total current liabilities..............................................          10,814        17,089
  Long-term debt, net of original issue discount of $0 and $3,024,                     82,557       171,976
    respectively.............................................................
  Deferred tax liabilities, net..............................................           3,875         9,570
  Other liabilities..........................................................             157           316
                                                                                  -----------   -----------
      Total liabilities......................................................          97,403       198,951
STOCKHOLDERS' EQUITY:
  Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued
    and outstanding .........................................................              --            --
  Common stock:  $0.01 par value; 100,000 shares authorized; 24,575 shares and 30,135 shares issued and outstanding at December 31, 2000 and 2001, .
    respectively.............................................................             246           301
  Additional paid-in capital.................................................          48,301        61,019
  Retained earnings (deficit)................................................           1,198        (1,454)
                                                                                  -----------   -----------
      Total stockholders' equity.............................................          49,745        59,866
                                                                                  -----------   -----------
      Total liabilities and stockholders' equity.............................     $   147,148   $   258,817
                                                                                  ===========   ===========

  The accompanying notes are an integral part of these consolidated statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                               1999             2000              2001
                                                                         -----------      -----------       -----------
Revenue.............................................................     $    25,723      $    36,102       $    68,791
Costs and Expenses:
  Operating expenses................................................          17,275           20,410            32,371
  General and administrative expenses...............................           2,467            3,355             8,473
                                                                         -----------      -----------       -----------
                                                                              19,742           23,765            40,844
                                                                         -----------      -----------       -----------
  Operating income..................................................           5,981           12,337            27,947
Other Income (Expense):
  Interest income...................................................             170              305             1,455
  Interest expense..................................................          (5,262)          (8,216)          (10,665)
  Other income (expense), net.......................................             (20)            (138)              --
                                                                         -----------      -----------       -----------
                                                                              (5,112)          (8,049)           (9,210)
                                                                         -----------      -----------       -----------
Income before income taxes, cumulative effect of change in
  accounting principle and extraordinary item.......................             869            4,288            18,737
Income tax expense..................................................            (341)          (1,550)           (6,802)
                                                                         -----------      -----------       -----------
Income before cumulative effect of change in accounting principle and
extraordinary item..................................................             528            2,738            11,935
Extraordinary loss, net of tax benefit of $1,065....................             --               --             (1,964)
Cumulative effect on prior years of change in accounting for start-up
costs, net of taxes of $55..........................................            (108)             --                --
                                                                         -----------      -----------       -----------
Net Income..........................................................     $       420      $     2,738       $     9,971
                                                                         ===========      ===========       ===========
Pro forma information (Note 6):
  Net Income, reported above........................................     $       420      $     2,738       $     9,971
  Pro forma additional interest expense.............................           2,262            7,262             2,952
                                                                         -----------      -----------       -----------
Pro forma net income................................................     $    (1,842)     $    (4,524)      $     7,019
                                                                         ===========      ===========       ===========

  The accompanying notes are an integral part of these consolidated statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      CAPITAL STOCK
                                                      -------------
                                                                            ADDITIONAL      RETAINED         TOTAL
                                                                             PAID-IN        EARNINGS     STOCKHOLDERS'
                                                SHARES         AMOUNT        CAPITAL       (DEFICIT)        EQUITY
                                                ------         ------        -------        ---------       ------

Balance at December 31, 1998..............        11,367     $     114      $   13,029     $      (83)    $   13,060
Amortization of put feature of warrants...           --            --              617           (617)           --
Net income................................           --            --              --             420            420
                                              ----------     ---------      ----------     ----------     ----------
Balance at December 31, 1999..............        11,367           114          13,646           (280)        13,480
Shares issued.............................        13,208           132          33,395            --          33,527
Amortization of put feature of warrants...           --            --            1,260         (1,260)           --
Net income................................           --            --              --           2,738          2,738
                                              ----------     ---------      ----------     ----------     ----------
Balance at December 31, 2000..............        24,575           246          48,301          1,198         49,745
Shares issued.............................         5,560            55          14,595            --          14,650
Amortization of put feature of warrants...           --            --           12,623        (12,623)           --
Repurchase of warrants....................           --            --          (14,500)           --         (14,500)
Net income................................           --            --              --           9,971          9,971
                                              ----------     ---------      ----------     ----------     ----------
Balance at December 31, 2001..............        30,135     $     301      $   61,019     $   (1,454)    $   59,866
                                              ==========     =========      ==========     ===========    ==========

  The accompanying notes are an integral part of these consolidated statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                             1999          2000          2001
                                                                             ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................     $     420     $   2,738     $   9,971
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.................................         3,724         5,164         7,670
      Provision for bad debts.......................................            78           (77)           78
      Deferred tax expense..........................................           286         1,550         5,816
      Gain on sale of assets........................................           --             (3)          --
      Amortization of financing costs and initial warrant valuation.           391           496         1,026
      Changes in operating assets and liabilities:
        Accounts and claims receivable..............................        (1,570)       (3,051)       (4,419)
        Prepaid expenses............................................          (513)          (50)         (379)
        Deferred charges and other assets...........................        (1,718)       (2,975)       (6,917)
        Accounts payable............................................          (191)       (1,002)        3,441
        Accrued liabilities, accrued interest and other liabilities.           652         1,413         9,390
                                                                         ---------     ---------     ---------
  Net cash provided by operating activities.........................         1,559         4,203        25,677
                                                                         ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................       (42,293)      (15,324)      (60,298)
  Acquisition of tugs and tank barges from Spentonbush/Red
    Star Group......................................................           --            --        (28,030)
                                                                         ---------     ---------     ---------
  Net cash used in investing activities.............................       (42,293)      (15,324)      (88,328)
                                                                         ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior notes............................           --            --        171,896
  Proceeds from borrowings under debt agreements....................        43,695         8,329        40,750
  Payments on long-term debt........................................           --         (2,991)     (129,930)
  Repurchase of warrants............................................           --            --        (14,500)
  Proceeds from shares issued.......................................           --         32,627        14,650
                                                                         ---------     ---------     ---------
  Net cash provided by financing activities.........................        43,695        37,965        82,866
                                                                         ---------     ---------     ---------
  Net increase (decrease) in cash and cash equivalents..............         2,961        26,844        20,215
  Cash and cash equivalents at beginning of period..................         3,183         6,144        32,988
                                                                         ---------     ---------     ---------
  Cash and cash equivalents at end of period........................      $  6,144      $ 32,988      $ 53,203
                                                                         =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
  Interest paid.....................................................      $  4,495      $  7,145      $  5,577
                                                                         =========     =========     =========

  The accompanying notes are an integral part of these consolidated statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001
                                 (IN THOUSANDS)

1.       ORGANIZATION:

Formation

     HORNBECK-LEEVAC Marine Services, Inc. (formerly HV Marine Services, Inc. and, herein, the Company) is incorporated in the state of Delaware. The Company wholly owns LEEVAC Marine, LLC, Hornbeck Offshore Services, LLC, HORNBECK-LEEVAC Marine Operators, LLC and Energy Services Puerto Rico, LLC. All of the subsidiaries were converted from C Corporations to Limited Liability Companies
(LLC) in 2001. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

     Hornbeck Offshore Services, LLC (HOS) operates nine offshore supply vessels to furnish support to the offshore oil and gas exploration and production industry, primarily in the United States Gulf of Mexico and to provide specialty services. Prior to 2000, HOS operated six vessels with one additional vessel being added in each of March 2000, April 2001 and November 2001. HOS has four vessels under construction which are expected to be delivered in 2002. LEEVAC Marine, LLC (LM) operates ocean-going tugs and tank barges which provide vessel and barge charters for the transportation of petroleum products. In 2000, LM operated an average of seven ocean-going tank barges and associated tugs. On May 31, 2001, the Company purchased a fleet of nine ocean-going tugs and nine ocean-going tank barges and the related coastwise transportation businesses from the Spentonbush/Red Star Group, affiliates of Amerada Hess Corporation, for approximately $28,000 in cash. The result of this acquisition has been included since the date of acquisition (see Note 14). HORNBECK-LEEVAC Marine Operators, LLC (HLMO) is a service subsidiary that provides administrative and personnel support to the other subsidiaries. Energy Services Puerto Rico, LLC (ESPR) provides administrative and personnel support to employees residing in Puerto Rico.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

     HOS contracts its offshore support vessels to clients under time charters based on a daily rate of hire and recognizes revenue as earned on a daily basis during the contract period of the specific vessel.

     LM also contracts its vessels to clients under time charters based on a daily rate of hire. Revenue is recognized on such contracts as earned on a daily basis during the contract period of the specific vessel. Under other contracts, primarily contracts of affreightment, revenue is recognized based on the percentage of days incurred for the voyage to total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under these contracts are less than 10 days in length.

Cash and cash equivalents

     Cash and cash equivalents consist of all highly liquid investments in money market funds and investments available for current use with an initial maturity of three months or less.

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

     The estimated useful lives by classification are as follows:

Tugs........................................        14-25 years
Tank Barges.................................         3-18 years
Offshore supply vessels.....................           25 years
Machinery and equipment.....................            5 years

     All of the tank barges have estimated useful lives based on their classification under the Oil Pollution Act of 1990.

Deferred Charges

     The Company's tank barges, tugs and offshore supply vessels are required by regulation to be recertified after certain periods of time. The Company defers certain costs related to the recertification of the vessels. Deferred drydocking costs are amortized over the length of time in which the improvement made during the recertification is expected to last (generally thirty or sixty months). Financing charges are amortized over the term of the related debt using the interest method.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

     Customers are primarily major and independent, domestic and international, oil and oil service companies. The Company's customers are granted credit on a short-term basis and related credit risks are considered minimal.

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

Recent Accounting Pronouncements

     In early 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. The unamortized costs were written off and reflected as a cumulative effect of a change in accounting principle during 1999.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The adoption did not have a material impact on its financial position as the Company has not entered into any derivative instruments.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 141, Business Combinations (SFAS
141) and Financial Accounting Standards Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires separate recognition of intangible assets that meet certain criteria.

     Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill balances will be impaired under the new standards; however, no assurances can be given. The initial transition evaluation is required to be and will be completed by June 30, 2002 which is within the six month transition period allowed by the new standard upon adoption. Goodwill amortization for each of the years ended December 31, 2000 and 2001 was $126.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of SFAS 143, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The Company does not have any known asset retirement obligations, therefore adoption of this statement will have no effect on the financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 40. Additionally, certain dispositions may now qualify for discounted operations treatment. The provisions of SFAS 144 are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have any effect on the Company's financial statements.

3.DEFINED CONTRIBUTION PLAN:

     HLMO is a participating employer in a defined contribution plan with a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code, which was, until September 30, 2001, sponsored by an affiliate. Employees must be at least twenty-one years of age and have completed one year of service to be eligible for participation. Participants may elect to defer up to 20 percent of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and/or profit sharing contributions to the plan. During the years ended December 31, 1999, 2000 and 2001 the Company made contributions of $6, $6 and $75, respectively.

4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consisted of the following :


                                                          DECEMBER 31,
                                                      2000          2001
                                                    ---------     ---------
                  Tugs .........................    $   9,467     $  28,846
                  Tank barges ..................       14,614        26,504
                  Offshore supply vessels ......       69,744       102,932
                  Construction in progress .....       12,294        36,402
                  Machinery and equipment ......          818           581
                  Less: Accumulated depreciation       (8,002)      (14,484)
                                                    ---------     ---------
                                                    $  98,935     $ 180,781

         Interest expense of $365 and $3,075 was capitalized for the years ended December 31, 2000 and 2001, respectively.

5.       INVESTMENT IN UNCONSOLIDATED ENTITY:

         In years prior to 2000 and for over ten months in 2000 the Company had a 60 percent limited partner interest in a partnership. The remaining 40 percent was owned by an entity in which the Company's Chairman of the Board and Chief Executive Officer had a minority interest. The partnership's only asset was a tank barge which was leased by the Company on a short-term basis. The Company accounted for this investment using the cost-method of accounting because it did not exert significant influence over the operations of the partnership. Monthly lease payments were charged to expense, and partnership profit distributions were netted against the lease expense. During the years ended December 31, 1999, 2000 and 2001 LM's lease expense, net of distributions, related to this partnership was approximately $105, $106 and $0, respectively. As part of its $35,000 private equity offering in November 2000, the Company issued approximately 340 shares of common stock at a per share price of $2.65 for an aggregate of $900 in exchange for the remaining 40 percent of the partnership. The price represented 40 percent of the value of the tank barge based on an independent appraisal. As a result the barge was recorded as an asset in the Company's consolidated property, plant and equipment.

6.       LONG-TERM DEBT:

         On June 5, 1998, the Company entered into a $43,000 line of credit agreement with two banks (Facility A) and $15,000 and $20,000 line of credit agreements (Facility B and C, respectively) with two venture capital companies. These "Credit Agreements" were used to refinance existing indebtedness and partially finance the construction of offshore supply vessels (see Note 9). Facilities A and B converted to term loans on the completion of the last offshore supply vessel. In connection with Facility C, the Company issued detachable warrants to purchase 11,905 shares of common stock. The warrants were assigned an estimated market value of $500. The warrants for the purchase of 10,500 shares of common stock were exercisable with an exercise price of $1.68 per share. The remaining warrants became exercisable only on the occurrence of an event of default under Facility C, the Company filing for bankruptcy or if the indebtedness under Facility C was not discharged in full by June 5, 2003. All of the warrants issued in connection with establishment of Facility C provided the holders with a put option whereby the holders had the right, if the Company's stock was not publicly traded by June 5, 2003 to require the Company to repurchase the warrants at their fair market value.

         According to EITF Issue 88-9, Accounting for Put Warrants, issued by the Emerging Issues Task Force and supplemented by EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock, a company whose stock is not publicly traded may elect to account for warrants that contain put options either as a liability or as equity. As previously discussed, the Company assigned a market value of $500 to the warrants at issuance based on the relative fair value of the Facility C debt and the warrants. The $500 was allocated to equity and the Company has been amortizing, through retained earnings, the fair market value of the warrants through June 5, 2003, the first date on which the put could have been exercised. The warrants were revalued each period-end with changes in value accounted for prospectively. Had the Company elected to account for the warrants as a liability rather than as equity, the warrants would have been adjusted to their fair value at each period-end with the fair value adjustment reported as a noncash adjustment to interest expense. The additional interest expense that would be reported for the years ended December 31, 1999, 2000 and 2001 would be $2,262, $7,262 and $2,952, respectively. The Company has included this pro forma information in its consolidated statements of operations. In the event of an initial public offering of the Company's stock, the Company's operating results would be required to reflect the additional interest expense in the amounts stated above for each applicable period.

         The Company repurchased and terminated all of the warrants for $14,500 in October 2001. The repurchase of the warrants was funded by a private placement of the Company's common stock for gross proceeds of $14,600. The remaining funds were used for payment of expenses incurred in the offering. As a result of the repurchase of the warrants, the unamortized value of the warrants was accelerated and charged to retained earnings in the fourth quarter of 2001. Beginning in 2002, there will be no further pro forma effects relating to the accounting for the put warrants due to the Company's repurchase as noted above.

         On March 5, 1999, the Facility A credit agreement was amended by the Company with the two banks by which it was then maintained. The commitment was increased from $43,000 to $49,400 along with an extension of the outside date for conversion of construction loans to term loans. The conversion date occurred at the delivery of the last offshore supply vessel in March 2000.

         In July and November 2000, the Company entered into two new credit facilities (collectively, Facility D) totaling $41,400 with a new lender. Of the proceeds, $15,000 was used to repay Facility B in full. The remaining amounts were used to pay the construction costs of additional offshore supply vessels. At December 31, 2000, Facility D was collateralized by two existing vessels and four vessels under construction.

         In November 2000, Facility A credit agreement was amended by the Company. The Commitment was increased from $49,400 to $69,000. These additional funds were used to build additional vessels.

         On July 24, 2001, the Company issued $175,000 in principal amount of Senior Notes. The Company realized net proceeds of approximately $165,000, a substantial portion of which was used to repay and fully extinguish all of the then existing credit facilities. The Senior Notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8 percent on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. The effective interest rate on the Senior Notes is 11.18 percent. No principal payments are due until maturity. The Senior Notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Senior Notes are guaranteed by all of the Company's subsidiaries. The Company may, at its option, redeem all or part of the Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Indenture. The Company is permitted under the terms of the Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Indenture are satisfied by the Company. As of December 31, 2001, the Company was permitted to incur a minimum of $25,000 of additional indebtedness.

         The Company completed an Exchange Offer on January 18, 2002, whereby the 10 5/8% Series A Senior Notes, due 2008, were exchanged for 10 5/8% Series B Senior Notes with the same terms, the offering of which was publicly registered.

         Effective December 31, 2001, the Company entered into a new senior secured revolving line of credit (the Revolver) for $50,000 with one of its former lenders. Pursuant to the terms of the Revolver, the Company's borrowings under this facility will initially be limited to $25,000 unless it has obtained the lender's concurrence to borrow in excess of $25,000. Pursuant to the indenture governing the Senior Notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility initially will be limited to $25,000 plus 15 percent of the increase in the Company's consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition. The Revolver is currently unsecured and cannot be drawn upon by the Company until the Revolver is secured. The Revolver will be collateralized by four offshore supply vessels and four ocean going tugs. The collateral was not in place as of December 31, 2001 due to the administrative changes necessary which resulted from the restructuring of the Company's subsidiaries into limited liability entities as discussed in Note
1. Upon collateralization of the Revolver, which is expected to occur by February 28, 2002, the Company will be allowed to draw upon the facility.

         As of the dates indicated, the Company had the following outstanding long-term debt:

                                                                                            2000          2001
                                                                                         ---------     ---------
                  Non-revolving line of credit payable to two banks at 9.9%
                    (Facility A) due 2004, with interest paid at LIBOR tranche
                    renewals, but not greater than 90 days ..........................    $  44,869     $      --
                  Senior subordinated notes, payable to two venture capital companies
                    at 7% (Facility C) due 2005, with interest paid quarterly .......       23,542            --
                  Term note, payable to a financing company at 10.3% (Facility D)
                    due 2013, with interest paid monthly ............................       20,700            --
                  10 5/8% Series A Senior Notes due 2008, net of original issue
                    discount of $3,024 ..............................................           --       171,976
                  Insurance notes payable and other .................................          506           437
                                                                                         ---------     ---------
                                                                                                          89,617
                  Less:  Debt discount, 7% senior subordinated notes due 2005 .......         (226)           --
                                                                                         ---------     ---------
                                                                                            89,391       172,413
                  Less:  Current maturities .........................................        6,834           437
                                                                                         ---------     ---------
                                                                                         $  82,557     $ 171,976
                                                                                         =========     =========

         Annual maturities of long-term debt during each year ending December 31, are as follows:

                           2002 .....    $    437
                           2003 .....          --
                           2004 .....          --
                           2005 .....          --
                           2006 .....          --
                           Thereafter     171,976
                                         --------
                                         $172,413

7.       STOCK OPTION PLANS:

         SFAS No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based compensation plans. The Company's plan includes all arrangements by which employees and directors receive shares of stock or other equity instruments of the Company, or the Company incurs liabilities to employees or directors in amounts based on the price of the stock. SFAS No. 123 defines a fair-value-based method of accounting for stock-based compensation. However, SFAS No. 123 also allows an entity to continue to measure stock-based compensation cost using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to retain the accounting prescribed in APB No. 25 must make pro forma disclosures of net income assuming dilution as if the fair-value-based method of accounting defined in SFAS No. 123 had been applied. The Company retained the provisions of APB No. 25 for expense recognition purposes. Under APB No. 25, where the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense in recognized.

         The Company established an incentive stock option plan which provides that options for a maximum of 3,500 shares of common stock that may be granted by the Company. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. No options have been exercised to date. All options granted expire 5 - 10 years after date of grant, have an exercise price equal to or greater than the estimated market price of the Company's stock at the date of grant and vest over a 2 to 4 year period.

         The following summarizes the option activity in the plans during 1999, 2000 and 2001:

                                        1999                           2000                           2001
                            --------------------------     --------------------------     ---------------------------
                             NUMBER OF        AVERAGE       NUMBER OF        AVERAGE       NUMBER OF         AVERAGE
                              OPTIONS          PRICE         OPTIONS          PRICE         OPTIONS           PRICE
                            OUTSTANDING      PER SHARE     OUTSTANDING      PER SHARE     OUTSTANDING       PER SHARE
                            -----------      ---------     -----------      ---------     -----------       ---------
Balance, beginning of
  year ..............              53          $1.85             150          $1.85             386           $1.97
  Granted ...........              97           1.85             236           2.04           1,420            2.65
  Cancelled .........              --             --              --             --             (66)           2.36
                               ------          -----          ------          -----          ------           -----
Balance, end of year              150          $1.85             386          $1.97           1,740           $2.51
                               ======          =====          ======          =====          ======           =====

         There were 76, 196 and 568 options exercisable at December 31, 1999, 2000 and 2001, respectively.

         Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's income available to common stockholders for the years ended December 31, 1999, 2000 and 2001 would have been as indicated below:

                                                             1999              2000             2001
                                                       ---------------   ---------------  ----------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:
  As reported......................................    $       420       $     2,738      $     9,971
  Pro forma........................................            405             2,697            9,801

         The weighted average fair value at the date of grant for options granted during the periods presented was $.38, $.52 and $.74 as of December 31, 1999, 2000 and 2001, respectively.

         The fair value of the options granted under the Company's stock option plan during each of the three years ended December 31, 2001, was estimated using the Black-Scholes Pricing Model using the minimum value method whereby volatility is not considered. The other assumptions used were: risk-free interest rate of six percent, expected life of five to seven years and no expected dividends.

8.       INCOME TAXES:

         The net long-term deferred tax liabilities (assets) in the accompanying balance sheets include the following components:

                                                                          2000            2001
                                                                        --------        --------
                 DEFERRED TAX LIABILITIES:
                   Fixed assets .................................       $  8,605        $ 11,819
                   Deferred charges .............................            711             964
                                                                        --------        --------
                     Total deferred tax liabilities .............          9,316          12,783
                 ASSETS:
                   Net operating loss carryforward ..............         (5,422)         (3,201)
                   Allowance for doubtful accounts ..............            (19)            (39)
                   Other ........................................            (92)            (65)
                                                                        --------        --------
                     Total deferred tax assets ..................         (5,533)         (3,305)
                 Valuation allowance ............................             92              92
                                                                        --------        --------
                     Total deferred tax liabilities, net ........       $  3,875        $  9,570
                                                                        ========        ========

         The components of the income tax expense follow:

                                                                       1999       2000       2001
                                                                      ------     ------     ------
                  Current tax expense ...........................     $   55     $   --     $   --
                  Deferred tax expense ..........................        231      1,550      5,737
                                                                      ------     ------     ------
                  Total .........................................        286      1,550      5,737
                  Tax benefit allocated to accounting change and          55         --      1,065
                                                                      ------     ------     ------
                    extraordinary loss
                  Tax expense attributed to continuing operations     $  341     $1,550     $6,802
                                                                      ======     ======     ======

         At December 31, 2001, the Company had federal net operating loss carryforwards of approximately $8,832. The carryforward benefit from the federal net operating loss carryforwards begin to expire in 2017. The Company had state net operating loss carryforwards of approximately $1,515. These carryforwards can only be utilized if the Company generates taxable income in the appropriate tax jurisdiction. A valuation allowance has been established to fully offset the deferred tax asset related to the state carryforward.

         The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                             1999      2000      2001
                                             ----      ----      ----
                  Statutory Rate .......     34.0%     34.0%     35.0%
                  State Taxes ..........      2.0%      1.0%      1.0%
                  Non-deductible expense      2.0%      1.0%      0.3%
                  Other ................      1.0%      --%       --%
                                             ----      ----      ----
                                             39.0%     36.0%     36.3%
                                             ====      ====      ====

9.       COMMITMENTS:

Vessel Construction

         At December 31, 2001, the Company was committed under a vessel construction contract with a shipyard affiliated with the Company's Chairman of the Board and Chief Executive Officer to construct two offshore supply vessels. At that date, the remaining amount expected to be incurred to complete construction with respect to such contract was approximately $7,622. At December 31, 2001, the Company was also committed under a vessel construction contract with another shipyard to construct two additional offshore supply vessels. At that date, the remaining amount expected to be expended to complete construction with respect to such contract was approximately $19,545.

         The Company is obligated under the terms of both contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction.

         Operating Leases

         The Company is obligated under certain operating leases for marine vessels, office space and vehicles. The office space lease provides for a term of five years with five one-year renewal options.

         Future minimum payments under noncancelable leases for years subsequent to 2001 follow:

                        YEAR ENDED DECEMBER 31,
                        -----------------------
                               2002                         $   847
                               2003                             258
                               2004                             225
                               2005                             214
                               2006                              88

         In addition, the Company leases marine vessels used in its operations under month-to-month operating lease agreements. See Note 5 for information regarding a short-term vessel operating lease from an affiliate.

Total rent expense related to leases was $3,104, $1,758 and $771 during the years ended December 31, 1999, 2000 and 2001, respectively.

         See Note 14 for a description of the lease entered into in connection with the Spentonbush/Red Star Group acquisition.

10.      DEFERRED CHARGES:

         Deferred charges include the following:

                                                                             1999       2000       2001
                                                                            ------     ------     ------
         Deferred loan costs, net of accumulated amortization of
           $552, $889 and $424, respectively ..........................     $2,034     $3,004     $6,972
         Deferred drydockings costs, net of accumulated amortization of
           $589, $1,372 and $2,414, respectively ......................      1,383      2,086      2,789
         Other ........................................................         --         30         42
                                                                            ------     ------     ------
             Total ....................................................     $3,417     $5,120     $9,803
                                                                            ======     ======     ======

11.      RELATED PARTY TRANSACTIONS:

         A former member of the Company's Board of Directors, now serving as an Advisory Director, is a partner in a law firm that has provided legal services to the Company. The Company paid approximately $123, $475 and $1,529 to the law firm during the years ended December 31, 1999, 2000 and 2001, respectively. The Company paid approximately $351 to a venture capital company, certain members of which are related parties of the Company, for services provided during the year ended December 31, 1999. No services were provided during 2000 and 2001. As discussed in Note 9, the Company was committed under a vessel construction contract to construct two offshore supply vessels with a shipyard affiliated with the Company's Chairman of the Board and Chief Executive Officer. The same shipyard has constructed five of the nine offshore supply vessels in service as of December 31, 2001. See Note 9 for additional information.

12.      MAJOR CUSTOMERS:

         In the years ended December 31, 1999, 2000 and 2001 revenues by customer that individually exceeded ten percent of total revenue are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                 1999         2000         2001
                                             -----------  -----------  --------
                  Customer A..............       19%           --           --
                  Customer B..............       10%           --           --
                  Customer C..............       12%          13%          12%
                  Customer D..............        --          15%           --
                  Customer E..............        --           --          19%

13.      SEGMENT INFORMATION:

         The Company provides marine transportation services through two business segments. The Company operates newly constructed deepwater offshore supply vessels in the Gulf of Mexico through its offshore supply vessel segment. The offshore supply vessels principally support offshore drilling and production operations in the deepwater regions of the Gulf of Mexico by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following shows reportable segment information for the years ended December 31, 1999, 2000 and 2001 reconciled to consolidated totals and prepared on the same basis as the Company's consolidated financial statements.

                                                         1999         2000         2001
                                                     --------     --------     --------
                  OPERATING REVENUE:
                    Offshore supply vessels ....     $  9,492     $ 19,626     $ 33,610
                    Tugs and tank barges .......       16,231       16,476       35,181
                                                     --------     --------     --------
                      Total ....................     $ 25,723     $ 36,102     $ 68,791
                                                     ========     ========     ========
                  OPERATING EXPENSES:
                    Offshore supply vessels ....     $  5,263     $  9,291     $ 15,168
                    Tugs and tank barges .......       12,012       11,119       25,676
                                                     --------     --------     --------
                      Total ....................     $ 17,275     $ 20,410     $ 40,844
                                                     ========     ========     ========
                  OPERATING INCOME:
                    Offshore supply vessels ....     $  3,498     $  8,784     $ 18,442
                    Tugs and tank barges .......        2,483        3,553        9,505
                                                     --------     --------     --------
                      Total ....................     $  5,981     $ 12,337     $ 27,947
                                                     ========     ========     ========
                  CAPITAL EXPENDITURES:
                    Offshore supply vessels ....     $ 35,136     $ 14,473     $ 53,317
                    Tugs and tank barges .......        6,979        1,609       34,926
                    Corporate ..................          178          142           85
                                                     --------     --------     --------
                      Total ....................     $ 42,293     $ 16,224     $ 88,328
                                                     ========     ========     ========
                  DEPRECIATION AND AMORTIZATION:
                    Offshore supply vessels ....     $  1,685     $  2,823     $  3,503
                    Tugs and tank barges .......        2,039        2,341        4,167
                                                     --------     --------     --------
                      Total ....................     $  3,724     $  5,164     $  7,670
                                                     ========     ========     ========
                  IDENTIFIABLE ASSETS:
                    Offshore supply vessels ....     $ 74,407     $ 87,866     $140,580
                    Tugs and tank barges .......       28,472       28,569       67,937
                    Corporate ..................          607       30,713       50,300
                                                     --------     --------     --------
                      Total ....................     $103,486     $147,148     $258,817
                                                     --------     --------     --------
                  LONG-LIVED ASSETS:
                    Offshore supply vessels ....     $ 66,380     $ 78,143     $128,188
                                                     --------     --------     --------
                    Tugs and tank barges .......       19,040       20,449       52,272
                                                     --------     --------     --------
                    Corporate ..................          280          343          321
                                                     --------     --------     --------
                      Total ....................     $ 85,700     $ 98,935     $180,781
                                                     --------     --------     --------

14.      SPENTONBUSH/RED STAR GROUP ACQUISITION:

         On May 31, 2001, the Company purchased a fleet of nine ocean-going tugs and nine ocean-going tank barges and the related coastwise transportation businesses from the Spentonbush/Red Star Group for approximately $28,000 in cash. As part of the acquisition, the Company entered into a contract of affreightment with Amerada Hess as its exclusive marine logistics provider and coastwise transporter of petroleum products in the northeastern United States. The contract became effective on June 1, 2001 and its initial term continues through March 31, 2006. The Company also entered into a five-year lease for the Brooklyn marine facility of Amerada Hess where the tug and tank barge operations that were acquired are based and from which such operations are conducted. The lease expires in March 2006. The Company incurred approximately $600 in acquisition costs.

         The purchase method was used to account for the acquisition of the tugs and tank barges from the Spentonbush/Red Star Group. There was no goodwill recorded as a result of the acquisition. Costs related to the recertification of acquired vessels that are drydocked within the first twelve months immediately following the acquisition of such vessels are capitalized into the costs of such vessels and are depreciated over the estimated useful life of the vessels. The purchase price was allocated to the acquired assets based on the estimated fair value as of May 31, 2001 as follows (in thousands):

                        Property, Plant and Equipment     $27,030
                        Other Assets ................       1,000
                                                          =======
                        Purchase Price ..............     $28,030

         The following summarized unaudited pro-forma income statement data reflects the impact the Spentonbush/Red Star Group acquisition would have had on the Company's consolidated results of operations for each year, had the acquisition taken place at the beginning of the fiscal year (in thousands):

                                          UNAUDITED PRO-FORMA RESULTS FOR THE
                                         --------------------------------------
                                             YEAR ENDED           YEAR ENDED
                                         DECEMBER 31, 2001    DECEMBER 31, 2000
                                         -----------------    -----------------
                  Revenue ........            $89,298              $78,198
                  Operating income             33,614               21,621
                       Net Income              13,141                7,546


15.      SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                              QUARTER ENDED
                                        ---------------------------------------------------------
(In thousands)                           MAR 31           JUN 30          SEP 30          DEC 31
                                        --------         --------        --------        --------
FISCAL YEAR 2001
   Revenues ....................        $ 10,416         $ 15,278        $ 21,422        $ 21,675
   Operating Income ............           3,999            6,438           8,788           8,722
   Extraordinary items .........              --               --           1,877              87
   Net Income ..................           1,758            3,122           1,667           3,424
   Pro forma net income (Note 6)           1,758            3,122           1,667             472
FISCAL YEAR 2000
   Revenues ....................        $  7,265         $  9,054        $  9,813        $  9,970
   Operating Income ............           1,408            3,534           3,477           3,918
   Extraordinary items .........              --               --              --              --
   Net Income (loss) ...........            (305)             769             863           1,411
   Pro forma net income (Note 6)            (305)             769             863          (5,851)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mandeville, the State of Louisiana, on April 1, 2002.

                                  HORNBECK-LEEVAC MARINE SERVICES, INC.


                                  By:      /s/ TODD M. HORNBECK
                                      ------------------------------------------
                                           Todd M. Hornbeck
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                      DATE

             /s/ TODD M. HORNBECK                 President, Chief Executive      April 1, 2002
--------------------------------------------        Officer, Secretary and
               (Todd M. Hornbeck)                     Director (Principal
                                                      Executive Officer)


            /s/ JAMES O. HARP, JR.                 Vice President and Chief       April 1, 2002
--------------------------------------------          Financial Officer
              (James O. Harp, Jr.)                 (Principal Financial and
                                                     Accounting Officer)


             /s/  RICHARD W. CRYAR                         Director               April 1, 2002
--------------------------------------------
               (Richard W. Cryar)


            /s/  LARRY D. HORNBECK                         Director               April 1, 2002
--------------------------------------------
              (Larry D. Hornbeck)


              /s/  BRUCE W. HUNT                           Director               April 1, 2002
--------------------------------------------
                (Bruce W. Hunt)


            /s/  BERNIE W. STEWART                 Director and Chairman of       April 1, 2002
--------------------------------------------              the Board
              (Bernie W. Stewart)


           /s/  CHRISTIAN G. VACCARI                       Director               April 1, 2002
--------------------------------------------
            (Christian G. Vaccari)


             /s/  ANDREW L. WAITE                          Director               April 1, 2002
--------------------------------------------
               (Andrew L. Waite)

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                           DESCRIPTION OF EXHIBIT
----------------  --------------------------------------------------------------
       3.1        -- Restated Certificate of Incorporation of HORNBECK-LEEVAC
                     Marine Services, Inc. filed with the Secretary of State of the State of Delaware on December 13, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Registration
                     Statement on Form S-4 dated September 21, 2001,
                     Registration No. 333-69826).

       3.2        -- Certificate of Amendment of the Restated Certificate of
                     Incorporation of HORNBECK-LEEVAC Marine Services, Inc.
                     filed with the Secretary of State of Delaware on December
                     1, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 dated
                     September 21, 2001, Registration No. 333-69826).

       3.3        -- Certificate of Amendment of the Restated Certificate of
                     Incorporation of HORNBECK-LEEVAC Marine Services, Inc.
                     filed with the Secretary of State of the State of Delaware on October 23, 2000 (incorporated by reference to Exhibit
                     3.3 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

       3.4        -- Certificate of Correction to Certificate of Amendment of
                     the Restated Certificate of Incorporation of HORNBECK-LEEVAC Marine Services, Inc. filed with the
                     Secretary of State of the State of Delaware on November 14,
                     2000 (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4 dated
                     September 21, 2001, Registration No. 333-69826).

       3.5        -- Second Restated Bylaws of HORNBECK-LEEVAC Marine
                     Services, Inc., adopted October 4, 2000 (incorporated by reference to Exhibit 3.5 to the Company's Registration
                     Statement on Form S-4 dated September 21, 2001,
                     Registration No. 333-69826).

       4.1        -- Indenture dated as of July 24, 2001, between Wells Fargo
                     Bank Minnesota, National Association (as Trustee) and the
                     Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 dated
                     September 21, 2001, Registration No. 333-69826).

       4.2        -- Supplemental Indenture dated as of December 17, 2001,
                     between Wells Fargo Bank Minnesota, National Association
                     (as Trustee), the Company, Hornbeck Offshore Services, LLC,
                     (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC
                     Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine
                     Operators, Inc.), LEEVAC Marine, LLC and Energy Services
                     Puerto Rico, LLC, with Notation of Subsidiary Guarantee by
                     Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore
                     Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC,
                     (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC
                     Marine, LLC and Energy Services Puerto Rico, LLC attached
                     (incorporated by reference to Exhibit 4.1.1 to Amendment
                     No. 2 to the Company's Registration Statement on Form S-4 dated December 19, 2001, Registration No. 333-69826).

       4.3        -- Specimen 10 5/8% Series B Senior Note due 2008
                     (incorporated by reference to Exhibit 4.4 to the Company's
                     Registration Statement on Form S-4 dated September 21,
                     2001, Registration No. 333-69826).

       10.1       -- Employment Agreement dated effective January 1, 2001 by and between Christian G. Vaccari and the Company
                     (incorporated by reference to Exhibit 10.1 to the Company's
                     Registration Statement on Form S-4 dated September 21,
                     2001, Registration No. 333-69826).

       10.2       -- Employment Agreement dated effective January 1, 2001 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration
                     Statement on Form S-4 dated September 21, 2001,
                     Registration No. 333-69826).

       10.3       -- Employment Agreement dated effective January 1, 2001 by and between Carl Annessa and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration
                     Statement on Form S-4 dated September 21, 2001,
                     Registration No. 333-69826).

       10.4       -- Employment Agreement dated effective January 1, 2001 by and between Paul M. Ordogne and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration
                     Statement on Form S-4 dated September 21, 2001,
                     Registration No. 333-69826).

       10.5       -- Employment Agreement dated effective January 1, 2001 by and between James O. Harp, Jr. and the Company
                     (incorporated by reference to Exhibit 10.5 to the Company's
                     Registration Statement on Form S-4 dated September 21,
                     2001, Registration No. 333-69826).

       *10.6      -- Advisory Agreement dated effective February 27, 2002 by and between Bernie W. Stewart and the Company.

       10.7       -- Incentive Compensation Plan (incorporated by reference
                     to Exhibit 10.6 to the Company's Registration Statement on
                     Form S-4 dated September 21, 2001, Registration No.
                     333-69826).

       10.8       -- Amendment No. 1 to Incentive Compensation Plan
                     (incorporated by reference to Exhibit 10.7 to the Company's
                     Registration Statement on Form S-4 dated September 21,
                     2001, Registration No. 333-69826).

       10.9       -- Asset Purchase Agreement dated as of May 31, 2001 among
                     LEEVAC Marine, Inc., Hygrade Operators, Inc., Red Star
                     Towing and Transportation Company, Inc., Sheridan Towing
                     Co., Inc., R.S. Bushey & Sons, Inc., and Amerada Hess
                     Corporation (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 dated
                     September 21, 2001, Registration No. 333-69826).

       10.10      -- Contract of Affreightment dated as of May 31, 2001 among
                     LEEVAC Marine, Inc. and Amerada Hess Corporation (certain portions omitted based on a grant of confidential treatment filed separately with the Commission) (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-4 dated December
                     19, 2001, Registration No. 333-69826).

       *10.11     -- Credit Agreement dated as of December 31, 2001 among
                     Hornbeck Offshore Services, LLC, LEEVAC Marine, LLC and
                     Hibernia National Bank, as Agent and the lenders named
                     therein.


       *10.12     -- First Amendment to Credit Agreement dated as of February
                     25, 2002 among Hornbeck Offshore Services, LLC, LEEVAC
                     Marine, LLC and Hibernia National Bank, as Agent and the
                     lenders named therein.

       *21        -- Subsidiaries of HORNBECK-LEEVAC Marine Services, Inc.


* Filed herewith.