Form 10-Q
period 2002-03-31
HORNBECK LEEVAC MARINE SERVICES INC
filed 2002-05-15
CIK 1131227

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-69826

                      HORNBECK-LEEVAC MARINE SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                72-1375844                                4424
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)      (Primary Standard Industrial
   incorporation or organization)                                                    Classification Code Number)

                             414 NORTH CAUSEWAY BLVD
                              MANDEVILLE, LA 70448

               (Address of Principal Executive Offices) (Zip Code)

                                 (985) 727-2000

              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The total number of shares of common stock, par value $.01 per share, outstanding as of May 13, 2002 was 30,192,036.

================================================================================

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION....................................................................................1
     Item 1 - Financial Statements................................................................................1
     Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations..............10
                General..........................................................................................10
                Results Of Operations............................................................................11
                Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001..................12
                Liquidity And Capital Resources..................................................................13
                Contractual Obligations and Commercial Commitments...............................................15
                Critical Accounting Policies.....................................................................15
                Inflation........................................................................................16
                Forward Looking Statements.......................................................................16
     Item 3 - Quantitative And Qualitative Disclosures About Market Risk.........................................16

PART II - OTHER INFORMATION......................................................................................17
     Item 1 - Legal Proceedings..................................................................................17
     Item 2 - Changes In Securities And Use Of Proceeds..........................................................17
     Item 3 - Defaults Upon Senior Securities....................................................................17
     Item 4 - Submission Of Matters To A Vote Of Security Holders................................................17
     Item 5 - Other Information..................................................................................17
                Recent Developments..............................................................................17
     Item 6 - Exhibits And Reports On 8-K........................................................................18

SIGNATURES.......................................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                DECEMBER 31,       MARCH 31,
                                                                                   2001               2002
                                                                                ------------      ------------
                                                                                          (UNAUDITED)
                          ASSETS
Current Assets:
  Cash and cash equivalents ...............................................     $     53,203      $     42,549
  Accounts and claims receivable, net of allowance for
    doubtful accounts of $133 and $289 respectively .......................           10,690             9,775
  Prepaid insurance .......................................................            1,047             2,005
  Other current assets ....................................................              665               743
                                                                                ------------      ------------
      Total current assets ................................................           65,605            55,073
Property, plant and equipment .............................................          195,265           207,044
  Accumulated depreciation ................................................           14,485            16,636
      Net fixed assets ....................................................          180,781           190,407
Goodwill, net of accumulated amortization of $621 .........................            2,628             2,628
Deferred charges, net .....................................................            9,803             9,614
                                                                                ------------      ------------
      Total assets ........................................................     $    258,817      $    257,723
                                                                                ============      ============
                  LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable ........................................................     $      5,624      $      3,931
  Notes payable, current ..................................................                5                --
  Accrued interest ........................................................            8,161             3,099
  Other accrued liabilities ...............................................            3,299             3,053
                                                                                ------------      ------------
      Total current liabilities ...........................................           17,089            10,082
Long-term debt, net of original issue discount of $3,024
    and $2,890, respectively ..............................................          171,976           172,110
Deferred taxes, net .......................................................            9,570            11,709
Other long-term liabilities ...............................................              316               318
      Total liabilities ...................................................          198,951           194,218
Preferred stock; $0.01 par value;  5,000 shares authorized
  no shares issued and outstanding ........................................               --                --
Common stock:  $01 par value; 100,000 shares authorized
  30,135 and 30,192 shares issued and outstanding, respectively ...........              301               302
Additional paid-in-capital ................................................           61,019            61,167
Retained (deficit) earnings ...............................................           (1,454)            2,035
                                                                                ------------      ------------
      Total stockholders' equity ..........................................           59,866            63,504
                                                                                ------------      ------------
      Total liabilities and stockholders' equity ..........................     $    258,817      $    257,723
                                                                                ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    2001              2002
                                                 ----------        ----------
                                                           (UNAUDITED)
REVENUE                                          $   10,416        $   22,743
Costs and expenses:
   Operating expenses........................         5,072            10,573
   General and administrative expenses.......         1,345             2,848
                                                 ----------        ----------
                                                      6,417            13,421
                                                 ----------        ----------
   Operating income..........................         3,999             9,322
Other income (expense):
   Interest expense..........................        (1,561)           (3,941)
   Interest income...........................           399               246
                                                 ----------        ----------
Income before income taxes...................         2,837             5,627
Income tax expense...........................        (1,079)           (2,138)
                                                 ----------       -----------
Net income ..................................    $    1,758        $    3,489
                                                 ==========        ==========

Pro Forma Information (Note 3):
Net income, reported above ..................    $    1,758               N/A
   Pro forma additional interest expense.....            --               N/A
                                                 ----------
Pro forma net income.........................    $    1,758               N/A
                                                 ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                     2001              2002
                                                                                 ------------      ------------
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................     $      1,758      $      3,489
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .........................................            1,357             2,541
     Amortization of original issue discount, financing costs and initial
       warrant valuation ...................................................              169               221
     Provision for bad debt ................................................               14               158
     Deferred tax expense ..................................................            1,079             2,138
   Changes in operating assets and liabilities:
     Accounts and claims receivable ........................................              719               757
     Prepaid expenses ......................................................             (347)             (959)
     Deferred charges and other assets .....................................               49                32
     Deferred charges relating to recertification drydock expenditures .....              (50)             (399)
     Accounts payable and deferred revenue .................................              159            (1,693)
     Accrued interest ......................................................             (654)           (5,062)
     Other liabilities .....................................................              126              (244)
                                                                                 ------------      ------------
   Net cash provided by operating activities ...............................            4,379               979
                                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments under vessel construction contracts ............................          (11,955)          (10,854)
   Other additions to property, plant & equipment ..........................              (19)             (924)
                                                                                 ------------      ------------
   Net cash used in investing activities ...................................          (11,974)          (11,778)
                                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under debt agreements ..........................              317                --
   Payments on long-term debt ..............................................           (3,086)               (5)
   Repurchase of  stock ....................................................               --               (50)
   Proceeds from issuance of common stock ..................................               --               200
                                                                                 ------------      ------------
   Net cash provided by (used in) financing activities .....................           (2,769)              145
                                                                                 ------------      ------------
   Net decrease in cash and cash equivalents ...............................          (10,364)          (10,654)
   Cash and cash equivalents at beginning of period ........................           32,988            53,203
                                                                                 ------------      ------------
   Cash and cash equivalents at end of period ..............................     $     22,624      $     42,549
                                                                                 ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
   Interest paid ...........................................................     $      2,593      $      9,658
                                                                                 ============      ============
   Income taxes paid .......................................................     $         --      $         --
                                                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             HORNBECK-LEEVAC MARINE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (DOLLARS AND SHARES IN THOUSANDS)

1.       Organization and Basis of Presentation:

         HORNBECK-LEEVAC Marine Services, Inc., which is incorporated in the state of Delaware, wholly owns Hornbeck Offshore Services, LLC, LEEVAC Marine, LLC, HORNBECK-LEEVAC Marine Operators, LLC and Energy Services Puerto Rico, LLC. All of the subsidiaries were converted from C corporations to limited liability companies in December 2001. The accompanying financial statements include the accounts of HORNBECK-LEEVAC Marine Services, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Except as otherwise indicated herein, the "Company" refers collectively to HORNBECK-LEEVAC Marine Services, Inc. and its wholly owned subsidiaries.

         Hornbeck Offshore Services, LLC (HOS) operates offshore supply vessels to furnish support to the offshore oil and gas exploration and production industry, primarily in the United States Gulf of Mexico and to provide specialty services. LEEVAC Marine, LLC operates ocean-going tugs and tank barges which provide vessel and barge charters for the transportation of petroleum products. HORNBECK-LEEVAC Marine Operators, LLC is a service subsidiary that provides administrative and personnel support to the other subsidiaries. Energy Services Puerto Rico, LLC provides administrative and personnel support to employees residing in Puerto Rico.

         The accompanying unaudited consolidated financial statements as of December 31, 2001 and March 31, 2002 and for the three months ended March 31, 2001 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the Company's financial position and results of operations for the interim periods included herein have been made, and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications of prior year amounts have been made to conform to the current period presentation.

2.       Summary of Significant Accounting Policies:

         The Company's significant accounting policies are discussed in Note 2 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. (See Note 4 for a change in the Company's accounting policy with respect to goodwill amortization.)

3.       Long-Term Debt:

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

         According to EITF Issue 88-9, Accounting for Put Warrants, issued by the Emerging Issues Task Force and supplemented by EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock, a company whose stock is not publicly traded may elect to account for warrants that contain put options either as a liability or as equity. As previously discussed, the Company assigned a market value of $500 to the warrants at issuance based on the relative fair value of the Facility C debt and the warrants. The $500 was allocated to equity and the Company had been amortizing, through retained earnings, the fair market value of the warrants through June 5, 2003, the first date on which the put could have been exercised. The warrants were revalued each period-end with changes in value accounted for prospectively. Had the Company elected to account for the warrants as a liability rather than as equity, the warrants would have been adjusted to their fair value at each period-end with the fair value adjustment reported as a noncash adjustment to interest expense. There was no additional interest expense that would be reported for the three months ended March 31, 2001, as there was no change in the fair value of the warrants during the period. The Company has included this pro forma information in its consolidated statements of operations. In the event of an initial public offering of the Company's stock, the Company's operating results would be required to reflect the additional interest expense in the amounts stated above for each applicable period.

         The Company repurchased and terminated all of the warrants for $14,500 in October 2001. The repurchase of the warrants was funded by a concurrent private placement of the Company's common stock for gross proceeds of $14,600. The remaining funds were used for payment of expenses incurred in the offering. As a result of the repurchase of the warrants, the unamortized value of the warrants was accelerated and charged to retained earnings in the fourth quarter of 2001. Beginning in 2002, there is no further pro forma effects relating to the accounting for the put warrants due to the Company's repurchase as noted above.

         On July 24, 2001, the Company issued $175,000 in principal amount of Senior Notes. The Company realized net proceeds of approximately $165,000, which was used to repay and fully extinguish all existing credit facilities. The Senior Notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8 percent on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. The effective interest rate on the Senior Notes is 11.18 percent. No principal payments are due until maturity. The Senior Notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Senior Notes are guaranteed by all of the Company's subsidiaries. The Company may, at its option, redeem all or part of the Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Indenture. The Company is permitted under the terms of the Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Indenture are satisfied by the Company. As of March 31, 2002, the Company was permitted to incur a minimum of $25,000 of additional indebtedness.

         The Company completed an Exchange Offer on January 18, 2002, whereby the 10 5/8% Series A Senior Notes, due 2008, were exchanged for 10 5/8% Series B Senior Notes with the same terms, which are publicly registered.

         Effective December 31, 2001, the Company entered into a new senior secured revolving line of credit (the Revolver) for $50,000 with one of its former lenders. Pursuant to the terms of the Revolver, the Company's borrowings under this facility will initially be limited to $25,000 unless it has obtained the lender's concurrence to borrow in excess of $25,000. Pursuant to the indenture governing the Senior Notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility initially will be limited to $25,000 plus 15 percent of the increase in the Company's consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the acquisition in May 2001 of tugs and tank barges from the Spentonbush/Red Star Group, affiliates of Amerada Hess Corporation. The Revolver is collateralized by four offshore supply vessels and four ocean going tugs. On March 26 2002, the Revolver was syndicated to include two additional former lenders.

4.       New Accounting Standards:

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

         Effective January 1, 2002, the Company adopted SFAS 141 and SFAS 142. Therefore, the Company has ceased to amortize goodwill in 2002. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill balances will be impaired under the new standards; however, no assurances can be given. The initial transition evaluation is required to be and will be completed by June 30, 2002 which is within the six month transition period allowed by the new standard upon adoption.

         The following table presents the Company's net income as reported in the Company's Unaudited Consolidated Financial Statements compared to that which would have been reported had the Company adopted SFAS 142 as of January 1, 2001.


                                              THREE MONTHS ENDED MARCH 31,
                                                  2001             2002
                                              ------------     -----------

Net income, as reported ..................     $     1,758     $     3,489
Amortization of goodwill, net of taxes ...              20              --
                                               -----------     -----------
Net income, as adjusted ..................     $     1,778     $     3,489
                                               ===========     ===========


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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 40. Additionally, certain dispositions may now qualify for discounted operations treatment. The provisions of SFAS 144 are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have any effect on the Company's financial statements.

5.       Capital Stock:

         During the three months ended March 31, 2002, the Company sold 75 shares at $2.65 per share for a total proceeds of $200 and repurchased 19 shares at $2.65 per share for a total cost of $50. The repurchased shares have been retired. In addition, during the three months ended March 31, 2002, the Company issued options to purchase 288 shares of its common stock to employees and directors with an exercise price of $2.65 per share.

6.       Commitments:

Vessel Construction

         At March 31, 2002, the Company was committed under a vessel construction contract with a shipyard affiliated with one of the Company's directors and its former Chairman of the Board and Chief Executive Officer to construct one offshore supply vessel. At that date, the remaining amount expected to be expended to complete construction with respect to such contract was approximately $2.3 million (See also Note 8.) At March 31, 2002, the Company was also committed under a vessel construction contract with another shipyard to construct two additional offshore supply vessels. At that date, the remaining amount expected to be expended to complete construction with respect to such contract was approximately $15.0 million.

         The Company is obligated under the terms of both contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction.

7.       Segment Information:

         The Company provides marine transportation services through two business segments. The Company operates newly constructed deepwater offshore supply vessels primarily in the Gulf of Mexico through its offshore supply vessel segment. The offshore supply vessels principally support offshore drilling and production operations in the deepwater regions of the Gulf of Mexico by transporting cargo to offshore drilling rigs and production facilities and providing support for specialty services. The tug and tank barge segment operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information for the three months ended March 31, 2001 and 2002 reconciled to consolidated totals and prepared on the same basis as the Company's consolidated financial statements.


                                        THREE MONTHS ENDED MARCH 31,
                                            2001             2002
                                        ------------     ------------
OPERATING REVENUE:
   Offshore supply vessels ........     $      6,308     $      9,776
   Tugs and tank barges ...........            4,108           12,967
                                        ------------     ------------
       Total ......................     $     10,416     $     22,743
                                        ============     ============
OPERATING EXPENSES:
   Offshore supply vessels ........     $      2,405     $      3,704
   Tugs and tank barges ...........            2,667            6,869
                                        ------------     ------------
       Total ......................     $      5,072     $     10,573
                                        ============     ============
OPERATING INCOME:
   Offshore supply vessels ........     $      3,136     $      5,020
   Tugs and tank barges ...........              863            4,302
                                        ------------     ------------
       Total ......................     $      3,999     $      9,322
                                        ============     ============
CAPITAL EXPENDITURES:
   Offshore supply vessels ........     $     11,905     $     10,999
   Tugs and tank barges ...........               --              702
   Corporate ......................               69               77
                                        ------------     ------------
       Total ......................     $     11,974     $     11,778
                                        ============     ============
DEPRECIATION AND AMORTIZATION:
   Offshore supply vessels ........     $        728     $      1,115
   Tugs and tank barges ...........              629            1,426
                                        ------------     ------------
       Total ......................     $      1,357     $      2,541
                                        ============     ============



                                          AS OF MARCH 31,
IDENTIFIABLE ASSETS:                    2001             2002
                                    ------------     ------------
   Offshore supply vessels ....     $     97,573     $    147,796
   Tugs and tank barges .......           27,998           69,494
   Corporate ..................           21,300           40,433
                                    ------------     ------------
       Total ..................     $    146,871     $    257,723
                                    ============     ============
LONG-LIVED ASSETS:
   Offshore supply vessels ....     $     89,351     $    138,161
   Tugs and tank barges .......           20,045           51,879
   Corporate ..................              388              367
                                    ------------     ------------
       Total ..................     $    109,784     $    190,407
                                    ============     ============

8.       Subsequent Event:

         In April 2002, the Company's Board of Directors approved a newbuild program for HOS to build eight deepwater offshore supply vessels. On May 1, 2002, HOS signed a definitive agreement with LEEVAC Industries, LLC for the construction of the first four vessels of this program, each of which will be 240' class vessels. The contract provides for the delivery of all four vessels during the second half of 2003. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million. The Company plans to fund these costs with current cash and projected cash flow from operations. The Company will also be able to draw upon the Revolver to fund the construction costs of these vessels if necessary, but does not expect to have to do so. HOS is currently seeking price bids from shipyards for the last four vessels of this newbuild program.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis should be read in conjunction with our consolidated financial statements and their notes included elsewhere in this Form 10-Q. In this Form 10-Q, "company," "we," "us" and "our" refer to HORNBECK-LEEVAC Marine Services, Inc. and its subsidiaries, except as otherwise indicated.

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

RESULTS OF OPERATIONS

         The table below sets forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These offshore supply vessels and tug and tank barges generate substantially all of our revenues and operating profit.



                                              THREE MONTHS ENDED MARCH 31,
                                             ------------------------------
                                                 2001              2002
                                             ------------      ------------
OFFSHORE SUPPLY VESSELS:
   Average number of vessels ...........              7.0               9.4
   Average utilization rate (1) ........             98.7%             95.9%
   Average dayrate (2) .................     $     10,147      $     12,012
TUGS AND TANK BARGES:
   Average  number of tank barges ......              7.0              16.0
   Average fleet capacity (barrels) ....          451,655         1,130,727
   Average barge size (barrels) ........           64,522            70,670
   Average utilization rate (1) ........             83.3%             86.9%
   Average dayrate (3) .................     $      7,824      $      9,500


(1) Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(2) Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the offshore supply vessels generated revenue.

(3) Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that constitutes a "pass-through" to the customer of the cost of in-chartering third party equipment.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues. Revenues were $22.7 million for the three months ended March 31, 2002, as compared to $10.4 million for the same period in 2001, an increase of $12.3 million or 118.3 percent. This increase in revenue is primarily the result of the significant increase in the size of our fleet since April 2001. Our operating fleet grew from eighteen vessels at the end of the first quarter 2001 to 39 vessels at the end of the first quarter 2002. The additional revenues generated by the 21 new vessels accounted for approximately $11.0 million of the $12.3 million increase in revenues in the first three months of 2002 compared to the same period last year. The balance of the increase in revenue of approximately $1.3 million was derived from our 18 vessels that were in service during each of the first three months of 2001 and 2002. Our offshore supply vessels operating in the first three months of both 2002 and 2001 earned higher average dayrates in the first three months of 2002 than in the same period of 2001. Average dayrates for such offshore supply vessels increased 17.0 percent due to increased exploration and production activity in the deepwater Gulf of Mexico. Our tugs and tank barges operating in the first three months of 2002 and 2001 had higher average utilization in the first three months of 2002 than in the same period of 2001. Average tank barge utilization for such vessels increased 12.0 percent due to a change in mix of vessels from contracts of affreightment to time charter, as well as fewer days out of service for drydock and repairs in the first three months of 2002 versus the same period of 2001.

         Revenues from our offshore supply vessel segment totaled $9.8 million for the three months ended March 31, 2002, as compared to $6.3 million for the same period in 2001, an increase of $3.5 million or 55.6 percent. The increase in segment revenue is primarily due to higher average dayrates and the addition of three deepwater offshore supply vessels since April 2001. Our utilization rate was 95.9 percent in the first three months of 2002 compared to 98.7 percent in the same period of 2001. The slight decrease in utilization is primarily due to two scheduled drydockings. Our offshore supply vessel average dayrate was $12,012 in the first three months of 2002 compared to $10,147 in the same period of 2001, an increase of $1,865 or 18.4 percent. The increase in average dayrates was due to a combination of continued high levels of deepwater drilling, construction and field development activity in the Gulf of Mexico and the addition to our fleet since the first three months of 2001 of the larger, newly constructed 240' class HOS Innovator on April 28, 2001, the 265' class BJ Blue Ray on November 6, 2001 and the 240' class HOS Dominator on February 28, 2002, which operated at higher dayrates than our 200' class offshore supply vessels.

         Revenues from our tug and tank barge segment totaled $13.0 million for the three months ended March 31, 2002 as compared to $4.1 million for the same period in 2001, an increase of $8.9 million or 217.1 percent. The segment revenue increase is primarily due to increased utilization and the revenues generated by nine tugs and nine tank barges acquired on May 31, 2001. The acquisition increased fleet capacity in barrels from 451,655 to 1,130,727. Revenues for the first three months of 2002 included $1.1 million that was attributable to the "pass-through" to the customer of the cost of in-chartering third party equipment. There were no such "pass-through" revenues in the first three months of 2001. Our utilization rate increased to 86.9 percent for the three months ended March 31, 2002 compared to 83.3 percent for the same period in 2001. The increase in utilization was primarily the result of a change from vessels operating under contracts of affreightment to time charters, as well as the vessels being out of service for repairs fewer days in the first three months of 2002 as compared to the same period in 2001. Our average dayrate increased to $9,500 for the first three months of 2002 compared to $7,824 for the same period of 2001. We believe the increase in dayrates since the first three months of last year is reflective of the early effects of the Oil Pollution Act of 1990.

         Operating Expense. Our operating expense, including depreciation and amortization, increased to $10.6 million for the three months ended March 31, 2002 as compared to $5.1 million in the same period in 2001, an increase of $5.5 million or 107.8 percent. The increase in operating expense resulted primarily from the addition of 21 vessels to the offshore supply vessel and tank barge fleets since the first three months of 2001.

         Operating expense for our offshore supply vessel segment increased to $3.7 million in the first three months of 2002 compared to $2.4 million in the same period of 2001, an increase of $1.3 million or 54.2 percent. This increase was primarily the result of the HOS Innovator and BJ Blue Ray being in service for all of the first three months of 2002 and the HOS Dominator being in service for a portion of the first three months of 2002, but not in service during the same period of 2001. Daily operating costs per vessel for the first three months of 2002 increased over the same period of 2001, primarily due to the higher costs of operating larger vessels, including increased manning requirements, in the first three months of 2002.

         Operating expense for our tug and tank barge segment was $6.9 million for the first three months of 2002 compared to $2.7 million for the same period of 2001, an increase of $4.2 million or 155.6 percent. The operating expense increase is primarily the result of the addition of nine tugs and nine tank barges on May 31, 2001. Operating expense for the first three months of 2002 included $1.1 million of the cost of in-chartering third party equipment that was "passed-through" to the customer. There were no such costs that were "passed-through" to the customer in the first three months of 2001. Daily operating costs per vessel, excluding "pass-through" operating expenses related to in-chartering of third party equipment, for the first three months of 2002 remained fairly consistent with the same period of 2001.

         General and Administrative Expense. Our general and administrative expense was $2.9 million for the first three months of 2002 as compared to $1.3 million for the same period of 2001, an increase of $1.6 million. This increase primarily resulted from increased overhead relating to the nine tugs and nine tank barges acquired on May 31, 2001 and new costs associated with compliance with our reporting obligations under the federal securities laws. As discussed in Note 4 to the Unaudited Consolidated Financial Statements contained herein, we adopted SFAS 142 effective January 1, 2002 and, accordingly, we have ceased amortizing goodwill. General and administrative expense for the first three months of 2001 included goodwill amortization of less than $0.1 million.

         Interest Expense. Interest expense was $3.9 million for the first three months of 2002 compared to $1.6 million in the same period of 2001, an increase of $2.3 million or 143.8 percent. The increase in interest expense resulted from the refinancing of all of our conventional floating rate debt through the issuance of senior notes in July 2001 with a higher fixed rate, and a higher average balance of debt outstanding in the 2002 period. This increase was offset by the capitalization of interest costs relating to new construction of approximately $1.0 million in the first three months of 2002 compared to $0.5 million in the same period of 2001. The increase in capitalized construction period interest is primarily due to a higher effective interest rate and a higher average balance of construction in progress outstanding associated with the construction of four offshore supply vessels during the first three months of 2002 compared to that of six vessels under construction during the same period of 2001.

         Interest Income. Interest income was $0.2 million for the first three months of 2002 compared to $0.4 million for the same period of 2001, a decrease of $0.2 million or 50.0 percent. This decrease in interest income resulted from substantially higher interest rates being earned during the 2001 period, even though cash balances invested during the 2002 period were significantly higher than the 2001 period, due to the excess proceeds of the senior notes offering being available for investment since the July 2001 offering.

         Income Tax Expense. Our effective tax rate for the first three months of each of 2002 and 2001 was 38.0 percent. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards, which were approximately $8.8 million as of December 31, 2001, and available through 2017 to offset future taxable income. In addition, we expect to generate additional federal tax benefits due to our use of accelerated tax depreciation with respect to new vessels. Our use of these net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current fleet, however, we expect to pay a lower than normal amount of federal income taxes over the next five years.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal needs for capital are to fund ongoing operations, capital expenditures for the construction of new vessels, acquisitions and debt service. We have historically financed our capital needs with cash flow from operations, issuances of equity and borrowings under our credit facilities.

         Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2002 compared to $4.4 million for the three months ended March 31, 2001. Changes in cash flow from operating activities are principally the result of higher income from operations after considering increases in depreciation and amortization due to the significant expansion of our vessel fleet, offset by changes in our net working capital, including a $5.1 million decrease in accrued interest expense related to our senior notes.

         Net cash used in investing activities was $11.8 million for the three months ended March 31, 2002 compared to $12.0 million for the three months ended March 31, 2001. Net cash used in investing activities was primarily the result of new vessel construction. Also included in these cash amounts are drydocking expenditures of $0.5 million in the three months ended March 31, 2002 related to recertification of vessels acquired on May 31, 2001.

         Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2002 relating to the net issuance of additional common equity, compared to net cash used in financing activities during the three months ended March 31, 2001 of $2.8 million, which was primarily the result of repayments under our former credit facilities.

         On December 31, 2001, two of our subsidiaries, Hornbeck Offshore Services, LLC and LEEVAC Marine, LLC, entered into a new three-year senior secured revolving line of credit (the "Revolver") for $50.0 million. Pursuant to the terms of the Revolver, our borrowings under this facility will initially be limited to $25.0 million unless we have obtained the lender's concurrence to borrow in excess of $25.0 million and are in compliance with the terms of the indenture governing our senior notes with respect to the incurrence of additional indebtedness. Borrowings under the Revolver accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0% to 1%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 3.0%. We are also required to pay a commitment fee on available but unused amounts ranging from 0.25% to 0.375%. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the agreement governing the Revolver. We can use the amounts we draw under the Revolver for working capital purposes, acquisitions and vessel construction. The Revolver is collateralized by four of our offshore supply vessels and four of our ocean-going tugs with an aggregate orderly liquidation value of approximately $75.0 million. We have guaranteed the obligations of Hornbeck Offshore Services, LLC and LEEVAC Marine, LLC under the Revolver. To date, we have made no drawings under the Revolver. On March 26, 2002, the Revolver was syndicated to include two additional former lenders.

         On July 24, 2001, we issued $175.0 million in principal of 10 5/8% Series A senior notes due 2008. We realized net proceeds of $165.0 million, a substantial portion of which was used to repay and extinguish our outstanding indebtedness under our then existing credit facilities, which were terminated. On January 18, 2002, all of the Series A senior notes were exchanged for a like principal amount of our 10 5/8% Series B senior notes due 2008, which are identical in all material respects to the form and terms of the Series A senior notes, except that the offering of the Series B senior notes was registered under the Securities Act of 1933. We did not receive any proceeds from the exchange offer. At March 31, 2002, we had outstanding debt of $172.1 million, net of original issue discount, under the senior notes.

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

         During the three months ended March 31, 2002, we expended approximately $9.9 million for new vessel construction. As of March 31, 2002, we had cash of approximately $42.5 million and working capital of approximately $45.0 million. As of March 31, 2002, we were committed under vessel construction contracts to complete construction of three offshore supply vessels. As of March 31, 2002, the amount expected to be expended to complete construction of these vessels was approximately $17.3 million, which becomes due at various dates through 2002. In addition, we expect to expend approximately $8.0 million during 2002 for drydocking expenses related to recertification of all vessels and other maintenance capital expenditures. During the three months ended March 31, 2002, we expended approximately $0.9 million for drydocking-related expenses for all vessels, of which $0.4 million was accounted for as deferred charges and $0.5 million was accounted for as an addition to property, plant and equipment relating to costs incurred for the recertification of acquired vessels that are drydocked within the first twelve months immediately following the acquisition of such vessels. Under our accounting policy, we generally capitalize drydocking expenditures related to vessel recertification to deferred charges and amortize the amount over 30 or 60 months. During the three months ended March 31, 2002, we also expended approximately $0.4 million for miscellaneous other additions to property, plant and equipment.

         On May 1, 2002, one of our subsidiaries, Hornbeck Offshore Services, LLC, signed a definitive agreement with LEEVAC Industries, LLC for the construction of the first four vessels of our newbuild program discussed in Item 5 of Part II below. Aggregate costs for the construction of those vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, which becomes due at various dates through 2003. We plan to fund these costs with current cash and projected free cash flow from operations. We will also be able to draw upon the Revolver to fund the construction costs of these vessels if necessary, but do not expect to have to do so.

         Christian G. Vaccari, who served as our Chairman of the Board and Chief Executive Officer until February 2002 and who is one of our current directors, is a member of LEEVAC Industries, LLC. In connection with our contract with LEEVAC Industries relating to the construction of the first four vessels of our newbuild program, we received a favorable fairness opinion from an independent appraiser with respect to the terms of the transaction.

         We believe that cash on hand and cash generated from operations will provide sufficient funds for the construction of the first four vessels of our newbuild program discussed above, debt service and working capital requirements. Our strategy, however, includes expanding our fleet through the construction or acquisition of additional offshore supply vessels, tugs and tank barges as needed to take advantage of the strong demand for such vessels. Depending on the market demand for offshore supply vessels, tugs and tank barges and consolidation opportunities that may arise, we may require additional debt or equity financing, including with respect to the last four vessels of our newbuild program.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         During the three months ended March 31, 2002, we made payments under existing vessel construction contracts of approximately $9.9 million. As discussed above, subsequent to March 31, 2002, we entered into a contract for the construction of four additional offshore supply vessels. Total construction costs for the four vessels, prior to allocation of construction period interest, are expected to be approximately $53.0 million. We expect to incur approximately $22.0 million of these costs during the remainder of 2002 and the balance of approximately $31.0 million during 2003. The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, but are not expected to change materially in the aggregate. There were no other significant changes to our contractual obligations and commercial commitments as reported in the our Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

         This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our Unaudited Consolidated Financial Statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. The Company's significant accounting policies are discussed in Note 2 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant changes to the Company's critical accounting policies as reported in the Company's Form 10-K for the year ended December 31, 2001 during the three months ended March 31, 2002.

         Effective January 1, 2002, the Company adopted SFAS 142 and accordingly, has ceased to amortize goodwill in 2002. (Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion of the Company's adoption of SFAS 142.)

INFLATION

         To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

FORWARD LOOKING STATEMENTS

         We make forward-looking statements in this Form 10-Q, including certain information set forth in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations. We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should" or "will" or the negative of these words or other comparable words. When you consider our forward-looking statements, you should keep in mind the cautionary statements we make in this Form 10-Q.

         Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

               o changes in international economic and political conditions, and in particular in oil and gas prices;

               o    our ability to manage costs effectively;

               o our ability to finance our operations and construct new vessels on acceptable terms;

               o our ability to complete vessels under construction without significant delays or cost overruns;

               o    the effects of competition;

               o    our ability to integrate acquisitions successfully;

               o    our ability to charter our vessels on acceptable terms;

               o our ability to access the debt and equity markets to fund our capital requirements, which may depend on general market conditions and our financial condition at the time; and

               o    our success at managing these risks.

         Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Actual events or results may differ materially from those described in any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Form 10-Q may not occur.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

         We are subject to interest rate risk on its long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The $175.0 million senior notes accrue interest at the rate of 10 5/8% per annum and mature on August 1, 2008. There are no scheduled principal payments under the notes prior to the maturity date.

         Our operations are conducted between U.S. ports, including along the coast of Puerto Rico, and therefore we are not presently exposed to foreign currency fluctuation. However, if we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation.



                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In March 2002, we issued 75,472 shares of our common stock at a price of $2.65 per share to Bernie W. Stewart, one of our directors, under the terms of his Advisory Agreement. These shares were not registered under the Securities Act of 1933 in reliance upon Section 4(2) of the Act exempting transactions by an issuer not involving a public offering. The amount of consideration we received for the issuance of these shares was $0.2 million, which is available for general corporate purposes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

RECENT DEVELOPMENTS

Announcement of New Eight-Vessel Newbuild Program

         In April 2002, our Board of Directors approved a newbuild program for its wholly-owned subsidiary, Hornbeck Offshore Services, LLC ("HOS"), to build eight deepwater offshore supply vessels. On May 1, 2002, HOS signed a definitive agreement with LEEVAC Industries, LLC for the construction of the first four vessels of this program, each of which will be a 240' class vessel. The contract provides for the delivery of all four vessels during the second half of 2003. Aggregate construction costs for the four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million. We plan to fund these costs with current cash and projected free cash flow from operations. We will also be able to draw upon the Revolver to fund the construction costs of these vessels if necessary, but do not expect to have to do so. HOS is currently seeking price bids from shipyards for the last four vessels of this newbuild program.

Signing of Customer Contract for HOS Brimstone

         In May, 2002, we signed a contract with a large international oil and gas exploration and production company for the 265' class HOS Brimstone, which is currently scheduled for delivery in early June 2002. Upon delivery, the vessel will immediately commence service under a one-year time charter, with two one-year renewal options. Two of our other offshore supply vessels have been supporting this customer's deepwater exploratory drilling activities in the Gulf of Mexico since April 2000.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

(a)      Exhibits:



     EXHIBIT
     NUMBER                                  DESCRIPTION
     ------                                  -----------

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

      4.1           Indenture dated as of July 24, 2001 between Wells Fargo Bank
                    Minnesota, National Association (as Trustee) and the
                    Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 dated September
                    21, 2001, Registration No. 333-69826).

      4.2 Supplemental Indenture dated as of December 17, 2001, between Wells Fargo Bank Minnesota, National Association (as
                    Trustee), the Company, Hornbeck Offshore Services, LLC,
                    (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC
                    Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine
                    Operators, Inc.), LEEVAC Marine, LLC and Energy Services
                    Puerto Rico, LLC, with Notation of Subsidiary Guarantee by
                    Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore
                    Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC,
                    (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC
                    Marine, LLC and Energy Services Puerto Rico, LLC attached
                    (incorporated by reference to Exhibit 4.1.1 to Amendment No.
                    2 to the Company's Registration Statement on Form S-4 dated
                    December 19, 2001, Registration No. 333-69826).

      4.3 Specimen 10-5/8% Series B Note due 2008 (incorporated by reference to Exhibit 4.4 to the Company's Registration
                    Statement on Form S-4 dated September 21, 2001, Registration
                    No. 333-69826).

      *10.1 Advisory Agreement dated effective February 27, 2002 by and between Bernie W. Stewart and the Company.

*  Filed herewith.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORNBECK-LEEVAC Marine Services, Inc.


Date: May 15, 2002                        By: /s/ JAMES O. HARP, JR.
                                              ----------------------------------
                                              Vice President and Chief Financial
                                                Officer

                                 EXHIBIT INDEX



     EXHIBIT
     NUMBER                                  DESCRIPTION
     ------                                  -----------

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

      4.1           Indenture dated as of July 24, 2001 between Wells Fargo Bank
                    Minnesota, National Association (as Trustee) and the
                    Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 dated September
                    21, 2001, Registration No. 333-69826).

      4.2 Supplemental Indenture dated as of December 17, 2001, between Wells Fargo Bank Minnesota, National Association (as
                    Trustee), the Company, Hornbeck Offshore Services, LLC,
                    (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC
                    Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine
                    Operators, Inc.), LEEVAC Marine, LLC and Energy Services
                    Puerto Rico, LLC, with Notation of Subsidiary Guarantee by
                    Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore
                    Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC,
                    (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC
                    Marine, LLC and Energy Services Puerto Rico, LLC attached
                    (incorporated by reference to Exhibit 4.1.1 to Amendment No.
                    2 to the Company's Registration Statement on Form S-4 dated
                    December 19, 2001, Registration No. 333-69826).

      4.3 Specimen 10-5/8% Series B Note due 2008 (incorporated by reference to Exhibit 4.4 to the Company's Registration
                    Statement on Form S-4 dated September 21, 2001, Registration
                    No. 333-69826).

      *10.1 Advisory Agreement dated effective February 27, 2002 by and between Bernie W. Stewart and the Company.


* Filed herewith.