Form 10-Q
period 2002-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2002-08-14
CIK 1131227

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-69826

                        HORNBECK OFFSHORE SERVICES, INC.
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The total number of shares of common stock, par value $.01 per share, outstanding as of August 14, 2002 was 30,301,036.

================================================================================

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..........................................................................................1
         Item 1 - Financial Statements..................................................................................1
         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.................8
                  General  .............................................................................................8
                  Critical Accounting Policies..........................................................................9
                  Results of Operations.................................................................................9
                  Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001........................10
                  Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001............................12
                  Liquidity and Capital Resources......................................................................13
                  Contractual Obligations and Commercial Commitments...................................................15
                  Inflation............................................................................................15
                  Forward Looking Statements...........................................................................15
         Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........................................16

PART II - OTHER INFORMATION............................................................................................17
         Item 1 - Legal Proceedings....................................................................................17
         Item 2 - Changes in Securities and Use of Proceeds............................................................17
         Item 3 - Defaults Upon Senior Securities......................................................................17
         Item 4 - Submission of Matters to a Vote of Security Holders..................................................17
         Item 5 - Other Information....................................................................................18
                  Recent Developments..................................................................................18
         Item 6 - Exhibits and Reports on 8-K..........................................................................20

SIGNATURES ............................................................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                   JUNE 30,     DECEMBER 31,
                                                                     2002           2001
                                                                  ---------     ------------
                                                                 (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents ..............................        $  36,821        $  53,203
  Accounts receivable, net of allowance for doubtful
accounts of $455 and $133, respectively ..................            9,429           10,690
  Prepaid insurance ......................................              909            1,047
  Other current assets ...................................              878              665
                                                                  ---------        ---------
      Total current assets ...............................           48,037           65,605
Property, plant and equipment, net .......................          207,708          180,781
Goodwill, net of accumulated amortization of $621 for
June 30, 2002 and December 31, 2001 ......................            2,628            2,628
Deferred charges, net ....................................           10,153            9,803
                                                                  ---------        ---------
      Total assets .......................................        $ 268,526        $ 258,817
                                                                  =========        =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................        $   6,639        $   5,624
  Notes payable, current .................................                2              437
  Accrued interest .......................................            7,772            8,161
  Other accrued liabilities ..............................            1,712            2,867
                                                                  ---------        ---------
      Total current liabilities ..........................           16,125           17,089
Long-term debt, net of original issue discount of $2,805
and $3,024, respectively .................................          172,249          171,976
Deferred taxes, net ......................................           13,385            9,570
Other long-term liabilities ..............................              210              316
                                                                  ---------        ---------
      Total liabilities ..................................          201,969          198,951
Preferred stock: $0.01 par value; 5,000 shares authorized,
no shares issued and outstanding .........................               --               --
Common stock: $0.01 par value; 100,000 shares authorized
30,301 and 30,135 shares issued and outstanding,
respectively .............................................              303              301
Additional paid-in-capital ...............................           60,878           60,519
Retained (deficit) earnings ..............................            5,376             (954)
                                                                  ---------        ---------
      Total stockholders' equity .........................           66,557           59,866
                                                                  ---------        ---------
      Total liabilities and stockholders' equity .........        $ 268,526        $ 258,817
                                                                  =========        =========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------    -------------------------
                                                                         2002           2001           2002           2001
                                                                       --------       --------       --------       --------
                                                                             (UNAUDITED)                   (UNAUDITED)
Revenue .........................................................      $ 21,315       $ 15,278       $ 44,058       $ 25,694
Costs and expenses:
   Operating expenses ...........................................        10,875          6,445         21,448         11,517
General and administrative expenses .............................         2,205          2,395          5,053          3,740
                                                                       --------       --------       --------       --------
                                                                         13,080          8,840         26,501         15,257
                                                                       --------       --------       --------       --------
Operating income ................................................         8,235          6,438         17,557         10,437
Other income (expense):
   Interest expense .............................................        (3,855)        (1,661)        (7,796)        (3,222)
   Interest income ..............................................           202            258            448            657
                                                                       --------       --------       --------       --------
Income before income taxes ......................................         4,582          5,035         10,209          7,872
Income tax expense ..............................................        (1,741)        (1,913)        (3,879)        (2,992)
                                                                       --------       --------       --------       --------
Net income ......................................................      $  2,841       $  3,122       $  6,330       $  4,880
                                                                       ========       ========       ========       ========
Pro forma information (Note 3):
Net income, reported above ......................................           N/A       $  3,122            N/A       $  4,880
   Pro forma additional interest expense ........................           N/A             --            N/A             --
                                                                                      --------                      --------
Pro forma net income ............................................           N/A       $  3,122            N/A       $  4,880
                                                                                      ========                      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                  2002             2001
                                                                                --------         --------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................        $  6,330         $  4,880
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation ......................................................           4,551            2,474
     Amortization of goodwill and deferred drydocking costs ............             805              501
     Provision for bad debt ............................................             322                5
     Deferred income taxes .............................................           3,815            2,955
     Amortization of deferred financing costs ..........................             764              343
   Changes in operating assets and liabilities:
     Accounts receivable ...............................................             941           (3,035)
     Prepaid expenses ..................................................             138             (567)
     Deferred charges and other assets .................................          (1,759)            (477)
     Accounts payable ..................................................           1,015            2,753
     Accrued liabilities, accrued interest and other liabilities .......          (1,650)             (40)
                                                                                --------         --------
   Net cash provided by operating activities ...........................          15,272            9,792
                                                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................         (31,478)         (28,865)
   Acquisition of tugs and tank barges from Spentonbush/Red Star Group .              --          (28,030)
                                                                                --------         --------
   Net cash used in investing activities ...............................         (31,478)         (56,895)
                                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under debt agreements ......................              54           41,213
   Payments on borrowings under debt agreements ........................            (434)          (4,831)
   Repurchase of common stock ..........................................             (50)              --
   Deferred financing costs ............................................            (159)            (241)
   Proceeds from common stock issued ...................................             413               --
                                                                                --------         --------
   Net cash provided by (used in) financing activities .................            (176)          36,141
                                                                                --------         --------
   Net decrease in cash and cash equivalents ...........................         (16,382)         (10,962)
   Cash and cash equivalents at beginning of period ....................          53,203           32,988
                                                                                --------         --------
   Cash and cash equivalents at end of period ..........................        $ 36,821         $ 22,026
                                                                                ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
   Interest paid .......................................................        $  9,658         $  4,415
                                                                                ========         ========
   Income taxes paid ...................................................        $     --         $     --
                                                                                ========         ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (DOLLARS AND SHARES IN THOUSANDS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements do not include certain information and note disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Hornbeck Offshore Services, Inc. (formerly known as HORNBECK-LEEVAC Marine Services, Inc.) and subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The interim financial statements and notes are presented as permitted by instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain amounts reported in prior periods have been reclassified to conform to the 2002 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle. The initial transition evaluation was completed by June 30, 2002, which is within the six month transition period allowed by the new standard. The Company's goodwill balances were determined not to be impaired. Goodwill amortization for each of the years ended December 31, 2001, 2000 and 1999 was $126. The following table presents the Company's net income as reported in the unaudited consolidated financial statements compared to that which would have been reported had the Company adopted SFAS 142 as of January 1, 2001.


                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------
                                              2002          2001
                                             ------        ------
         Net income, as reported........     $6,330        $4,880
         Amortization of goodwill.......         --            63
                                             ------        ------
         Net income, as adjusted........     $6,330        $4,943
                                             ======        ======


     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board (APB) Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. The Company has elected not to adopt this statement early.

3.   LONG-TERM DEBT

     On July 24, 2001, the Company issued $175,000 in principal amount of 10 5/8% Senior Notes (Senior Notes) and realized net proceeds of approximately $165,000, a substantial portion of which was used to repay and fully extinguish the then existing credit facilities. The Senior Notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8 percent on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. The effective interest rate on the Senior Notes is 11.18 percent. No principal payments are due until maturity. The Senior Notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Senior Notes are guaranteed by the Company's subsidiaries. The Company may, at its option, redeem all or part of the Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Indenture. The Company is permitted under the terms of the Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Indenture are satisfied by the Company. As of June 30, 2002, the Company was permitted to incur a minimum of $25.0 million of additional indebtedness.

     The Company has a $50,000 senior secured revolving line of credit (the Revolver) that was effective December 31, 2001. The Company's borrowings under this facility will initially be limited to $25,000 unless the Company has obtained the lender's concurrence to borrow in excess of $25,000. The indenture governing the Senior Notes requires the Company to meet a specified consolidated interest coverage ratio test. The level of permitted borrowings under this facility initially will be limited to $25,000 plus 15 percent of the increase in the Company's consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition. Unused commitment fees are payable quarterly at the annual rate of three-eighths of one percent on the revolving line of credit that expires December 31, 2004, under which it may draw to meet short-term liquidity requirements or for other purposes. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At June 30, 2002, there were no borrowings under the line.

     The Company issued detachable warrants to purchase 11,905 shares of common stock in connection with a previously maintained credit facility. The warrants were assigned an estimated market value of $500 at issuance. The warrants for the purchase of 10,500 shares of common stock were exercisable with an exercise price of $1.68 per share. The remaining warrants became exercisable only upon the occurrence of an event of default under the credit facility, the Company filing for bankruptcy or if the indebtedness under the credit facility was not discharged in full by June 5, 2003. All of the warrants issued in connection with establishment of the credit facility provided the holders with a put option whereby the holders had the right, if the Company's stock was not publicly traded by June 5, 2003 to require the Company to repurchase the warrants at their fair market value. According to EITF Issue 88-9, Accounting for Put Warrants, issued by the Emerging Issues Task Force and supplemented by EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock, a company whose stock is not publicly traded may elect to account for warrants that contain put options either as a liability or as equity. As previously discussed, the Company assigned a market value of $500 to the warrants at issuance based on the relative fair value of the Facility C debt and the warrants. The $500 was allocated to equity and the Company has been amortizing, through retained earnings, the fair market value of the warrants through June 5, 2003, the first date on which the put could have been exercised. The warrants were revalued each period-end with changes in value accounted for prospectively. Had the Company elected to account for the warrants as a liability rather than as equity, the warrants would have been adjusted to their fair value at each period-end with the fair value adjustment reported as a noncash adjustment to interest expense. The Company has included this pro forma information in its consolidated statements of operations. In the event of a completed and effective initial public offering of the Company's stock, the Company's operating results would be required to reflect the additional interest expense for each applicable period. The Company repurchased and terminated all of the warrants for $14,500 in October 2001. The repurchase of the warrants was funded by a private placement of the Company's common stock for gross proceeds of $14,600. The remaining funds were used for payment of expenses incurred in the offering.

     Interest expense excludes capitalized interest of $1.2 million in the second quarter of 2002, $0.8 million in the second quarter of 2001, $2.2 million in the first six months of 2002 and $1.0 million in the first six months of 2001.

4.       COMMITMENTS

         In April 2002, the Company's Board of Directors approved the third newbuild program for the Company to build eight deepwater offshore supply vessels. On May 1, 2002 following a competitive bidding process, a definitive agreement was signed with LEEVAC Industries, LLC for the construction of the first four vessels of this program, each of which will be a 240' ED-class vessel. LEEVAC Industries, LLC is affiliated with one of the Company's directors who was also the former Chairman of the Board and Chief Executive Officer. The contract provides for the delivery of all four vessels during 2003. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million. Construction bids from shipyards for the last four vessels of this new build program are currently being evaluated.

     At June 30, 2002, the Company was also committed under a vessel construction contract with another shipyard for the ongoing construction of two 265' class offshore supply vessels. At that date, the remaining amount expected to be expended to complete construction under this contract was approximately $6 million to $7 million. We are currently in negotiations with the shipyard regarding contractual liquidated damages relating to construction delays and with respect to certain change orders.

     The Company is obligated under the terms of both contracts to remit funds to the shipyards based on vessel construction milestones, the timing of which are subject to change during vessel construction.

5.       SEGMENT INFORMATION

     The Company provides marine transportation services through two business segments. The Company operates newly constructed deepwater offshore supply vessels primarily in the Gulf of Mexico through its offshore supply vessel segment. The offshore supply vessels principally support offshore drilling and production operations in the deepwater regions of the Gulf of Mexico by transporting cargo to offshore drilling rigs and production facilities and providing support for specialty services. The tug and tank barge segment operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information prepared on the same basis as the Company's consolidated financial statements.

                                                  THREE MONTHS              SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                             --------------------      --------------------
                                              2002         2001         2002         2001
                                             -------      -------      -------      -------
OPERATING REVENUE:
   Offshore supply vessels ............      $10,317      $ 8,214      $20,093      $14,522
   Tugs and tank barges ...............       10,998        7,064       23,965       11,172
                                             -------      -------      -------      -------
       Total ..........................      $21,315      $15,278      $44,058      $25,694
                                             =======      =======      =======      =======
OPERATING EXPENSES:
   Offshore supply vessels ............      $ 4,526      $ 2,756      $ 8,230      $ 5,161
   Tugs and tank barges ...............        6,349        3,689       13,218        6,356
                                             -------      -------      -------      -------
       Total ..........................      $10,875      $ 6,445      $21,448      $11,517
                                             =======      =======      =======      =======
OPERATING INCOME:
   Offshore supply vessels ............      $ 4,946      $ 4,370      $ 9,966      $ 7,506
   Tugs and tank barges ...............        3,289        2,068        7,591        2,931
                                             -------      -------      -------      -------
       Total ..........................      $ 8,235      $ 6,438      $17,557      $10,437
                                             =======      =======      =======      =======
CAPITAL EXPENDITURES:
   Offshore supply vessels ............      $17,568      $16,418      $28,567      $28,323
   Tugs and tank barges ...............        1,977       28,503        2,679       28,503
   Corporate ..........................          156           --          232           69
                                             -------      -------      -------      -------
       Total ..........................      $19,701      $44,921      $31,478      $56,895
                                             =======      =======      =======      =======
DEPRECIATION AND AMORTIZATION:
   Offshore supply vessels ............      $ 1,361      $   877      $ 2,477      $ 1,605
   Tugs and tank barges ...............        1,453          742        2,879        1,370
                                             -------      -------      -------      -------
       Total ..........................      $ 2,814      $ 1,619      $ 5,356      $ 2,975
                                             =======      =======      =======      =======

                                                                       AS OF JUNE 30,
                                                                    2002          2001
                                                                  --------      --------
IDENTIFIABLE ASSETS: .......................................
   Offshore supply vessels..................................      $186,576      $116,638
   Tugs and tank barges ....................................        72,428        60,620
   Corporate ...............................................         9,476        16,712
                                                                  --------      --------
       Total ...............................................      $268,480      $193,970
                                                                  ========      ========
LONG-LIVED ASSETS:
   Offshore supply vessels .................................      $154,465      $104,959
   Tugs and tank barges ....................................        52,760        48,038
   Corporate ...............................................           483           359
                                                                  --------      --------
       Total ...............................................      $207,708      $153,356
                                                                  ========      ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2001. In this Form 10-Q, "company," "we," "us" and "our" refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

GENERAL

     We own and operate deepwater offshore supply vessels (OSVs) in the Gulf of Mexico and ocean-going tugs and tank barges in the northeastern United States, primarily New York Harbor, and in Puerto Rico. We charter our OSVs on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, pursuant to either fixed time charters or spot market charters. A fixed time charter is a contract with a term of at least one year in which the charterer obtains the right to direct the movements and utilization of the vessel in exchange for payment of a specified dayrate, generally paid monthly, but the vessel owner retains operational control over the vessel. Typically, the owner fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Spot market charters in the OSV industry are generally time charter contracts with either relatively short, indefinite terms or fixed terms of less than one year. Generally, the vessel owner absorbs crew, insurance and repair and maintenance costs in connection with operation of OSVs pursuant to spot market charters and customers absorb other direct operating costs.

     All of our OSVs are currently operating under time charters, including six that are chartered under contracts with expiration dates ranging from April 2003 through November 2006. Our long-term contracts for our OSVs are consistent with those used in the industry and are either fixed for a term of months or years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

     While OSVs service existing oil and gas production platforms as well as exploration and development activities, incremental OSV demand depends primarily upon the level of drilling activity, which can be influenced by a number of factors, including oil and natural gas prices and drilling budgets of exploration and production companies. As a result, utilization and dayrates have historically been tied to oil and natural gas prices and drilling activity, although the greater investment of time and expense associated with deepwater production and the consequent long-term nature of deepwater OSV contracts have diminished the significance of this relationship.

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

     Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Because most of these expenses remain payable regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization.

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

CRITICAL ACCOUNTING POLICIES

     This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant changes to our critical accounting policies as reported in our Form 10-K for the year ended December 31, 2001 during the six months ended June 30, 2002, except as discussed below.

     Effective January 1, 2002, we adopted SFAS 142 and accordingly, have ceased to amortize goodwill in 2002. In April 2002, the FASB issued SFAS 145, which requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of APB Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002, with earlier application permitted. We have elected not to adopt SFAS 145 early. (Refer to Note 2 in the Notes to our unaudited consolidated financial statements in this Form 10-Q for further discussion of these recent accounting pronouncements.)

RESULTS OF OPERATIONS

     The table below sets forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These offshore supply vessels and tug and tank barges generate substantially all of our revenues and operating profit.


                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                            ---------------------------      ---------------------------
                                               2002              2001           2002              2001
                                            ----------         --------      ----------         --------
OFFSHORE SUPPLY VESSELS:
   Average number of vessels............          10.2              7.7             9.8              7.4
   Average utilization rate (1).........         95.9%            99.0%           95.9%            98.8%
   Average dayrate (2)..................    $   11,597         $ 11,848      $   11,795         $ 11,044
TUGS AND TANK BARGES:
   Average number of tank barges........          16.0             10.0            16.0              8.5
   Average fleet capacity (barrels).....     1,130,727          678,012       1,130,727          564,834
   Average barge capacity (barrels).....        70,670           66,572          70,670           65,547
   Average utilization rate (1).........         73.9%            84.4%           80.4%            84.0%
   Average dayrate (3)..................    $    9,511         $  9,095      $    9,505         $  8,578


(1) Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(2) Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the offshore supply vessels generated revenue.

(3) Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third party equipment paid by customers.


  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Revenues. Revenues were $21.3 million for the three months ended June 30, 2002, as compared to $15.3 million for the same period in 2001, an increase of $6.0 million or 39.2 percent. This increase in revenue is primarily the result of the increase in the size of our fleet since April 2001. Our operating fleet grew from 18 vessels at the end of the first quarter 2001 to 40 vessels at the end of the second quarter 2002. The additional revenues generated by the 22 new vessels accounted for a $7.4 million increase in revenue which was offset by a $1.4 million decrease in revenues from our 18 vessels that were in service during each of the quarters ended June 30, 2002 and 2001.

     Revenues from our offshore supply vessel segment totaled $10.3 million for the three months ended June 30, 2002, compared to $8.2 million for the same period in 2001, an increase of $2.1 million or 25.6 percent. The increase in segment revenue is primarily due to the addition of four deepwater offshore supply vessels since April 2001. Our utilization rate was 95.9 percent for the three months ended June 30, 2002, which was slightly lower than the 99.0 percent we achieved in the same period of 2001. Our offshore supply vessel average dayrate remained relatively constant at $11,597 in the second quarter of 2002 compared to $11,848 in the same period of 2001, a decrease of $251 or 2.1 percent. Utilization and dayrates were down slightly from the prior year quarter due to a combination of lower spot rates in the second quarter 2002 versus the year-ago quarter, and more 200' class vessels operating under long term time charter agreements in the second quarter 2001 compared to the second quarter 2002. Spot market contracts are more susceptible to fluctuations in utilization and day rates, particularly in soft market conditions, which we are currently experiencing.

     Revenues from our tug and tank barge segment totaled $11.0 million for the three months ended June 30, 2002 compared to $7.1 million for the same period in 2001, an increase of $3.9 million or 54.9 percent. The segment revenue increase is primarily due to increased average barge size and the revenues generated by nine tugs and nine tank barges acquired on May 31, 2001. The acquisition increased average fleet capacity in barrels from 678,012 to 1,130,727. Revenues for the three months ended June 30, 2002 included $0.9 million that was equal to the cost of in-chartering third party equipment paid by customers compared to $0.2 million in the prior year quarter. Our utilization rate decreased to 73.9 percent for the three months ended June 30, 2002 compared to 84.4 percent for the same period in 2001. The decrease in utilization was primarily the result of a change in contract mix from time charters to contracts of affreightment, greater drydocking and repair activities, and the continued adverse impact of the warm winter season and weak economic conditions experienced in the northeastern United States since the second quarter 2001. Our average dayrate increased to $9,511 for the three months ended June 30, 2002 compared to $9,095 for the same period of 2001. The $416 increase in dayrates since the second quarter of last year was driven primarily by long term contracts executed during the third quarter of 2001 at higher than average dayrates due to favorable market conditions existing at that time. .We expect continued downward pressure on our tank barge utilization, and on our dayrates, until the current high levels of fuel inventories are consumed and normal seasonal patterns resume.

     Operating Expense. Our operating expense, including depreciation and amortization, increased to $10.9 million for the quarter ended June 30, 2002 as compared to $6.4 million in the same period in 2001, an increase of $4.5 million or 70.3 percent. The increase in operating expense resulted primarily from the addition of 22 vessels to the offshore supply vessel and tank barge fleets since April 2001.

     Operating expense for our offshore supply vessel segment increased to $4.5 million in the second quarter of 2002 compared to $2.8 million in the same period of 2001, an increase of $1.7 million or 60.7 percent. This increase was primarily the result of the HOS Innovator, BJ Blue Ray, hos Dominator and HOS Brimstone being in service for substantially more days during the second quarter of 2002 compared to the second quarter of 2001. Daily operating costs per vessel for the second quarter of 2002 increased over the same period of 2001, primarily due to the higher costs of operating larger vessels, including increased manning requirements.

     Operating expense for our tug and tank barge segment was $6.3 million for the three months ended June 30, 2002 compared to $3.7 million for the same period of 2001, an increase of $2.6 million or 70.3 percent. The operating expense increase is primarily the result of the addition of nine tugs and nine tank barges on May 31, 2001. Operating expense for the second quarter of 2002 included $0.8 million of the cost of in-chartering third party equipment paid by customers compared to $0.1 million in the year ago quarter. Daily operating costs per vessel, excluding in-chartering expenses, for the second quarter of 2002 remained fairly consistent with the same period of 2001.

     General and Administrative Expense. Second-quarter 2002 general and administrative expenses of $2.2 million remained fairly constant with the $2.4 million reported in the 2001 quarter. We expect these costs to increase for the remainder of 2002 to accommodate our continued growth and increased reporting obligations under federal securities laws.

     Interest Expense. Interest expense was $3.9 million for the second quarter of 2002 compared to $1.7 million in the same period of 2001, an increase of $2.2 million or 129.4 percent. The increase in interest expense resulted from the refinancing of our conventional floating rate debt through the issuance of Senior Notes in July 2001 with a higher fixed rate, and a higher average balance of debt outstanding in the 2002 period. This increase was offset in part by the capitalization of interest costs relating to new construction of approximately $1.2 million in the second quarter of 2002 compared to $0.8 million in the same period of 2001. The increase in capitalized construction period interest is primarily due to a higher effective interest rate and average balance of construction in progress outstanding associated with the construction of seven offshore supply vessels during the second quarter of 2002 compared to that of five vessels under construction during the same period of 2001.

     Interest Income. Interest income was $0.2 million for the second quarter of 2002 was relatively constant compared to $0.3 for the same period of 2001.

     Income Tax Expense. Our effective tax rate for the three months ended June 30, 2002 and 2001 was 38.0 percent. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards, which were approximately $8.8 million as of December 31, 2001, and available through 2017 to offset future taxable income. Our income tax rate is higher than the federal statutory rate due primarily to expected state tax liabilities and items not deductible for federal income tax purposes.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Revenues. Revenues were $44.1 million for the six months ended June 30, 2002, compared to $25.7 million for the same period in 2001, an increase of $18.4 million or 71.6 percent. This increase in revenue is primarily the result of the increase in the size of our fleet since April 2001. Our operating fleet grew from 18 vessels at the end of the fourth quarter 2000 to 40 vessels at the end of the second quarter 2002. The additional revenues generated by the 22 new vessels accounted for a $18.5 million increase in revenue which was offset by a $0.1 million decrease in revenues from our 18 vessels that were in service during each of the six months ended June 30, 2002 and 2001.

     Revenues from our offshore supply vessel segment increased to $20.1 million in the first six months of 2002 compared to $14.5 million in the first six months of 2001, an increase of $5.6 million or 38.6 percent. Our utilization rate was 95.9 percent for the first six months of 2002 compared to 98.8 percent in the same period of 2001. The slight decrease in utilization was impacted by having fewer long term contracts and more vessels operating in the spot market, which is more susceptible to market fluctuations. Our offshore supply vessel average dayrate was $11,795 for the first six months of 2002 compared to $11,044 for the same period in 2001, an increase of $751 or 6.8 percent. The increase in average dayrates primarily reflects the addition of larger, newly constructed 240' and 265' class vessels, which typically experience higher dayrates than our 200' class vessels.

     Revenues from our tug and tank barge segment totaled $24.0 million for the first six months of 2002 compared to $11.2 million for the same period in 2001, an increase of $12.8 million or 114.3 percent. The segment revenue increase is primarily due to the acquisition of nine tugs and nine tank barges on May 31, 2001, which increased average fleet capacity in barrels from 564,834 to 1,130,727. Our utilization rate decreased to 80.4 percent for the first six months of 2002 compared to 84.0 percent for the same period in 2001 primarily due to a significant increase in vessels operating under contracts of affreightment during the 2002 period, which was adversely impacted by the warm winter season and weak economic conditions experienced in the northeastern United States since the second quarter 2001. Our average dayrate increased to $9,505 for the second quarter compared to $8,578 in the second quarter of 2001. The increased dayrates were primarily driven by higher average barge capacities available for the entire first six months of 2002 compared to one month during the six months ended June 30, 2001 and long term contracts executed during the third quarter of 2001 at higher than average dayrates due to favorable market conditions existing at that time.

     Operating Expense. Our operating expense, including depreciation and amortization, increased to $21.4 million for the first six months of 2002 compared to $11.5 million in the same period in 2001, an increase of $9.9 million or 86.1 percent. The increase in operating expense is the result of more vessels in service during the first six months of 2002 compared to the year ago six month period.

     Operating expense for our offshore supply vessel segment increased $3.0 million in the first six months of 2002 to $8.2 million compared to $5.2 million at June 30, 2001. This increase was primarily the result of four new large offshore supply vessels being in service for substantially more days during the first six months of 2002 compared to the first six months of 2001. Daily operating costs per vessel for the first six months of 2002 increased over the same period of 2001, primarily due to the higher costs of operating larger vessels, including increased manning requirements.

     Operating expense for our tug and tank barge segment was $13.2 million for the first six months of 2002 compared to $6.4 million for same period in 2001, an increase of $6.8 million or 106.3 percent. The operating expense increase is primarily the result of the addition of nine tugs and nine tank barges on May 31, 2001. Daily operating expenses per vessel in the tug and tank barge segment remained fairly constant.

     As discussed in Note 2 to the unaudited consolidated financial statements contained herein, we adopted SFAS 142 effective January 1, 2002 and, accordingly, we have ceased amortizing goodwill. Operating expenses for the first six months of 2001 included goodwill amortization of $0.1 million.

     General and Administrative Expense. Our general and administrative expense was $5.1 million for the first six months of 2002 as compared to $3.7 million for the same period of 2001, an increase of $1.4 million. This increase primarily resulted from increased overhead relating to the nine tugs and nine tank barges on May 31, 2001 and costs associated with reporting obligations under federal securities laws that were incurred during 2002 but not in the first six months of 2001.

     Interest Expense. Interest expense was $7.8 million in the first six months of 2002 compared to $3.2 million in the first six months of 2001, an increase of $4.6 million or 143.8 percent. The increase in interest expense resulted from the refinancing of the Company's conventional floating rate debt through the issuance of Senior Notes in July 2001 with a higher fixed rate and average balance of debt outstanding in the 2002 period. This increase was offset in part by the capitalization of interest costs of $2.2 million and $1.0 million for the six months ended June 30, 2002 and 2001, respectively. Higher capitalized interest in 2002 was related to the construction in progress of seven offshore supply vessels compared to the construction of six vessels in progress during the 2001 period.

     Interest Income. Interest income was $0.4 million in the first six months of 2002 compared to $0.7 million in the first six months of 2001, a decrease of $0.3 million or 42.9 percent. The decrease in interest income resulted from substantially lower interest rates earned on cash balances invested during the 2002 period compared to the 2001 period.

     Income Tax Expense: Our effective tax rate was 38.0 percent for the first six months of 2002 and 2001. Our income tax rate is higher than the federal statutory rate due primarily to expected state tax liabilities and items not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We need capital to fund ongoing operations, capital expenditures for the construction of new vessels, acquisitions and debt service. We have historically financed our capital needs with cash flow from operations, issuances of equity and debt securities, and borrowings under our credit facilities.

     Net cash provided by operating activities was $15.3 million for the six months ended June 30, 2002 compared to $9.8 million for the six months ended June 30, 2001. Changes in cash flow from operating activities are principally the result of higher income from operations after considering increases in depreciation and amortization due to the significant expansion of our vessel fleet, offset by changes in our net working capital.

     Net cash used in investing activities was $31.5 million for the six months ended June 30, 2002 compared to $56.9 million for the six months ended June 30, 2001. Net cash used in investing activities for each period included the cost of new vessel construction and, for the period ended June 30, 2001, also included the cost of the acquisition of tugs and tank barges from the Spentonbush/Redstar Group, affiliates of Amerada Hess Corporation.

     Net cash used in financing activities was $0.2 million for the six months ended June 30, 2002 relating to the net issuance of additional common equity, which was offset by payments on borrowings under debt agreements. For the six months ended June 30, 2001, net cash provided by financing activities of $36.1 million included the proceeds from construction financing related to new vessels.

     We have a three-year senior secured revolving line of credit (the "Revolver") with three banks for $50.0 million. Pursuant to the terms of the Revolver, our borrowings under this facility will initially be limited to $25.0 million unless we have obtained the lender's concurrence to borrow in excess of $25.0 million and are in compliance with the terms of the indenture governing our senior notes with respect to the incurrence of additional indebtedness. Borrowings under the Revolver accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0 percent to 1 percent, or (ii) the London Interbank Offered Rate, plus a margin of 1.75 percent to 3.0 percent. We are also required to pay a commitment fee on available but unused amounts ranging from 0.25 percent to 0.375 percent. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the agreement governing the Revolver. We can use the amounts we draw under the Revolver for working capital purposes, acquisitions and vessel construction. The Revolver is collateralized by four of our offshore supply vessels and four of our ocean-going tugs with an aggregate orderly liquidation value of approximately $75.0 million. To date, we have made no drawings under the Revolver.

     At June 30, 2002, we had outstanding debt of $172.2 million, net of original issue discount, under our 10 5/8% Senior Notes. Interest on the Senior Notes is payable semi-annually each February 1 and August 1. The Senior Notes do not require any payments of principal prior to their stated maturity on August 1, 2008, but pursuant to the indenture under which the Senior Notes are issued, we are required to make offers to purchase the Senior Notes upon the occurrence of certain events, such as asset sales or a change in control.

     The agreement governing the Revolver and the indenture under which the senior notes were issued impose operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividends or other payments.

     As of June 30, 2002, we had cash of approximately $36.8 million and working capital of approximately $31.9 million. During the six months ended June 30, 2002, we expended $26.6 million for new vessel construction. As of June 30, 2002, we were committed under vessel construction contracts to complete construction of six offshore supply vessels, including the first four vessels of our recently announced eight-vessel newbuild program. We are currently evaluating construction bids from shipyards for the last four vessels of this program. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $4.6 million that was incurred with respect to such vessels during the second quarter of 2002. As of June 30, 2002, the amount expected to be expended to complete construction of the six vessels was approximately $55.0 million, which becomes due at various dates through 2002 and 2003. In addition, we expect to expend approximately $8.0 million during 2002 for drydocking expenses related to recertification of vessels and other maintenance capital expenditures. During the six months ended June 30, 2002, we expended approximately $4.0 million for drydocking-related expenses for vessels, of which $1.6 million was accounted for as deferred charges and $2.4 million adjusted the basis of the vessels acquired from Spentonbush/Red Star Group . Under our accounting policy, we generally capitalize drydocking expenditures related to vessel recertification to deferred charges and amortize the amount over 30 or 60 months. During the six months ended June 30, 2002, we also expended approximately $0.2 million for miscellaneous other additions to property, plant and equipment.

     As of December 31, 2001, we had federal net operating loss carryforwards of approximately $8.8 million available through 2017 to offset future taxable income. In addition, we expect to generate federal tax benefits due to our use of accelerated tax depreciation with respect to new vessels. Our use of these net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current fleet, however, we expect to pay a lower than normal amount of federal income taxes over the next five years.

     We believe that cash on hand and cash generated from operations will provide sufficient funds to complete construction of the six offshore supply vessels currently under construction, including the first four vessels of our newbuild program discussed above, and to satisfy debt service and working capital requirements. Any excess funds will be available to finance our strategy, which includes expanding our fleet through the construction or acquisition of additional, or the retrofit of existing, offshore supply vessels, tugs and tank barges as needed to take advantage of the strong demand for such vessels. Depending on the market demand for offshore supply vessels, tugs and tank barges and consolidation opportunities that may arise, we may require additional debt or equity financing, including with respect to the last four vessels of our newbuild program.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth an aggregation of our contractual obligations and commercial commitments as of June 30, 2002, in thousands of dollars.

CONTRACTUAL OBLIGATIONS

                                                                 LESS THAN
                                                    TOTAL          1 YEAR      1-3 YEARS     4-5 YEARS   THEREAFTER
                                                    --------      --------      --------      --------    --------
Long term debt (1) ...........................      $172,251      $      8      $     36      $     12    $172,195
Operating leases .............................         2,138         1,482           473           183          --
Constructions commitments (2) ................        54,965        23,965        31,000            --          --
                                                    --------      --------      --------      --------    --------
    Total ....................................      $229,354      $ 25,455      $ 31,509      $    195    $172,195
                                                    ========      ========      ========      ========    ========

(1) Net of original issue discount of $2,805.

(2) The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, but the amounts are not expected to change materially in the aggregate.

INFLATION

     To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Form 10-Q, including certain information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should" or "will" or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Form 10-Q.

     Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

     o changes in international economic and political conditions, and in particular in oil and natural gas prices;

     o   our ability to manage costs effectively;

     o our ability to finance our operations and construct new vessels on acceptable terms;

     o our ability to complete vessels under construction without significant delays or cost overruns;

     o   the effects of competition;

     o   our ability to successfully integrate acquisitions;

     o   our ability to charter our vessels on acceptable terms;

     o our ability to access the debt and equity markets to fund our capital requirements, which may depend on general market conditions and our financial condition at the time; and

     o   our success at managing these and other risks.

     Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Actual events or results may differ materially from those described in any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this prospectus may not occur.

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

     Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and we have not historically been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We recently entered into fixed time charters for two of our offshore supply vessels for service in Trinidad and Tobago. However, such contracts are denominated and will be paid in U.S. Dollars.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    In May 2002, we issued 109,000 shares of our common stock to certain holders of options granted under our Incentive Compensation Plan upon their exercise of such options. The total amount of consideration we received for the issuance of these shares was approximately $212,900. The issuance of these shares of our common stock was exempt from registration under Rule 701 promulgated under the Securities Act of 1933.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 28, 2002, we held our Annual Meeting of Stockholders. At the meeting, Todd M. Hornbeck and Christian G. Vaccari were elected to serve on our board of directors as Class III directors until our 2005 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified. As to each of the foregoing directors, the number of shares cast for or against their election, as well as the number of abstentions, were as follows:

             NAME                          FOR                         AGAINST                    ABSTENTIONS
             ----                          ---                         -------                    -----------
Todd M. Hornbeck                        28,879,529                      None                         None
Christian G. Vaccari                    28,828,815                      None                        50,714

    The other directors continuing in office after the meeting were Richard W. Cryar, Larry D. Hornbeck, Bruce R. Hunt, Bernie W. Stewart and Andrew L. Waite.

    Also at the annual meeting, our stockholders approved certain amendments to our bylaws removing certain provisions which had been required by our former lenders and warrantholders and which were no longer applicable. The number of shares cast for or against these amendments to our bylaws, as well as the number of abstentions, were as follows:

                  FOR                                   AGAINST                              ABSTENTIONS
                  ---                                   -------                              -----------
              28,879,529                                 None                                   None

    Our stockholders also approved at the annual meeting an amendment to our certificate of incorporation changing our company name to Hornbeck Offshore Services, Inc. from HORNBECK-LEEVAC Marine Services, Inc. The number of shares cast for or against this amendment to our certificate of incorporation, as well as the number of abstentions, were as follows:

                  FOR                                   AGAINST                              ABSTENTIONS
                  ---                                   -------                              -----------
              28,835,917                                15,000                                 28,612

    Another amendment to our certificate of incorporation relating to foreign ownership of our capital stock was also approved by our stockholders at the annual meeting. The number of shares cast for or against this amendments to our certificate of incorporation, as well as the number of abstentions, were as follows:

                  FOR                                   AGAINST                              ABSTENTIONS
                  ---                                   -------                              -----------
              28,879,529                                 None                                   None

    Finally at the annual meeting, our stockholders authorized the board of directors to select and appoint our independent public accountants and auditors for the year ending December 31, 2002. The number of shares cast for or against this matter, as well as the number of abstentions, were as follows:

                  FOR                                   AGAINST                              ABSTENTIONS
                  ---                                   -------                              -----------
              28,879,529                                 None                                   None

ITEM 5 - OTHER INFORMATION

RECENT DEVELOPMENTS

Delivery of the HOS Brimstone and Signing of Fixed Time Charter

    On June 13, 2002, we took delivery of the HOS Brimstone, a 265' class offshore supply vessel. The HOS Brimstone was immediately employed under a fixed time charter with one of our existing customers, a large international exploration and production company to support its deepwater operations in the Gulf of Mexico. The contract has an initial term expiring in April 2003, with renewal options.

Change in Independent Public Accountants and Auditors

    Effective June 24, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and auditors and engaged Ernst & Young LLP as our new independent public accountants and auditors.

Filing of Form S-1 Registration Statement and Other Matters Relating to Proposed Initial Public Offering

    On July 22, 2002, we filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of our common stock, which has not yet been declared effective by the SEC. We are currently monitoring market conditions and have not yet determined a specific timeframe for when we plan to finalize the offering.

    In connection with our proposed initial public offering, Christian G. Vaccari, who currently serves on our board of directors as a Class III Director and Richard W. Cryar, who currently serves on our board as a Class II Director, have each tendered, and we have accepted, their resignations from our board of directors, effective upon closing of the offering. In order to fill the vacancies on our board that will result from Messrs. Vaccari's and Cryar's resignations, Patricia B. Melcher, 42, and David A. Trice, 53, have been appointed by our board to serve as a Class III and a Class II director, respectively, effective upon completion of the offering.

    Since 1997, Ms. Melcher has served as the President of Allegro Capital Management, Inc., a privately owned investment company focused on private equity investments in energy-related companies. In 1997, she helped found The Joy School, a nonprofit school for children with learning disabilities. In 2002, she was elected Board Chair of the school. From 1989 to 1994, she worked for SCF Partners, L.P., an investment fund sponsor specializing in private equity investments in oilfield service companies, and from 1995 to 1997, she served as a board member and advisory board member of its general partner, L. E. Simmons & Associates, Incorporated. From 1986 to 1989, Ms. Melcher worked for Simmons & Company International, an investment banking firm serving the energy industry.

    Mr. Trice has served as the President since May 1999, and the Chief Executive Officer since February 2000, of Newfield Exploration Company (NYSE:NFX), an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. He has also served as a director of Newfield Exploration since 2000. From May 1999 to February 2000, he served as its Chief Operating Officer and from July 1997 to May 1999, he served as its Vice President--Finance and International. Mr. Trice served as the President, Chief Executive Officer and Director of the Huffco Group from 1991 to May 1997.

    Also in connection with our proposed initial public offering, on July 18, 2002, our board approved the form of a stockholder rights plan in anticipation of declaring a dividend of one right for each outstanding share of our common stock to stockholders of record on completion of the offering. Once a dividend of the rights is declared, the rights will only become exercisable, and transferable apart from our common stock, 10 business days following a public announcement that a person or group has acquired beneficial ownership of, or has commenced a tender or exchange offer for, 15 percent or more of our common stock, which we refer to as a "Triggering Event." In connection with the stockholder rights plan, a certain number of our authorized shares of preferred stock will be designated "Series A Junior Participating Preferred Stock," which we refer to as the "Series A Preferred Stock," and each right will initially entitle the holder to purchase one one-hundredth of one share of such preferred stock at a price to be determined, subject to adjustment. Upon a Triggering Event, each holder of a right (other than the person who caused the Triggering Event) will be entitled, instead, to receive upon exercise of each right a number of shares of our common stock (or, in certain circumstances, cash, property or other securities of us) having a current market price equal to twice the exercise price for one one-hundredth of a share of Series A Preferred Stock. Similarly, if after a Triggering Event we are acquired in a merger or other business combination, or 50 percent or more of our assets or earning power are sold or transferred, each right will entitle the holder thereof (other than the person who caused the Triggering Event) to receive a number of shares of common stock of the company acquiring us having a current market price equal to twice the exercise price for one one-hundredth of a share of Series A Preferred Stock. We may redeem the rights in whole, but not in part, at a redemption price of $.01 per right at any time before the rights become exercisable. The rights will expire 10 years from the record date to be set for the dividend of the rights. Pursuant to the stockholder rights plan, all shares of our Series A Preferred Stock, once established, will be reserved for issuance upon exercise of rights.

Expansion of OSV Operations into Trinidad

     On July 22, 2002, we were awarded a contract with a major oil company operating in Trinidad for two of our offshore supply vessels, the 200' class HOS Thunderfoot and 240' class HOS Cornerstone. The fixed time charters will each have an initial six-month term, with renewal options, and are expected to commence in mid-August upon the vessels' mobilization to Trinidad.

Delivery of the HOS Stormridge and Signing of Fixed Time Charter

     On August 11, 2002, we took delivery of the HOS Stormridge, a 265' class offshore supply vessel. The HOS Stormridge was immediately employed under a fixed time charter with a major oil company to support its deepwater operations in the Gulf of Mexico. The contract has an initial three-month term, with renewal options.

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

       3.4 Certificate of Correction to Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on November 14, 2000 (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 dated
                    September 21, 2001, Registration No. 333-69826).

       3.5          Certificate of Amendment of the Restated Certificate of
                    Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 2002 (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on
                    Form S-1 filed July 22, 2001, Registration No. 333-96833).

       3.6          Second Restated Bylaws of the Company adopted October 4,
                    2000 (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-4 dated September
                    21, 2001, Registration No. 333-69826).

       3.7          Amendment to Second Restated Bylaws of the Company adopted
                    May 28, 2002 (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-1 filed July
                    22, 2001, Registration No. 333-96833).

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


     Exhibit
     Number                                Description
     ------                                -----------
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

       10.1 Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed
                    July 22, 2002, Registration No. 333-96833).

       *99.1        Consent of David A. Trice to be named as a Director nominee.

* Filed herewith.

(b)  REPORTS ON FORM 8-K.

     On June 26, 2002, we filed a report on Form 8-K announcing a change in our independent public accountants and auditors.

     On July 24, 2002, we filed a report on Form 8-K announcing that we filed with the Securities and Exchange Commission a registration statement on Form S-1 relating to a proposed initial public offering of our common stock, which has not yet been declared effective by the Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hornbeck Offshore Services, Inc.


Date: August 14, 2002             By: /s/ JAMES O. HARP, JR.
                                     -------------------------------------------
                                     James O. Harp, Jr.
                                     Vice President and Chief Financial Officer

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

       3.4 Certificate of Correction to Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on November 14, 2000 (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 dated
                    September 21, 2001, Registration No. 333-69826).

       3.5          Certificate of Amendment of the Restated Certificate of
                    Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 2002 (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on
                    Form S-1 filed July 22, 2001, Registration No. 333-96833).

       3.6          Second Restated Bylaws of the Company adopted October 4,
                    2000 (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-4 dated September
                    21, 2001, Registration No. 333-69826).

       3.7          Amendment to Second Restated Bylaws of the Company adopted
                    May 28, 2002 (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-1 filed July
                    22, 2001, Registration No. 333-96833).

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

       10.1 Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed
                    July 22, 2002, Registration No. 333-96833).

       *99.1        Consent of David A. Trice to be named as a Director nominee.

* Filed herewith.