Form 10-Q
period 2002-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2002-11-13
CIK 1131227

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-69826

                        HORNBECK OFFSHORE SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                    72-1375844                  4424
 (State or other jurisdiction      (I.R.S. Employer        (Primary Standard
     of incorporation or            Identification     Industrial Classification
         organization)                  Number)              Code Number)

                            414 NORTH CAUSEWAY BLVD
                              MANDEVILLE, LA 70448

              (Address of Principal Executive Offices) (Zip Code)

                                 (985) 727-2000

              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The total number of shares of common stock, par value $.01 per share, outstanding as of November 12, 2002 was 30,301,036.

================================================================================

               HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..........................................................................................  1
         Item 1 - Financial Statements..................................................................................  1
         Item 2 - Management's Discussion And Analysis Of Financial Condition And Results
                     Of Operations......................................................................................  8
                  General  .............................................................................................  8
                  Critical Accounting Policies..........................................................................  9
                  Results Of Operations.................................................................................  9
                     Three Months Ended September 30, 2002 Compared To Three Months Ended
                     September 30, 2001................................................................................  10
                  Nine Months Ended September 30, 2002 Compared To Nine Months Ended
                     September 30, 2001................................................................................  12
                  Liquidity And Capital Resources......................................................................  13
                  Contractual Obligations And Commercial Commitments...................................................  15
                  Inflation............................................................................................  15
                  Forward Looking Statements...........................................................................  15
         Item 3 - Quantitative And Qualitative Disclosures About Market Risk...........................................  16
         Item 4 - Controls And Procedures..............................................................................  17

PART II - OTHER INFORMATION............................................................................................  18
         Item 1 - Legal Proceedings....................................................................................  18
         Item 2 - Changes In Securities And Use Of Proceeds............................................................  18
         Item 3 - Defaults Upon Senior Securities......................................................................  18
         Item 4 - Submission Of Matters To A Vote Of Security Holders..................................................  18
         Item 5 - Other Information....................................................................................  18
                  Recent Developments..................................................................................  18
         Item 6 - Exhibits And Reports On 8-K..........................................................................  20

SIGNATURES.............................................................................................................  22
CERTIFICATIONS.........................................................................................................  23

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

               HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                   -------------          ------------
                                                                       2002                   2001
                                                                       ----                   ----
                                                                             (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents...............................         $     21,437           $     53,203
  Accounts receivable, net of allowance for doubtful
   accounts of $481 and $133, respectively................               12,863                 10,690
  Prepaid expenses........................................                  508                  1,047
  Other current assets....................................                1,033                    665
                                                                   ------------           ------------
      Total current assets................................               35,841                 65,605
Property, plant and equipment, net........................              216,948                180,781
Goodwill, net of accumulated amortization of $621.........                2,628                  2,628
Deferred charges, net.....................................               10,543                  9,803
                                                                   ------------           ------------
      Total assets........................................         $    265,960           $    258,817
                                                                   ============           ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................         $      4,182           $      5,624
  Notes payable, current..................................                   21                    437
  Accrued interest........................................                3,147                  8,161
  Other accrued liabilities...............................                2,758                  2,867
                                                                   ------------           ------------
      Total current liabilities...........................               10,108                 17,089
Long-term debt, net of original issue discount of
   $2,781 and $3,024, respectively........................              172,247                171,976
Deferred tax liabilities..................................               14,722                  9,570
Other long-term liabilities...............................                  283                    316
                                                                   ------------           ------------
      Total liabilities...................................              197,360                198,951

Preferred stock: $0.01 par value; 5,000 shares
  authorized, no shares issued and outstanding                               --                     --
Common stock: $0.01 par value; 100,000 shares
  authorized, 30,301 and 30,3135 shares issued and
  outstanding, respectively...............................                  303                    301
Additional paid-in-capital................................               61,379                 61,019
Retained (deficit) earnings...............................                6,918                 (1,454)
                                                                   ------------           ------------
      Total stockholders' equity..........................               68,600                 59,866
                                                                   ------------           ------------
      Total liabilities and stockholders' equity..........         $    265,960           $    258,817
                                                                   ============           ============

         The accompanying notes are an integral part of these consolidated financial statements.

               HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -------------                 -------------
                                                     2002             2001          2002          2001
                                                  ----------       ----------    ----------    ----------
                                                          (UNAUDITED)                  (UNAUDITED)
Revenue......................................     $   22,322       $   21,422    $   66,381    $   47,116
Costs and expenses:
   Operating expenses........................         12,510           10,146        33,958        21,661
   General and administrative expenses.......          2,603            2,488         7,657         6,228
                                                  ----------       ----------    ----------    ----------
                                                      15,113           12,634        41,615        27,889
                                                  ----------       ----------    ----------    ----------
Operating income.............................          7,209            8,788        24,766        19,227
Interest expense.............................         (4,021)          (3,514)      (11,817)       (6,737)
Interest income..............................            127              442           575         1,099
                                                  ----------       ----------    ----------    ----------
Income before income taxes...................          3,315            5,716        13,524        13,589
Income tax expense...........................         (1,272)          (2,172)       (5,152)       (5,164)
                                                  ----------       ----------    ----------    ----------
Income before extraordinary item ............          2,043            3,544         8,372         8,425
Extraordinary loss, net of tax...............             --           (1,877)           --        (1,877)
                                                  ----------       ----------    ----------    ----------
Net income...................................     $    2,043       $    1,667    $    8,372    $    6,548
                                                  ==========       ==========    ==========    ==========
Pro forma information (Note 3):
Net income, reported above...................            N/A       $    1,667           N/A    $    6,548
   Pro forma additional interest expense.....            N/A               --           N/A            --
                                                                   ----------                  ----------
Pro forma net income.........................            N/A       $    1,667           N/A    $    6,548
                                                                   ==========                  ==========

         The accompanying notes are an integral part of these consolidated financial statements.

               HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                            ------------
                                                                                        2002            2001
                                                                                    ----------       ----------
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................     $    8,372       $    6,548
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation .............................................................          7,355            4,392
     Amortization of goodwill and deferred drydocking costs....................          1,406              811
     Provision for bad debts...................................................            348               43
     Deferred income taxes.....................................................          5,152            3,971
     Amortization of original issue discount and deferred financing costs......          1,071              603
     Extraordinary item from early extinguishment of debt......................             --            3,029
   Changes in operating assets and liabilities:
     Accounts receivable.......................................................         (2,521)          (3,550)
     Prepaid expenses..........................................................            539             (123)
     Deferred charges and other assets.........................................         (3,189)          (1,267)
     Accounts payable..........................................................         (1,442)           4,020
     Accrued and other liabilities.............................................           (142)           1,918
     Accrued interest..........................................................         (5,014)           2,643
                                                                                    ----------       ----------
   Net cash provided by operating activities...................................         11,935           23,038
                                                                                    ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures........................................................        (43,523)         (46,359)
   Acquisition of tugs and tank barges from Spentonbush/Red Star Group.........             --          (28,030)
                                                                                    ----------       ----------
   Net cash used in investing activities.......................................        (43,523)         (74,389)
                                                                                    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under debt agreements..............................             46           40,750
   Payments on borrowings under debt agreements................................           (434)        (129,522)
   Proceeds from borrowings under Senior Notes.................................             --          171,838
   Repurchase of common stock..................................................            (50)              --
   Deferred financing costs....................................................           (153)          (6,852)
   Proceeds from common stock issued...........................................            413              860
                                                                                    ----------       ----------
   Net cash provided by (used in) financing activities.........................           (178)          77,074
                                                                                    ----------       ----------
   Net decrease in cash and cash equivalents...................................        (31,766)          25,723
   Cash and cash equivalents at beginning of period............................         53,203           32,988
                                                                                    ----------       ----------
   Cash and cash equivalents at end of period..................................     $   21,437       $   58,711
                                                                                    ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
   Interest paid...............................................................     $   19,075       $    5,577
                                                                                    ==========       ==========
   Income taxes paid...........................................................     $       66       $       40
                                                                                    ==========       ==========

         The accompanying notes are an integral part of these consolidated financial statements.

               HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (DOLLARS AND SHARES IN THOUSANDS)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements do not include certain information and note disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Hornbeck Offshore Services, Inc. (formerly known as HORNBECK-LEEVAC Marine Services, Inc.) and subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The interim financial statements and notes are presented as permitted by instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain amounts reported in prior periods have been reclassified to conform to the 2002 presentation.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules were classified as a cumulative change in accounting principle. The initial transition evaluation was completed by June 30, 2002, which is within the six month transition period allowed by the new standard. The Company's goodwill balances were determined not to be impaired. Goodwill amortization for each of the years ended December 31, 2001, 2000 and 1999 was $126. The following table presents the Company's net income as reported in the unaudited consolidated financial statements compared to that which would have been reported had the Company adopted SFAS 142 as of January 1, 2001.

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                             -------------
                                           2002         2001
                                       ----------    ----------
Net income, as reported ............   $    8,372    $    6,548
Amortization of goodwill............           --            95
                                       ----------    ----------
Net income, as adjusted.............   $    8,372    $    6,643
                                       ==========    ==========

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board (APB) Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. The Company has elected not to adopt this statement early. A non-cash extraordinary loss of $1.9 million, net of taxes, was incurred during the third quarter of 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of the Company's debt through the issuance of $175 million of Senior notes in July 2001. The following table presents the Company's income before income taxes and income tax expense had the Company adopted SFAS 145 early.

                                                SEPTEMBER 30, 2001
                                                ------------------
                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                     ------------------       -----------------
Income before income taxes.......       $    2,689                $   10,562
Income tax expense...............           (1,022)                   (4,014)
                                        ----------                ----------
Net income.......................       $    1,667                $    6,548
                                        ==========                ==========

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 would not impact the financial statements for the nine months ended September 30, 2002 and 2001.

3.       LONG-TERM DEBT

         On July 24, 2001, the Company issued $175,000 in principal amount of 10 5/8% Senior Notes (Senior Notes) and realized net proceeds of approximately $165,000, a substantial portion of which was used to repay and fully extinguish the then existing credit facilities. The Senior Notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8 percent on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. The effective interest rate on the Senior Notes is
11.18 percent. No principal payments are due until maturity. The Senior Notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Senior Notes are guaranteed by the Company's wholly owned subsidiaries. The Company may, at its option, redeem all or part of the Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Indenture. The Company is permitted under the terms of the Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Indenture are satisfied by the Company. As of September 30, 2002, the Company was permitted to incur a minimum of $25.0 million of additional indebtedness.

         The Company has a $50,000 senior secured revolving line of credit (the Revolver) that was effective December 31, 2001. The Company may use the Revolver for working capital purposes and, in certain instances, for acquisitions or vessel construction. The Company's borrowings under the Revolver will initially be limited to $25,000 unless the Company has obtained the lender's concurrence to borrow in excess of $25,000. The indenture governing the Senior Notes requires the Company to meet a specified consolidated interest coverage ratio test. The level of permitted borrowings under this facility initially will be limited to $25,000 plus 15 percent of the increase in the Company's consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition. Borrowings under the Revolver accrue interest, at the Company's option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0 percent to 1 percent, or (ii) the London Interbank Offered Rate, plus a margin of 1.75 percent to 3.0 percent. The Company is required to pay a commitment fee on available but unused amounts ranging from 0.25 to 0.375 percent. Amounts drawn under the Revolver are payable upon demand. The terms of the Revolver call for it to expire on December 31, 2004. At September 30, 2002, there were no borrowings under the line.

         The Company issued detachable warrants to purchase 11,905 shares of common stock in connection with a previously maintained credit facility. The warrants were assigned an estimated market value of $500 at issuance. The warrants for the purchase of 10,500 shares of common stock were exercisable with an exercise price of $1.68 per share. The remaining warrants became exercisable only upon the occurrence of an event of default under the credit facility, the Company filing for bankruptcy or if the indebtedness under the credit facility was not discharged in full by June 5, 2003. All of the warrants issued in connection with establishment of the credit facility provided the holders with a put option whereby the holders had the right, if the Company's stock was not publicly traded by June 5, 2003 to require the Company to repurchase the warrants at their fair market value. According to EITF Issue 88-9, Accounting for Put Warrants, issued by the Emerging Issues Task Force and supplemented by EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock, a company whose stock is not publicly traded may elect to account for warrants that contain put options either as a liability or as equity. As previously discussed, the Company assigned a market value of $500 to the warrants at issuance based on the relative fair value of the credit facility debt and the warrants. The $500 was allocated to equity and the Company amortized, through retained earnings, the fair market value of the warrants through June 5, 2003, the first date on which the put could have been exercised. The warrants were revalued each period-end with changes in value accounted for prospectively. Had the Company elected to account for the warrants as a liability rather than as equity, the warrants would have been adjusted to their fair value at each period-end with the fair value adjustment reported as a noncash adjustment to interest expense. The Company has included this pro forma information in its consolidated statements of operations. In the event of a completed and effective initial public offering of the Company's stock, the Company's operating results would be required to reflect the additional interest expense for each applicable period. The Company repurchased and terminated all of the warrants for $14,500 in October 2001. The repurchase of the warrants was funded by a private placement of the Company's common stock for gross proceeds of $14,600. The remaining funds were used for payment of expenses incurred in the offering.

         Interest expense excludes capitalized interest of $1.0 million in the third quarter of 2002 and $1.1 million in the third quarter of 2001, $3.2 million in the first nine months of 2002 and $2.1 million in the first nine months of 2001.

4.       COMMITMENTS

         In April 2002, the Company's Board of Directors approved the third newbuild program for the Company to build eight deepwater offshore supply vessels. On May 1, 2002 following a competitive bidding process, a definitive agreement was signed with LEEVAC Industries, LLC for the construction of the first four vessels of this program, each of which will be a 240' ED-class vessel. LEEVAC Industries, LLC is affiliated with one of the Company's directors who is also the former Chairman of the Board and Chief Executive Officer of the Company. The Company received a favorable fairness opinion from an independent appraiser with respect to the terms of the contract. The contract provides for the delivery of all four vessels during 2003. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million. Construction bids from shipyards for the last four vessels of this newbuild program are currently being evaluated.

         At September 30, 2002, the Company was also committed under a vessel construction contract with another shipyard for the ongoing construction of a 265' class offshore supply vessel. At that date, the remaining amount expected to be expended to complete construction under this contract was approximately $2.2 million. The Company is currently in arbitration with the shipyard regarding liquidated damages for vessel construction delays that contractually require the shipyard to pay the Company $1.2 million, and total change orders submitted to the Company, which range from $0.8 million to $3.0 million. Any payments recovered or to be paid as a result of the arbitration will adjust the vessel basis.

         The Company is obligated under the terms of both of the foregoing contracts to remit funds to the shipyards based on vessel construction milestones, the timing of which are subject to change during vessel construction.

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

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                -------------                 -------------
                                            2002            2001             2002           2001
                                         ----------      ----------       ----------     ---------
OPERATING REVENUE:
   Offshore supply vessels............   $   11,932      $    9,219       $   32,025     $   23,741
   Tugs and tank barges...............       10,390          12,203           34,356         23,375
                                         ----------      ----------       ----------     ----------
       Total..........................   $   22,322      $   21,422       $   66,381     $   47,116
                                         ==========      ==========       ==========     ==========
OPERATING EXPENSES:
   Offshore supply vessels............   $    5,281      $    2,926       $   13,511     $    8,086
   Tugs and tank barges...............        7,229           7,220           20,447         13,575
                                         ----------      ----------       ----------     ----------
       Total..........................   $   12,510      $   10,146       $   33,958     $   21,661
                                         ==========      ==========       ==========     ==========
OPERATING INCOME:
   Offshore supply vessels............   $    5,710      $    5,380       $   15,676     $   12,887
   Tugs and tank barges...............        1,499           3,408            9,090          6,340
                                         ----------      ----------       ----------     ----------
       Total..........................   $    7,209      $    8,788       $   24,766     $   19,227
                                         ==========      ==========       ==========     ==========
CAPITAL EXPENDITURES:
   Offshore supply vessels............   $   11,564      $   14,472       $   40,131     $   42,795
   Tugs and tank barges...............          317           3,011            2,996         31,520
   Corporate..........................          164              11              396             74
                                         ----------      ----------       ----------     ----------
       Total..........................   $   12,045      $   17,494       $   43,523     $   74,389
                                         ==========      ==========       ==========     ==========
DEPRECIATION AND AMORTIZATION:
   Offshore supply vessels............   $    1,578      $      887       $    4,052     $    2,493
   Tugs and tank barges...............        1,826           1,338            4,704          2,710
                                         -----------     -----------      -----------    ----------
       Total..........................   $    3,404      $    2,225       $    8,756     $    5,203
                                         ==========      ==========       ==========     ==========

                                                                             AS OF SEPTEMBER 30,
                                                                             -------------------
                                                                             2002           2001
                                                                          ----------     ----------
IDENTIFIABLE ASSETS:
   Offshore supply vessels ...........................................    $  184,789     $  127,576
   Tugs and tank barges...............................................        71,628         66,039
   Corporate..........................................................         9,543         56,540
                                                                          ----------     ----------
       Total..........................................................    $  265,960     $  250,155
                                                                          ==========     ==========
LONG-LIVED ASSETS:
   Offshore supply vessels............................................    $  164,600     $  118,599
   Tugs and tank barges...............................................        51,777         49,989
   Corporate..........................................................           571            344
                                                                          ----------     ----------
       Total .........................................................    $  216,948     $  168,932
                                                                          ==========     ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2001. In this Form 10-Q, "company," "we," "us" and "our" refer to Hornbeck Offshore Services, Inc. (formerly known as HORNBECK-LEEVAC Marine Services, Inc.) and its subsidiaries, except as otherwise indicated.

GENERAL

         We own and operate deepwater offshore supply vessels ("OSVs") in the Gulf of Mexico and ocean-going tugs and tank barges in the northeastern United States, primarily New York Harbor, and in Puerto Rico. We charter our OSVs on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, pursuant to either fixed time charters or spot market charters. A fixed time charter is a contract with a term of at least one year in which the charterer obtains the right to direct the movements and utilization of the vessel in exchange for payment of a specified dayrate, generally paid monthly, but the vessel owner retains operational control over the vessel. Typically, the owner fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Spot market charters in the OSV industry are generally time charter contracts with either relatively short, indefinite terms or fixed terms of less than one year. Generally, the vessel owner absorbs crew, insurance and repair and maintenance costs in connection with operation of OSVs pursuant to spot market charters and customers absorb other direct operating costs.

         All of our OSVs are currently operating under time charters, including six that are chartered under contracts with expiration dates ranging from March 2003 through August 2006. Our long-term contracts for our OSVs are consistent with those used in the industry and are either fixed for a term of months or years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

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

         The primary drivers of demand for our tug and tank barge services are population growth, the strength of the United States economy and changes in weather patterns that affect consumption of heating oil and gasoline. The tug and tank barge market, in general, is marked by steady demand over time. Notwithstanding recent weak economic conditions, we believe that demand for refined petroleum products and crude oil will remain steady or gradually increase over the long-term.

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

CRITICAL ACCOUNTING POLICIES

         This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant changes to our critical accounting policies as reported in our Form 10-K for the year ended December 31, 2001 during the nine months ended September 30, 2002, except as discussed below.

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

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,(4)
                                                    -------------                 -------------
                                              2002              2001            2002             2001
                                           -----------       -----------     -----------      ----------
OFFSHORE SUPPLY VESSELS:
   Average number of vessels...........          11.6               8.0            10.4             7.6
   Average utilization rate (1)........          91.0%            100.0%           94.1%           99.3%
   Average dayrate (2).................    $   12,344        $   12,525      $   11,994       $  11,575
TUGS AND TANK BARGES:
   Average number of tank barges.......          16.0              16.0            16.0            11.0
   Average fleet capacity (barrels)....     1,130,727         1,130,727       1,130,727         753,465
   Average barge capacity (barrels)....        70,670            70,670          70,670          67,254
   Average utilization rate (1)........          73.1%             83.3%           77.9%           83.6%
   Average dayrate (3).................    $    9,119        $    9,953      $    9,382       $   9,288

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

(4) Includes only four months of operations of the nine tugs and nine tank barges acquired from the Spentonbush/Red Star Group effective
         May 31, 2001, and only five months of operations from the HOS Innovator, delivered April 28, 2001, for the nine months ended September 30, 2001 and only one and one half months for the HOS Stormridge delivered on August 11, 2002, for the three months ended September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Revenues were $22.3 million for the three months ended September 30, 2002, compared to $21.4 million for the same period in 2001, an increase of $0.9 million or 4.2 percent. The increase in revenue is primarily the result of the increase in the size of our OSV fleet by four vessels since September 2001. The additional revenues generated by the four new vessels accounted for a $4.8 million increase in revenue which was offset by a $3.9 million decrease in revenue related to our vessels that were in service during each of the three months ended September 30, 2002 and 2001.

         Revenues from our OSV segment totaled $11.9 million for the three months ended September 30, 2002, compared to $9.2 million for the same period in 2001, an increase of $2.7 million or 29.3 percent. The net increase in segment revenue is due to the addition of four deepwater OSVs since September 2001. Our OSV utilization rate was 91.0 percent for the three months ended September 30, 2002, which was lower than the 100.0 percent we achieved in the same period of 2001. Utilization rates were nine percent lower for the three months ended September 30, 2002 primarily due to the retrofit and mobilization to Trinidad and Tobago of two OSVs, which occurred in August 2002. The retrofit of both OSVs necessary to meet customer specifications and their subsequent mobilization resulted in 40 days of downtime during the three months ended September 30, 2002. Our OSV average dayrate remained relatively constant at $12,344 for the three months ended September 30, 2002 compared to $12,525 for the same period of 2001, a decrease of $181 or 1.4 percent. Average dayrates for the three months ended September 30, 2002 were down slightly compared to the same period in 2001 due to a combination of lower spot rates and fewer 200' class vessels operating under long-term time charter agreements for the three months ended September
30, 2002. Spot market contracts are more susceptible to fluctuations in utilization and day rates, particularly in soft market conditions, which we are currently experiencing.

         Revenues from our tug and tank barge segment totaled $10.4 million for the three months ended September 30, 2002 compared to $12.2 million for the same period in 2001, a decrease of $1.8 million or 14.8 percent. The decrease in revenue resulted primarily from the non-renewal of time charter contracts that had been executed during the three months ended September 30, 2001 at higher than average dayrates due to favorable market conditions existing at that time. Revenues for the three months ended September 30, 2002 included
$0.9 million that was equal to the cost of in-chartering third party equipment paid by customers compared to $0.8 million for the same period in 2001. Our utilization rate decreased to 73.1 percent for the three months ended September 30, 2002 compared to 83.3 percent for the same period in 2001. The decrease in utilization was primarily the result of the continued adverse impact of the warm winter season and weak economic conditions experienced in the northeastern United States since the third quarter 2001. Our average dayrate remained relatively constant at $9,119 for the three months ended September 30, 2002 compared to $9,428 for the same period of 2001, a decrease of $309 or 3.3 percent. We expect continued downward pressure on our tank barge utilization, and on our dayrates, until the current high levels of fuel inventories are consumed and normal seasonal patterns resume.

         Operating Expense. Our operating expense, including depreciation and amortization, increased to $12.5 million for the three months ended September 30, 2002 compared to $10.1 million for the same period in 2001, an increase of $2.4 million or 23.8 percent. The increase in operating expense resulted primarily from the addition to our fleet of four deepwater OSVs since September 2001.

         Operating expense for our offshore supply vessel segment increased to $5.3 million for the three months ended September 30, 2002 compared to $2.9 million for the same period in 2001, an increase of $2.4 million or 82.8 percent. This increase was primarily the result of the BJ Blue Ray, hos Dominator, HOS Brimstone and HOS Stormridge being in service for substantially more days during the three months ended September 30, 2002 compared to the same period of 2001. Daily operating costs per vessel for the three months ended September 30, 2002 increased over the same period in 2001, primarily due to the higher costs of operating larger vessels, including increased manning requirements.

         Operating expense for our tug and tank barge segment was $7.2 million for each of the three months ended September 30, 2002 and 2001. Operating expense for each of the three months ended September 30, 2002 and 2001 included $0.6 million of the cost of in-chartering third party equipment paid by customers. Daily operating costs per vessel, excluding in-chartering expenses, for the three months ended September 30, 2002 remained fairly consistent with the same period in 2001.

         General and Administrative Expense. Our general and administrative expenses of $2.6 million for the three months ended September 30, 2002 remained fairly constant with the $2.5 million reported for the same period in 2001. We expect these costs to increase for the remainder of 2002 to accommodate our continued growth and increased reporting obligations under federal securities laws.

         Interest Expense. Interest expense was $4.0 million for the three months ended September 30, 2002 compared to $3.5 million for the same period in 2001, an increase of $0.5 million or 14.3 percent. Capitalization of interest costs relating to new construction was approximately $1.0 million for the three months ended September 30, 2002 compared to $1.1 million for the same period in 2001. Capitalized construction period interest is primarily associated with the construction of offshore supply vessels.

         Interest Income. Interest income was $0.1 million for the three months ended September 30, 2002 compared to $0.4 for the same period in 2001, a decrease of $0.3 or 75 percent. Average cash balances were $37.3 million and $45.8 million as of September 30, 2002 and 2001, respectively, which substantially contributed to the decrease in interest income during the three months ended September 30, 2002.

         Income Tax Expense. Our effective tax rate for each of the three months ended September 30, 2002 and 2001 was 38.0 percent. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards, which were approximately $8.8 million as of December 31, 2001, and are available through 2017 to offset future taxable income. Our income tax rate is higher than the federal statutory rate due primarily to expected state tax liabilities and items not deductible for federal income tax purposes.

         Extraordinary Loss. A non-cash extraordinary loss of $1.9 million, net of taxes, was incurred during the three months ended September 30, 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of the our debt through the issuance of $175 million of 10 5/8% Senior Notes ("Senior Notes") in July 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Revenues were $66.4 million for the nine months ended September 30, 2002, compared to $47.1 million for the same period in 2001, an increase of $19.3 million or 41.0 percent. The increase in revenue is primarily the result of the increase in the size of our fleet since February 2001. Our operating fleet grew from 18 vessels as of December 31, 2000 to 41 vessels as of September 30, 2002. The additional revenues generated by the 23 new vessels accounted for a $20.8 million increase in revenue which was offset by a $1.5 million decrease in revenues from our 18 vessels that were in service during each of the first nine months of 2002 and 2001.

         Revenues from our offshore supply vessel segment increased to $32.0 million for the nine months ended September 30, 2002 compared to $23.7 million for the same period in 2001, an increase of $8.3 million or 35.0 percent. Our average OSV fleet size grew by 2.8 vessels operating during the first nine months of 2002 compared to the same period in 2001. Our utilization rate was
94.1 percent for the first nine months of 2002 compared to 99.3 percent for the same period of 2001. The slight decrease in utilization in 2002 resulted from having fewer long-term contracts and more vessels operating in the spot market, which is more susceptible to market fluctuations. In addition, we experienced more drydocking days in the first nine months of 2002 compared to the same period in 2001. Our offshore supply vessel average dayrate was $11,994 for the first nine months of 2002 compared to $11,575 for the same period in 2001, an increase of $419 or 3.6 percent. The increase in average dayrates primarily reflects the addition of larger, newly constructed 240' and 265' class vessels, which typically experience higher dayrates than our 200' class vessels.

         Revenues from our tug and tank barge segment totaled $34.4 million for the nine months ended September 30, 2002 compared to $23.4 million for the same period in 2001, an increase of $11.0 million or 47.0 percent. The segment revenue increase is primarily due to the acquisition of nine tugs and nine tank barges on May 31, 2001, which increased average fleet capacity in barrels from 564,834 to 1,130,727. Revenues for the nine months of 2002 included $3.2 million that was equal to the cost of in-chartering third party equipment paid by customers compared to $1.0 million in the first nine months of 2001. Our utilization rate decreased to 77.9 percent for the first nine months of 2002 compared to 83.6 percent for the same period in 2001 primarily due to a significant increase in vessels operating under contracts of affreightment during the 2002 period, and the adverse impact of the warm winter season and weak economic conditions experienced in the northeastern United States since the third quarter of 2001. Our average dayrate remained fairly constant at $9,382 for the first nine months of 2002 compared to $9,288 for the same period in 2001.

         Operating Expense. Our operating expense, including depreciation and amortization, increased $12.3 million or 56.7 percent to $34.0 million for the nine months ended September 30, 2002 compared to $21.7 million for the same period in 2001. The increase in operating expense is the result of more vessels in service during the first nine months of 2002 compared to the same period in 2001.

         Operating expense for our offshore supply vessel segment increased $5.4 million or 67.0 percent for the nine months ended September 30, 2002 to $13.5 million compared to $8.1 million for the same period in 2001. This increase was primarily the result of four new deepwater OSVs being in service for substantially more days during the first nine months of 2002 compared to the same period in 2001. Daily operating costs per vessel for the first nine months of 2002 increased over the same period in 2001, primarily due to the higher costs of operating larger vessels, including increased manning requirements

         Operating expense for our tug and tank barge segment was $20.4 million for the nine months ended September 30, 2002 compared to $13.6 million for same period in 2001, an increase of $6.8 million or 50.0 percent. The operating expense increase is primarily the result of the addition of nine tugs and nine tank barges on May 31, 2001. Daily operating expenses per vessel in the tug and tank barge segment remained fairly constant.

         As discussed in Note 2 to the unaudited consolidated financial statements contained herein, we adopted SFAS 142 effective January 1, 2002 and, accordingly, we have ceased amortizing goodwill. Operating expenses for the first nine months of 2001 included goodwill amortization of $0.1 million.

         General and Administrative Expense. Our general and administrative expense was $7.7 million for the nine months ended September 30, 2002 compared to $6.2 million for the same period in 2001, an increase of $1.5 million. This increase primarily resulted from increased overhead relating to the nine tugs and nine tank barges acquired on May 31, 2001 and increased costs associated with reporting obligations under federal securities laws that were in effect during all of the first nine months of 2002 but during only a portion of the first nine months of 2001.

         Interest Expense. Interest expense was $11.8 million for the nine months ended September 30, 2002 compared to $6.7 million for same period in 2001, an increase of $5.1 million or 76.1 percent. The increase in interest expense resulted from the refinancing of our conventional floating rate debt through the issuance of Senior Notes in July 2001 with a higher fixed rate and average balance of debt outstanding in the 2002 period. This increase was offset in part by the capitalization of interest costs of $3.2 million and $2.1 million for the first nine months of 2002 and 2001, respectively. Higher capitalized interest in the first nine months of 2002 was related to the construction in progress of seven offshore supply vessels compared to the construction of six vessels in progress during the same period in 2001.

         Interest Income. Interest income was $0.6 million for the nine months ended September 30, 2002 compared to $1.1 million for the same period in 2001, a decrease of $0.5 million or 45.4 percent. The decrease in interest income resulted from substantially lower interest rates earned on lower average cash balances invested during the first nine months of 2002 period compared to the same period in 2001.

         Income Tax Expense. Our effective tax rate was 38.0 percent for each of the nine months ended September 30, 2002 and 2001. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards, which were approximately $8.8 million as of December 31, 2001, and are available through 2017 to offset future taxable income. Our income tax rate is higher than the federal statutory rate due primarily to expected state tax liabilities and items not deductible for federal income tax purposes.

         Extraordinary Loss. A non-cash extraordinary loss of $1.9 million, net of taxes, was incurred during the nine months ended September 30, 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of our debt through the issuance of the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         We require capital to fund ongoing operations, the construction of new vessels, acquisitions and debt service. We have historically financed our capital requirements with cash flow from operations, issuances of equity and debt securities, and borrowings under our credit facilities.

         Net cash provided by operating activities was $11.9 million for the nine months ended September 30, 2002 compared to $23.0 million for the same period in 2001. Changes in cash flow from operating activities are principally the result of the timing of our construction draws paid for new vessel construction and interest paid on our $175 million Senior Notes.

         Net cash used in investing activities was $43.5 million for the nine months ended September 30, 2002 compared to $74.4 million for the same period in 2001. Net cash used in investing activities for each period included the cost of new vessel construction and, for the period ended September 30, 2001, also included the cost of the acquisition of tugs and tank barges from the Spentonbush/Redstar Group, affiliates of Amerada Hess Corporation.

         Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2002 relating to the issuance of additional common equity, which was offset in part by payments on borrowings under debt agreements. For the nine months ended September 30, 2001, net cash provided by financing activities of $77.1 million primarily resulted from the issuance of our Senior Notes.

         We have a three-year senior secured revolving line of credit (the "Revolver") with three banks for $50.0 million. Pursuant to the terms of the Revolver, our borrowings under this facility will initially be limited to $25.0 million unless we have obtained the lender's concurrence to borrow in excess of $25.0 million and are in compliance with the terms of the indenture governing our Senior Notes with respect to the incurrence of additional indebtedness. Borrowings under the Revolver accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0 percent to 1 percent, or (ii) the London Interbank Offered Rate, plus a margin of 1.75 percent to 3.0 percent. We are also required to pay a commitment fee on available but unused amounts ranging from 0.25 percent to 0.375 percent. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the agreement governing the Revolver. We can use the amounts we draw under the Revolver for working capital purposes and, in certain instances, for acquisitions and vessel construction. The Revolver is collateralized by four of our offshore supply vessels and four of our ocean-going tugs with an aggregate orderly liquidation value of approximately $75.0 million. Amounts drawn under the Revolver are payable upon demand. The terms of the Revolver call for it to expire on December 31, 2004; however, the Company believes that it will be renewed at that time. To date, we have made no drawings under the Revolver.

         As of September 30, 2002, we had outstanding debt of $172.2 million, net of original issue discount, under our 10 5/8% Senior Notes. Interest on the Senior Notes is payable semi-annually each February 1 and August 1. The Senior Notes do not require any payments of principal prior to their stated maturity on August 1, 2008, but pursuant to the indenture under which the Senior Notes are issued, we are required to make offers to purchase the Senior Notes upon the occurrence of specified events, such as certain asset sales or a change in control.

         The agreement governing the Revolver and the indenture under which the Senior Notes were issued impose operating and financial restrictions on us Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividends or other payments.

         As of September 30, 2002, we had cash of approximately $21.4 million and working capital of approximately $25.7 million. During the nine months ended September 30, 2002, we expended $36.3 million for new vessel construction, $9.9 million of which was incurred during the three months ended September 30, 2002. As of September 30, 2002, we were committed under vessel construction contracts to complete construction of five offshore supply vessels, including the first four vessels of our recently announced eight-vessel newbuild program. We are currently evaluating construction bids from shipyards for the last four vessels of this program. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $8.5 million that was incurred with respect to such vessels during the second and third quarters of 2002. As of September 30, 2002, the amount expected to be expended to complete construction of the five vessels was approximately $46.7 million, which becomes due at various dates during 2002 and 2003. In addition, we budgeted approximately $8.0 million during 2002 for drydocking expenses related to recertification of vessels and other maintenance capital expenditures. During the nine months ended September 30, 2002, we expended approximately $6.2 million for drydocking-related expenses for vessels (of which $2.6 million was accounted for as deferred charges and $2.3 million as adjustments to the basis of the vessels acquired from Spentonbush/Red Star Group) and $1.3 million for other vessel capital improvements. Under our accounting policy, we generally capitalize drydocking expenditures related to vessel recertification to deferred charges and amortize the amount over 30 or 60 months. During the nine months ended September 30, 2002, we also expended approximately $0.4 million for miscellaneous other additions to property, plant and equipment.

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

         We believe that cash on hand and cash generated from operations will provide sufficient funds to complete construction of the five offshore supply vessels currently under construction, including the first four vessels of our newbuild program discussed above, and to satisfy debt service and working capital requirements. Any excess funds will be available to finance our strategy, which includes expanding our fleet through the construction or acquisition of additional, or the retrofit of existing, offshore supply vessels, tugs and tank barges as needed to take advantage of the demand for such vessels. Depending on the market demand for offshore supply vessels, tugs and tank barges and consolidation opportunities that may arise, we may require additional debt or equity financing, including with respect to the last four vessels of our newbuild program.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table sets forth an aggregation of our contractual obligations and commercial commitments as of September 30, 2002, in thousands of dollars.

                                                   LESS THAN
                                        TOTAL        1 YEAR     1-3 YEARS     4-5 YEARS    THEREAFTER
                                      ---------    ---------    ---------     ---------    ----------
Long term debt (1).................   $172,268      $    21      $   28          $ --       $172,219
Operating leases (2)...............      4,142        1,441         933           568          1,200
Construction commitments (3).......     45,724       44,572       1,152            --             --
                                      --------      -------      ------          ----       --------
    Total .........................   $222,134      $46,034      $2,113          $568       $173,419
                                      ========      =======      ======          ====       ========

         (1)  Net of original issue discount of $2,781.

         (2) Includes an office lease of approximately 16,000 square feet for our new corporate headquarters located in Mandeville, Louisiana with an initial term of two years, which is expected to commence January 2003, and four two-year renewal options.

         (3) The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, but the amounts are not expected to change materially in the aggregate.

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

         -        the effects of competition;

         -        our ability to successfully integrate acquisitions;

         -        our ability to charter our vessels on acceptable terms;

         - our ability to access the debt and equity markets to fund our capital requirements, which may depend on general market conditions and our financial condition at the time; and

         -        our success at managing these and other risks.

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

         We are subject to interest rate risk on our long-term fixed interest rate Senior Notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The $175.0 million Senior Notes accrue interest at the rate of 10 5/8 percent per annum and mature on August 1, 2008. There are no scheduled principal payments under the Senior Notes prior to the maturity date.

         Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and we have not historically been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We recently entered into fixed time charters for two of our offshore supply vessels for service in Trinidad and Tobago. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax ("VAT") payments are paid in Trinidad dollars which creates an exchange risk related to currency fluctuations. We do not hedge against any foreign currency rate fluctuations associated with foreign currency VAT payments arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. Gains or losses associated with such fluctuations have not been material.

ITEM 4 - CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14 and 15d-14, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

         We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since our most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business. However, we are currently in arbitration with a shipyard regarding liquidated damages for vessel construction delays that contractually require the shipyard to pay us $1.2 million, and total change orders submitted to us, which range from $0.8 million to $3.0 million. Any payments recovered or to be paid as a result of the arbitration will adjust the vessel cost basis.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

Commencement of OSV Operations in Trinidad and Tobago

         In mid-August 2002, two of our offshore supply vessels, the 200' class HOS Thunderfoot and 240' class HOS Cornerstone commenced service under six-month time charters, with renewal options, with a major oil company operating in Trinidad and Tobago

RECENT DEVELOPMENTS

Appointment of Two New Directors

         On October 10, 2002, Patricia B. Melcher and David A. Trice were appointed to our Board of Directors to serve as a Class III director and Class II director, respectively. Ms. Melcher and Mr. Trice had originally been appointed to our board to fill the vacancies created by the resignations of Messrs. Christian G. Vaccari and Richard W. Cryar, respectively, which were to have been effective upon the completion of the initial public offering of our common stock for which we filed a registration statement in July 2002. In connection with our decision not to proceed with this offering (as discussed below), we decided to increase the size of our board from seven to nine directors and to appoint Ms. Melcher and Mr. Trice to the board immediately to fill the new positions. Messrs. Vaccari and Cryar continue to serve as directors on our board; however, their resignations from our board remain outstanding and will become effective, in connection with the closing date of an initial public offering of our common stock provided that such event occurs by either April 30, 2003 or the next annual meeting of our stockholders, whichever is earliest.

Withdrawal of IPO Registration Statement

         Effective October 11, 2002, we withdrew our Registration Statement on Form S-1 relating to a proposed initial public offering of our common stock. The Registration Statement was filed with the Securities and Exchange Commission on July 22, 2002. We believe that current market conditions make proceeding with the offering not advisable at this time.

Delivery of the HOS Sandstorm

         On October 20, 2002, we took delivery of the HOS Sandstorm, a 265' class offshore supply vessel. The HOS Sandstorm was immediately employed under a spot time charter with a large independent oil and gas company to support its deepwater operations in the Gulf of Mexico.

New Agreements with Mariner Energy, Inc.

         Effective October 31, 2002, we entered into a Vessel Use Agreement with Mariner Energy, Inc. with respect to two offshore supply vessels and one crewboat currently servicing the deepwater drilling rig, Homer Ferrington. Also effective October 31, 2002, we entered into a separate Alliance Agreement with Mariner pursuant to which we will have the exclusive right, in certain circumstances, to provide offshore supply vessels and crewboats to support Mariner's drilling operations in the Gulf of Mexico for the next two years. The execution of these agreements fully and satisfactorily resolves all previously reported matters involving Mariner.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

(A)      EXHIBITS:

Exhibit
Number                                Description
  3.1        Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on
             December 13, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated
             September 21, 2001, Registration No. 333-69826).

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

Exhibit
Number                                Description
 4.2        Supplemental Indenture dated as of December 17, 2001, between
            Wells Fargo Bank Minnesota, National Association (as
            Trustee), the Company, Hornbeck Offshore Services, LLC,
            (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC
            Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine
            Operators, Inc.), LEEVAC Marine, LLC and Energy Services
            Puerto Rico, LLC, with Notation of Subsidiary Guarantee by
            Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore
            Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC,
            (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC
            Marine, LLC and Energy Services Puerto Rico, LLC attached
            (incorporated by reference to Exhibit 4.1.1 to Amendment
            No. 2 to the Company's Registration Statement on Form S-4
            dated December 19, 2001, Registration No. 333-69826).

 4.3 Specimen 10-5/8% Series B Note due 2008 (incorporated by reference to Exhibit 4.4 to the Company's Registration
            Statement on Form S-4 dated September 21, 2001,
            Registration No. 333-69826).

*99.1       Certification of the Chief Executive Officer Pursuant to
            Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

*99.2       Certification of the Chief Financial Officer Pursuant to
            Section 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

(b)      Reports on Form 8-K.

         On July 24, 2002, we filed a report on Form 8-K announcing that we filed with the Securities and Exchange Commission a registration statement on Form S-1 relating to a proposed initial public offering of our common stock.

         On August 14, 2002, we filed a report on Form 8-K announcing that the certifications of our Chief Executive Officer and our Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 had been submitted to the Securities and Exchange Commission.

         On October 15, 2002, we filed a report on Form 8-K announcing that we had appointed two new directors to our board and had filed to withdraw our Registration Statement on Form S-1 relating to a proposed initial public offering of our common stock.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hornbeck Offshore Services, Inc.

Date: November 12, 2002           By: /s/ JAMES O. HARP, JR.
                                  ----------------------------------------------
                                      James O. Harp, Jr.
                                      Vice President and Chief Financial Officer

                                 CERTIFICATIONS

         I, Todd M. Hornbeck, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hornbeck Offshore Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002               By: /s/ TODD M. HORNBECK.
                                       ----------------------------------------
                                       Todd M. Hornbeck,
                                       President and Chief Executive Officer
                                      (Principal Executive Officer)

         I, James O. Harp, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hornbeck Offshore Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002             By: /s/ JAMES O. HARP, JR.
                                     ------------------------------------------
                                     James O. Harp, Jr.,
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                     EXHIBIT INDEX

Exhibit
Number                                Description
 3.1        Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on
            December 13, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated
            September 21, 2001, Registration No. 333-69826).

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

Exhibit
Number                                Description
 4.2        Supplemental Indenture dated as of December 17, 2001, between
            Wells Fargo Bank Minnesota, National Association (as
            Trustee), the Company, Hornbeck Offshore Services, LLC,
            (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC
            Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine
            Operators, Inc.), LEEVAC Marine, LLC and Energy Services
            Puerto Rico, LLC, with Notation of Subsidiary Guarantee by
            Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore
            Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC,
            (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC
            Marine, LLC and Energy Services Puerto Rico, LLC attached
            (incorporated by reference to Exhibit 4.1.1 to Amendment
            No. 2 to the Company's Registration Statement on Form S-4
            dated December 19, 2001, Registration No. 333-69826).

 4.3 Specimen 10-5/8% Series B Note due 2008 (incorporated by reference to Exhibit 4.4 to the Company's Registration
            Statement on Form S-4 dated September 21, 2001,
            Registration No. 333-69826).

*99.1       Certification of the Chief Executive Officer Pursuant to
            Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

*99.2       Certification of the Chief Financial Officer Pursuant to
            Section 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.