Form 10-K
period 2002-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2003-03-31
CIK 1131227

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-69826

                        HORNBECK OFFSHORE SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                         72-1375844                           4424
     State or other jurisdiction of    (I.R.S. Employer Identification    (Primary Standard Industrial
             incorporation or                      Number)                      Classification Code
               organization)                                                         Number)


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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ] NOT APPLICABLE.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of common stock, par value $.01 per share, held by non-affiliates of the Registrant is not ascertainable as such stock is privately held and there is no public market for such stock. The total number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 26, 2003 was 30,305,286.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.



================================================================================

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I............................................................................................................1
     Items 1 and 2. -- Business and Properties....................................................................1
         General..................................................................................................1
         Offshore Supply Vessels..................................................................................2
         Tugs And Tank Barges.....................................................................................6
         Our Competitive Strengths................................................................................9
         Our Strategy............................................................................................12
         Customers And Charter Terms.............................................................................13
         Competition.............................................................................................14
         Environmental And Other Government Regulation...........................................................15
         Operating Hazards And Insurance.........................................................................19
         Employees...............................................................................................19
         Properties..............................................................................................19
         Seasonality Of Business.................................................................................20
         Recent Developments.....................................................................................20
     Item 3 -- Legal Proceedings.................................................................................20
     Item 4 -- Submission of Matters to a Vote of Security Holders...............................................20

PART II..........................................................................................................21
     Item 5 -- Market for the Registrant's Common Stock and Related Stockholder Matters..........................21
     Item 6 -- Selected Financial Data...........................................................................22
     Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.............24
         General.................................................................................................24
         Critical Accounting Policies............................................................................26
         Results of Operations...................................................................................27
         Liquidity and Capital Resources.........................................................................32
         Contractual Obligations and Commercial Commitments......................................................34
         Inflation...............................................................................................35
         Recent Accounting Pronouncements........................................................................35
         Forward-Looking Statements..............................................................................37
     Item 7a -- Quantitative and Qualitative Disclosures About Market Risk.......................................38
     Item 8 -- Financial Statements and Supplementary Data.......................................................38
     Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.............38

PART III.........................................................................................................39
     Item 10 -- Directors and Executive Officers of the Registrant...............................................39
         Our Executive Officers and Directors....................................................................39
         Committees of the Board of Directors....................................................................42
         Compensation Committee Interlocks and Insider Participation.............................................42
         Term and Compensation of Directors......................................................................42
     Item 11 -- Executive Compensation...........................................................................45
         Summary Compensation Table..............................................................................45
         Option Grants...........................................................................................46
         Fiscal Year End Option Values...........................................................................47


         Employment Agreements...................................................................................47
         Incentive Compensation Plan.............................................................................48
         401(K) Retirement Plan..................................................................................49
     Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...50
         Principal Stockholders..................................................................................50
         Equity Compensation Plan Information....................................................................52
     Item 13 -- Certain Relationships and Related Transactions...................................................53
     Item 14 -- Controls and Procedures..........................................................................54

PART IV..........................................................................................................55
     Item 15 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................55

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................F-1

SIGNATURES......................................................................................................S-1

CERTIFICATIONS..................................................................................................C-1

                                     PART I

ITEMS 1 AND 2. -- BUSINESS AND PROPERTIES.

     Hornbeck Offshore Services, Inc. (f/k/a HORNBECK-LEEVAC Marine Services, Inc.) was incorporated under the laws of the State of Delaware in 1997 under the name "HV Marine Services, Inc." In this Form 10-K, "company," "we," "us" and "our" refers to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

GENERAL

     We are a leading owner and operator of deepwater-capable offshore supply vessels serving the offshore oil and gas industry. In 1997, we commenced a growth-oriented newbuild program using our proprietary deepwater-OSV designs. We currently operate a fleet of 14 deepwater OSVs in the Gulf of Mexico with an average age of approximately 2.5 years. We have seven additional deepwater OSVs planned or under construction.

     Demand for our OSV services is primarily driven by deepwater drilling and production activity. In the late-1990s, we identified a significant opportunity in and developed a plan to exploit the emerging interest in deepwater exploration and production in the Gulf of Mexico. Since then, the deepwater Gulf of Mexico has become an increasingly active oil and natural gas producing region. According to the Minerals Management Service, in 2001, the deepwater accounted for approximately 59 percent of total Gulf of Mexico oil production and 23 percent of total Gulf of Mexico natural gas production. Successful exploration and development in deepwater areas requires a new generation of expensive drilling rigs and production platforms and other advanced drilling and production technology. We believe that these expensive projects are served most effectively by a new generation of deepwater OSVs capable of supporting day-to-day operations in a manner that minimizes costly downtime in terms of both drilling rig dayrates and lost oil and natural gas production.

     We believe that the existing fleet of conventional, 180' OSVs working in shallow water areas, such as the continental shelf of the Gulf of Mexico, is not capable of operating effectively in the deepwater market due to insufficient cargo capacity and lack of dynamic positioning capability. Dynamic positioning allows a vessel to maintain position without the use of anchors through a sophisticated, computerized system. Since 1997, we have assembled a core team of naval architects and other marine professionals to design and operate a new class of OSVs that specifically address the challenges of deepwater operations. All of our deepwater OSVs have been built based on the proprietary designs and to the specifications of our in-house design team. As a result, all of our deepwater OSVs have enhanced capabilities that allow them to be used effectively in all stages of a deepwater project and for specialty services. Although we currently operate primarily in the Gulf of Mexico, all of our OSVs are capable of operating in all deepwater regions around the world. We have two OSVs currently operating in Trinidad and Tobago and are actively pursuing contracts in additional foreign markets in response to increased customer requests for our offshore supply vessels. We will continue to analyze opportunities to deploy more of our deepwater OSVs into foreign markets, including Trinidad, Mexico and Brazil, under appropriate circumstances.

     We are also a leading provider of marine transportation services to the energy industry in the northeastern United States and Puerto Rico. We currently own and operate a fleet of 12 ocean-going tugs, 16 ocean-going tank barges and one coastwise tanker. We believe our tug and tank barge business complements our OSV business, provides additional revenue and geographic diversification and allows us to offer another line of services to integrated oil and gas companies. Demand for our tug and tank barge services is driven primarily by the consumption of refined petroleum products.

     Our principal executive offices are located at 414 North Causeway Boulevard, Mandeville, Louisiana 70448, and our telephone number is
(985) 727-2000. Our company's website address is www.hornbeckoffshore.com.

OFFSHORE SUPPLY VESSELS

THE OSV INDUSTRY

     Offshore supply vessels serve exploratory and developmental drilling rigs and production facilities and support offshore construction and subsea maintenance activities. OSVs differ from other types of marine vessels in their cargo carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs transport liquid mud, potable and drilling water, diesel fuel and dry bulk cement.

     In general, demand for OSVs is primarily related to the level of drilling activity, which can be influenced by a number of factors, including oil and natural gas prices and drilling budgets of exploration and production companies. As a result, utilization and dayrates are directly related to oil and natural gas prices and drilling activity. However, dayrates and utilization in deepwater regions are generally less sensitive to short-term commodity price fluctuations due to the long-term nature of deepwater projects in general.

     The Gulf of Mexico is a critical oil and natural gas supply basin for the United States, accounting for 20 percent and 26 percent, respectively, of total U.S. oil and natural gas production in 2001. Offshore oil and natural gas activity in the Gulf of Mexico is bifurcated between the shallow water, or continental shelf, and deepwater regions. Each region has distinct characteristics both in terms of oil and natural gas exploration, development and production activities and OSV requirements.

     The continental shelf of the Gulf of Mexico is a mature producing region with hydrocarbon reserves that demonstrate increasingly rapid production decline rates. While significant infrastructure exists in this region and oil and natural gas exploration, development and production activities are less costly than in the deepwater, drilling activity is more sensitive to fluctuations in commodity prices, particularly the price of natural gas. Decreases in oil and natural gas prices generally result in reduced offshore drilling activity and lower demand for OSV services in the shallow water areas of the Gulf of Mexico as low commodity prices undermine the economic viability of these projects. This causes a corresponding decline in dayrates for and utilization of OSVs that operate in this region.

     By contrast, the deepwater region of the Gulf of Mexico, which is generally defined as water depths between 1,000 and 5,000 feet, is an emerging market with many unexplored areas of potential oil and natural gas reserves and is an increasingly important source of oil and natural gas production. From 1990 to 2001, production in the deepwater Gulf of Mexico increased from 4 percent to 59 percent of total Gulf of Mexico oil production and from 1 percent to 23 percent of total Gulf of Mexico natural gas production. The relatively large capital commitments, long lead times and investment horizons associated with deepwater exploration, development and production activities make it less likely that an oil and gas company will abandon a deepwater project upon a short-term decline in oil or natural gas prices. This is particularly true in the ultra-deepwater, which is generally defined as water depths in excess of 5,000 feet. As a result, despite recent fluctuations in commodity prices, the active Gulf of Mexico OSV fleet operating in the deepwater and ultra-deepwater regions continues to maintain high utilization compared to the continental shelf, at dayrates that have remained relatively stable, although softer than a year ago.

     According to Offshore Marine Services Association, the U.S.-flagged OSV fleet totaled 354 vessels as of December 1, 2002, substantially all of which were located in the Gulf of Mexico. Of this total, approximately 248, or 70 percent, are conventional, 180' OSVs that were operating primarily on the continental shelf. Approximately 106 are deepwater capable and were operating primarily in the deepwater Gulf of Mexico. Of the conventional OSV fleet, 109 were cold-stacked. Vessels that are cold-stacked have generally been removed from active service by the operator due to lack of demand. In contrast, no deepwater OSVs were cold-stacked at that time.

THE MARKET FOR DEEPWATER OSVS

     Deepwater drilling, exploration and production activities require specialized equipment and higher volumes of supplies to meet the more difficult operating environment that characterizes the deepwater region. To accommodate operations in this environment and meet customer demands, deepwater OSVs, including our entire OSV fleet, are designed with larger capacities, including greater liquid mud and dry bulk cement capacities, as well as larger areas of open deck space, and longer voyage capabilities than conventional OSVs. In addition, drilling rigs and OSVs operating in deepwater environments generally require dynamic positioning, or anchorless station-keeping, capability to enable continued operation in adverse weather conditions. For safety reasons, customers do not allow OSVs to tie up to deepwater installations. We believe that vessels in the existing fleet of conventional OSVs, substantially all of which lack dynamic positioning capability and sufficient on-deck or below-deck cargo capacity, are not capable of operating effectively or economically in the deepwater market.

     Recent discoveries of deepwater fields in the Gulf of Mexico have resulted in increased developmental and exploratory drilling activities. Of the 86 deepwater Gulf of Mexico fields discovered to date, 56 fields had begun production by the end of June 2002. Moreover, utilization rates for deepwater OSVs in the Gulf of Mexico have averaged nearly 100 percent over the last two years compared to an average utilization rate for the conventional OSV fleet of approximately 75 percent over the same period. Given the recent and expected deepwater activity, we believe that the supply of OSVs, including vessels currently available and vessels being constructed under announced construction plans, is more than sufficient to meet the current and near term demand for such vessels, but long-term projections of deepwater activity indicate a potential shortage. Furthermore, although U.S.-flagged vessels operating in overseas locations may be remobilized to the Gulf of Mexico, we believe it is unlikely that any such remobilization would have a significant impact on the supply of deepwater OSVs in the near future. With the existing deepwater fleet operating near full capacity, this demand is most likely to be met through new construction of deepwater OSVs.

OUR OSV BUSINESS

     We currently own and operate a fleet of 14 deepwater OSVs and have seven deepwater OSVs planned or under construction. Our in-house engineering team designed our fleet of OSVs specifically to meet the demands of deepwater regions. Where appropriate, we work closely with potential charterers to design vessels specifically to meet their anticipated needs, particularly when the charterer will operate a deepwater project that could have a duration of more than 20 years and require expenditures exceeding $1 billion. Our vessels have two to three times the dry bulk capacity and deck space, three to 10 times the liquid mud capacity and two to four times the deck tonnage compared to conventional, 180' OSVs, which are used primarily on the continental shelf. Our advanced cargo handling systems allow for dry bulk and liquid cargoes to be loaded and unloaded three times faster, while the solid state controls of our engines typically result in a 20 percent greater fuel efficiency than vessels powered by conventional engines. In addition, we believe that the superior capabilities of our deepwater OSVs allow them to earn higher average dayrates and utilization rates than those generated by our peers.

     All of our OSVs are equipped with advanced dynamic positioning systems that allow our vessels to maintain position within a minimal variance. The unique hull design and integrated rudder and thruster system of our OSVs provide for a more manageable vessel. Our OSVs have been designed with state-of-the-art lifesaving monitoring, emergency power, fire alarm and fire suppression systems and systems monitoring equipment. These vessels also have double-bottomed and double-sided hulls that minimize the environmental impact of hull penetrations, solid state control that minimizes visible soot and polluting gases and zero discharge sewage and waste systems that minimize the impact on marine environments. Although we operate primarily in the Gulf of Mexico, two of our OSVs are currently operating offshore Trinidad and Tobago and all of our vessels are capable of operating in deepwater regions around the world and all of our vessels are either fully SOLAS (Safety of Life at Sea) certified or SOLAS ready. SOLAS is the international convention that regulates the technical characteristics of vessels for purposes of ensuring international standards of safety for vessels engaged in commerce between international ports.

     We design our OSVs to support certain specialty services, including well stimulation, remotely operated vehicles, or ROVs, used in oilfield subsea construction and maintenance, underwater inspections, marine seismic operations, and certain non-energy applications such as fiber optics cable installation. We design our OSVs to include such characteristics as maneuverability, fuel efficiency and firefighting capacity, which strengthen demand for their use in specialty situations. Two of our vessels, the HOS Innovator and the HOS Dominator, currently provide ROV subsea construction and maintenance support for a large oilfield service company under contracts with three-year initial terms. The BJ Blue Ray provides well stimulation support services for another large oilfield service company under a contract with a five-year initial term.

     The following table provides information, as of March 26, 2003, regarding our existing fleet of deepwater OSVs, as well as those we currently have under construction.

                             OFFSHORE SUPPLY VESSELS

                                                                       DATE
                                            CURRENT SERVICE          COMMENCED               BRAKE
          NAME               CLASS             FUNCTION(1)            SERVICE              HORSEPOWER
------------------------     -----         -----------------     -----------------        ------------
HOS Crossfire...........      200                Supply            November 1998             4,000
HOS Super H.............      200                Supply            January 1999              4,000
HOS Brigadoon...........      200                Supply            March 1999                4,000
HOS Thunderfoot.........      200                Supply            May 1999                  4,000
HOS Dakota..............      200                Supply            June 1999                 4,000
HOS Deepwater...........      240                Supply            November 1999             4,000
HOS Cornerstone.........      240                Supply            March 2000                4,000
HOS Innovator...........      240E             ROV Support         April 2001                4,500
BJ Blue Ray.............      265           Well Stimulation       November 2001             6,700
HOS Dominator...........      240E             ROV Support         February 2002             4,000
HOS Brimstone...........      265                Supply            June 2002                 6,700
HOS Stormridge..........      265                Supply            August 2002               6,700
HOS Sandstorm...........      265                Supply            October 2002              6,700
HOS Bluewater...........     240ED               Supply            March 2003                4,000
HOS Gemstone............     240ED                 TBD             July 2003 (est.)          4,000
HOS Greystone...........     240ED                 TBD             October 2003 (est.)       4,000
HOS Silverstar..........     240ED                 TBD             December 2003 (est.)      4,000

----------

(1)  ROV: remotely operated vehicle

     TBD: to be determined

     The table above does not contain any information with respect to the four additional OSVs for which we have evaluated construction bids from shipyards in connection with our current newbuild program. Demand for deepwater offshore supply vessels in the Gulf of Mexico and foreign markets will be a key determinant of when the four additional OSVs will be constructed.

     We have designed five distinct classes of OSVs to meet the diverse needs of the offshore oil and gas industry. The following table provides a comparison of certain specifications and capabilities of our deepwater and ultra-deepwater OSVs to conventional, 180' OSVs used primarily in shallow water.

                                                                                 HORNBECK OSV CLASS
                                                         ------------------------------------------------------------------
                                        CONVENTIONAL
                                        180'  OSV(1)         200           240          240E          240ED          265
                                       --------------    ----------     ---------     ---------     ---------     ---------
SIZE
  Class length overall (ft.).......           180              200            240           240           240           265
  Breadth (ft.)....................            40               54             54            54            54            60
  Depth (ft.)......................            14               18             18            18            20            22
  Maximum draft (ft.)..............            12               13             13            13            15            16
  Deadweight (long tons)...........           950            1,750          2,250         2,250         2,750         3,850
  Clear deck area (sq. ft.)........         3,450            6,580          8,836         8,836         8,836         9,212
CAPACITY
  Fuel capacity (gallons)..........        79,400           90,000        151,800       151,800       151,800       148,300
  Fuel pumping rate (gallons
    per minute)....................           275              550            550           550           550           550
  Drill water capacity (cu. ft.)...       141,000          240,000        240,000       240,000       311,000       413,000
  Dry bulk capacity (cu. ft.)......         4,000            7,000          8,400         8,400         6,000        10,800
  Liquid mud capacity
    (barrels)......................         1,200            3,640          6,475         6,475         8,300        10,500
  Liquid mud pumping rate
    (gals per minute)..............           250              500          1,000         1,000         1,000         1,000
  Potable water capacity
    (gallons)......................        11,500           52,200         52,200        52,200        30,400        19,800
MACHINERY
  Main engines (horsepower)........         2,250            4,000          4,000         4,000         4,000         6,700
  Auxiliaries (number).............             2                3              3             3             3             3
  Total rating (kw)................           200              750            750           750           750           860
  Bow thruster (horsepower)........           325              800          1,600         1,600         1,600         2,400
                                            Fixed     Controllable   Controllable  Controllable  Controllable  Controllable
    Type...........................         Pitch            Pitch          Pitch         Pitch         Pitch         Pitch
  Stern thruster (horsepower)......           N/A              N/A            300           800           800         1,600
                                                                     Controllable  Controllable  Controllable  Controllable
    Type...........................            --               --          Pitch         Pitch         Pitch         Pitch
  Fire fighting (gallons per                1,000            1,250          2,700         2,700         2,700         2,700
    minute)........................
  Dynamic positioning (2)..........           N/A            DP0,1            DP1           DP2           DP2         DP2,3
CREW REQUIREMENTS
  Number of personnel (3)..........             5                6              6             7             7             8

----------

(1) Statistics are for a typical 180' class vessel. Actual specifications and capabilities may vary from vessel to vessel.

(2) Dynamic positioning permits a vessel to maintain position without the use of anchors. The numbers "0," "1," "2" and "3" refer to increasing levels of technical sophistication and system redundancy features.

(3) Regulatory manning requirements; depending on the services provided, operators may man vessels with more crew than required by regulations.

TUGS AND TANK BARGES

THE TUG AND TANK BARGE INDUSTRY

     Petroleum products are transported in the northeastern United States through a vast network of refineries, terminals, tankers and pipelines. We believe, based upon our analysis of the industry, that approximately 1.2 million barrels of petroleum products are transported each day by tank barges operating in the coastwise trade in this region. Tugs and tank barges are also used to transport petroleum products in Puerto Rico and other Caribbean islands.

     Demand for tug and tank barge services in the northeastern United States is primarily driven by population growth, the strength of the U.S. economy and changes in weather and transportation patterns that affect consumption of heating oil, gasoline, diesel and jet fuel. The tank barge market in general is marked by steady demand and we believe that demand for refined petroleum products and crude oil will remain steady in the foreseeable future.

     The largest single market in the northeastern United States is New York Harbor. Imported petroleum products are primarily delivered to New York Harbor as it has the capacity to receive products in cargo lots of 50,000 tons or more per tanker. By contrast, draft limitations in most New England ports and drawbridge limitations in Boston and Portland, Maine limit the average cargo carrying capacity of direct imports into many of the largest New England ports to about 30,000 tons per tanker. As a result, ships importing directly into New England must frequently discharge in multiple ports or terminals or transfer cargoes to tank barges, involving more time and cost. As existing tankers are retired, they are typically replaced by larger tankers. As larger petroleum tankers are being built, we believe that direct delivery into New York Harbor with onward barging to New England, the Hudson River and Long Island will increase.

     We also believe that demand for barging services will increase as larger oil tankers are built to replace oil tankers removed from service due to mandates under the Oil Pollution Act of 1990, or OPA 90. These larger-sized tankers are being built to facilitate the importation of crude oil and petroleum products into the United States, which is expected to grow at compound annual growth rates of 1.7 percent and 4.9 percent, respectively, through 2020, according to the Energy Information Agency. These larger tankers will require lightering services provided by tugs and tank barges.

     In addition, OPA 90 has imposed significant limits on the service lives and capacity of most existing tank barges. Based upon our analysis of the industry, we believe that at the time OPA 90 was passed, approximately 50 percent of the U.S. flagged tanker and tank barge fleet in the northeastern United States affected by OPA 90 was required to be retired or substantially reconstructed by December 31, 2004.

OUR TUG AND TANK BARGE BUSINESS

     We own and operate a fleet of 12 ocean-going tugs, 16 ocean-going tank barges and one coastwise tanker. One of our tank barges is a double-hulled tank barge and is not subject to OPA 90 retirement dates. Ten of our 15 single-hulled tank barges are not required under OPA 90 to be retired or double-hulled until 2015. Of our remaining single-hulled tank barges, three are required to be retired or modified before 2005, and two in 2009. Our coastwise tanker is not subject to OPA 90 retirement dates. Based on the remaining lives of the majority of our tank barge fleet under OPA 90, we believe we are well positioned to obtain additional customers in the northeastern United States as currently available capacity is required to be removed from service or substantially reconstructed.

     Generally, a tug and tank barge work together as a "tow" to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either "clean" or "dirty" along the upper east coast of the United States, the coast of Puerto Rico and in the Caribbean. Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts.

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

     On May 31, 2001, we acquired nine ocean-going tugs and nine ocean-going tank barges from the Spentonbush/Red Star Group, composed of certain affiliates of Amerada Hess, as well as the business related to these tugs and tank barges, greatly expanding our capacity in the northeastern United States and increasing our market share of the coastwise trade on the U.S. upper east coast. As part of the acquisition, Amerada Hess entered into a long-term contract of affreightment with us pursuant to which Amerada Hess has committed to use us as its exclusive marine logistics provider and transporter of liquid petroleum products in the northeastern United States. Under this contract, Amerada Hess has committed to transport by tank barge a minimum of 45 million barrels annually for an initial period from June 1, 2001 through March 31, 2006 with options to renew for subsequent periods. Also under the contract, we have the opportunity, on a reasonable commercial efforts basis, to coordinate the marine logistics for Amerada Hess in the southeastern United States, subject to Amerada Hess's right to cancel within 30 days after December 31 of each year of the contract. The contract of affreightment will provide us with a significant source of revenues over the life of the contract. Our contract of affreightment allows Amerada Hess to reduce its minimum annual cargo volume commitment subject to a significant adjustment penalty. If Amerada Hess does not transport volumes as contemplated under the contract, we believe that we would be able to replace such volumes through other customers.

     The following tables provide information, as of March 26, 2003, regarding the tugs, tank barges and the coastwise tanker we own.

                                OCEAN-GOING TUGS

                                   GROSS           LENGTH                              BRAKE
           NAME                   TONNAGE          (FEET)          YEAR BUILT        HORSEPOWER
-------------------------    ---------------  ----------------  ----------------     ----------
Ponce Service............          190              107               1970              3,900
Caribe Service...........          194              111               1970              3,900
Atlantic Service.........          198              105               1978              3,900
Brooklyn Service.........          198              105               1975              3,900
Gulf Service.............          198              126               1979              3,900
Tradewind Service........          183              105               1975              3,200
Yabucoa Service..........          183              105               1975              3,000
Spartan Service..........          126              102               1978              3,000
Sea Service..............          173              109               1975              2,820
North Service............          187              100               1978              2,200
Bay Ridge Service........          194              100               1981              2,000
Stapleton Service........          146               78               1966              1,530

                  OCEAN-GOING TANK BARGES AND COASTWISE TANKER

                                            BARREL                                              OPA 90
               NAME                        CAPACITY       LENGTH (FEET)       YEAR BUILT        DATE(1)
---------------------------------        -------------    --------------    ---------------    ----------
Ocean-Going Tank Barges:
Energy 11101.....................           111,844            420              1979             2009
Energy 11102.....................           111,844            420              1979             2009
Energy 9801......................            97,432            390              1967             2004
Energy 9501......................            94,442            346              1972             2004
Energy 8701......................            86,454            360              1976             2004
Energy 8001 (2)..................            81,364            350              1996             N/A
Energy 7002......................            72,693            351              1971             2015
Energy 7001......................            72,016            300              1977             2015
Energy 6504......................            66,333            305              1958             2015
Energy 6505......................            65,710            328              1978             2015
Energy 6503......................            65,145            327              1988             2015
Energy 6502......................            64,317            300              1980             2015
Energy 6501......................            63,875            300              1974             2015
Energy 5501......................            57,848            341              1969             2015
Energy 2201......................            22,556            242              1973             2015
Energy 2202......................            22,457            242              1974             2015
Coastwise Tanker:
Energy 9001 (3)..................                --            402              1992             N/A

----------

(1) For a discussion of OPA 90 see "-- Environmental and Other Governmental Regulations" below.

(2) This vessel, formerly known as the T/B Kilchis, is a double-hulled tank barge that was acquired on February 28, 2003. Upon closing, we renamed this vessel the Energy 8001.

(3) This coastwise tanker, formerly known as the M/V W.K. McWilliams, Jr., was acquired on November 15, 2001, and is not currently certificated to transport petroleum products. Therefore, barrel capacity is not applicable to this vessel.

OUR COMPETITIVE STRENGTHS

     Technologically Advanced Fleet of Deepwater OSVs. Our OSVs were designed with the operating specifications necessary for operations in deepwater regions and have significantly more capacity and operate more efficiently than conventional OSVs. In addition, we believe that safety is an increasingly important consideration for oil and gas operators due to the environmental and regulatory sensitivity associated with offshore drilling and production activity. While operators are especially concerned with a vessel's ability to avoid collisions with multi-million dollar drilling rigs or production platforms during adverse weather conditions, they are hesitant to stop operations in such conditions because of the high daily cost of halting a deepwater operation. Our vessels incorporate sophisticated technologies and are designed specifically to operate safely in the rougher seas in deepwater environments. These technologies include dynamic positioning, roll reduction, controllable pitch thrusters and our unique cargo handling systems, which permit high volume transfer rates of liquid mud and dry bulk. We believe that we earn higher average dayrates and utilization rates than those of our peers for the following reasons: the superior capabilities of our deepwater OSVs and the collaborative efforts of our in-house design team in providing marine engineering solutions to our customers.

     Young OSV Fleet. We believe that we operate the youngest fleet of OSVs in the Gulf of Mexico. While over 70 percent of the Gulf of Mexico OSV fleet is over 18 years old, the average age of our OSV fleet is approximately 2.5 years, and we have seven additional deepwater OSVs currently planned or under construction. Newer vessels experience less downtime and require significantly less capital expenditures for scheduled drydockings and maintenance compared to older vessels. The average intermediate drydocking for recertification for one of our OSVs generally lasts five to 10 days in the shipyard and costs approximately $0.3 million. In contrast, the typical drydocking for recertification of a conventional, 180-foot OSVs may last up to 60 days in the shipyard and can cost as much as $1.5 million. We believe that our operation of new technologically advanced, deepwater OSVs gives us a competitive advantage in obtaining long-term contracts for our vessels and in attracting and retaining crews. Since we accepted delivery of our first OSV in November 1998, the average utilization rate for our OSVs has been approximately 95 percent. According to One Offshore, formerly Offshore Data Services, the Gulf of Mexico industry average was approximately 75 percent over the same time period, based on vessels available for service. We expect that our newer, larger, faster and more cost-efficient vessels will remain in high demand as deepwater exploration, development and production activity continues to increase globally.

     Leading Market Presence in Core Target Markets. We are the second largest operator of deepwater OSVs in the Gulf of Mexico. We have a larger presence in the deepwater Gulf of Mexico than any of our publicly traded competitors, with 12 of our 14 OSVs operating there. We will strengthen this position and our ability to serve other markets following delivery of the seven deepwater OSVs we currently have planned or under construction. We operate one of the largest fleets of tugs and tank barges for the transportation of petroleum products in Puerto Rico and believe that we are also the fourth largest tank barge transporter of petroleum products in New York Harbor. Our offshore supply vessel and ocean-going tug and tank barge fleets also benefit from the restrictions of
Section 27 of the Merchant Marine Act of 1920, commonly referred to as the Jones Act, which requires that vessels engaged in coastwise U.S. trade, including along the coast of Puerto Rico, be built in the United States, be U.S.-flagged and be owned and managed by U.S. citizens. This law effectively prohibits vessels that are either foreign-flagged or foreign-built, whether owned and operated by foreign or domestic companies, from operating in our market areas.

     Successful Track Record of Deepwater OSV Construction. Our management possesses significant naval architecture, marine engineering and shipyard experience. We believe we are unique in the manner in which we design our own OSVs and work closely with our contracted shipyards in their construction. In addition, we typically source and supply much of the manufactured components (owner-furnished equipment) from vendors other than the shipyard, comprising a large portion of the aggregate cost of a vessel. This approach results in substantial cost savings by avoiding the shipyard's mark-up on such equipment and enabling us to qualify for volume discounts with our non-shipyard vendors. This approach also fosters direct relationships with the vendors of our major equipment systems, which enhances the level of service we receive from such vendors during the warranty period. We delivered our current fleet of 14 deepwater OSVs substantially on time and on budget. As previously reported, two of our recently delivered vessels experienced shipyard delays; however, we settled arbitration proceedings with the shipyard in question and were awarded liquidated damages with respect to such delays. We believe that our history of delivering new vessels without significant delays provides us with a competitive advantage in obtaining contracts for our vessels prior to their actual delivery.

     Favorable OPA 90 Fleet Status. Based upon our analysis of the industry, we believe that at the time OPA 90 was passed, approximately 50 percent of the single hulled tank barge capacity serving the northeastern United States was required to be retired or substantially reconstructed before 2005. Because most of our barges are not required to be double-hulled until 2015, we believe we have a competitive advantage over operators with significant numbers of tank barges that must be retired or modified to add double hulls before that date.

     Long-Term Contracts and a Diversified Fleet. Currently, five of our 14 OSVs operate under long-term contracts with expiration dates ranging from April 2003 to November 2006. These contracts generally provide for full year-round utilization, are, in some instances, based on dayrates with a built-in escalation clause and are exclusively dedicated to the charterer. We often receive more inquiries regarding the charter of our vessels than we have vessels to contract, allowing us to select our charterers carefully. We continue to experience high levels of inquiries as potential charterers have become aware of the capabilities and performance of our newly constructed OSVs. A majority of our tug and tank barge capacity is operating under a long-term contract of affreightment through at least November 2006. In addition, our long-term contract with Amerada Hess, when coupled with our operation of tugs and tank barges in both the northeastern United States and Puerto Rico, provides revenue diversification to complement our OSV fleet. We also operate two of our tank barges in the Caribbean under contracts that have been renewed in each of the last three years. We believe that by having many of our vessels operating under long-term contracts, we have a competitive advantage because it provides us a stable base of revenue and cash flow throughout the energy service industry cycle, and enhances our ability to manage our long-term growth.

     Experienced Management Team with Proven Track Record. Our executive management team has an average of 21 years of domestic and international marine transportation industry-related experience. We believe that our team has successfully demonstrated its ability to grow our fleet through new construction and strategic acquisitions and to secure profitable contracts for our vessels in favorable and unfavorable market conditions. Moreover, our in-house engineering team enables us to design and manage our new vessel construction program, adapt our vessels for specialized purposes, oversee and manage the drydocking process and provide custom marine engineering solutions to our customers. We believe this will continue to result in a lower overall cost of ownership over the life of our vessels compared to our competitors, as well as a competitive advantage in securing contracts for our OSVs as the benefits of our proprietary designs and in-house engineering capabilities are recognized by our customers.

     Numerous Industry-Recognized Safety and Quality Certifications. As part of our commitment to quality and safety, we have pursued on a voluntary basis and have received certifications and classifications that are not generally held by other companies in our industry. We maintain ISO 9002 and ISO 14001 certifications for quality and environmental management, respectively, from the International Standards Organization with respect to the eight tugs and nine tank barges acquired from the Spentonbush/Red Star Group. We are one of the few OSV companies operating in the Gulf of Mexico that is approved under the U.S. Coast Guard's Streamlined Inspection Program in which we and the Coast Guard cooperate to develop training, inspection and compliance processes, with our personnel conducting periodic examinations of vessel systems and taking corrective actions where necessary. Both of our principal office locations in Mandeville, Louisiana and Brooklyn, New York, as well as the majority of our vessels, including all of our OSVs and our tugs and tank barges acquired from the Spentonbush/ Red Star Group, are also certified under the International Safety Management Code, developed by the International Maritime Organization to provide internationally recognized standards for the safe management and operation of ships and for pollution prevention. Our OSVs are classed by the American Bureau of Shipping, which develops and verifies standards for the design, construction and operational maintenance of vessels and facilities. We believe that our numerous industry certifications are a competitive advantage given that safety is an increasingly important consideration for oil and gas operators due to the environmental and regulatory sensitivity associated with offshore drilling and production activity.

OUR STRATEGY

     We have adopted the following mission statement, which we believe summarizes our strategy: "Our mission is to be recognized as the energy industry's marine transportation and service company of choice for our customers, employees and investors through innovative, high quality, value-added business solutions delivered with enthusiasm, integrity and professionalism with the utmost regard for the safety of individuals and the protection of the environment." To implement our mission, we have developed a strategy including the following elements:

     Maintain Technologically Advanced Fleet. We designed our OSVs to meet the higher capacity and performance needs of our clients' drilling and production programs. We have accomplished this by building our deepwater OSVs with sophisticated propulsion and cargo handling systems, dynamic positioning capabilities and larger capacities. We are committed to applying existing or developing new technologies in each new vessel construction program in order to continue to improve our service offerings and meet the evolving needs of our customers.

     Maintain Strong Focus In Deepwater Regions. We intend to maintain our focus on operating high quality OSVs in deepwater regions. Oil and natural gas exploration and development activity in these regions have increased recently as a result of several factors including world-class exploration potential, improvements in exploration and production technologies for deepwater projects, and slowing or declining production from onshore and shallow water fields. We believe that the deepwater regions worldwide will continue to be active areas for exploration and development in the foreseeable future, and that demand for our OSVs, which are uniquely equipped to serve the current and planned drilling programs in these markets, will continue to be strong.

     Expand Fleet Through Newbuilds And Selective Acquisitions. We plan to expand our fleet through construction of new vessels, including our current eight-vessel newbuild program and strategic acquisitions. Market demand for vessels, including demand in international markets, will be the main determinant of the level and timing of construction of additional vessels. We believe that acquisition opportunities are likely to arise as consolidation in our industry continues. We intend to use our expertise and experience to evaluate strategic acquisitions where the opportunity exists to increase market share and create or enhance long-term client relationships. To date, we have completed four acquisitions involving ocean-going tugs and tank barges and one acquisition of a coastwise tanker.

     Pursue Optimal Mix of Long-Term and Short-Term Contracts. We seek to balance our portfolio of charters with both long-term and short-term charters. Long-term contracts provide more predictable cash flow, and short-term charters may provide the opportunity to benefit from increasing dayrates. We intend to maintain a significant percentage of our assets working under long-term contracts, which results in high utilization rates and provides a stable cash flow base to manage debt obligations. The average initial term for our current OSV term contracts is approximately three years. Our contract of affreightment with Amerada Hess for the services of tugs and tank barges in the northeastern United States has an initial term of June 1, 2001 through March 31, 2006. Our other tug and tank barge contracts typically have been renewed annually over the last several years.

     Continue To Leverage Existing Customer Relationships. We intend to build upon existing customer relationships by expanding our services to those customers with diversified marine transportation needs. Many integrated oil and gas companies require OSVs to support their exploration and production activities and ocean-going tugs and tank barges to support their refining, trading and retail distribution activities. In addition, many of our customers conduct operations in international markets and have chartered two of our OSVs for use overseas. Our OSVs are capable of operating in all of the major deepwater oil and natural gas producing regions of the world. Our management team has significant international experience and is currently evaluating several additional such opportunities.

     Optimize Tug And Tank Barge Operations. Prior to our acquisition of tugs and tank barges from the Spentonbush/Red Star Group, those vessels were largely dedicated to the use of Amerada Hess and its affiliates in New York Harbor. Since that acquisition, we have consolidated the operational management of our entire tug and tank barge fleet, including our Puerto Rican fleet, in our Brooklyn facility. This enables us to market our services to customers other than Amerada Hess in the northeastern United States, while we continue our efforts to reduce costs and otherwise optimize utilization.

CUSTOMERS AND CHARTER TERMS

     Major oil companies, large independent oil and gas exploration, development and production companies and large oil service companies constitute the majority of our customers for our OSV services, while refining, marketing and trading companies constitute the majority of our customers for our tug and tank barge services. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer's projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2002, Amerada Hess Corporation and BHP Billiton each accounted for more than 10 percent of our total revenues for such period.

     We enter into a variety of contract arrangements with our customers, including spot and time charters, contracts of affreightment and consecutive voyage contracts. Our contracts are obtained through competitive bidding or, with established customers, through negotiation.

     Currently, five of our 14 OSVs operate under long-term charters. Most of the contracts for our OSVs contain early termination options in favor of the customer; however some have substantial early termination penalties designed to discourage the customers from exercising such options. Similarly, 11 of our 16 tank barges provide services under long-term contracts with initial terms of one year or longer. Since we commenced operations, our OSVs have performed services for approximately 46 different customers, and our tugs and tank barges have performed services for approximately 199 different customers. Because of the variety and number of customers historically using the services of our fleet, and the near equal balance between supply and demand in both the OSV and tug and tank barge markets, we believe that the loss of any one customer would not have a material adverse effect on our business.

     Because we have established a reputation for on-time delivery and reliability, charterers have contacted us in certain circumstances to construct vessels to meet their needs. In such circumstances, we have generally contracted these specially designed vessels for three to five years, with renewal options, before construction is completed. Although we will design vessels to meet the specific needs of a charterer, we ensure in our design that customization does not preclude efficient operation of these vessels for other customers, for other purposes or in other situations.

COMPETITION

     We operate in a highly competitive industry. Competition in the deepwater OSV and ocean-going tug and tank barge segments of the marine transportation industry primarily involves factors such as:

     o  capability of the vessels;

     o  ability to meet the customer's schedule;

     o  safety record;

     o  reputation;

     o  price; and

     o  experience.

     The terms of the Jones Act restrict the ability of vessels that are not built in the United States and owned and managed by U.S. citizens to compete in the coastwise trade in the U.S. and Puerto Rico.

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

     We believe that approximately 82 percent of the OSVs currently operating in the deepwater Gulf of Mexico are owned by privately-held companies. We believe we operate the second largest fleet of deepwater OSVs in the Gulf of Mexico. Currently, none of our publicly traded competitors have a significant concentration of purpose-built, deepwater OSVs in the Gulf of Mexico. In contrast, approximately 82 percent of the OSVs operating on the continental shelf of the Gulf of Mexico are owned by publicly-traded companies. We operate one of the largest tank barge fleets in Puerto Rico and we believe that we are the fourth largest transporter by tank barge of petroleum products in New York Harbor. Virtually all of our competitors in the tug and tank barge industry are privately held.

     Although some of our principal competitors are larger and have greater financial resources and extensive international operations, we believe that our operating capabilities and reputation enable us to compete effectively with other fleets in the market areas in which we operate. In particular, we believe that the relatively young age and advanced features of our OSVs provide us with a competitive advantage in both shallow and deepwater regions worldwide. The ages of our OSVs range from less than one month to 53 months, while approximately 70 percent of the OSVs operating in the continental shelf area of the Gulf of Mexico are over 18 years old, with many approaching 25 years old. We believe that many of these older vessels will be retired in the next few years.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATION

     Our operations are significantly affected by a variety of federal, state, local and international laws and regulations governing worker health and safety and the manning, construction and operation of vessels. Certain U.S. governmental agencies, including the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, have jurisdiction over our operations. In addition, private industry organizations such as the American Bureau of Shipping oversee aspects of our business. The Coast Guard and the National Transportation Safety Board establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards.

     The U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations. Among these are classification, certification, routes, drydocking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. Coast Guard regulations require that each of our vessels be drydocked for inspection at least twice within a five-year period.

     Under Section 27 of the Merchant Marine Act of 1920, also known as the Jones Act, the privilege of transporting merchandise or passengers for hire in the coastwise trade in U.S. domestic waters extends only to vessels that are owned and managed by U.S. citizens and are built in and registered under the laws of the United States. A corporation is not considered a U.S. citizen unless, among other things:

     o the corporation is organized under the laws of the United States or of a state, territory or possession of the United States;

     o at least 75% of the ownership of voting interest with respect to its capital stock is held by U.S. citizens;

     o the corporation's chief executive officer, president and chairman of the board are U.S. citizens; and

     o no more than a minority of the number of directors necessary to constitute a quorum for the transaction of business are foreigners.

     We meet all of the foregoing requirements. If we fail to comply with these requirements, our vessels lose their eligibility to engage in coastwise trade within U.S. domestic waters. To facilitate compliance, our certificate of incorporation:

     o limits ownership by foreigners of any class of our capital stock (including our common stock) to 20%, so that foreign ownership will not exceed the 25% permitted;

     o permits withholding of dividends and suspension of voting rights with respect to any shares held by foreigners that exceed 20%;

     o permits a stock certification system with two types of certificates to aid tracking of ownership;

     o permits our board of directors to redeem any shares held by foreigners that exceed 20%; and

     o permits our board of directors to make such determinations to ascertain ownership and implement such measures as reasonably may be necessary.

     Our operations are also subject to a variety of federal, state, local and international laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs including natural resource damages associated with releases of hazardous materials including oil into the environment, such laws and regulations may expose us to liability for the conditions caused by others or even acts of ours that were in compliance with all applicable laws and regulations at the time such acts were performed. Failure to comply with applicable laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Moreover, it is possible that changes in the environmental laws, regulations or enforcement policies or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.

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

     On February 14, 2003, one of our tank barges ran aground off of Long Island Sound. The barge was loaded with approximately 52,000 barrels of heating oil. We quickly activated our emergency spill response plan and worked closely with the Coast Guard to contain the spill. Fortunately, we sustained no loss of life or third party property damage and we believe there was no lasting environmental impact related to the incident. This incident resulted in the discharge of approximately 50 barrels of product, which quickly dissipated. We safely lightered all remaining product from the barge, which is now in a repair facility.

     OPA 90 requires that all newly-built tank vessels used in the transport of petroleum products be built with double hulls and provides for a phase-out period for existing single-hull vessels. Modifying existing vessels to provide for double hulls will be required of all tank barges and tankers in the industry by the year 2015. We are in a favorable position concerning this provision because a significant number of vessels in our fleet of tank barges measure less than 5,000 gross tons. Vessels of such tonnage may continue to operate without double hulls through the year 2015. Under existing legal requirements, therefore, we will be required to modify or replace only five of our tank barges before 2015. Although we are not aware of anything that would lead us to believe this current schedule will change, it remains possible that a change in the law affecting the requirement for double-hulls or other aspects of our operations may occur that would require us to modify or replace our existing tank barge fleet earlier than currently anticipated.

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

     The Resource Conservation and Recovery Act regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes and requires states to develop programs to ensure the safe disposal of wastes. We generate non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled in all material respects in compliance with the Resource Conservation and Recovery Act and analogous state statutes.

     LEEVAC Marine, Inc., a predecessor entity to Hornbeck Offshore Transportation, LLC, one of our current subsidiaries, was notified in March 1996 regarding the possibility of remediating on a voluntary basis certain waste pits at the SBA Shipyards site in Jennings, Louisiana. This site is not identified as a Superfund site. Subsequent to this initial notice, in December 2000, LEEVAC Marine was one of approximately 14 companies that formed a limited liability company, SSCI Remediation, LLC, to address this matter. LEEVAC Marine accrued a $97,500 liability at the time of our formation to cover this expense. Our subsidiary's current percentage of liability for cleanup efforts at this site is estimated at approximately 2.64 percent, and, to date, it has contributed approximately $34,000 towards this cleanup effort, thereby reducing the accrued liability to $63,500. This $34,000 contribution represents our subsidiary's current share of a $2.0 million voluntary cleanup plan submitted to the limited liability company's members by an independent contractor who has agreed to clean up the site in a manner that will meet both state and federal standards. Remedial activities have begun at the SBA Shipyards site. In June 1997, Cari Investment Company agreed to indemnify us for certain matters, including those discussed in this paragraph. The indemnity would be applicable to all liabilities, obligations, damages and expenses related to the Superfund matter and to all other liabilities, obligations, damages and expenses in excess of $100,000. Christian G. Vaccari, who served as our Chairman and Chief Executive Officer until February 2002 and is serving as one of our directors, is a minority shareholder and President, Chief Executive Officer and Chairman of the Board of Cari Investment Company. In July 2002, Hornbeck Offshore Transportation entered into a contractual agreement whereby it paid an additional $17,000 to SSCI Remediation, LLC in order to limit its exposure to certain future costs incurred by the independent contractor at the site. This limitation on payment of future monies relates primarily to certain legal and administrative costs of SSCI Remediation, LLC and does not bar future payment of monies for Superfund cleanup costs or for costs associated with any suits brought by third parties. Payment of the $17,450 has decreased Hornbeck Offshore Transportation's accrual for environmental liability to $46,050 with respect to this matter.

     In addition to laws and regulations affecting us directly, our operations are also influenced by laws, regulations and policies which affect our customers' drilling programs and the oil and natural gas industry as a whole.

     The Outer Continental Shelf Lands Act gives the federal government broad discretion to regulate the release of offshore resources of oil and natural gas. Because our operations rely primarily on offshore oil and natural gas exploration, development and production, if the government were to exercise its authority under the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases, such an action would have a material adverse effect on our financial condition and results of operations.

     We currently have in place protection and indemnity insurance coverage that includes coverage for oil spills in navigable waters of the United States. Our OSVs have $5.0 million in primary insurance coverage for such offshore oil spills, with an additional $100.0 million in excess umbrella coverage. In addition, our tugs and tank barges have insurance coverage for oil spills with a coverage limit of $1.0 billion.

     Our tugs and tank barges acquired from the Spentonbush/Red Star Group have obtained ISO 14001 certifications for environmental management from the International Standards Organization. Both of our principal office locations in Mandeville, Louisiana and Brooklyn, New York, as well as the majority of our vessels, including all of our OSVs and our tugs and tank barges acquired from the Spentonbush/Red Star Group, are also certified under the International Safety Management Code, developed by the International Maritime Organization to provide internationally recognized standards for the safe management and operation of ships and for pollution prevention. Our OSVs participate in the U.S. Coast Guard's Streamlined Inspection Program to maintain the overall quality of our vessels and their operating systems. We believe that our voluntary attainment and maintenance of these certifications and participation in these programs provides evidence of our commitment to operate in a manner that minimizes our impact on the environment.

OPERATING HAZARDS AND INSURANCE

     The operation of our vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to our vessels and cargo. We maintain insurance coverage that we consider customary in the industry against certain of these risks, including, as discussed above, $1.0 billion in pollution insurance for the tug and tank barge fleet and $100.0 million of pollution coverage for the OSVs. We believe that our current level of insurance is adequate for our business and consistent with industry practice, and we have not experienced a loss in excess of our policy limits. We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, or insurance, if available, may be at rates that we do not consider to be commercially reasonable. In addition, as more single-hulled vessels are retired from active service, insurers may be less willing to insure and customers less willing to hire single-hulled vessels.

EMPLOYEES

     On December 31, 2002, we had 446 employees in the United States and Puerto Rico, including 380 operating personnel and 66 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. In July 2001, the International Organization of Masters, Mates and Pilots, ILA, AFL-CIO, initiated an action to organize a union that would have included 30 of our fleet and technical employees in Puerto Rico. Our Puerto Rican employees held an election on the matter in October 2001. The results of the election were announced on July 11, 2002, with our Puerto Rican employees voting not to unionize. On August 7, 2002, the National Labor Relations Board certified as final the results of the election. We have not experienced any strikes or work stoppages, and our management believes that we continue to enjoy good relations with our employees.

PROPERTIES

     Our corporate headquarters are located in Mandeville, Louisiana in two leased facilities that house our principal executive and administrative offices. One facility consists of approximately 6,500 square feet and is held under a short term lease, and the other consists of approximately 3,600 square feet and is held under a month-to-month lease. In March 2003, we signed a non-binding letter of intent to enter into a five-year lease, with two five-year renewal options, with respect to a new location in nearby Covington, Louisiana in order to consolidate our corporate headquarters into a single location. We plan to relocate to that facility during the third quarter of 2003. We also hold a one-year lease on a 4,500 square foot warehouse near our corporate headquarters to maintain spare parts inventory. For local support in Puerto Rico, we lease an office consisting of approximately 1,900 square feet. To support our operations in the northeastern United States, we lease office space and warehouse space in Brooklyn, New York, consisting of approximately 66,760 square feet. We also lease dock space, consisting of approximately 36,000 square feet, in Brooklyn, New York. We operate our tug and tank barge fleet from these New York facilities. The lease on our Brooklyn facilities expires in 2006. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding our fleet is set forth above in "-- Offshore Supply Vessels -- Our OSV Business" and "-- Tugs and Tank Barges -- Our Tug and Tank Barge Business."

SEASONALITY OF BUSINESS

     Demand for our OSV services is directly affected by the levels of offshore drilling activity. Budgets of many of our customers are based upon a calendar year, and demand for our services has historically been stronger in the third and fourth calendar quarters when allocated budgets are expended by our customers and weather conditions are more favorable for offshore activities. Many other factors, such as the expiration of drilling leases and the supply of and demand for oil and natural gas, may affect this general trend in any particular year. These factors have less impact on our OSV business due to our high level of contracted cash flow, which has resulted in high utilization.

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

RECENT DEVELOPMENTS

     Delivery of the HOS Bluewater. On March 17, 2003, we took delivery of the HOS Bluewater, our first 240ED class offshore supply vessel, and the first vessel to be delivered under our current eight-vessel newbuild program. The HOS Bluewater immediately commenced service under a spot time charter with a large independent oil and gas company to support its deepwater operations in the Gulf of Mexico.

     Purchase of Double-Hulled Tank Barge. On February 28, 2003, we purchased the T/B Kilchis, an 80,000 barrel double-hulled tank barge, from an unrelated third party for $7.4 million. This vessel, which we renamed, the Energy 8001, will partially address our need to replace three single-hulled barges by the end of 2004 due to OPA 90 requirements. We placed this vessel in service on March 10, 2003 under a contract of affreightment.

     Sale of Tank Barge and Tug. On January 28, 2003, we sold the tank barge, Energy 5502, to an unrelated third party for $1.65 million. On December 15, 2002, we sold the single-screw tug, the M/V Port Service, to an unrelated third party for $315,000.

ITEM 3 -- LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business. We recently settled arbitration proceedings with a shipyard regarding liquidated damages for vessel construction delays and change orders that resulted in payments to us from the shipyard in the amount of $1.1 million. These payments reduced the cost basis of the vessels.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     Our common stock is privately-held and not listed for quotation on any exchange or over-the-counter market. On March 26, 2003, we had 88 holders of record of our common stock.

     On October 11, 2002, we withdrew our Registration Statement on Form S-1 relating to a proposed initial public offering of our common stock. The Registration Statement was filed with the Securities and Exchange Commission on July 22, 2002.

     We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our debt agreements prohibit us from paying dividends on our common stock.

     During the year ended December 31, 2002, we have issued the following shares of our common stock which were not registered under the Securities Act of 1933:

     (a) In December 2002, we issued 4,250 shares of our common stock to a holder of options granted under our Incentive Compensation Plan upon their exercise of such options. The total amount of consideration we received for the issuance of these shares was approximately $8,670. The issuance of these shares of our common stock was exempt from registration under Rule 701 promulgated under the Securities Act of 1933.

     (b) In May 2002, we issued 109,000 shares of our common stock to certain holders of options granted under our Incentive Compensation Plan upon their exercise of such options. The total amount of consideration we received for the issuance of these shares was approximately $212,900. The issuance of these shares of our common stock was exempt from registration under Rule 701 promulgated under the Securities Act of 1933.

     (c) In March 2002, we issued 75,472 shares of our common stock to Bernie W. Stewart, our Chairman of the Board, under the terms of his Advisory Agreement. The amount of consideration we received for the issuance of these shares was approximately $200,000. The issuance of these shares of our common stock was exempt from registration under Rule 701 promulgated under the Securities Act of 1933.

ITEM 6 -- SELECTED FINANCIAL DATA

                        HORNBECK OFFSHORE SERVICES, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                  (IN THOUSANDS, EXCEPT RATIOS AND VESSEL DATA)

     Our selected historical consolidated financial information as of and for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, was derived from our audited historical Consolidated Financial Statements. You should read this information together with, and it is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical Consolidated Financial Statements and their notes included elsewhere in this report.

                                                                         YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                      2002           2001         2000          1999            1998
                                                    --------      ---------    ---------      ---------       --------
 STATEMENT OF OPERATIONS DATA:
 Revenue.........................................   $ 92,585      $  68,791    $  36,102      $  25,723       $ 12,822
 Operating expenses..............................     48,043         32,371       20,410         16,890         10,701
 General and administrative expense..............     10,271          8,473        3,355          2,852          1,699
 Operating income................................     34,271         27,947       12,337          5,981            422
 Interest income.................................        667          1,455          305            170            130
 Interest expense:
    Debt obligations.............................     16,207         10,665        8,216          5,262          1,155
    Put warrants (1).............................         --          2,952        7,262          2,262          1,524
 Other income (expense) (2)......................         55             --         (138)           (20)           544
 Income (loss) before income taxes and
 extraordinary item..............................     18,786         15,785       (2,974)        (1,393)        (1,583)
 Income tax (expense) benefit....................     (7,139)        (6,802)      (1,550)          (341)           156
 Extraordinary loss, net of tax benefit of
    $1,065(3)....................................         --         (1,964)          --             --             --
 Net income (loss) (4)...........................     11,647          7,019       (4,524)        (1,734)(5)     (1,427)
 BALANCE SHEET DATA (AT PERIOD END):
 Cash and cash equivalents.......................   $ 22,228      $  53,203    $  32,988      $   6,144       $  3,183
 Working capital.................................     22,265         48,516       29,524         (2,429)           105
 Property, plant and equipment, net..............    226,232        180,781       98,935         85,700         45,819
 Total assets....................................    278,290        258,817      147,148        103,486         58,216
 Total long-term debt............................    172,306(6)     171,976(6)    82,557         79,076         34,621
 Stockholders' equity............................     71,876         59,866       38,197          9,194         11,036
 STATEMENT OF CASH FLOWS DATA:
 Net cash provided by (used in):
    Operating activities.........................     24,955      $  33,345    $   5,741      $   1,915       $  3,593
    Investing activities.........................    (55,771)       (88,328)     (15,324)       (42,313)       (30,692)
    Financing activities.........................       (159)        75,198       36,427         43,359         25,661
 OTHER FINANCIAL DATA AND RATIOS
    (UNAUDITED):
    Cash interest paid...........................     19,075          5,577        7,145          4,495            418
    Capital expenditures.........................     55,771         88,328       15,324         45,483         33,492
    Depreciation and amortization................     12,296          7,670        5,163          3,132          1,338
 EBITDA: (7)
 Net income (loss)...............................   $ 11,647      $   7,019    $  (4,524)     $  (1,734)(5)   $ (1,427)
 Plus (Minus):
     Interest expense............................     16,207         13,617       15,478          7,524          2,679
     Other (income) expense (2)..................        (28)            --          138             20           (544)
     Income tax expense (benefit)................      7,139          6,802        1,550            341           (156)
     Depreciation and amortization...............     12,296          7,670        5,163          3,132          1,338
     Extraordinary loss, net of tax..............         --          1,964           --             --             --
 EBITDA..........................................     47,261         37,072       17,805          9,283          1,890
 Ratio of EBITDA to cash interest (8)............       2.5x           6.6x         2.5x           2.1x           4.5x

                                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                             2002          2001          2000          1999          1998
                                                         -----------    ----------    ----------    ----------     --------

         OTHER OPERATING DATA (UNAUDITED):
         Offshore Supply Vessels:
           Average number.............................         11.0           7.8           6.8           4.1           0.1
           Average utilization rate (9)...............         94.9%         99.1%         93.4%         93.1%         100%
           Average dayrate (10).......................   $   12,176     $  11,872     $   8,435     $   6,724      $  8,936
         Tugs and Tank Barges:
           Average number of tank barges..............         16.0          12.3           7.0           7.1           7.0
           Average fleet capacity (barrels)...........    1,130,727       847,780       451,655       434,861       358,108
           Average barge size (barrels)...............       70,670        68,109        64,522        61,464        51,158
           Average utilization rate (9)...............         78.1%         84.4%          71.4%        73.9%        75.3%
           Average dayrate (11).......................   $    9,499     $   8,944     $   8,982     $   8,482      $  6,502

----------

(1) Represents non-cash adjustment to interest expense resulting from warrants that provide for put options. In connection with the filing of a Form S-1 with the Securities and Exchange Commission in July 2002, the Company changed its method of accounting for put warrants. As a result, warrants that contain put options are required to be reported at fair market value and to report the changes as additional interest expense. See the Index to our Consolidated Financial Statements at page F-1 for further information.

(2) Represents other operating income and expenses, including gains or (losses) on disposition of assets and, for 2002, equity in income from investments of $27.

(3) A non-cash extraordinary loss of $1,964, net of taxes, was incurred during 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of all our debt through the issuance of our 10 5/8% Senior Notes in July 2001.

(4) Includes goodwill amortization of $0, $126, $126, $126, and $135 for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Net income (loss) would have been $11,647, $7,145, $(4,398), $(1,608) , and $(1,292) for the years ended December 31,
     2002, 2001, 2000, 1999, and 1998, respectively, had SFAS 142 been in effect on January 1, 1998.

(5) Excludes a net write-off of $108 related to a cumulative effect of change in accounting principle for start-up costs.

(6) Excludes original issue discount associated with the Senior Notes in the amount of $2,694 and $3,024 as of December 31, 2002 and 2001, respectively.

(7) Earnings before interest expense, provision for income taxes, depreciation and amortization ("EBITDA") is an important financial performance measure that is used by ratings agencies, our lenders and most of our investors, particularly those who invest in our Senior Notes, as well as investment banks that issue high yield debt research on our company. In addition, EBITDA is used in the financial ratios and covenants included in the credit agreement governing our revolving line of credit and the indenture governing our Senior Notes. This table reflects the calculation of EBITDA. EBITDA is presented as it is commonly used by certain investors to analyze and compare operating performance and to determine a company's ability to service or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flow or other income or cash flow data or as a measure of a company's profitability or liquidity and is not a measure calculated in accordance with accounting principles generally accepted in the United States. EBITDA is not necessarily comparable with similarly titled measures reported by other companies. In determining our EBITDA, other income or (expense) is excluded, except for equity in income from investments.

(8) Calculated as EBITDA, as defined in footnote (7) above, divided by cash interest paid.

(9) Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(10) Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the offshore supply vessels generated revenue.

(11) Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third party equipment paid by customers.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and their notes included elsewhere in this Form 10-K.

GENERAL

     We own and operate deepwater offshore supply vessels ("OSVs") primarily in the Gulf of Mexico, although two of our OSVs are currently operating offshore Trinidad and Tobago. We also operate ocean-going tugs and tank barges in the northeastern United States, primarily New York Harbor, and in Puerto Rico. We charter our OSVs on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, pursuant to either fixed time charters or spot market charters. A fixed time charter is a contract with a term of at least one year in which the charterer obtains the right to direct the movements and utilization of the vessel in exchange for payment of a specified dayrate, generally paid monthly, but the vessel owner retains operational control over the vessel. Typically, the owner fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Spot market charters in the OSV industry are generally time charter contracts with either relatively short, indefinite terms or fixed terms of less than one year. Generally, the vessel owner absorbs crew, insurance and repair and maintenance costs in connection with operation of OSVs pursuant to spot market charters and customers absorb other direct operating costs.

     All of our OSVs are currently operating under time charters, including five that are chartered under long-term contracts with expiration dates ranging from April 2003 through August 2006. Our long-term contracts for our OSVs are consistent with those used in the industry and are either fixed for a term of months or years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

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

     Although oil and natural gas prices were very high throughout the fourth quarter of 2002, most oil and gas producers reduced their drilling activity due to several concerns, including the possibility of an armed conflict in Iraq, the sustainability of high commodity prices after the winter heating season and the unstable United States economy. Although our deepwater niche performed well during this period compared to other drilling sectors, it too experienced a decrease in activity. The average deepwater drilling rig count in the Gulf of Mexico in the fourth quarter of 2002 was 34 rigs compared to 41 a year ago. In the past 60 days, four deepwater drilling rigs went off contract with no apparent backlog, and currently, the deepwater drilling rig count stands at 30. However, we expect that eight new floating production-storage units will be installed in the Gulf of Mexico this year, each requiring the service of multiple deepwater supply vessels.

     Generally, we operate an ocean-going tug and tank barge together as a "tow" to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot market charters, contracts of affreightment and consecutive voyage contracts. Spot market charters in the tug and tank barge industry are generally single-voyage contracts of affreightment or time charter contracts with terms of less than one year. A consecutive voyage contract is a contract for the transportation of cargo for a specified number of voyages between designated ports over a fixed period of time under which we are paid based on the volume of products we deliver per voyage. Under consecutive voyage contracts, in addition to earning revenues for volumes delivered, we earn a standby hourly rate between charters. One of our tank barges had been chartered to a third party under a bareboat charter from January 2000 until it was sold to such third party on January 28, 2003. A bareboat charter is a "net lease" in which the charterer takes full operational control over the vessel for a specified period of time for a specified daily rate that is generally paid monthly to the vessel owner. The bareboat charterer is solely responsible for the operation and management of the vessel and must provide its own crew and pay all operating and voyage expenses.

     The primary drivers of demand for our tug and tank barge services are population growth, the strength of the United States economy and changes in weather patterns that affect consumption of heating oil and gasoline. The tug and tank barge market, in general, is marked by steady demand over time. While the operating results for our tug and tank barge segment improved during the latter part of the fourth quarter of 2002, we do not believe that this is a sustainable trend in the near-term. The recent extreme cold weather -- normal for this time of year in the northeastern United States -- temporarily increased demand for heating oil and, therefore, our tug and tank barge services above early 2002 levels. After the winter season is over, the increased dayrates and utilization rates that resulted from the increased winter-related activity, will likely be negatively impacted by the unstable United States economy, the war with Iraq and the disruptive Venezuelan oil strike. However, we believe that such negative factors will be counteracted, in part, by the fact that post-winter heating oil and gasoline inventories, which are running low, will need to be replenished. Therefore, once the spike in demand caused by the winter season is over and the uncertainty surrounding domestic economic conditions and world events subsides, we believe that demand for refined petroleum products and crude oil will return to normal levels and will thereafter remain steady or gradually increase over the long-term.

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

     Purchase Accounting. Purchase accounting requires extensive use of estimates and judgments to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. For example, costs related to the recertification of acquired vessels that are drydocked within the allocation period immediately following the acquisition of such vessels adjust the value of the vessels acquired and the liabilities assumed related to the drydocking. The adjusted basis of the vessel is depreciated over the estimated useful lives of the vessels. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. For example, if an acquired vessel is subsequently disposed of within the allocation period, the sales price of the vessel is used to adjust the original assigned value to the vessel at the date of acquisition such that no gain or loss would be recognized upon disposition during the allocation period. Should information become available after the allocation period, those items are reflected in operating results

     Carrying Value of Vessels. We depreciate our tugs, tank barges, and offshore supply vessels over estimated useful lives of 14 to 25 years, 3 to 18 years and 25 years, respectively. The useful lives used for tank barges is based on their classification under the Oil Pollution Act of 1990 (OPA 90). In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recoverability of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of vessel's carrying amount should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of a vessel and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with a vessel. If events or changes in circumstances as set forth above indicate that a vessel's carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, we would be required to recognize an impairment loss.

     Recertification Costs. Our tugs, tank barges and offshore supply vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. Routine repairs and maintenance are expensed as incurred. Recertification costs can be accounted for in one of three ways 1) capitalize and amortize, 2) accrue in advance, or 3) expense as incurred. We defer and amortize recertification costs over the length of time in which the recertification is expected to last, which is generally 30 to 60 months. Major replacements and improvements which extend the vessel's economic useful life or functional operating capability are capitalized and depreciated over the vessel's remaining economic useful life. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

RESULTS OF OPERATIONS

     The tables below set forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These offshore supply vessels and tug and tank barges generate substantially all of our revenues and operating profit.

                                                      YEAR ENDED DECEMBER 31,
                                              -------------------------------------
                                               2002 (1)      2001 (2)       2000
                                              ----------    ---------     ---------
 OFFSHORE SUPPLY VESSELS:
 Average number of vessels................          11.0          7.8           6.8
 Average utilization rate (3).............          94.9%        99.1%         93.4%
 Average dayrate (4)......................    $   12,176    $  11,872     $   8,435

 TUGS AND TANK BARGES:
 Average number of tank barges............          16.0         12.3           7.0
 Average fleet capacity (barrels).........     1,130,727      847,780       451,655
 Average barge size (barrels).............        70,670       68,109        64,522
 Average utilization rate (3).............          78.1%        84.4%         71.4%
 Average dayrate (5)......................    $    9,499    $   8,944     $   8,982

----------

(1) Includes only 10 months of operations from the HOS Dominator, delivered February 28, 2002; only 6.5 months of operations from the HOS Brimstone, delivered June 13, 2002; only 4.5 months of operations from the HOS Stormridge, delivered August 11, 2002; and only 2.5 months of operations from the HOS Sandstorm delivered October 20, 2002.

(2) Includes only seven months of operations of the nine tugs and nine tank barges acquired from the Spentonbush/Red Star Group effective May 31, 2001; only eight months of operations from the HOS Innovator, delivered April 28, 2001; and only two months of operations from the BJ Blue Ray delivered November 6, 2001.

(3) Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(4) Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the offshore supply vessels generated revenue.

(5) Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third party equipment paid by customers.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues were $92.6 million for the year ended December 31, 2002, compared to $68.8 million in 2001, an increase of $23.8 million or 34.6 percent. The increase in revenue is primarily the result of the increase in the size of our fleet since February 2002. Our operating fleet grew from an average of 29.3 vessels during 2001 to an average of 40.0 during 2002.

     Revenues from our offshore supply vessel segment increased to $46.4 million in 2002 compared to $33.6 million for 2001, an increase of $12.8 million or 38.1 percent. Our average OSV fleet size grew by 3.2 vessels operating during 2002 compared to 2001. Our utilization rate was 94.9 percent for 2002 compared to
99.1 percent for 2001. The 4.2 percent decrease in utilization for 2002 resulted from having fewer long-term contracts and more vessels operating in the spot market, which is more susceptible to market fluctuations. The spot OSV market was softer in 2002, a trend we expect to continue in 2003. In addition, we experienced more drydocking days for 2002 compared to 2001. Our offshore supply vessel average dayrate was $12,176 for 2002 compared to $11,872 for 2001, an increase of $304 or 2.6 percent. The increase in average dayrates primarily reflects the addition of larger, newly constructed 240' and 265' class vessels, which experience higher dayrates than our 200' class vessels.

     Revenues from our tug and tank barge segment totaled $46.2 million for 2002 compared to $35.2 million in 2001, an increase of $11.0 million or 31.3 percent. The segment revenue increase is primarily due to the acquisition of nine tugs and nine tank barges on May 31, 2001, which increased average fleet capacity in barrels from 451,655 to 1,130,727. Revenues for 2002 included $2.9 million that was equal to the cost of in-chartering third party equipment paid by customers compared to $1.4 million for 2001. Our utilization rate decreased 6.3 percent to
78.1 percent for 2002 compared to 84.4 percent for 2001 primarily due to a significant increase in vessels operating under contracts of affreightment during 2002, and the adverse impact of the warm winter season and weak economic conditions experienced in the northeastern United States since the third quarter of 2001. More barrels moved under contracts of affreightment also contributed to our average dayrate increasing by $555 to $9,499 for 2002 compared to $8,944 for 2001.

     Operating Expense. Our operating expense, including depreciation and amortization, increased to $48.0 million for 2002 compared to $32.4 million in 2001, an increase of $15.6 million or 48.1 percent. The increase in operating expense is the result of an average of 10.7 more vessels in service during 2002 compared to 2001.

     Operating expense for our offshore supply vessel segment increased $8.7 million, or 76.3 percent, in 2002 to $20.1 million compared to $11.4 million in 2001. This increase was primarily the result of an average of 3.2 more new deepwater OSVs being in service during 2002 compared to 2001. Daily operating costs per vessel for 2002 increased slightly over 2001, primarily due to the higher costs of operating larger vessels, including increased manning requirements.

     Operating expense for our tug and tank barge segment was $28.0 million for 2002 compared to $20.9 million in 2001, an increase of $7.1 million or 34.0 percent. The operating expense increase is primarily the result of the addition of nine tugs and nine tank barges on May 31, 2001. Daily operating expenses per vessel in the tug and tank barge segment remained fairly constant.

     As discussed in Note 2 to the audited Consolidated Financial Statements contained herein, we adopted SFAS 142 effective January 1, 2002 and, accordingly, we have ceased amortizing goodwill. Operating expenses for 2001 included goodwill amortization of $0.1 million.

     General and Administrative Expense. Our general and administrative expense was $10.3 million for 2002 compared to $8.5 million in 2001, an increase of $1.8 million or 21.2 percent. This increase primarily resulted from increased overhead relating to the nine tugs and nine tank barges acquired on May 31, 2001 and increased costs associated with reporting obligations under federal securities laws that we were subject to during all of 2002 but during only a portion of 2001.

     Interest Expense. Interest expense from debt obligations was $16.2 million in 2002 compared to $10.7 million in 2001, an increase of $5.5 million or 51.4 percent. The increase in interest expense from debt obligations resulted from the refinancing of our conventional floating rate debt through the issuance of our $175.0 million of 10 5/8% Senior Notes ("Senior Notes") in July 2001 with a higher fixed rate and average balance of debt outstanding for 2002. This increase was offset in part by the capitalization of interest costs of $3.9 million and $3.1 million for 2002 and 2001, respectively. Higher capitalized interest in 2002 was related to the construction in progress of seven offshore supply vessels compared to the construction of six vessels in progress during 2001.

     Non-cash adjustments to interest expense reflect fair value adjustments to warrants having put options. There was no such adjustment for 2002 compared to an adjustment for 2001 of $3.0 million.

     Interest Income. Interest income was $0.7 million in 2002 compared to $1.5 million in 2001, a decrease of $0.8 million or 53.3 percent. The decrease in interest income resulted from substantially lower interest rates earned on lower average cash balances invested during 2002 compared to 2001.

     Income Tax Expense. Our effective income tax provision for 2002 compared to 2001 was higher primarily due to foreign and state income taxes and the impact of non-deductible interest expense resulting from fair value adjustments for warrants with put options, which was $3.0 million lower in 2002 than in 2001. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards, which were approximately $21.5 million as of December 31, 2002, and are available through 2018 to offset future taxable income. Our income tax rate is higher than the federal statutory rate due primarily to expected state tax liabilities, foreign taxes and items not deductible for federal income tax purposes.

     Extraordinary Loss. A non-cash extraordinary loss of approximately $2.0 million, net of taxes, was incurred during 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of our debt through the issuance of our Senior Notes.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues were $68.8 million for the year ended December 31, 2001, compared to $36.1 million in 2000, an increase of $32.7 million or 90.6 percent. This increase was primarily attributable to our OSV segment, which continued to experience strong demand for our vessels, and the revenues generated by the additional tugs and tank barges acquired on May 31, 2001.

     Revenues from our OSV segment increased to $33.6 million in 2001 compared to $19.6 million in 2000, an increase of $14.0 million or 71.4 percent. The primary reasons for the increase in revenue from this segment were a 40.7 percent increase in average dayrates, a 5.7 percent increase in utilization and the addition, during 2001, of two newly constructed OSVs, one in late April and the other in early November. Our utilization rate for our OSVs was 99.1 percent for 2001 compared to 93.4 percent in 2000 as a result of higher demand for deepwater drilling, construction and field development activity in the Gulf of Mexico. Our OSV average dayrate was $11,872 for 2001 compared to $8,435 in 2000, an increase of $3,437 or 40.7 percent. The increase in average dayrates was due to a combination of higher demand and the addition to our fleet of the larger, newly constructed 240 Class HOS Innovator on April 28, 2001 and the 265 Class
BJ Blue Ray on November 6, 2001. Each of these two new vessels operated at higher dayrates than our 200 Class OSVs.

     Revenues from our tug and tank barge segment totaled $35.2 million for 2001 compared to $16.5 million in 2000, an increase of $18.7 million or 113.3 percent. This segment revenue increase was primarily due to increased utilization and the acquisition of nine tugs and nine tank barges on May 31, 2001, which increased fleet capacity from 451,655 barrels to 1,130,727 barrels. Our utilization rate for our tugs and tank barges increased to 84.4 percent for 2001 compared to 71.4 percent in 2000. The increase in utilization was primarily the result of a change from vessels operating under contracts of affreightment to time charters, combined with the vessels being out of service for repairs fewer days in 2001 compared to 2000. Our average dayrate remained fairly constant at $8,944 in 2001 compared to $8,982 in 2000.

     Operating Expense. Our operating expense, including depreciation and amortization, increased to $32.4 million for 2001 compared to $20.4 million in 2000, an increase of $12.0 million or 58.8 percent. The increase in total operating expense resulted primarily from the addition of vessels to the OSV and tank barge fleets during 2001. Daily operating expenses per vessel in both the OSV segment and the tug and tank barge segment remained fairly constant.

     Operating expense for our OSV segment increased $2.1 million or 22.6 percent in 2001 to $11.4 million compared to $9.3 million in 2000. This increase was primarily the result of the HOS Cornerstone being in service for all of 2001, but only a portion of 2000 and the HOS Innovator and BJ Blue Ray being in service for a portion of 2001 but not in service during 2000.

     Operating expense for our tug and tank barge segment was $21.0 million for 2001 compared to $11.1 million in 2000, an increase of $9.9 million or 89.2 percent. The operating expense increase resulted primarily from our acquisition of nine tugs and nine tank barges on May 31, 2001.

     General and Administrative Expense. Our general and administrative expense was $8.5 million for 2001 compared to $3.4 million of 2000, an increase of $5.1 million. This increase primarily resulted from increased overhead relating to the nine tugs and nine tank barges acquired on May 31, 2001, new costs associated with compliance with our reporting obligations under the federal securities laws and an increase in profit-based incentive bonus compensation accruals as our profitability increased.

     Interest Expense. Interest expense from debt obligations was $10.7 million in 2001 compared to $8.2 million in 2000, an increase of $2.5 million or
30.5 percent. This increase in interest expense from debt obligations resulted from the refinancing of all of our conventional floating rate debt through the issuance of our Senior Notes in July 2001 with a higher fixed rate and average debt outstanding in the 2001 period. This increase was offset by capitalized interest in 2001 of $3.1 million due to the construction in progress of six OSVs compared to $0.4 million related to one vessel under construction in 2000.

     Non-cash adjustments to interest expense reflect fair value adjustments to warrants having put options. The adjustment for 2001 was $3.0 million compared to $7.3 million in 2000, a decrease of $4.3 million or 59.4 percent.

     Interest Income. Interest income was $1.5 million in 2001 compared to $0.3 million in 2000, an increase of $1.2 million or 400.0 percent. This increase in interest income resulted from substantially higher cash balances invested during the 2001 period resulting from the excess proceeds of the Senior Notes offering being available for investment after the refinancing.

     Income Tax Expense. Our effective income tax provision for 2001 compared to 2000 was lower primarily due to the impact of non-deductible interest expense resulting from fair value adjustments for warrants with put options, which was $4.3 million lower in 2001 than in 2000.

     Extraordinary Loss. A non-cash extraordinary loss of approximately
$2.0 million, net of taxes, was incurred during 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of all our debt through the issuance of our Senior Notes in July 2001. For more information, please read "Recent Accounting Pronouncements" below.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues were $36.1 million in the year ended December 31, 2000 compared to $25.7 million in the year ended December 31, 1999, an increase of $10.4 million or 40.5 percent. Substantially all of this increase was attributable to our OSV fleet that increased in size and operated at substantially higher dayrates in 2000 than in 1999.

     Revenues from our OSV segment totaled $19.6 million in 2000 compared to $9.5 million in 1999, an increase of $10.1 million or 106.3 percent. The increase in our revenues in 2000 reflected the continued growth of our OSV fleet through the construction of six new OSVs, five of which were delivered at various points during 1999 and one of which was delivered in early 2000.

     In addition to the impact of new vessel deliveries, average dayrates in 2000 were $8,435 compared to $6,724 in 1999, an increase of $1,711 per day or
25.4 percent. This increase reflected the continuing increase in demand for OSVs to support deepwater oil and gas exploration, drilling and production in the Gulf of Mexico, combined with the higher dayrates attributable to two 240 Class vessels entering the fleet in late 1999 and early 2000. Our average utilization rate was approximately 93.0 percent in each year.

     Revenues from our tug and tank barge segment totaled $16.5 million in 2000 compared to $16.2 million in 1999, an increase of $0.3 million or 1.9 percent. Our utilization rate decreased to 71.4 percent in 2000 from 73.9 percent in 1999, primarily due to the removal of vessels from service for scheduled maintenance. Although vessel utilization decreased, our average dayrate increased to $8,982 in 2000 from $8,482 in 1999, an increase of $500 per day worked or 5.9 percent.

     Operating Expense. Our operating expense, including depreciation and amortization, increased from $16.9 million in 1999 to $20.4 million in 2000, an increase of $3.5 million or 20.7 percent. Daily operating expenses per vessel in both the OSV segment and the tug and tank barge segment remained fairly constant. Changes in operating expenses resulted primarily from changes in the number of vessels operating in the fleet and fluctuations in direct costs of sales that are either reimbursed by customers or absorbed as an operating expense for the vessel.

     Operating expense for our OSV segment increased $4.1 million in 2000 to $9.3 million compared to $5.2 million in 1999. This increase resulted from the inclusion in 2000 of vessels added to our fleet at various times in 1999 and early 2000.

     Operating expense for our tug and tank barge segment decreased $0.8 million or 7.2 percent in 2000 to $11.1 million compared to $11.9 million in 1999. The operating expense reduction was the result of changing certain contracts from contracts of affreightment to time charters for three tows and having fewer overall contracts of affreightment and more time charters. The result was a daily operating cost of $4,340 per day in 2000 compared to $4,648 per day in 1999, a decrease of $308 per day or 6.6 percent.

     General and Administrative Expense. Our general and administrative expense was $3.4 million in 2000 compared to $2.9 million in 1999, an increase of $0.5 million or 17.2 percent. This increase primarily resulted from an increase in shore-based personnel and associated compensation costs as OSV fleet operations expanded and increased accruals under our profit-based incentive bonus compensation program as our profitability increased.

     Interest Expense. Interest expense from debt obligations was $8.2 million in 2000 compared to $5.3 million in 1999, an increase of $2.9 million or
54.7 percent. Interest expense from debt obligations increased as vessels were delivered in 1998, 1999 and 2000 due to conversion from construction interest, which was capitalized, to interest expense under term financing. The financing of the HOS Deepwater and the HOS Cornerstone under one of our former credit facilities increased our debt balances, leading to increased interest expense.

     Non-cash adjustments to interest expense resulting from fair value adjustments to warrants was $7.3 million in 2000 compared to $2.3 million in 1999 representing a $5.0 million increase or 221.0 percent.

     Income Tax Expense. Our effective income tax provision for 2000 compared to 1999 was higher primarily due to the impact of non-deductible interest expense resulting from fair value adjustments to warrants with put options, which was $5,000 higher in 2000 than 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We require capital to fund ongoing operations, the construction of new vessels, acquisitions and debt service. We have historically financed our capital requirements with cash flow from operations, issuances of equity and debt securities, and borrowings under our credit facilities.

     Net cash provided by operating activities was $25.0 million in 2002, $33.3 million in 2001, and $5.7 million in 2000. Changes in cash flow from operating activities are principally the result of the timing of our construction draws paid for new vessel construction and interest paid on our Senior Notes.

     Net cash used in investing activities was $55.8 million in 2002, $88.3 million in 2001, and $15.3 million in 2000. Net cash used in investing activities for each year included the cost of new vessel construction and, for 2001, also included the cost of the acquisition of tugs and tank barges from the Spentonbush/Redstar Group, affiliates of Amerada Hess Corporation.

     Net cash (used in) provided by financing activities was ($0.2 million) in 2002, $75.2 million in 2001, and $36.4 million in 2000. Financing activities were comprised of the issuance of additional common equity, payments on borrowings under debt agreements in 2002, the issuance of our Senior Notes in 2001, and payments and borrowings on long term debt and proceeds from the issuance of stock in 2000.

     We have a three-year senior secured revolving line of credit (the "Revolver") with three banks for $50.0 million. Pursuant to the terms of the Revolver, our borrowings under this facility will initially be limited to $25.0 million unless we have obtained the lender's concurrence to borrow in excess of $25.0 million and are in compliance with the terms of the indenture governing our Senior Notes with respect to the incurrence of additional indebtedness. Borrowings under the Revolver accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0 percent to 1 percent, or (ii) the London Interbank Offered Rate, plus a margin of 1.75 percent to 3.0 percent. We are also required to pay a commitment fee on available but unused amounts ranging from 0.25 percent to 0.375 percent. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the agreement governing the Revolver. We can use the amounts we draw under the Revolver for working capital purposes and, in certain instances, for acquisitions and vessel construction. The Revolver is collateralized by four of our offshore supply vessels and four of our ocean-going tugs with an aggregate orderly liquidation value of approximately $75.0 million. Amounts drawn under the Revolver are payable upon demand. The Revolver is scheduled to expire on December 31, 2004; however, we believe that it will be renewed at that time. As of December 31, 2002, we had made no drawings under the Revolver; however on February 28, 2003, we drew $7.4 million to fund our acquisition of an 80,000-barrel double-hulled tank barge.

     As of December 31, 2002, we had outstanding debt of $172.3 million, net of original issue discount, under our Senior Notes. Interest on the Senior Notes is payable semi-annually each February 1 and August 1. The Senior Notes do not require any payments of principal prior to their stated maturity on August 1, 2008, but pursuant to the indenture under which the Senior Notes are issued, we are required to make offers to purchase the Senior Notes upon the occurrence of specified events, such as certain asset sales or a change in control.

     The agreement governing the Revolver and the indenture under which the Senior Notes were issued impose operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividends or other payments.

     As of December 31, 2002, we had cash of approximately $22.2 million and working capital of approximately $22.4 million. During 2002, we expended $47.4 million for new vessel construction, before allocation of construction period interest. As of December 31, 2002, we were committed under vessel construction contracts to complete construction of four offshore supply vessels of our current eight-vessel newbuild program. We are currently evaluating construction bids from shipyards for the last four vessels of this program, as well as market demand for such vessels in the deepwater Gulf of Mexico and foreign markets. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $18.4 million that was incurred with respect to such vessels during 2002. As of December 31, 2002, the amount expected to be expended to complete construction of the four vessels was approximately $34.6 million, which becomes due at various dates during 2003. During 2002, we expended approximately $6.5 million for drydocking-related expenses for vessels (of which $2.4 million related to previously owned vessels and $2.5 million resulted from drydocking obligations acquired from Spentonbush/Red Star Group) and $1.6 million for other vessel capital improvements. Under our accounting policy, we capitalize drydocking expenditures related to vessel recertification to deferred charges and amortize the amount over 30 or 60 months. During 2002, we also expended approximately $0.6 million for miscellaneous other additions to property, plant and equipment.

     As of December 31, 2002, we had federal net operating loss carryforwards of approximately $21.5 million available through 2018 to offset future taxable income. In addition, we expect to generate federal tax benefits due to our use of accelerated tax depreciation with respect to new vessels. Our use of these net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current fleet, however, we expect to pay a lower than normal amount of federal income taxes over the next five years.

     We believe that cash on hand and cash generated from operations will provide sufficient funds to complete construction of the three offshore supply vessels currently under construction of our newbuild program discussed above, and to satisfy debt service and working capital requirements. However, we may make additional draws on our Revolver during peak demands on our cash that occur as a result of scheduled capital expenditure commitments. Any excess liquidity will be available to finance our strategy, which includes expanding our fleet through the construction or acquisition of additional, or the retrofit of existing, offshore supply vessels, tugs and tank barges as needed to take advantage of the demand for such vessels. Depending on the market demand for offshore supply vessels, tugs and tank barges and consolidation opportunities that may arise, we may require additional debt or equity financing, including with respect to the last four vessels of our newbuild program and any further international expansion.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth an aggregation of our contractual obligations and commercial commitments as of December 31, 2002 (in thousands).

                                                            Less than
                                                 Total        1 year       1-3 years    4-5 years    Thereafter
                                            ------------    ----------    ----------    ---------    ----------
    Long term debt (1)...................   $    172,306    $       --    $       --    $      --    $  172,306
    Leases (2)...........................          1,552           958           506           88            --
    Construction commitments (3).........         34,675        34,675            --           --            --
                                            ------------    ----------    ----------    ---------    ----------
        Total ...........................   $    208,533    $   35,633    $      506    $      88    $  172,306
                                            ============    ==========    ==========    =========    ==========

-----------

(1)  Net of original issue discount of $2,694.

(2) Excluded from this table is the office lease we reported on our Quarterly Report on Form 10-Q for the period ended September 30, 2002, of approximately 16,000 square feet for a new corporate headquarters to be located in Mandeville, Louisiana with an initial term of two years, and four two-year renewal options, that was expected to commence during the first quarter of 2003. In December 2002, we determined that the Lessor did not intend to fulfill its contractual commitments with respect to the lease and that, consequently, we would not be able to occupy the new facility. As a result of the foregoing, we began a search for alternative space and, in March 2003, we signed a non-binding letter of intent to enter into a five-year lease, with two five-year renewal options, with respect to another location for our new corporate headquarters in nearby Covington, Louisiana. We plan to relocate to that facility during the third quarter of 2003. The cost of this new facility is also not included in this table.

(3) The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, but the amounts are not expected to change materially in the aggregate.

INFLATION

     To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The adoption did not have an impact on our financial position as we have not entered into any derivative instruments.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement (SFAS) No. 141, "Business Combinations" SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires separate recognition of intangible assets that meet certain criteria.

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules were classified as a cumulative change in accounting principle. We completed our initial transition evaluation by June 30, 2002, which is within the six-month transition period allowed by the new standard. We determined that our goodwill balances would not be impaired. Goodwill amortization for each of the years ended December 31, 2002, 2001 and 2000 was $0, $126 and $126, respectively. The following table presents our net income as reported in our Consolidated Financial Statements compared to what would have been reported had SFAS 142 been in effect as of January 1, 2000 (in thousands).

                                                           YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                   2002            2001             2000
                                               ------------    ------------     ------------
Net income (loss), as reported............     $     11,647    $      7,019     $     (4,524)
Amortization of goodwill..................               --             126              126
                                               ------------    ------------     ------------
Net income (loss), as adjusted............     $     11,647    $      7,145     $     (4,398)
                                               ============    ============     ============

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board (APB) Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. We have elected not to adopt this statement early. A non-cash extraordinary loss of approximately $2.0 million, net of taxes, was incurred during the third quarter of 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of our debt through the issuance of $175 million of Senior notes in July 2001. Income before income tax expense and income tax expense for the year ended December 31, 2001 will be $15,708 and $5,737, respectively, when we adopted SFAS 145 on January 1, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 has no impact on our financial statements for the year ended December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees we provide. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect that FIN 45 will have a material impact to our Consolidated Financial Statements.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- An Amendment of FASB Statement No. 123," was issued by the FASB and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. We are currently assessing the impact of FIN 46, and do not expect that it will have a material impact to the Consolidated Financial Statements.

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

     Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and we have not historically been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have fixed time charters for two of our offshore supply vessels for service in Trinidad and Tobago. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax ("VAT") payments are paid in Trinidad dollars which creates an exchange risk related to currency fluctuations. We do not hedge against any foreign currency rate fluctuations associated with foreign currency VAT payments arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. Gains or losses associated with such fluctuations have not been material.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and information required by this Item appear on pages F-1 through F-20 of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Effective June 24, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and auditors and engaged Ernst & Young LLP as our new independent public accountants and auditors. The decision to change our independent public accountants and auditors was approved by our board of directors upon the recommendation of our audit committee. For more information, please refer to our Report on Form 8-K filed on June 24, 2002.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

OUR EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors are currently as follows:


                  NAME                          AGE                     POSITION                               CLASS
   ---------------------------------       -----------   --------------------------------------           ----------
   Todd M. Hornbeck.................            34       President, Chief Executive Officer,              III
                                                         Secretary and Director
   Carl G. Annessa..................            46       Vice President and Chief Operating               N/A
                                                         Officer
   James O. Harp, Jr................            42       Vice President and Chief Financial               N/A
                                                         Officer
   Timothy P. McCarthy..............            35       Controller                                       N/A
   Paul M. Ordogne..................            51       Treasurer                                        N/A
   Bernie W. Stewart................            58       Director and Chairman of the Board               I
   Richard W. Cryar (2).............            55       Director                                         II
   Larry D. Hornbeck................            64       Director                                         II
   Bruce W. Hunt....................            45       Director                                         I
   Patricia B. Melcher..............            42       Director                                         III
   David A. Trice...................            54       Director                                         II
   Christian G. Vaccari (2).........            43       Director                                         III
   Andrew L. Waite..................            42       Director                                         I

----------

(1) Class I, II and III directors have terms expiring in 2004, 2003 and 2005, respectively.

(2) Messrs. Cryar and Vaccari have tendered, and the company has accepted, their resignations as directors, effective upon the closing of an initial public offering of our common stock provided such offering occurs by the earlier of April 30, 2003 or our 2003 annual stockholders' meeting. If no such offering occurs by the earlier of those two dates, then the resignation of Messrs. Cryar and Vaccari will not become effective.

     Todd M. Hornbeck has served as our President and Secretary and as a director since our formation in June 1997. Until February 2002, he also served as Chief Operating Officer. In February 2002, he was appointed Chief Executive Officer. Mr. Hornbeck worked for the original Hornbeck Offshore Services, Inc., a publicly traded offshore service vessel company, from 1991 to 1996, serving in various positions relating to business strategy and development. Following the merger of Hornbeck Offshore Services, Inc. with Tidewater, Inc. (NYSE:TDW) in March 1996, he accepted a position as Marketing Director -- Gulf of Mexico with Tidewater, where his responsibilities included managing relationships and overall business development in the Gulf of Mexico region. He remained with Tidewater until our formation. Todd Hornbeck is the son of Larry D. Hornbeck. Todd Hornbeck serves as a board designee for himself and his brother, Troy A. Hornbeck.

     Carl G. Annessa has served as our Vice President of Operations since September 1997. In February 2002, he was appointed Vice President and Chief Operating Officer. Mr. Annessa is responsible for operational oversight and design and implementation of our vessel construction program. Prior to joining us, he was employed for 17 years by Tidewater, Inc., in various technical and operational management positions, including management of large fleets of offshore supply vessels in the Arabian Gulf, Caribbean and West African markets, and was responsible for the design of several of Tidewater's vessels. Mr. Annessa was employed for two years by Avondale Shipyards, Inc. as a naval architect before joining Tidewater. Mr. Annessa received a degree in naval architecture and mechanical engineering from the University of Michigan in 1979.

     James O. Harp, Jr. has served as our Vice President and Chief Financial Officer since January 2001. Prior to joining us, Mr. Harp served as Vice President in the Energy Group of RBC Dominion Securities Corporation, an investment banking firm, from August 1999 to January 2001 and as Vice President in the Energy Group of Jefferies & Company, Inc., an investment banking firm, from June 1997 to August 1999. During his investment banking career, Mr. Harp worked extensively with marine-related oil service companies, including as our investment banker in connection with our private equity offering in November 2000. From July 1982 to June 1997 he served in a variety of capacities, most recently as Tax Principal, with Arthur Andersen LLP, and had a significant concentration of international clients in the oil service and maritime industries. Since April 1992, he has also served as Treasurer and Director of SEISCO, Inc., a seismic brokerage company.

     Timothy P. McCarthy has served as our Controller since May 2002. Prior to joining us, Mr. McCarthy served in a variety of capacities, most recently as an Experienced Manager, in the assurance practice section of the New Orleans office of Arthur Andersen LLP from July 1994 to May 2002. Mr. McCarthy is a certified public accountant.

     Paul M. Ordogne has served as our Treasurer since our formation in June 1997. Until May 2002, he also served as our Controller. From 1980 to June 1997, he worked for Cari Investment Company, a privately owned holding company for energy-related investments, serving in various financial and accounting positions, including those of controller and assistant treasurer. Mr. Ordogne is a certified public accountant.

     Richard W. Cryar has served as one of our directors since our formation in June 1997. Since 1994, he has served as Managing Member of Cari Capital Company, L.L.C., a merchant banking firm. Since October 1999, Mr. Cryar has served as a general partner in the equity fund, Audubon Capital Fund I, L.P. Mr. Cryar serves as a board designee of Cari Investment Company.

     Larry D. Hornbeck has served as one of our directors since August 2001. An executive with over 30 years experience in the offshore supply vessel business worldwide, Mr. Hornbeck was the founder of the original Hornbeck Offshore Services, Inc., a publicly traded offshore service vessel company with over 100 vessels operating worldwide. From its inception in 1981 until its merger with Tidewater, Inc., Mr. Hornbeck served as the Chairman of the Board, President and Chief Executive Officer of the original Hornbeck Offshore Services, Inc. Following the merger, Mr. Hornbeck served as a director of Tidewater from March 1996 until October 2000. From 1969 to 1980, Mr. Hornbeck was Chairman, President and Chief Executive Officer of Sealcraft Operators, Inc., a publicly held, specialty service offshore supply vessel company operating worldwide. Larry Hornbeck is the father of Todd M. Hornbeck. Larry Hornbeck serves as the board designee of Todd M. Hornbeck and Troy A. Hornbeck.

     Bruce W. Hunt has served as one of our directors since August 1997. He has been President of Petrol Marine Corporation since 1988 and President and Director of Petro-Hunt, L.L.C. since 1997, each of which is an energy-related company. Mr. Hunt served as a director of the original Hornbeck Offshore Services, Inc., a publicly traded offshore service vessel company, from November 1992 to March 1996.

     Patricia B. Melcher joined our board of directors effective October 10, 2002. Ms. Melcher has served as the President of Allegro Capital Management, Inc., a privately owned investment company focused on private equity investments in energy-related companies, since 1997. From 1989 to 1994, she worked for SCF Partners, L.P., an investment fund sponsor specializing in private equity investments in oilfield service companies, and from 1995 to 1997, she served as a board member and advisory board member of its general partner, L. E. Simmons & Associates, Incorporated. From 1986 to 1989, Ms. Melcher worked for Simmons & Company International, an investment banking firm serving the energy industry.

     Bernie W. Stewart has served as one of our directors since November 2001 and was appointed Chairman of the Board in February 2002. Mr. Stewart was Senior Vice President, Operations of R&B Falcon Corporation, a contract drilling company, and President of R&B Falcon Drilling U.S., its domestic operating subsidiary, from May 1999 until R&B Falcon Corporation (NYSE: FLC) merged with Transocean Sedco Forex Inc. (NYSE:RIG) in January 2001. Between April 1996 and May 1999, he served as Chief Operating Officer of R&B Falcon Holdings, Inc. and as its President from January 1998. From 1993 until joining R&B Falcon Holdings, he was Senior Vice President and Chief Operating Officer for the original Hornbeck Offshore Services, Inc., a publicly traded offshore service vessel company, where he was responsible for overall supervision of the company's operations. From 1986 until 1993, he was President of Western Oceanics, Inc., an offshore drilling contractor. Since leaving R&B Falcon Corporation upon its merger with Transocean Sedco Forex, Mr. Stewart has been an independent business consultant. From February 27, 2002 to February 27, 2003, Mr. Stewart acted as an advisor to the company under an advisory services agreement discussed below.

     David A. Trice joined our board of directors effective October 10, 2002. Mr. Trice has served as the President of Newfield Exploration Company (NYSE:NFX), an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties since May 1999. At Newfield, he has also served as the Chief Executive Officer since February 2000, and as a director since 2000. From May 1999 to February 2000, he served as its Chief Operating Officer and from July 1997 to May 1999, he served as its Vice President--Finance and International. Mr. Trice served as the President, Chief Executive Officer and Director of the Huffco Group, an offshore drilling contractor, from 1991 to July 1997.

     Christian G. Vaccari has served as one of our directors since our formation in June 1997 and served as our Chairman of the Board and Chief Executive Officer from June 1997 until February 2002. Since 1989, Mr. Vaccari has served as President, Chief Executive Officer and Chairman of the Board of Cari Investment Company, a privately owned holding company for energy-related investments. From 1988 to 1994, he served as Director of Corporate Development and Marketing for JAMO, Inc., a leading building materials company in the southeastern United States. From 1984 to 1988, Mr. Vaccari was an investment advisor with Thomson McKinnon, Inc., an investment banking firm. Since July 1997, Mr. Vaccari has served as a director of Riverbarge Excursion Lines, Inc. and since October 1999, he has served as a general partner in the equity fund, Audubon Capital Fund I, L.P. Mr. Vaccari serves as a board designee of Cari Investment Company.

     Andrew L. Waite has served as one of our directors since November 2000. He was appointed to our board as the designee of SCF-IV, L.P. Mr. Waite is a Managing Director of L.E. Simmons & Associates, Incorporated and has been an officer of that company since October 1995. He was previously Vice President of Simmons & Company International, an investment banking firm serving the energy industry, where he served from August 1993 to September 1995. From 1984 to 1991, Mr. Waite held a number of engineering and management positions with the Royal Dutch/Shell Group, an integrated oil and gas company. He currently serves as a director of Oil States International, Inc. (NYSE:OIS), a diversified oilfield equipment and service company.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors has a compensation committee, which currently consists of Messrs. Stewart, Hunt, Trice and Waite. The compensation committee:

     o reviews and recommends to the board of directors the compensation and benefits of our executive officers;

     o establishes and reviews general policies relating to our compensation and benefits; and

     o  administers our stock incentive plan.

     The board has also established an audit committee comprised of Messrs. Cryar, Larry Hornbeck, Hunt, Stewart and Waite and Ms. Melcher. The audit committee recommends to the board the independent public accountants to audit our annual financial statements. The board selects the independent public accountants, subject to shareholder approval. The audit committee also establishes the scope of, and oversees, the annual audit.

     The board has also established an ad hoc committee comprised of Messrs. Larry Hornbeck, Todd Hornbeck, Hunt, Stewart and Waite. The purpose of this committee is to address any issues related to the separation of Christian G. Vaccari (who ceased serving as our Chief Executive Officer and Chairman of the Board in February 2002 and who has tendered his resignation as a director effective upon the closing of an initial public offering of our common stock provided such offering occurs by either April 30, 2003 or our 2003 annual stockholders' meeting, whichever occurs first) from the Company, including our ongoing relationship with Mr. Vaccari, his family, Cari Investment Company (which is the holder of more than 5 percent of our common stock and for which Mr. Vaccari serves as President, Chief Executive Officer and Chairman of the Board) and certain shipyards affiliated with Mr. Vaccari and with which we have contracts for the construction of certain of our offshore supply vessels.

     Our board may establish other committees from time to time to facilitate the management of the business and affairs of our Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of our executive officers serves as a member of a compensation committee or board of directors of any other entity that has an executive officer serving as a member of our board of directors.

TERM AND COMPENSATION OF DIRECTORS

     The members of our board of directors are divided into three classes and are elected for a term of three years, or until a successor is duly elected and qualified. The terms of office of the

Class I, Class II and Class III directors expire at the annual meeting of stockholders to be held in 2004, 2003 and 2005, respectively.

     Directors who are also our employees receive no additional compensation for serving as directors or committee members. Non-employee directors historically have received compensation in the form of stock option grants for their service as directors. All directors are reimbursed for their out-of-pocket expenses incurred in connection with serving on our board.

     Effective July 18, 2002, the board of directors approved a compensation plan applicable to our non-employee directors. Under the terms of this plan, each non-employee director receives a total annual retainer of $20,000, paid quarterly. Each non-employee director will also receive $1,200 for each board meeting attended in person and $800 for each board meeting attended by telephonic communications. Board committee members will be entitled to receive $600 for each committee meeting attended, with the committee chairman receiving $800 for each committee meeting attended. Committee members must attend meetings in person or by telephonic communications to receive the applicable compensation. Under the terms of this plan, non-employee directors are entitled to receive a minimum annual grant of 5,000 options to purchase common stock which amount may be reviewed annually and increased at the discretion of the compensation committee. After three years of service as a non-employee director, a non-employee director and his immediate family may elect to participate in the same insurance benefit programs sponsored by the company on the same monetary terms as the executive officers.

     The non-employee director compensation plan also provides for longevity service awards to non-employee directors. Upon completion of three years of service following adoption of the compensation plan, a director will be granted options to purchase the number of shares of common stock equaling 25 percent of the options granted to such director over the previous three years. Upon completion of five years of service as a non-employee director, a director will be granted options to purchase the number of shares of common stock equaling 50 percent of the options granted to such director over the previous five years less the number of shares covered by the options awarded to such director after three years of service. Thereafter, upon completion of each successive period of five years of service, a non-employee director will be granted options to purchase the number of shares of common stock equaling 50 percent of the options granted to such director over the previous five years. Under the terms of this compensation plan, neither Mr. Cryar nor Mr. Vaccari is qualified to participate in the plan.

     In addition to the cash compensation received for their service as directors during 2002 under the terms of the plan described above, in March 2003 each of Messrs. Larry Hornbeck, Hunt, Stewart, Trice and Waite and Ms. Melcher were granted options to purchase shares of our common stock. Notwithstanding the provision of the plan calling for the grant of a minimum of 5,000 options to purchase common stock, with their acquiescence, each of them were granted options to purchase 4,250 shares of our common stock at an exercise price of $4.48 per share. One third of these options will become exercisable on each of the three following anniversaries of such date.

     On February 27, 2002, we entered into an advisory agreement with an initial term of one year with Bernie W. Stewart, our Chairman of the Board. Under the terms of this agreement, Mr. Stewart advised and made recommendations to our executive officers and board of directors on matters relating to our business, including our operations, finances, strategic planning and acquisitions. Mr. Stewart provided these services on a full-time basis through May 31, 2002 and on a part-time basis through February 27, 2003. He received $20,000 per month for his full-time advisory services and $8,335 per month for his part-time services. Under the terms of his advisory agreement Mr. Stewart was granted options to purchase 10,000 shares of our common stock at an exercise price of $2.65 per share. The compensation expense recorded during 2002 related to the granted options was $7,400 using the Black-Scholes option pricing value methodology given that Mr. Stewart was not an employee of the Company at the grant date. Also under the terms of the advisory agreement, Mr. Stewart purchased 75,472 shares of our common stock at a purchase price of $2.65 per share, and, upon such purchase, we granted Mr. Stewart an option to purchase 37,736 shares of our common stock at a purchase price of $2.65 per share, which option shall be exercisable in accordance with the terms and conditions of our Incentive Compensation Plan. Mr. Stewart agreed that during the term of his advisory agreement he would not be employed by or associated with or own more than five percent (5%) of the outstanding securities of any of our competitors. Mr. Stewart also agreed that during the term of the advisory agreement and for a period of two years thereafter he will not (i) solicit any of our employees, customers, suppliers or sales agents to terminate their relationship with us or (ii) employ or cause any of our competitors to employ any person who is or was recently one of our employees, sales representatives, contractors, advisors or agents.

ITEM 11 -- EXECUTIVE COMPENSATION

     The following table sets forth compensation information for the chief executive officer and our other executive officers whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2002, 2001, and 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                   ANNUAL COMPENSATION                     AWARDS
                                       --------------------------------------------     -------------
                                                                       OTHER ANNUAL       SECURITIES     ALL OTHER
                              FISCAL                                   COMPENSATION       UNDERLYING   COMPENSATION
  NAME AND POSITION(1)         YEAR      SALARY (2)     BONUS(3)            (4)          OPTIONS(5,6)     (7,8,9)
------------------------      ------   -------------  ------------    --------------    -------------  -------------
Todd M. Hornbeck
  President, Chief             2002    $  200,000     $  279,753      $     --           127,500       $  2,873
  Executive Officer            2001       195,833        400,000            --                --          1,940
  And Secretary.........       2000       165,625         70,000            --           300,000             --

Carl G. Annessa
  Vice President and           2002       170,000        178,342            --            42,500          2,386
  Chief Operating              2001       155,000        240,000            --                --          1,953
  Officer...............       2000       121,771         39,000            --           100,000             --

James O. Harp, Jr.
  Vice President and           2002       170,000        178,342            --            42,500          1,131
  Chief Operating              2001       163,571        255,000            --           100,000          1,103
  Officer...............       2001            --             --            --                --             --

                               2002        59,500         20,000            --            20,000            359
Timothy P. McCarthy            2001            --             --            --                --             --
  Controller............       2000            --             --            --                --             --

                               2002       116,000         20,000            --                --          1,765
Paul M. Ordogne                2001       115,000         42,665            --                --          1,541
  Treasurer.............       2000       103,021         30,804            --            48,000             --


Christian G. Vaccari
  Former Chairman of           2002        33,333         46,626            --                --        401,865
  the Board and Chief          2001       195,833        400,000            --                --          1,295
  Executive Officer.....       2000       168,750         70,000            --           300,000             --

----------


(1) Mr. Harp joined us as our Vice President and Chief Financial Officer on January 15, 2001. Effective February 27, 2002, Mr. Vaccari ceased serving as our Chairman of the Board and Chief Executive Officer and continues to serve as one of our directors, and is still being compensated under the termination provisions of his employment agreement. Also effective February 27, 2002, Mr. Hornbeck, who had been serving as our President and Chief Operating Officer, was appointed to the additional position of Chief Executive Officer and Mr. Annessa was appointed to the additional position of Chief Operating Officer. Mr. McCarthy joined us as our Controller on May 27, 2002. Mr. Ordogne had also served as our Controller until May 2002.

(2) For 2001, the salary amount for Mr. Harp is prorated to reflect his date of hire of January 15, 2001. For 2002, the salary amount for Mr. McCarthy is prorated to reflect his date of hire of May 27, 2002 and the amount for Mr. Vaccari is prorated to reflect the amount of salary earned as our Chief Executive Officer through his severance date of February 27, 2002.

(3) Bonuses were paid in 2003, 2002 and 2001 as compensation for services provided in 2002, 2001 and 2000, respectively. For 2002, the amount for Mr. Vaccari is prorated to reflect the amount of bonus earned as Chief Executive Officer through his severance date of February 27, 2002.

(4) None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer.

(5) In connection with the adoption of an incentive compensation program for executive officers, we granted options in 2001, in part for services rendered in 2000, for Messrs. Hornbeck, Annessa, Ordogne and Vaccari to purchase shares of our common stock at an exercise price of $2.65 per share. In addition, Mr. Harp was granted options upon commencement of his employment in January 2001 to purchase 100,000 shares of our common stock at an exercise price of $2.65 per share.

(6) In connection with our incentive compensation program for executive officers, we granted options in 2003, in part for services rendered in 2002, for Messrs. Hornbeck, Annessa, and Harp to purchase shares of our common stock at an exercise price of $4.48 per share. The amount of options, if any, to be granted to Messrs. McCarthy and Ordogne pursuant to our incentive compensation program for such period has not been determined as of the filing date of this Form 10-K. In addition, Mr. McCarthy was granted options upon commencement of his employment in May 2002 to purchase 20,000 shares of our common stock at an exercise price of $2.65 per share.

(7) For 2000, these amounts represent (i) employer matching contributions made under our 401(k) savings plan in the amount of $630, $796 and $360 for Messrs. Hornbeck, Annessa and Ordogne, respectively, and (ii) premiums of $576, $490 and $288 for Messrs. Hornbeck, Annessa and Ordogne, respectively, associated with life insurance policies.

(8) For 2001, these amounts represent (i) employer matching contributions made under our 401(k) savings plan in the amount of $1,517, $1,530, $680, $1,118 and $872 for Messrs. Hornbeck, Annessa, Harp, Ordogne and Vaccari, respectively, and (ii) premiums of $423, $423, $423, $423 and $423 for Messrs. Hornbeck, Annessa, Harp, Ordogne and Vaccari, respectively, associated with life insurance policies.

(9) For 2002, these amounts represent (i) employer matching contributions made under our 401(k) savings plan in the amount of $2,200, $1,956, $701, $277, $1,335 and $1,090 for Messrs. Hornbeck, Annessa, Harp, McCarthy, Ordogne and Vaccari, respectively, and (ii) premiums of $673, $431, $431, $82, $431 and $981 for Messrs. Hornbeck, Annessa, Harp, McCarthy, Ordogne and Vaccari, respectively, associated with life insurance policies and (iii) in the case of Mr. Vaccari, the payments made under the termination provisions of his employment agreement relating to the period during 2002 after his severance.

OPTION GRANTS

     During the year ended December 31, 2002, other than to Mr. McCarthy as described below, we did not grant any options to acquire shares of our common stock to the executive officers named in the Summary Compensation Table above.

                                                                                         POTENTIAL REALIZABLE
                                                                                              VALUE AT
                                                                                            ASSUMED ANNUAL
                               NUMBER OF                                                    RATES OF STOCK
                               SECURITIES    % OF TOTAL                                      APPRECIATION
                               UNDERLYING      OPTIONS     EXERCISE OR                     FOR OPTION TERM(2)
                                OPTIONS      GRANTED IN    BASE PRICE      EXPIRATION    ---------------------
           NAME                 GRANTED      FISCAL YEAR   ($/SHARE)(1)       DATE            5%          10%
------------------------     ------------   -------------  ------------   -------------  ----------  ---------
Timothy P. McCarthy.....        20,000(3)        6.0%        $  2.65       May 27, 2012    $33,331     $84,468

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

(3) One-fourth of these options become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

FISCAL YEAR END OPTION VALUES

     The following table shows information with respect to the exercise of options to purchase our common stock and all unexercised options held by the executive officers named in the Summary Compensation Table as of December 31, 2002. Except for Mr. Vaccari, none of the executive officers named in the Summary Compensation Table have exercised any options to purchase our common stock.

                             SHARES                     NUMBER OF SECURITIES
                            ACQUIRED                         UNDERLYING                    VALUE OF UNEXERCISED
                              ON         VALUE          UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS
                            EXERCISE    REALIZED        AT DECEMBER 31, 2002               AT DECEMBER 31, 2002
                            --------    --------   ------------------------------    -------------------------------
       NAME                                          EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
-----------------------                            --------------  --------------    --------------  ---------------
Todd M. Hornbeck.......          --     $     --        205,000       180,000            $433,650        $329,400
Carl G. Annessa........          --           --         90,000        60,000             199,000         109,800
James O. Harp, Jr......          --           --         33,333        66,667              61,000         122,000
Timothy P. McCarthy....          --           --             --        20,000                  --          36,600
Paul M. Ordogne........          --           --         46,700        28,800             103,661          52,704
Christian G. Vaccari...      85,000       58,500        300,000            --             549,000              --

     As provided for under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For all periods presented, we have used the intrinsic value method whereby compensation cost for stock options, if any, is measured as the excess of the estimated fair value market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock.

EMPLOYMENT AGREEMENTS

     Todd M. Hornbeck serves as our President, Chief Executive Officer and Secretary, Carl G. Annessa serves as our Vice President and Chief Operating Officer, James O. Harp, Jr. serves as our Vice President and Chief Financial Officer, and Paul M. Ordogne serves as our Treasurer, each under an employment agreement with an initial term expiring December 31, 2003. On January 1, 2004, and on every third January 1 (or second January 1 in the case of Mr. Ordogne) thereafter, each agreement will automatically renew for up to three additional years (two years in the case of Mr. Ordogne), unless terminated before any such renewal date by the employee or us.

     The employment agreements of Messrs. Hornbeck, Annessa, Harp and Ordogne provide for annual base salaries of $200,000, $170,000, $170,000 and $116,000, respectively. However, under each of their respective employment agreements, the employee's salary will be reviewed from time to time by our compensation committee for possible increases based on the employee's performance. Effective January 1, 2003, the board has approved an increase in the annual base salaries of Messrs. Hornbeck, Annessa and Harp to $240,000, $200,000 and $185,000, respectively. Our board has agreed to award a bonus or bonuses to each of Messrs. Hornbeck, Annessa and Harp if our company meets certain EBITDA and earnings per share targets with respect to any year during which their respective employment agreement is in effect. Our board may, in its discretion, award a smaller bonus if our company does not meet such targets or an additional bonus if our company exceeds such targets. Mr. Ordogne is eligible for a bonus each year at the discretion of the board.

     If we terminate the employment of Mr. Hornbeck for any reason other than for cause, he will be entitled to receive his salary until the actual termination date of his agreement or two years after the date of termination, whichever is later. If we terminate the employment of Messrs. Annessa, Harp or Ordogne for any reason other than for cause, he will be entitled to receive his salary until the actual termination date of his agreement or one year, as to Messrs. Annessa and Harp, and six months, as to Mr. Ordogne, after the date of termination, whichever is later. If we should undergo a change in control while the agreements are in effect and Messrs. Hornbeck, Annessa or Harp is either constructively or actually terminated under the conditions set forth in his agreement, then he will be entitled to receive three times his salary for the year in which the termination occurs and, in general, three times the bonus he received for the previous year. If we should undergo a change in control while Mr. Ordogne's agreement is in effect and he is either constructively or actually terminated under the conditions set forth in his agreement, then he will be entitled to receive one and one-half times his salary for the year in which the termination occurs and, in general, one and one-half times the bonus he received for the previous year.

     Mr. Hornbeck has agreed that during the term of his agreement and Messrs. Annessa, Harp and Ordogne have each agreed that during the term of their respective agreements and for a period of one year (six months in the case of Mr. Ordogne) after termination, they will not (i) be employed by or associated with or own more than five percent (5%) of the outstanding securities of any entity which competes with us in the locations in which we operate, (ii) solicit any of our employees to terminate their employment or (iii) accept employment with or payments from any of our clients or customers who did business with us while employed by us. We may elect to extend Mr. Annessa's noncompetition period for an additional year by paying his compensation and other benefits for an additional year, and we may elect to extend Mr. Ordogne's noncompetition period for an additional six months by paying his compensation and other benefits for an additional six months.

     Christian G. Vaccari served as our Chairman of the Board and Chief Executive Officer under an employment agreement with terms substantially identical to the terms of Mr. Hornbeck's employment agreement described above. Effective February 27, 2002, Mr. Vaccari ceased serving as our Chairman of the Board and Chief Executive Officer, his employment under the terms of his agreement terminated and he will continue to receive payments in accordance with the termination provisions of his agreement until February 27, 2004.

INCENTIVE COMPENSATION PLAN

     Our board of directors and shareholders adopted an Incentive Compensation Plan in 1997. The purpose of the Incentive Compensation Plan is to strengthen our company by providing an incentive to our employees, officers, consultants, non-employee directors and advisors to devote their abilities and energies to our success. The plan provides for the granting or awarding of incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock and performance shares. With the approval of our stockholders, we have reserved 3.5 million shares of our common stock for issuance pursuant to awards made under the plan, of which 1,569,014 shares were available for future grants as of December 31, 2002.

     The Incentive Compensation Plan is administered by the compensation committee. Subject to the express provisions of the plan, the compensation committee has full authority, among other things:

     o to select the persons to whom stock, options and other awards will be granted,

     o to determine the type, size and terms and conditions of stock options and other awards, and

     o to establish the terms for treatment of stock options and other awards upon a termination of employment.

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

401(K) RETIREMENT PLAN

     We have adopted a 401(k) plan for our employees. Employees are eligible to participate in the plan following three months of employment with us if they are at least 21 years of age. Under the plan, eligible employees are permitted, subject to legal limitations, to contribute up to 20% of compensation. The plan provides that we will match an amount equal to a percentage set by us of up to six percent (6%) of an employee's contribution before the end of each calendar year. We are also permitted to make qualified non-elective and discretionary contributions in proportion to each eligible employee's compensation as a ratio of the aggregate compensation of all eligible employees. The amounts held under the plan are invested in investment funds maintained under the plan in accordance with the directions of each participant. This plan does not permit investments in our common stock.

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

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of our voting securities as of March 26, 2003 by:

     o each person who is known to us to be the beneficial owner of more than 5% of our voting securities;

     o  each of our directors; and

     o each of our named executive officers and all of our executive officers and directors as a group.

     Unless otherwise indicated, each person named below has an address c/o our principal executive offices and has sole power to vote and dispose of the shares of voting securities beneficially owned by them, subject to community property laws where applicable

                                              DIRECT OWNERSHIP                      BENEFICIAL OWNERSHIP
                                      -------------------------------       ----------------------------------
                                         NUMBER OF     PERCENTAGE OF            NUMBER OF        PERCENTAGE OF
                                          SHARES        OUTSTANDING              SHARES         OUTSTANDING(1)
                                      -------------     -------------       ----------------    --------------
SCF-IV, L.P......................       9,864,912          32.6                9,864,912(2)          32.6
Cari Investment Company..........       5,129,364          16.9           )
                                                                          )    5,753,982(3)          18.8
Christian G.  Vaccari............         317,078           1.0           )
William Herbert Hunt Trust
  Estate.........................       5,065,976          16.7           )
                                                                          )    5,130,976(4)          16.9
Bruce W.  Hunt...................          25,000             *           )
Todd M.  Hornbeck................       1,537,736           5.1                3,302,736(5)          10.8
Rock Creek Partners II, Ltd......       2,283,545           7.5           )
                                                                          )    2,660,904(6)           8.8
Rock Creek II Co. Investments,                                            )
Ltd..............................         377,359           1.2           )
Carl G.  Annessa.................          70,000             *                  180,000(7)             *
James O.  Harp, Jr...............          35,088             *                  101,754(8)             *
Timothy P.  McCarthy.............              --            --                       --               --
Paul M.  Ordogne.................          99,300             *                  155,660(9)             *
Bernie W.  Stewart...............         111,186             *                  149,488(10)            *
Richard W.  Cryar................          43,143             *                   83,143(11)            *
Larry D.  Hornbeck...............         159,120             *                  173,120(12)            *
Patricia B. Melcher..............              --            --                       --               --
David A. Trice...................              --            --                       --               --
Andrew L.  Waite.................           2,210             *                   18,209(13)            *
All shares owned or controlled
  by executive officers and
  directors as a group
  (13 persons)...................       2,399,861           7.9               15,049,008(14)         48.0

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

(3) Cari Investment Company is owned entirely by Christian G. Vaccari and other members of his family. Mr. Vaccari also serves as its chief executive officer and may be deemed to share voting and dispositive power with respect to the 5,129,364 shares of common stock owned by Cari Investment Company. Cari Investment Company's address is 1100 Poydras Street, Suite 2000, New Orleans, LA 70163. Beneficial ownership includes options to purchase 300,000 shares of common stock that are currently exercisable by Mr. Vaccari and a total of 7,540 shares of common stock held in trusts for the benefit of Mr. Vaccari's children.

(4) Mr. Bruce W. Hunt is a representative of the William Herbert Hunt Trust Estate and may be deemed to share voting and dispositive power with respect to the 5,065,976 shares of common stock owned by the Trust Estate. Also includes options to purchase 40,000 shares of common stock that are currently exercisable by Mr. Hunt. The Trust Estate's address is 3900 Thanksgiving Tower, 1601 Elm Street, Dallas, TX 75201.

(5) Troy A. Hornbeck has granted a power of attorney to Todd M. Hornbeck covering the voting interest in his 1,500,000 shares, and therefore Todd Hornbeck has control of all voting decisions with respect to a total of 3,037,376 shares. Beneficial ownership includes options to purchase 265,000 shares of common stock that are currently exercisable by Todd Hornbeck.

(6)  Rock Creek Capital Group, Inc. is the ultimate general partner of both
     Rock Creek Partners II, Ltd. and Rock Creek II Co. Investments, Ltd. As such, it may be deemed to have voting and dispositive power with respect to the shares owned by Rock Creek Partners II, Ltd. and Rock Creek II Co. Investments, Ltd. The address of all of these entities is 1200 River Place Drive, Suite 902, Jacksonville, Florida 32207.

(7) Beneficial ownership includes options to purchase 110,000 shares of common stock that are currently exercisable.

(8) Beneficial ownership includes options to purchase 66,666 shares of common stock that are currently exercisable.

(9) Beneficial ownership includes options to purchase 56,300 shares of common stock that are currently exercisable.

(10) Beneficial ownership includes options to purchase 38,302 shares of common stock that are currently exercisable.

(11) Beneficial ownership includes options to purchase 40,000 shares of common stock that are currently exercisable.

(12) Beneficial ownership includes options to purchase 14,000 shares of common stock that are currently exercisable.

(13) Mr. Waite serves as Managing Director of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF-IV, L.P. As such, Mr. Waite may be deemed to have voting and dispositive power over the shares owned by SCF-IV, L.P. Mr. Waite disclaims beneficial ownership of the shares owned by SCF-IV, L.P. Beneficial ownership includes options to purchase 14,167 shares of common stock that are currently exercisable.

(14) Beneficial ownership includes options to purchase 944,435 shares of common stock that are currently exercisable.

     Voting Agreements. Under the terms of a stockholders' agreement among SCF-IV, L.P., Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and the Company, Todd and Troy Hornbeck and Cari Investment Company have agreed to vote their shares in favor of SCF-IV, L.P.'s designee to our board, so long as it owns at least 5% of the company's outstanding common stock or, prior to an initial public offering, it owns at least 80% of the common stock it acquired in November 2000. Under this agreement, SCF-IV, L.P. also agrees to vote its shares in favor of the two designees of Todd and Troy Hornbeck and the two designees of Cari Investment Company. Pursuant to a voting arrangement entered into between SCF-IV, L.P. and the company in connection with our private equity offering completed in October 2001, SCF is restricted from voting 562,081 of its shares.

     Registration Rights. Under the terms of a stockholders' agreement among us, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company, Todd and Troy Hornbeck and Cari Investment Company are entitled to require us to file a registration statement under the Securities Act of 1933 to sell some or all of the shares of our common stock held by them. We are only required to make one such stand-alone registration for each of Todd and Troy Hornbeck and one for Cari Investment Company. In addition, holders of a majority of the shares of our common stock issued to the Hornbecks and Cari Investment Company on June 5, 1997 and shares issued with equivalent registration rights to other persons or entities may require us to register some or all of such shares if they have not already been registered and may not then be sold under Rule 144(k) of the Securities Act of 1933. Todd and Troy Hornbeck and Cari Investment Company also have the right to include some or all of their shares of common stock in any other registration statement that we file involving our common stock.

     Under the terms of a registration rights agreement among us and SCF IV, L.P., SCF IV, L.P. and other stockholders that purchased shares of our common stock in the private placement of our common stock completed in November 2000 have the right to include some or all of such shares, and any shares issued in respect of such shares, in any registration statement that we file involving our common stock. Also under such agreement, the holders of 50.1% of the shares of our common stock issued in the November 2000 private placement, which, at this time, is only SCF IV, L.P., are entitled to require us to file a registration statement under the Securities Act of 1933 to sell some or all of the common stock held by them. We are only required to make one such registration for SCF IV, L.P.

     Contractual Restrictions on Transfer by Certain Stockholders. Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company have agreed, after we are a reporting company under the Securities Exchange Act of 1934, to give us notice of and an opportunity to make a competing offer regarding a decision by any of them to sell or consider accepting an offer to sell to a single person or entity shares of common stock representing 5% or more of our common stock, other than in compliance with Rule 144 or to an affiliate or family member of the holder. SCF-IV, L.P. has also agreed to give us notice of and an opportunity to make a competing offer regarding a decision by it to sell or consider accepting an offer to sell to a single person or entity shares of common stock representing 5% or more of our common stock. SCF-IV, L.P. is further prohibited from transferring any of its shares of our common stock to any person or entity that is a competitor of ours.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information as of December 31, 2002 about our Incentive Compensation Plan, which was approved by our stockholders. All equity compensation paid by the company is made under and pursuant to the terms and conditions of the Incentive Compensation Plan. All outstanding awards relate to our common stock. Further information regarding our incentive Compensation Plan can be found in Note 7 of our Consolidated Financial Statements included herein.

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
            PLAN CATEGORY                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
------------------------------------   -----------------------    --------------------    ---------------------------
                                                 (a)                      (b)                         (c)
Equity compensation plans
   approved by security holders.....           1,930,986                  $2.56                     1,569,014
Equity compensation plans not
   approved by security holders....                   --                     --                            --
                                             -----------               --------                     ---------
Total                                          1,930,986                  $2.56                     1,569,014
                                             ===========               ========                     =========


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

     Effective May 29, 2002, we changed our name to Hornbeck Offshore Services, Inc. from HORNBECK-LEEVAC Marine Services, Inc., and one of our subsidiaries changed its name to Hornbeck Offshore Transportation, LLC from LEEVAC Marine, LLC. In connection with these name changes, we terminated a cross-license with Cari Investment Company covering the use of the name "LEEVAC" and certain logos associated with such name, and assigned all of our interests therein to Cari Investment Company. In consideration, Cari Investment Company agreed not to use the name "LEEVAC" or its related logos in any activity that would compete with our business. Cari Investment Company is a holder of more than 5% of our common stock and Christian G. Vaccari, who served as our Chairman of the Board and Chief Executive Officer until February 2002 and who currently serves as one of our directors, is the President, Chief Executive Officer and Chairman of the Board of Cari Investment Company.

     Mr. Vaccari is also a member of LEEVAC Industries, LLC. Two of our recently constructed offshore supply vessels delivered during 2002 were built by LEEVAC Industries. As of December 31, 2002, we had contracts with LEEVAC Industries for the construction of four additional offshore supply vessels, which are the first four vessels to be constructed under our current eight-vessel newbuild program. Since January 1, 2002, we have made payments under our various shipyard contracts with LEEVAC Industries aggregating $21.1 million, and at December 31, 2002 our contracts with LEEVAC Industries call for the payment of an additional $24.9 million over the course of construction of the four offshore supply vessels. Our current and past contracts with LEEVAC Industries were entered into following a competitive bidding process. In connection with our contract with LEEVAC Industries relating to the construction of the first four vessels under our current newbuild program, we received a favorable fairness opinion from an independent appraiser with respect to the terms of the transaction.

     In connection with Richard Cryar's resignation from our board of directors tendered July 2002, the board approved an amendment to his stock options that were outstanding at such time. The amendment provides for full vesting of any unvested portions of such options upon the effective date of a registration statement filed by the company in connection with an initial public offering of our common stock.

ITEM 14 -- CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following items are filed as part of this report:

          1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 though F-20 of this report. The Index to Consolidated Financial Statements appears on page F-1.

          2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

          3. Exhibits.


   EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
   -------  -------------------------------------------------------------------
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

     3.5 -- Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit
               3.5 to the Company's Registration Statement on Form S-1 dated July 22, 2002, Registration No. 333-96833).

     3.6 -- Second Restated Bylaws of HORNBECK-LEEVAC Marine Services, Inc., adopted October 4, 2000 (incorporated by reference to Exhibit
               3.5 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

     3.7 -- Amendment to Second Restated Bylaws of the Company adopted May 28, 2002 (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-1 dated July 22, 2002, Registration No. 333-96833).

     4.1 -- Indenture dated as of July 24, 2001, between Wells Fargo Bank Minnesota, National Association (as Trustee) and the Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

     4.2 -- Supplemental Indenture dated as of December 17, 2001, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company, Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC, with Notation of Subsidiary Guarantee by Hornbeck Offshore Services, LLC, f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC attached (incorporated by reference to Exhibit 4.1.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 dated December 19, 2001, Registration No. 333-69826).

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

    10.6    -- Advisory Agreement dated effective February 27, 2002 by and between Bernie W. Stewart and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).

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

    10.9    -- Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 dated July 22, 2002, Registration No. 333-96833).

  *10.10    -- Director and Advisory Director Compensation Plan

   10.11    -- Asset Purchase Agreement dated as of May 31, 2001 among LEEVAC
               Marine, Inc., Hygrade Operators, Inc., Red Star Towing and Transportation Company, Inc., Sheridan Towing Co., Inc., R.S. Bushey & Sons, Inc., and Amerada Hess Corporation (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

   10.12    -- Contract of Affreightment dated as of May 31, 2001 among LEEVAC
               Marine, Inc. and Amerada Hess Corporation (certain portions omitted based on a grant of confidential treatment filed separately with the Commission) (incorporated by reference to
               Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-4 dated December 19, 2001, Registration No. 333-69826).

   10.13    -- Credit Agreement dated as of December 31, 2001 among Hornbeck
               Offshore Services, LLC, LEEVAC Marine, LLC and Hibernia National Bank, as Agent and the lenders named therein (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 2002).

   10.14    -- First Amendment to Credit Agreement dated as of February 25, 2002 among Hornbeck Offshore Services, LLC, LEEVAC Marine, LLC and Hibernia National Bank, as Agent and the lenders named therein (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Commission on April 1,
               2002).

      21    -- Subsidiaries of Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 dated July 22, 2002 (Registration No. 333-96833))


   *99.1    -- Certification of the Chief Executive Officer Pursuant to Section
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *99.2    -- Certification of the Chief Financial Officer Pursuant to Section
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith.

     (b) Reports on Form 8-K.

         On October 15, 2002, we filed a report on Form 8-K announcing that we had appointed two new directors to our board of directors and had filed to withdraw our Registration Statement on From S-1 relating to a proposed initial public offering of our common stock.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Financial Statements included in this Form 10-K include the put warrant accounting methodology that was adopted in the Registration Statement on Form S-1 that the Company filed with the Securities and Exchange Commission in July 2002 and withdrew in October 2002. Upon the filing of the Form S-1, the Company was required to change its method of accounting for its outstanding put warrants. Prior to the filing of the Form S-1, the Company reported the put warrant, consistent with private company accounting rules, as an equity item, and therefore all changes in the fair market value of the put warrants were accounted for within Stockholders' Equity. As a result of filing the Form S-1, the Company was required to report the put warrants, consistent with public company accounting rules, as a liability, and therefore the historical changes in the fair market value for the warrants were accounted for as adjustments to interest expense for the applicable periods. The Company previously presented the additional interest expense associated with the change in value of the warrants as a pro forma adjustment to net income in its December 31, 2001 Form 10-K and each of its Form 10-Q's for the calendar year 2002. These warrants were repurchased in October 2001 and therefore did not affect the operating results for 2002. Therefore, net income for the years ended December 31, 2001 and 2000 included in these Consolidated Financial Statements includes the interest expense previously reported as the pro forma interest charges for such years in the Company's Form 10-K for the year ended December 31, 2001.


                                                                                                         PAGE
                                                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS OF HORNBECK OFFSHORE SERVICES, INC:

  Report of Independent Auditors..........................................................................F-2

  Consolidated Balance Sheets as of December 31, 2002 and
    2001..................................................................................................F-3

  Consolidated Statements of Operations for Each of the
    Three Years in the Period Ended December 31, 2002.....................................................F-4

  Consolidated Statements of Changes in Stockholders' Equity
    for Each of the Three Years in the Period Ended December 31, 2002.....................................F-5

  Consolidated Statements of Cash Flows for Each of the
    Three Years in the Period Ended December 31, 2002.....................................................F-6

  Notes to Consolidated Financial Statements..............................................................F-7

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries (formerly known as HORNBECK-LEEVAC Marine Services, Inc. and subsidiaries) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                                      ERNST & YOUNG LLP



New Orleans, Louisiana
January 31, 2003

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         DECEMBER 31,
                                                                                  -------------------------
                                                                                      2002          2001
                                                                                  -----------   -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................     $    22,228   $    53,203
  Accounts receivable, net of allowance for doubtful
      accounts of $469 and $133, respectively................................          14,616        10,690
  Prepaid insurance..........................................................             569         1,047
  Other current assets.......................................................           1,877           665
                                                                                  -----------   -----------
      Total current assets...................................................          39,290        65,605
  Property, plant and equipment, net.........................................         226,232       180,781
  Goodwill, net of accumulated amortization of $621..........................           2,628         2,628
  Deferred charges, net......................................................          10,113         9,803
  Other assets...............................................................              27            --
                                                                                  -----------   -----------
      Total assets...........................................................     $   278,290   $   258,817
                                                                                  ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...........................................................     $     5,329   $     5,624
  Capital lease obligations and other notes payable, current.................              21           437
  Accrued interest...........................................................           7,747         8,161
  Accrued payroll and benefits...............................................           3,740         2,867
  Other accrued liabilities..................................................             188            --
                                                                                  -----------   -----------
      Total current liabilities..............................................          17,025        17,089
  Long-term debt, net of original issue discount of $2,694 and
      $3,024, respectively...................................................         172,306       171,976
  Deferred tax liabilities, net..............................................          16,709         9,570
  Other liabilities..........................................................             374           316
                                                                                  -----------   -----------
      Total liabilities......................................................         206,414       198,951
STOCKHOLDERS' EQUITY:
  Preferred stock: $0.01 par value; 5,000 shares authorized; no
      shares issued and outstanding .........................................             --            --
  Common stock:  $0.01 par value; 100,000 shares authorized;
      30,305 shares and 30,135 shares issued and outstanding
      at December 31, 2002 and 2001, respectively............................             303           301
  Additional paid-in capital.................................................          60,880        60,519
  Retained earnings (deficit)................................................          10,693          (954)
                                                                                  -----------   -----------
      Total stockholders' equity.............................................          71,876        59,866
                                                                                  -----------   -----------
      Total liabilities and stockholders' equity.............................     $   278,290   $  $258,817
                                                                                  ===========   ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           2002             2001           2000
                                                                       -----------      -----------      ---------
   Revenue...........................................................  $    92,585      $    68,791      $  36,102
   Costs and expenses:
     Operating expenses..............................................       48,043           32,371         20,410
     General and administrative expenses.............................       10,271            8,473          3,355
                                                                       -----------      -----------      ---------
                                                                            58,314           40,844         23,765
                                                                       -----------      -----------      ---------
     Operating income................................................       34,271           27,947         12,337
   Interest income...................................................          667            1,455            305
   Interest expense:
       Debt obligations..............................................      (16,207)         (10,665)        (8,216)
       Put warrants..................................................           --           (2,952)        (7,262)
                                                                       -----------      -----------      ---------
                                                                           (16,207)         (13,617)       (15,478)
   Other income (expense), net.......................................           55               --           (138)
                                                                       -----------      -----------      ---------
                                                                           (15,485)         (12,162)       (15,311)
                                                                       -----------      -----------      ---------
   Income (loss) before income taxes and extraordinary item..........       18,786           15,785         (2,974)
   Income tax expense................................................        7,139            6,802          1,550
                                                                       -----------      -----------      ---------
   Income (loss) before extraordinary item...........................       11,647            8,983         (4,524)
   Extraordinary loss, net of tax benefit of $1,065..................           --           (1,964)            --
                                                                       -----------      -----------      ---------
   Net income (loss).................................................  $    11,647      $     7,019      $  (4,524)
                                                                       ===========      ===========      =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                       COMMON STOCK
                                                 ------------------------      ADDITIONAL       RETAINED        TOTAL
                                                                                 PAID-IN        EARNINGS     STOCKHOLDERS'
                                                   SHARES         AMOUNT         CAPITAL        (DEFICIT)       EQUITY
                                                 ----------     ---------      ----------      ----------    -------------
Balance at January 1, 2000....................       11,367     $     114      $   12,529      $   (3,449)     $   9,194
Shares issued.................................       13,208           132          33,395              --         33,527
Net loss......................................           --            --              --          (4,524)        (4,524)
                                                 ----------     ---------      ----------      ----------      ---------
Balance at December 31, 2000..................       24,575           246          45,924          (7,973)        38,197
Shares issued.................................        5,560            55          14,595              --         14,650
Net income....................................           --            --              --           7,019          7,019
                                                 ----------     ---------      ----------      ----------      ---------
Balance at December 31, 2001..................       30,135     $     301      $   60,519      $     (954)     $  59,866
Shares issued.................................          188             2             411              --            413
Net income....................................           --            --              --          11,647         11,647
Repurchase and retirement of shares...........          (18)           --             (50)             --            (50)
                                                 ----------     ---------      ----------      ----------      ---------
Balance at December 31, 2002..................       30,305     $     303      $   60,880      $   10,693      $  71,876
                                                 ==========     =========      ==========      ==========      =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                           2002          2001         2000
                                                                       -----------   -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................   $    11,647    $    7,019     $ (4,524)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation..................................................        10,351         6,501        4,250
      Amortization..................................................         1,945         1,169          913
      Provision for bad debts.......................................           336            78          (77)
      Deferred tax income taxes.....................................         7,139         5,816        1,550
      Gain on sale of assets........................................           (32)           --           --
      Equity in income from investments.............................           (27)           --           --
      Extraordinary item for early extinguishment of debt...........            --         3,029           --
      Amortization of financing costs and initial warrant
        valuation...................................................         1,455         3,978        7,901
      Changes in operating assets and liabilities:
        Accounts receivable.........................................        (4,335)       (4,419)      (3,051)
        Prepaid expenses............................................           478          (379)         (50)
        Deferred charges and other assets...........................        (4,389)       (2,278)      (1,582)
        Accounts payable............................................          (295)        3,441       (1,002)
        Accrued liabilities and other liabilities...................         1,095         2,099          778
        Accrued interest............................................          (413)        7,291          635
                                                                       -----------   -----------    ---------
  Net cash provided by operating activities.........................        24,955        33,345        5,741
                                                                       -----------   -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................       (55,771)      (60,298)     (15,324)
  Acquisition of tugs and tank barges from Spentonbush/Red
    Star Group......................................................            --       (28,030)          --
                                                                       -----------   -----------    ---------
  Net cash used in investing activities.............................       (55,771)      (88,328)     (15,324)
                                                                       -----------   -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior notes............................            --       171,896           --
  Proceeds from borrowings under debt agreements....................            60        40,750       24,398
  Payments on long-term debt........................................          (453)     (129,930)     (19,062)
  Deferred financing costs..........................................          (129)       (7,668)      (1,536)
  Repurchase of shares..............................................           (50)           --           --
  Repurchase of warrants............................................            --       (14,500)          --
  Proceeds from shares issued.......................................           413        14,650       32,627
                                                                       -----------   -----------    ---------
  Net cash (used in) provided by financing activities...............          (159)       75,198       36,427
                                                                       -----------   -----------    ---------
  Net increase (decrease) in cash and cash equivalents..............       (30,975)       20,215       26,844
  Cash and cash equivalents at beginning of period..................        53,203        32,988        6,144
                                                                       -----------   -----------    ---------
  Cash and cash equivalents at end of period........................    $   22,228    $   53,203     $ 32,988
                                                                       ===========   ===========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
  Interest paid.....................................................    $   19,075    $    5,577     $  7,145
                                                                       ===========   ===========    =========
  Income taxes paid.................................................    $       65    $       --     $     --
                                                                       ===========   ===========    =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)


1. ORGANIZATION:

Formation

     Hornbeck Offshore Services, Inc. (formerly HORNBECK-LEEVAC Marine Services, Inc. and, hereinafter, the Company) was incorporated under the laws of the State of Delaware in 1997 under the name HV Marine Services, Inc. The Company is incorporated in the state of Delaware. The Company wholly owns Hornbeck Offshore Services, LLC, Hornbeck Offshore Transportation, LLC, Hornbeck Offshore Operators, LLC and Energy Services Puerto Rico, LLC. Prior to May 29, 2002, Hornbeck Offshore Transportation, LLC and Hornbeck Offshore Operators, LLC were named LEEVAC Marine, LLC and HORNBECK-LEEVAC Marine Operators, LLC, respectively. All of the subsidiaries were converted from C Corporations to Limited Liability Companies (LLC) in December 2001. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


Nature of Operations

     Hornbeck Offshore Services, LLC (HOS) operates offshore supply vessels to provide support and specialty services to the offshore oil and gas exploration and production industry, primarily in the Gulf of Mexico. Hornbeck Offshore Transportation, LLC (HOT) operates ocean-going tugs and tank barges that provide transportation of petroleum products. In 2000, HOT operated an average of seven ocean-going tank barges and associated tugs. On May 31, 2001, the Company purchased a fleet of nine ocean-going tugs and nine ocean-going tank barges and the related coastwise transportation businesses from the Spentonbush/Red Star Group, affiliates of Amerada Hess Corporation, for approximately $28,000 in cash. HOT services the northeastern seaboard of the United States and Puerto Rico. The results of this acquisition have been included since the date of acquisition (see Note 14). Hornbeck Offshore Operators, LLC (HOO) is a service subsidiary that provides administrative and personnel support to the other subsidiaries. Energy Services Puerto Rico, LLC (ESPR) provides administrative and personnel support to vessels operating in Puerto Rico.

     During 2002, the Company obtained a 49.0 percent interest in Hornbeck Offshore Trinidad and Tobago Limited (HOTT). HOTT is a vessel crewing and management services company established to support the Company's Trinidad based operations. The 49 percent interest owned by the Company is being recorded using the equity method.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

     HOS contracts its offshore supply vessels to clients under time charters based on a daily rate of hire and recognizes revenue as earned on a daily basis during the contract period of the specific vessel.

     HOT contracts its vessels to clients primarily under contracts of affreightment, under which revenue is recognized based on the percentage of days incurred for the voyage to total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under these contracts are less than 10 days in length. HOT also contracts its vessels under time charters based on a daily rate of hire. Revenue is recognized on such contracts as earned on a daily basis during the contract period of the specific vessel.

Cash and Cash Equivalents

     Cash and cash equivalents consist of all highly liquid investments in money market funds and investments available for current use with an initial maturity of three months or less.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives of the related assets. Improvements and major repairs that extend the useful life of the related asset are capitalized. Gains and losses from retirements or other dispositions are recognized as incurred.

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

Deferred Charges

     The Company's tank barges, tugs and offshore supply vessels are required by regulation to be recertified after certain periods of time. The Company defers certain costs related to the recertification of the vessels. Deferred drydocking costs are amortized over the length of time in which the improvements made during the recertification are expected to last (generally thirty or sixty months). Financing charges are amortized over the term of the related debt using the interest method.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's temporary differences primarily relate to depreciation and deferred drydocking costs.

     Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

     Customers are primarily major and independent, domestic and international, oil and oil service companies. The Company's customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company usually does not require collateral.

Goodwill

     Goodwill reflects the excess of cost over the estimated fair value of the net assets acquired. Prior to January 1, 2002, realization of goodwill was periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired entities and their contribution to the overall operations of the Company. Should the review indicate that the carrying value was not recoverable, the excess of the carrying value over the undiscounted cash flow will be recognized as an impairment loss. Effective January 1, 2002, the Company has performed goodwill impairment reviews by reporting unit based on a fair value concept as required by Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." See Recent Accounting Pronouncements.

Stock-Based Compensation

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS No. 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For all periods presented, the Company has used the intrinsic value method whereby compensation cost for stock options, if any, is measured as the excess of the estimated fair value market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Impairment of Long-Lived Assets and Intangible Assets

     When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

Recent Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The adoption did not have an impact on the Company's financial position as it has not entered into any derivative instruments.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement (SFAS) No. 141, "Business Combinations" SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires separate recognition of intangible assets that meet certain criteria.

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules were classified as a cumulative change in accounting principle. The initial transition evaluation was completed by June 30, 2002, which is within the six-month transition period allowed by the new standard. The Company's goodwill balances were determined not to be impaired. Goodwill amortization for each of the years ended December 31, 2002, 2001 and 2000 was $0, $126, and 126, respectively. The following table presents the Company's net income as reported in the Company's consolidated financial statements compared to what would have been reported had the SFAS 142 been in effect as of January 1, 2000.



                                                                   YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          2002              2001             2000
                                                      -----------       -----------       ----------
        Net income (loss), as reported............    $    11,647       $     7,019       $   (4,524)
        Amortization of goodwill..................             --               126              126
                                                      -----------       -----------       ----------
        Net income (loss), as adjusted............    $    11,647       $     7,145       $   (4,398)
                                                      ===========       ===========       ==========


     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board (APB) Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. The Company has elected not to adopt this statement early. A non-cash extraordinary loss of approximately $2,000, net of taxes, was incurred during the third quarter of 2001 resulting from the early extinguishment of debt. This extraordinary item relates to the write-off of deferred financing costs upon the refinancing of the Company's debt through the issuance of $175,000 of Senior notes in July 2001. Income before income tax expense and income tax expense for the year ended December 31, 2001 will be $15,708 and $5,737, respectively, when the Company adopts SFAS 145 on January 1, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 has no impact on the financial statements for the year ended December 31, 2002.

         In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- An Amendment of FASB Statement No. 123," was issued by the FASB and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

         In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

Reclassifications

     Certain reclassifications of amounts reported in prior years have been made to conform to the current year presentation.

3. DEFINED CONTRIBUTION PLAN:

     The Company was a participating employer in the Cari Investment Company 401(k) Plan, a defined contribution plan with a cash or deferred compensation arrangement pursuant to Section 401(k) of the Internal Revenue Code. The Company established a simple employer plan on March 1, 2001. Employees must be at least twenty-one years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 20 percent of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and/or profit sharing contributions to the plan. During the years ended December 31, 2002, 2001 and 2000 the Company made contributions of $125, $75 and $6, respectively.

4. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following :

                                                               DECEMBER 31,
                                                      -----------------------------
                                                         2002               2001
                                                      -----------       -----------
        Tugs......................................    $    28,725       $    28,846
        Tank barges...............................         29,299            26,504
        Offshore supply vessels...................        167,864           102,932
        Construction in progress..................         22,866            36,402
        Machinery and equipment...................          2,283               581
        Less: Accumulated depreciation............        (24,805)          (14,484)
                                                      -----------       -----------
                                                      $   226,232       $   180,781
                                                      ===========       ===========


     Interest expense of $3,867, $3,075, and $365 was capitalized for the years ended December 31, 2002, 2001 and 1999, respectively.

5. INVESTMENT IN UNCONSOLIDATED ENTITIES:

     In years prior to 2000 and for over ten months in 2000 the Company had a 60 percent limited partner interest in a partnership. The remaining 40 percent was owned by an entity in which the Company's then Chairman of the Board and Chief Executive Officer had a minority interest. The partnership's only asset was a tank barge that was leased by the Company on a short-term basis. The Company accounted for this investment using the cost-method of accounting because it did not exert significant influence over the operations of the partnership. Monthly lease payments were charged to expense, and partnership profit distributions were netted against the lease expense. During the year ended December 31, 2000, HOT's lease expense, net of distributions, related to this partnership was approximately $106. As part of its $35,000 private equity offering in November 2000, the Company issued approximately 340 shares of common stock at a price per share of $2.65 for an aggregate of $900 in exchange for the remaining 40 percent of the partnership. The price represented 40 percent of the value of the tank barge based on an independent appraisal. As a result, the barge was recorded as an asset in the Company's consolidated property, plant and equipment.

6. LONG-TERM DEBT:

     On June 5, 1998, the Company entered into a $20,000 line of credit agreement (Credit Facility) with a venture capital company to refinance existing indebtedness and partially finance the construction of offshore supply vessels (see Note 9). The Company issued detachable warrants to purchase 11,905 shares of common stock in connection with the Credit Facility. The warrants were assigned an estimated market value of $500. Warrants for the purchase of 10,500 shares of common stock were exercisable with an exercise price of $1.68 per share. The remaining warrants became exercisable only on the occurrence of an event of default under the Credit Facility, the Company filing for bankruptcy or if the indebtedness under the Credit Facility was not discharged in full by June 5, 2003. All of the warrants issued in connection with establishment of the Credit Facility provided the holders with a put option whereby the holders had the right, if the Company's stock was not publicly traded by June 5, 2003, to require the Company to repurchase the warrants at their fair market value.

     According to EITF Issue 88-9, Accounting for Put Warrants, issued by the Emerging Issues Task Force and supplemented by EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock, a company whose stock is publicly traded is required to account for warrants that contain put options as a liability. Upon the Company's filing of a Registration Statement on Form S-1 in July 2002, which was subsequently withdrawn in October 2002, the accounting for put warrants as a liability became effective. As previously discussed, the Company assigned a market value of $500 to the warrants at issuance based on the relative fair value of the Facility C debt and the warrants. The $500 was allocated to debt with all subsequent changes to the fair market value of the warrants for each period presented being recorded as a noncash adjustment to interest expense.

     The Company repurchased and terminated all of the warrants for $14,500 in October 2001. The repurchase of the warrants was funded by a private placement of the Company's common stock for gross proceeds of $14,650. The remaining funds were used for payment of expenses incurred in the offering.

     On July 24, 2001, the Company issued $175,000 in principal amount of 10 5/8% Senior Notes (Senior Notes). The Company realized net proceeds of approximately $165,000, a substantial portion of which was used to repay and fully extinguish all of the then existing credit facilities. The Senior Notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8% on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. The effective interest rate on the Senior Notes is 11.18 percent. No principal payments are due until maturity. The Senior Notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Senior Notes are guaranteed by all of the Company's subsidiaries. The Company may, at its option, redeem all or part of the Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Indenture. The Company is permitted under the terms of the Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Indenture are satisfied by the Company. As of December 31, 2002, the Company was permitted to incur a minimum of $25,000 of additional indebtedness.

     In connection with the issuance of the Senior Notes, the Company wrote-off deferred financing costs related to previous credit facilities. The write-off in the amount of $1,964 (net of tax of $1,065) has been presented as an extraordinary item in the accompanying statements of operations (see Note 2).

     The Company completed an Exchange Offer on January 18, 2002, whereby the 10 5/8% Series A Senior Notes, due 2008, were exchanged for 10 5/8% Series B Senior Notes with the same terms, the offering of which was publicly registered.

     Effective December 31, 2001, the Company entered into a new senior secured revolving line of credit (the Revolver) for $50,000 with one of its former lenders. Pursuant to the terms of the Revolver, the Company's borrowings under this facility will initially be limited to $25,000 unless we have obtained the lender's concurrence to borrow in excess of $25,000. Pursuant to the indenture governing the Senior Notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility initially will be limited to $25,000 plus 15 percent of the increase in the Company's consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition. Unused commitment fees are payable quarterly at the annual rate of three-eighths of one percent on the revolving line of credit. The terms of the Revolver call for it to expire on December 31, 2004; however, the Company believes that it will be renewed at that time. As of December 31, 2002, the Company had made no drawings under the Revolver.

     As of the dates indicated, the Company had the following outstanding long-term debt:


                                                                             2002            2001
                                                                         -----------     ------------
10 5/8% Series A Senior Notes due 2008, net of original
issue discount of $2,694 and $3,024, respectively...................          172,306         171,976
Other notes payable.................................................               --             437
                                                                         ------------    ------------
                                                                              172,306         172,413
Less:  Current maturities...........................................               --             437
                                                                         ------------    ------------
                                                                         $    172,306    $    171,976
                                                                         ============    ============

     Annual maturities of long-term debt during each year ending December 31, are as follows:

                2003............................      $       --
                2004............................              --
                2005............................              --
                2006............................              --
                2007............................              --
                Thereafter......................         172,306
                                                      ----------
                                                      $  172,306
                                                      ==========


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

     The Company established an incentive stock option plan which provides that options for a maximum of 3,500 shares of common stock that may be granted by the Company. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. During 2002, 113 options were exercised. All options granted expire 5 to 10 years after date of grant, have an exercise price equal to or greater than the estimated market price of the Company's stock at the date of grant and vest over a 2 to 4 year period.

     The following summarizes the option activity in the plans during 2002, 2001 and 2000:


                                        2002                            2001                            2000
                            -----------------------------    ----------------------------    ---------------------------
                              NUMBER OF         AVERAGE       NUMBER OF         AVERAGE       NUMBER OF        AVERAGE
                               OPTIONS           PRICE         OPTIONS           PRICE         OPTIONS          PRICE
                             OUTSTANDING       PER SHARE     OUTSTANDING       PER SHARE     OUTSTANDING      PER SHARE
                            -------------    ------------    ------------     -----------    -----------     -----------
Outstanding, beginning
  of year                         1,740        $   2.51            386         $   1.97           150          $   1.85
  Granted..................         333            2.65          1,420             2.65           236              2.04
  Exercised................        (113)           1.95             --               --            --                --
  Cancelled................         (28)           2.65            (66)            2.36            --                --
                              ---------        --------       ---------        --------        ------          --------
Outstanding, end of year...       1,932        $   2.56          1,740         $   2.51           386          $   1.97
                              =========        ========       ========         ========        ======          ========
Exercisable, end of year...         908                            568                            196
                              =========                       ========                         ======
Weighted average fair
  value of options granted
  during the year..........                    $   0.84                        $   0.74                        $   0.52
                                               ========                        ========                        ========

     Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's income available to common stockholders for the years ended December 31, 2002, 2001 and 2000 would have been as indicated below:

                                                                 2002            2001           2000
                                                              ----------      ----------     ---------
INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS:
  As reported..............................................   $   11,647      $    7,019     $  (4,524)
   Deduct: stock based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax effect.............         (217)           (170)          (41)
                                                              ----------      ----------     ---------
  Pro forma................................................   $   11,430      $    6,849     $  (4,565)
                                                              ==========      ==========     =========


     The fair value of the options granted under the Company's stock option plan during each of the three years ended December 31, 2002, 2001, and 1999 were estimated using the Black-Scholes Pricing Model using the minimum value method whereby volatility is not considered. The other assumptions used were: risk-free interest rate of 3.83 percent, 4.88 percent, and 6.20 percent, respectively, and an expected life of five to seven years with no expected dividends for each year.

8. INCOME TAXES:

     The net long-term deferred tax liabilities (assets) in the accompanying balance sheets include the following components:


                                                         2002          2001
                                                      ----------    ----------
DEFERRED TAX LIABILITIES:
  Fixed assets.....................................   $   23,396    $   11,819
  Deferred charges and other liabilities...........        1,314           964
                                                      ----------    ----------
    Total deferred tax liabilities.................       24,710        12,783
DEFERRED TAX ASSETS:
  Net operating loss carryforwards.................       (7,917)       (3,201)
  Allowance for doubtful accounts..................         (162)          (39)
  Other............................................          (17)          (65)
                                                      ----------    ----------
    Total deferred tax assets......................       (8,096)       (3,305)
  Valuation allowance..............................           95            92
                                                      ----------    ----------
    Total deferred tax liabilities, net............   $   16,709    $    9,570
                                                      ==========    ==========

     The components of the income tax expense follow:

                                               2002         2001         2000
                                            ---------    ---------    ---------
Current tax expense.......................  $      --    $      --    $      --
Deferred tax expense......................      7,139        5,737        1,550
                                            ---------    ---------    ---------
Total ....................................      7,139        5,737        1,550
Tax benefit allocated to accounting
  change and extraordinary loss...........         --        1,065           --
                                            ---------    ---------    ---------
Tax expense attributed to continuing
  operations..............................  $   7,139    $   6,802    $   1,550
                                            =========    =========    =========


     At December 31, 2001, the Company had federal net operating loss carryforwards of approximately $21,549. The carryforward benefit from the federal net operating loss carryforwards begin to expire in 2018. The Company had state net operating loss carryforwards of approximately $1,515 related to one state tax jurisdiction. These carryforwards can only be utilized if the Company generates taxable income in the appropriate tax jurisdiction. A valuation allowance has been established to fully offset the deferred tax asset related to the state carryforward related to this one state tax jurisdiction.

     The following table reconciles the difference between the Company's income tax provision calculated at the federal statutory rate and the actual income tax provision.


                                                 2002        2001        2000
                                              ---------   ---------   ---------
Statutory rate..............................  $   6,575   $   5,525   $  (1,011)
State taxes.................................        275         158         (30)
Non-deductible expense......................         95          47         (30)
Non-deductible interest expense - warrants..         --       1,033       2,621
Foreign taxes...............................        194          39          --
                                              ---------   ---------   ---------
                                              $   7,139   $   6,802   $   1,550
                                              =========   =========   =========

9. COMMITMENTS:

Vessel Construction

     At December 31, 2002, the Company was committed under a vessel construction contract with a shipyard affiliated with the Company's former Chairman of the Board and Chief Executive Officer to construct four offshore supply vessels. At that date, the remaining amount expected to be incurred to complete construction with respect to such contract was approximately $24,926. The Company is obligated under the terms of the contract to remit funds to the shipyard based on vessel construction milestones, which are subject to change during vessel construction.

Operating Leases

     The Company is obligated under certain operating leases for marine vessels, office space and vehicles. The Brooklyn facility lease provides for a term of five years with five one-year renewal options.

     Future minimum payments under noncancelable leases for years subsequent to 2002 follow:


          YEAR ENDED DECEMBER 31,
          -----------------------

                   2003                         $     937
                   2004                               264
                   2005                               217
                   2006                                88
                   2007                                --
                                                ---------
                                                $   1,506
                                                =========

     The Company is obligated under capital leases for certain vehicles. The lease payments, which bear no interest expense, will be $21, $21, and $4 for the years ended December 31, 2003, 2004 and 2005, respectively.

     In addition, the Company leases marine vessels used in its operations under month-to-month operating lease agreements. Total rent expense related to leases was $1,559, $771 and $1,758 during the years ended December 31, 2002, 2001 and 2000, respectively.

     See Note 14 for a description of the lease entered into in connection with the Spentonbush/Red Star Group acquisition.

     In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

10. DEFERRED CHARGES:

     Deferred charges include the following:

                                                                      2002         2001         2000
                                                                   ---------    ---------    ---------
Deferred financing costs, net of accumulated amortization
of $1,549, $ 424 and $889, respectively..........................  $   5,559    $   6,554    $   3,004
Deferred drydockings costs, net of accumulated amortization
of $4,352, $2,414 and $1,372, respectively.......................      3,261        2,789        2,086
Deferred equity offering costs and other, net of accumulated
amortization of $70, $6 and $2, respectively.....................      1,293          460           30
                                                                   ---------    ---------    ---------
    Total........................................................  $  10,113    $   9,803    $   5,120
                                                                   =========    =========    =========


11. RELATED PARTY TRANSACTIONS:

     A former member of the Company's Board of Directors, who served on the Board from June 1997 until August 2001 and is now serving as an Advisory Director, is a partner in a law firm that has provided legal services to the Company. The Company paid approximately $1,529 and $475 to the law firm during the years ended December 31, 2001 and 2000, respectively, the years during which he served as a director. As discussed in Note 9, the Company was committed under a vessel construction contract to construct four offshore supply vessels with a shipyard affiliated with the Company's former Chairman of the Board and Chief Executive Officer. The same shipyard has constructed seven of the thirteen offshore supply vessels in service as of December 31, 2002. See Note 9 for additional information.

12. MAJOR CUSTOMERS:

     Revenues by customer that individually exceeded ten percent of total revenue are as follows:

                                            YEAR ENDED DECEMBER 31,
                                     ----------------------------------
                                         2002         2001         2000
                                     -----------  -----------  --------
        Customer A..............         11%          --           --
        Customer B..............         --           12%          13%
        Customer C..............         --           --           15%
        Customer D..............         24%          19%          --


13. SEGMENT INFORMATION:

     The Company provides marine transportation services through two business segments. The Company operates newly constructed deepwater offshore supply vessels in the Gulf of Mexico and Trinidad through its offshore supply vessel segment. The offshore supply vessels principally support offshore drilling and production operations in the deepwater regions of the Gulf of Mexico and Trinidad by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following shows reportable segment information for the years ended December 31, 2002, 2001 and 2000 reconciled to consolidated totals and prepared on the same basis as the Company's consolidated financial statements.

                                                         2002          2001           2000
                                                      ----------    ----------     ----------
OPERATING REVENUE:
  Offshore supply vessels..........................   $   46,378    $   33,610     $   19,626
  Tugs and tank barges.............................       46,207        35,181         16,476
                                                      ----------    ----------     ----------
    Total..........................................   $   92,585    $   68,791     $   36,102
                                                      ==========    ==========     ==========
OPERATING EXPENSES:
  Offshore supply vessels..........................   $   20,052    $   11,448     $    9,291
  Tugs and tank barges.............................       27,991        20,923         11,119
                                                      ----------    ----------     ----------
    Total..........................................   $   48,043    $   32,371     $   20,410
                                                      ==========    ==========     ==========
GENERAL AND ADMINISTRATIVE EXPENSES:
  Offshore supply vessels..........................   $    3,985    $    3,720     $    1,551
  Tugs and tank barges.............................        6,286         4,753          1,804
                                                      ----------    ----------     ----------
    Total..........................................   $   10,271    $    8,473     $    3,355
                                                      ==========    ==========     ==========
OPERATING INCOME:
  Offshore supply vessels..........................   $   22,341    $   18,442     $    8,784
  Tugs and tank barges.............................       11,930         9,505          3,553
                                                      ----------    ----------     ----------
    Total..........................................   $   34,271    $   27,947     $   12,337
                                                      ==========    ==========     ==========
CAPITAL EXPENDITURES:
  Offshore supply vessels..........................   $   51,865    $   53,317     $   14,473
  Tugs and tank barges.............................        3,295        34,926            709
  Corporate........................................          611            85            142
                                                      ----------    ----------     ----------
    Total                                             $   55,771    $   88,328     $   15,324
                                                      ==========    ==========     ==========
DEPRECIATION AND AMORTIZATION:
  Offshore supply vessels..........................   $    5,830    $    3,503     $    2,823
  Tugs and tank barges.............................        6,466         4,167          2,340
                                                      ----------    ----------     ----------
    Total..........................................   $   12,296    $    7,670     $    5,163
                                                      ==========    ==========     ==========
IDENTIFIABLE ASSETS:
  Offshore supply vessels..........................   $  196,068    $  140,580     $   87,866
  Tugs and tank barges.............................       74,036        67,937         28,569
  Corporate........................................        8,186        50,300         30,713
                                                      ----------    ----------     ----------
    Total..........................................   $  278,290    $  258,817     $  147,148
                                                      ==========    ==========     ==========
LONG-LIVED ASSETS:
  Offshore supply vessels..........................   $  174,676    $  128,188     $   78,143
  Tugs and tank barges.............................       50,797        52,272         20,449
  Corporate........................................          759           321            343
                                                      ----------    ----------     ----------
    Total..........................................   $  226,232    $  180,781     $   98,935
                                                      ==========    ==========     ==========


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

     The purchase method was used to account for the acquisition of the tugs and tank barges from the Spentonbush/Red Star Group. There was no goodwill recorded as a result of the acquisition. The Company completed its final purchase price allocation and increased the liabilities related to assumed drydocking liabilities to $4,995. The following reflects the final allocation of the purchase price and recertification costs incurred during the allocation period following the acquisition date (in thousands):

        Property, plant and equipment......................        $  32,025
        Other assets.......................................            1,000
        Accrued liabilities................................           (4,995)
                                                                   ---------
        Purchase price.....................................        $  28,030
                                                                   =========

     The following summarized unaudited pro-forma income statement data reflects the impact the Spentonbush/Red Star Group acquisition would have had on the Company's consolidated results of operations for each year, had the acquisition taken place at the beginning of the fiscal year (in thousands):

                                                   UNAUDITED PRO-FORMA RESULTS FOR THE
                                          --------------------------------------------------
                                                 YEAR ENDED                   YEAR ENDED
                                              DECEMBER 31, 2001            DECEMBER 31, 2000
                                          ------------------------     ---------------------
        Revenue.........................       $    89,298                  $    78,198
        Operating income................            33,614                       21,621
             Net Income.................            10,189                          283


15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                           THREE MONTHS ENDED
                                                       --------------------------------------------------------
                                                           MAR 31        JUN 30         SEP 30        DEC 31
                                                       -------------  -------------  -------------  -----------
(In thousands)
FISCAL YEAR 2002
   Revenues........................................     $   22,743     $   21,315     $   22,322     $   26,204
   Operating income................................          9,322          8,235          7,209          9,505
   Net income......................................          3,489          2,841          2,043          3,274
FISCAL YEAR 2001
   Revenues........................................     $   10,416     $   15,278     $   21,422     $   21,675
   Operating income................................          3,999          6,438          8,788          8,722
   Extraordinary item..............................             --             --          1,877             87
   Net income......................................          1,758          3,122          1,667            472

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mandeville, the State of Louisiana, on March 31, 2003.


                                      HORNBECK OFFSHORE SERVICES, INC.


                                      By: /s/ TODD M. HORNBECK
                                        ---------------------------------------
                                        Todd M. Hornbeck
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                               TITLE                         DATE

        /s/ TODD M. HORNBECK                       President, Chief             March 31, 2003
---------------------------------------          Executive Officer,
           (Todd M. Hornbeck)                  Secretary and Director
                                                (Principal Executive
                                                      Officer)


        /s/ JAMES O. HARP, JR.                    Vice President and            March 31, 2003
---------------------------------------        Chief Financial Officer
           (James O. Harp, Jr.)                (Principal Financial and
                                                  Accounting Officer)


        /s/  BERNIE W. STEWART                   Director and Chairman          March 31, 2003
---------------------------------------              of the Board
            (Bernie W. Stewart)


        /s/  RICHARD W. CRYAR                           Director                March 31, 2003
---------------------------------------
            (Richard W. Cryar)


        /s/  LARRY D. HORNBECK                          Director                March 31, 2003
---------------------------------------
            (Larry D. Hornbeck)


        /s/  BRUCE W. HUNT                              Director                March 31, 2003
---------------------------------------
            (Bruce W. Hunt)


        /s/  PATRICIA B. MELCHER                        Director                March 31, 2003
---------------------------------------
            (Patricia B. Melcher)

        /s/  DAVID A. TRICE                             Director                March 31, 2003
---------------------------------------
            (David A. Trice)


        /s/  CHRISTIAN G. VACCARI                       Director                March 31, 2003
---------------------------------------
            (Christian G. Vaccari)


        /s/  ANDREW L. WAITE                            Director                March 31, 2003
---------------------------------------
            (Andrew L. Waite)

                                 CERTIFICATIONS

     I, Todd M. Hornbeck, certify that:

     1. I have reviewed this annual report on Form 10-K of Hornbeck Offshore Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                   By: /s/ TODD M. HORNBECK.
                                           ------------------------------------
                                             Todd M.  Hornbeck,
                                             President and Chief Executive
                                             Officer
                                             (Principal Executive Officer)

     I, James O. Harp, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Hornbeck Offshore Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                   By: /s/ JAMES O. HARP, JR.
                                           -------------------------------------
                                             James O. Harp, Jr.,
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX


   EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
   -------  -------------------------------------------------------------------
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

     3.5 -- Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit
               3.5 to the Company's Registration Statement on Form S-1 dated July 22, 2002, Registration No. 333-96833).

     3.6 -- Second Restated Bylaws of HORNBECK-LEEVAC Marine Services, Inc., adopted October 4, 2000 (incorporated by reference to Exhibit
               3.5 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

     3.7 -- Amendment to Second Restated Bylaws of the Company adopted May 28, 2002 (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-1 dated July 22, 2002, Registration No. 333-96833).

     4.1 -- Indenture dated as of July 24, 2001, between Wells Fargo Bank Minnesota, National Association (as Trustee) and the Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

     4.2 -- Supplemental Indenture dated as of December 17, 2001, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company, Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC, with Notation of Subsidiary Guarantee by Hornbeck Offshore Services, LLC, f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC attached (incorporated by reference to Exhibit 4.1.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 dated December 19, 2001, Registration No. 333-69826).

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

    10.6    -- Advisory Agreement dated effective February 27, 2002 by and between Bernie W. Stewart and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).

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

    10.9    -- Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 dated July 22, 2002, Registration No. 333-96833).

  *10.10    -- Director and Advisory Director Compensation Plan

   10.11    -- Asset Purchase Agreement dated as of May 31, 2001 among LEEVAC
               Marine, Inc., Hygrade Operators, Inc., Red Star Towing and Transportation Company, Inc., Sheridan Towing Co., Inc., R.S. Bushey & Sons, Inc., and Amerada Hess Corporation (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

   10.12    -- Contract of Affreightment dated as of May 31, 2001 among LEEVAC
               Marine, Inc. and Amerada Hess Corporation (certain portions omitted based on a grant of confidential treatment filed separately with the Commission) (incorporated by reference to
               Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-4 dated December 19, 2001, Registration No. 333-69826).

   10.13    -- Credit Agreement dated as of December 31, 2001 among Hornbeck
               Offshore Services, LLC, LEEVAC Marine, LLC and Hibernia National Bank, as Agent and the lenders named therein (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 2002).

   10.14    -- First Amendment to Credit Agreement dated as of February 25, 2002 among Hornbeck Offshore Services, LLC, LEEVAC Marine, LLC and Hibernia National Bank, as Agent and the lenders named therein (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Commission on April 1,
               2002).

      21    -- Subsidiaries of Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 dated July 22, 2002 (Registration No. 333-96833))


   *99.1    -- Certification of the Chief Executive Officer Pursuant to Section
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *99.2    -- Certification of the Chief Financial Officer Pursuant to Section
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith.