Form 10-Q
period 2003-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2003-05-15
CIK 1131227

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-69826

                        HORNBECK OFFSHORE SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                   72-1375844
   (State or other jurisdiction of             (I.R.S. Employer Identification
    incorporation or organization)                          Number)

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

     The total number of shares of common stock, par value $.01 per share, outstanding as of May 12, 2003 was 30,305,286.

================================================================================

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..........................................................................................1
         Item 1 - Financial Statements..................................................................................1
         Item 2 - Management's Discussion And Analysis Of Financial Condition And Results
                     Of Operations......................................................................................8
                  General...............................................................................................8
                  Critical Accounting Policies..........................................................................9
                  Results Of Operations.................................................................................9
                     Three Months Ended March 31, 2003 Compared To Three Months Ended
                     March 31, 2002....................................................................................11
                  Liquidity And Capital Resources......................................................................12
                  Contractual Obligations And Commercial Commitments...................................................14
                  Inflation............................................................................................14
                  Forward Looking Statements...........................................................................14
         Item 3 - Quantitative And Qualitative Disclosures About Market Risk...........................................15
         Item 4 - Controls And Procedures..............................................................................15

PART II - OTHER INFORMATION............................................................................................17
         Item 1 - Legal Proceedings....................................................................................17
         Item 2 - Changes In Securities And Use Of Proceeds............................................................17
         Item 3 - Defaults Upon Senior Securities......................................................................17
         Item 4 - Submission Of Matters To A Vote Of Security Holders..................................................17
         Item 5 - Other Information....................................................................................17
                  Recent Developments..................................................................................17
         Item 6 - Exhibits And Reports On 8-K..........................................................................18

SIGNATURES.............................................................................................................20
CERTIFICATIONS.........................................................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   MARCH 31,        DECEMBER 31,
                                                                                      2003              2002
                                                                                ------------------------------------
                                                                                            (UNAUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents.............................................         $      12,797     $      22,228
   Accounts receivable, net of allowance for doubtful accounts of $438
     and $469, respectively..............................................                14,025            14,616
   Prepaid insurance.....................................................                 1,520               569
   Other current assets..................................................                 1,752             1,877
                                                                                ------------------------------------
        Total current assets.............................................                30,094            39,290
Property, plant, and equipment, net......................................               244,340           226,232
Goodwill.................................................................                 2,628             2,628
Deferred charges, net....................................................                10,438            10,113
Other assets.............................................................                    27                27
                                                                                ------------------------------------
        Total assets.....................................................         $     287,527     $     278,290
                                                                                ====================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................         $       6,917     $       5,350
   Accrued interest......................................................                 3,128             7,747
   Accrued payroll and benefits..........................................                 2,010             3,740
   Other accrued liabilities.............................................                    97               188
                                                                                ------------------------------------
        Total current liabilities........................................                12,152            17,025
Revolving line of credit.................................................                 7,400                 -
Long-term debt, net of original issue discount of $2,605
   and $2,694, respectively..............................................               172,395           172,306
Deferred tax liabilities, net............................................                19,379            16,709
Other long-term liabilities..............................................                    27               374
                                                                                ------------------------------------
        Total liabilities................................................               211,353           206,414
Stockholders' equity:
   Preferred stock: $0.01 par value; 5,000 shares authorized, no shares
     issued and outstanding..............................................                     -                 -
   Common stock: $0.01 par value; 100,000 shares authorized, 30,305
     shares issued and outstanding                                                          303               303
   Additional paid-in capital............................................                60,888            60,880
   Retained earnings.....................................................                14,983            10,693
                                                                                ------------------------------------
        Total stockholders' equity.......................................                76,174            71,876
                                                                                ------------------------------------
        Total liabilities and stockholders' equity.......................         $     287,527     $     278,290
                                                                                ====================================

        The accompanying notes are an integral part of these consolidated financial statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             2003           2002
                                                                                        ------------------------------
                                                                                                 (UNAUDITED)

Revenue...........................................................................      $    27,347     $    22,743
Costs and expenses:
   Operating expenses.............................................................           14,095          10,573
   General and administrative expenses............................................            2,894           2,848
                                                                                        ------------------------------
                                                                                             16,989          13,421
                                                                                        ------------------------------
Operating income..................................................................           10,358           9,322
Interest expense..................................................................           (4,217)         (3,941)
Interest income...................................................................               72             246
Other income, net.................................................................              706               -
                                                                                        ------------------------------
Income before income taxes........................................................            6,919           5,627
Income tax expense................................................................           (2,629)         (2,138)
                                                                                        ------------------------------
Net income........................................................................      $     4,290     $     3,489
                                                                                        ==============================


        The accompanying notes are an integral part of these consolidated financial statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             2003           2002
                                                                                        ------------------------------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.....................................................................      $     4,290     $     3,489
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation..............................................................            3,044           2,151
        Amortization..............................................................              577             390
        Provision for bad debts...................................................              (31)            158
        Deferred income taxes.....................................................            2,670           2,138
        Amortization of financing costs...........................................              374             221
        Gain on sale of asset.....................................................             (713)              -
   Changes in operating assets and liabilities:
     Accounts receivable..........................................................              621             757
     Prepaid expenses.............................................................             (951)           (958)
     Deferred charges and other current assets....................................           (1,056)           (367)
     Accounts payable.............................................................            1,566          (1,693)
     Accrued interest.............................................................           (4,619)         (5,062)
     Accrued and other liabilities................................................           (2,163)           (244)
                                                                                        ------------------------------
   Net cash provided by operating activities......................................            3,609             980
                                                                                        ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...........................................................          (22,089)        (11,778)
   Proceeds from the sale of vessel...............................................            1,650               -
                                                                                        ------------------------------
   Net cash used in investing activities..........................................          (20,439)        (11,778)
                                                                                        ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on borrowings under debt agreements...................................               (5)             (5)
   Net proceeds from borrowings under revolving line of credit....................            7,400               -
   Repurchase of common stock.....................................................                -             (50)
   Deferred financing costs.......................................................               (5)              -
   Proceeds from common stock issued..............................................                9             199
                                                                                        ------------------------------
   Net cash provided by financing activities......................................            7,399             144
                                                                                        ------------------------------

   Net decrease in cash and cash equivalents......................................           (9,431)        (10,654)
   Cash and cash equivalents at beginning of period...............................           22,228          53,203
                                                                                        ------------------------------
   Cash and cash equivalents at end of period.....................................      $    12,797     $    42,549
                                                                                        ==============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
   Interest paid..................................................................      $     9,319     $     9,658
                                                                                        ==============================
   Income taxes paid..............................................................      $         -     $         -
                                                                                        ==============================


        The accompanying notes are an integral part of these consolidated financial statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (DOLLARS AND SHARES IN THOUSANDS)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States. The interim financial statements and notes are presented as permitted by instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the "Company"). The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain amounts reported in prior periods have been reclassified to conform to the 2003 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 did not impact the financial statements for the three months ended March 31, 2003.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, "Consolidated Financial Statements," to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. FIN 46 does not have a material impact on the consolidated financial statements.

3. LONG-TERM DEBT

     On July 24, 2001, the Company issued $175,000 in principal amount of 10 5/8% Senior Notes (Senior Notes). The Company realized net proceeds of approximately $165,000, a substantial portion of which was used to repay and fully extinguish all of the then existing credit facilities. The Senior Notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8% on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. The effective interest rate on the Senior Notes is 11.18%. No principal payments are due until maturity. The Senior Notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Senior Notes are guaranteed by all of the Company's subsidiaries. The Company may, at its option, redeem all or part of the Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Indenture. The Company is permitted under the terms of the indenture governing the Senior Notes to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Indenture are satisfied by the Company.

     Effective December 31, 2001, the Company entered into a new senior secured revolving line of credit for $50,000. Pursuant to the terms of the revolver, the Company's borrowings under this facility will initially be limited to $25,000 unless the Company obtains the lender's concurrence to borrow in excess of $25,000. Pursuant to the indenture governing the Senior Notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility initially will be limited to $25,000 plus 15% of the increase in the Company's consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition. Unused commitment fees are payable quarterly at the annual rate of three-eighths of one percent on the revolving line of credit. The terms of the revolver call for it to expire on December 31, 2004. As of March 31, 2003, the Company had drawn $7.4 million under the revolver to fund the acquisition of a tank barge, and had $17.6 million of additional credit immediately available under the revolver.

     The agreement governing the revolver and the indenture under which the Senior Notes were issued impose operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividends or other payments.

     Interest expense excludes capitalized interest related to new construction of offshore supply vessels of $0.9 million in the first quarter of 2003 and $1.0 million in the first quarter of 2002.

4. STOCK OPTION PLANS

     SFAS No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based compensation plans. The Company's plan includes all arrangements by which employees and directors receive shares of stock or other equity instruments of the Company, or the Company incurs liabilities to employees or directors in amounts based on the price of the stock. SFAS No. 123 defines a fair-value-based method of accounting for stock-based compensation. However, SFAS No. 123 also allows an entity to continue to measure stock-based compensation cost using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Entities electing to retain the accounting prescribed in APB No. 25 must make pro forma disclosures of net income assuming dilution as if the fair-value-based method of accounting defined in SFAS No. 123 had been applied. The Company retained the provisions of APB No. 25 for expense recognition purposes. Under APB No. 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense in recognized.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FAS 123." This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements for the effects of stock-based compensation.

     The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company adopted SFAS 148 through continued application of the intrinsic value method of accounting under APB 25, and enhanced financial statement disclosures for the effect on net income had the fair value provisions of SFAS 148 been applied.

     Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's income available to common stockholders for the quarters ended March 31, 2003 and 2002 would have been as indicated below:

                                                                                            2003           2002
                                                                                       ------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:
   As reported........................................................                 $     4,290     $     3,489
   Deduct: stock-based employee compensation expense determined under
     fair value based method for all awards, net of related tax effect                        (257)           (183)
                                                                                       ------------------------------
   Pro forma..........................................................                 $     4,033     $     3,306
                                                                                       ==============================

5. COMMITMENTS AND CONTINGENCIES

     In April 2002, the Company's Board of Directors approved the third newbuild program for the Company to build eight deepwater offshore supply vessels. On May 1, 2002, following a competitive bidding process, a definitive agreement was signed with LEEVAC Industries, LLC for the construction of the first four vessels of this program, each of which has been designed as a 240' ED-class vessel. LEEVAC Industries, LLC is affiliated with one of the Company's directors who is also the former Chairman of the Board and former Chief Executive Officer of the Company. The Company received a favorable fairness opinion from an independent appraiser with respect to the terms of the contract. The contract provides for the delivery of all four vessels during 2003. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $18.4 million that was incurred with respect to such vessels during 2002. On March 17, 2003, the Company took delivery of the first of these vessels, the HOS Bluewater. As of March 31, 2003, the amount expected to be expended to complete construction of the three remaining vessels was approximately $21.8 million, which becomes due at various dates during 2003. The Company is obligated under the terms of the foregoing contract to remit funds to the shipyards based on vessel construction milestones, the timing of which are subject to change during vessel construction. Construction bids from shipyards for the last four vessels of this new build program are currently being evaluated. Demand for deepwater offshore supply vessels in the Gulf of Mexico and foreign markets will be a key determinant of when the four additional OSVs will be constructed.

     In the normal course of business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

6. SEGMENT INFORMATION

     The Company provides marine transportation services through two business segments. The Company operates newly constructed deepwater offshore supply vessels primarily in the Gulf of Mexico through its offshore supply vessel segment. The offshore supply vessels principally support offshore drilling and production operations in the deepwater regions of the Gulf of Mexico, and in Trinidad and Tobago, by transporting cargo to offshore drilling rigs and production facilities and providing support for specialty services. The tug and tank barge segment operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information prepared on the same basis as the Company's consolidated financial statements.

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                          2003             2002
                                                                     ----------------------------------
OPERATING REVENUE:
   Offshore supply vessels....................................          $  13,172       $     9,776
   Tugs and tank barges.......................................             14,175            12,967
                                                                     ----------------------------------
        Total.................................................          $  27,347       $    22,743
                                                                     ==================================
OPERATING EXPENSES:
   Offshore supply vessels....................................          $   5,918       $     3,704
   Tugs and tank barges.......................................              8,177             6,869
                                                                     ----------------------------------
        Total.................................................          $  14,095       $    10,573
                                                                     ==================================
GENERAL AND ADMINISTRATIVE EXPENSES:
   Offshore supply vessels....................................          $   1,203       $     1,043
   Tugs and tank barges.......................................              1,691             1,805
                                                                     ----------------------------------
        Total.................................................          $   2,894       $     2,848
                                                                     ==================================

OPERATING INCOME:
   Offshore supply vessels....................................          $   6,050       $     5,020
   Tugs and tank barges.......................................              4,308             4,302
                                                                     ----------------------------------
        Total.................................................          $  10,358       $     9,322
                                                                     ==================================
CAPITAL EXPENDITURES:
   Offshore supply vessels....................................          $  14,175       $    10,999
   Tugs and tank barges.......................................              7,845               702
   Corporate..................................................                 69                77
                                                                     ----------------------------------
        Total.................................................          $  22,089       $    11,778
                                                                     ==================================
DEPRECIATION AND AMORTIZATION:
   Offshore supply vessels....................................          $   1,861       $     1,115
   Tugs and tank barges.......................................              1,760             1,426
                                                                     ----------------------------------
        Total.................................................          $   3,621       $     2,541
                                                                     ==================================

                                                                         AS OF             AS OF
                                                                       MARCH 31,       DECEMBER 31,
                                                                          2003             2002
                                                                     ----------------------------------
IDENTIFIABLE ASSETS:
   Offshore supply vessels....................................          $ 206,798       $   196,068
   Tugs and tank barges.......................................             71,255            74,036
   Corporate..................................................              9,474             8,186
                                                                     ----------------------------------
        Total.................................................          $ 287,527       $   278,290
                                                                     ==================================
LONG-LIVED ASSETS:
   Offshore supply vessels....................................          $ 187,144       $   174,676
   Tugs and tank barges.......................................             56,434            50,797
   Corporate..................................................                762               759
                                                                     ----------------------------------
        Total.................................................          $ 244,340       $   226,232
                                                                     ==================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2002. In this Form 10-Q, "company," "we," "us" and "our" refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

GENERAL

     We own and operate deepwater offshore supply vessels, or OSVs, in the Gulf of Mexico and in Trinidad and Tobago, and ocean-going tugs and tank barges in the northeastern United States, primarily New York Harbor, and in Puerto Rico. We charter our OSVs on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, pursuant to either fixed time charters or spot market charters.

     All of our OSVs operate under time charters, including three that are chartered under contracts with expiration dates ranging from April 2004 through August 2006. Our long-term contracts for our OSVs are consistent with those used in the industry and are either fixed for a term of months or years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

     While OSVs service existing oil and gas production platforms, as well as exploration and development activities, incremental OSV demand depends primarily upon the level of drilling activity, which can be influenced by a number of factors, including oil and natural gas prices and drilling budgets of exploration and production companies. As a result, utilization and dayrates have historically been tied to oil and natural gas prices and drilling activity, although the greater investment of time and expense associated with deepwater production and the consequent long-term nature of deepwater OSV contracts have diminished the significance of this relationship.

     Although oil and natural gas prices were very high throughout most of 2002 and in 2003, most oil and gas producers have chosen, to date, not to increase their drilling activity, apparently due to several concerns, including the war in Iraq, the sustainability of high commodity prices after the winter heating season and the unstable United States economy. Our deepwater OSV niche continued to experience a decrease in activity since the beginning of the year. The average deepwater drilling rig count in the Gulf of Mexico for the first quarter of 2003 was 30 rigs compared to 41 a year ago. Currently, the deepwater drilling rig count stands at 29, down from 34 in December 2002. However, we expect that eight new floating production-storage units will be installed in the Gulf of Mexico this year, each requiring the service of multiple deepwater supply vessels.

     Generally, we operate an ocean-going tug and tank barge together as a "tow" to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot market charters, contracts of affreightment and consecutive voyage contracts.

     The primary drivers of demand for our tug and tank barge services are the strength of the United States economy, changes in weather patterns and population growth that affect consumption of heating oil and gasoline. The tug and tank barge market, in general, is marked by steady demand over time. We have experienced seasonal weather-related improvements in our operating results for our tug and tank barge segment during the latter part of the fourth quarter of 2002 and through the first quarter of 2003. The recent extremely cold weather -- normal for this time of year in the northeastern United States -- temporarily increased demand for heating oil and, therefore, the utilization of our tug and tank barge services above first quarter 2002 levels. Now that the spike in demand caused by the winter season is over, the higher dayrates and utilization rates that resulted from the increased winter-related activity will likely be negatively impacted by the soft United States economy. However, we believe that lower consumer demand may be counteracted, in part, by the fact that post-winter heating oil and gasoline inventories, which are running low, will need to be replenished. These circumstances are in contrast to a year ago when post-winter stocks were high after the mild winter. Once the uncertainty surrounding domestic economic conditions and world events subsides, we believe that demand for refined petroleum products and crude oil will return to normal levels and will thereafter remain steady or gradually increase over the long-term.

CRITICAL ACCOUNTING POLICIES

     This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. There were no significant changes to our critical accounting policies as reported in our Form 10-K during the three months ended March 31, 2003.

RESULTS OF OPERATIONS

     The table below sets forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These offshore supply vessels and tugs and tank barges generate substantially all of our revenues and operating profit.


                                                                             THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                         2003           2002
                                                                     -----------------------------
OFFSHORE SUPPLY VESSELS:
   Average number of vessels..................................              13.2            9.4
   Average utilization rate (1)...............................              89.7%          95.9%
   Average dayrate (2)........................................           $12,397        $12,012
TUGS AND TANK BARGES:
   Average number of tank barges (4)..........................              15.5           16.0
   Average fleet capacity (barrels) (4).......................         1,111,264      1,130,727
   Average barge capacity (barrels) (4).......................            71,515         70,670
   Average utilization rate (1)...............................              83.4%          86.9%
   Average dayrate (3)........................................           $11,442         $9,500

----------

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

(4) These averages give effect to our sale of the Energy 5502 on January 28, 2003, and our acquisition of the Energy 8001 on February 28, 2003. As of March 31, 2003, our tank barge fleet was comprised of 16 vessels.

     Following is a reconciliation of EBITDA, which is a non-GAAP financial measurement, to net income for each of our business segments, and in the aggregate, for the three months ended March 31, 2003 and 2002, respectively.

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                         2003             2002
                                                                     --------------------------------
EBITDA: (1)
   Offshore supply vessels:
     Net income...............................................          $   1,664      $     1,306
   Plus:
     Interest expense.........................................              3,391            3,108
     Income tax expense.......................................              1,019              801
     Depreciation and amortization............................              1,860            1,115
     Other expense, net (2)...................................                  6                -
                                                                     --------------------------------
        EBITDA (1)............................................          $   7,940      $     6,330
                                                                     ================================
   Tugs and tank barges:
     Net income...............................................          $   2,626      $     2,183
   Plus (minus):
     Interest expense.........................................                826              833
     Income tax expense.......................................              1,610            1,337
     Depreciation and amortization............................              1,761            1,426
     Other income, net (2)....................................               (712)               -
                                                                     --------------------------------
        EBITDA (1)............................................          $   6,111      $     5,779
                                                                     ================================
   Total:
     Net income...............................................          $   4,290      $     3,489
   Plus (minus):
     Interest expense.........................................              4,217            3,941
     Income tax expense.......................................              2,629            2,138
     Depreciation and amortization............................              3,621            2,541
     Other income, net (2)....................................               (706)               -
                                                                     --------------------------------
        EBITDA (1)............................................          $  14,051      $    12,109
                                                                     ================================

--------------

(1) Earnings before interest expense, provision for income taxes, depreciation and amortization ("EBITDA") is an important financial performance measure that is used by ratings agencies, our lenders and most of our investors, particularly those who invest in our Senior Notes, as well as investment banks that issue high yield debt research on our company. In addition, EBITDA is used in the financial ratios and covenants included in the credit agreement governing our revolving line of credit and the indenture governing our Senior Notes. This table reflects the calculation of EBITDA for each of our business segments, and in the aggregate. EBITDA is presented as it is commonly used by certain investors to analyze and compare operating performance and to determine a company's ability to service or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flow or other income or cash flow data or as a measure of a company's profitability or liquidity and is not a measure calculated in accordance with accounting principles generally accepted in the United States. EBITDA is not necessarily comparable with similarly titled measures reported by other companies. In determining our EBITDA, other income or expense is excluded, except for equity in income from investments.

(2) Represents other operating income and expenses, including gains or losses on disposition of assets.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenues. Revenues were $27.3 million for the three months ended March 31, 2003, compared to $22.7 million for the same period in 2002, an increase of $4.6 million or 20.3%. The increase in revenues is the result of the increase in the size of our OSV fleet by five vessels since February 2002 and the addition of one double-hulled tank barge in February 2003. The additional revenues generated by the six new vessels accounted for a $4.9 million increase in revenues which was offset by a $0.3 million decrease in revenue related to our vessels that were in service during each of the three months ended March 31, 2003 and 2002, including the Energy 5502, which was only in service for one month during 2003.

     Revenues from our OSV segment totaled $13.2 million for the three months ended March 31, 2003, compared to $9.8 million for the same period in 2002, an increase of $3.4 million or 34.7%. The net increase in segment revenue is due to the addition of five deepwater OSVs since February 2002. Our OSV utilization rate was 89.7% for the three months ended March 31, 2003, which was lower than the 95.9% we achieved in the same period of 2002. Utilization rates were 6.2% lower for the three months ended March 31, 2003 primarily due to more vessels working in the spot market than a year ago, and the impact of one OSV out of service for a drydocking and discretionary modifications to position the vessel for international service.. Spot market contracts are more susceptible to fluctuations in utilization and day rates, particularly in soft market conditions, which we are currently experiencing. Our OSV average dayrates were at $12,397 for the three months ended March 31, 2003 compared to $12,012 for the same period of 2002, an increase of $385 or 3.2%. Average dayrates for the three months ended March 31, 2003 were up slightly compared to the same period in 2002 due to the delivery, since February 2002, of larger vessels that command higher dayrates.

     Revenues from our tug and tank barge segment totaled $14.2 million for the three months ended March 31, 2003 compared to $13.0 million for the same period in 2002, an increase of $1.2 million or 9.2%. The increase in revenue resulted primarily from variations in weather and operating conditions. Winter weather patterns experienced in early 2002 were unseasonably warm compared to the first quarter of 2003, which had climate conditions typically expected during that period. Revenues for the three months ended March 31, 2003 included $1.2 million derived from in-chartering third-party equipment compared to $1.4 million for the same period in 2002. Our utilization rate decreased to 83.4% for the three months ended March 31, 2003 compared to 86.9% for the same period in 2002. The decrease in utilization was primarily the result of having more vessels drydocked during the first quarter of 2003 compared to the first quarter of 2002. Our average dayrate increased to $11,442 for the three months ended March 31, 2003 compared to $9,500 for the same period of 2002, an increase of $1,942 or 20.4%. The significant increase in dayrates was primarily related to the resumption of normal weather patterns in early 2003 and two months less of bareboat charter revenue from the Energy 5502, which we sold on January 28, 2003. It is typical for bareboat charter revenue to be substantially below our fleet average dayrate.

     Operating Expense. Our operating expense, including depreciation and amortization, increased to $14.1 million for the three months ended March 31, 2003 compared to $10.6 million for the same period in 2002, an increase of $3.5 million or 33.0%. The increase in operating expense resulted primarily from the addition to our fleet of five deepwater OSVs since February 2002 and the addition of one double-hulled tank barge in February 2003.

     Operating expense for our offshore supply vessel segment increased to $5.9 million for the three months ended March 31, 2003 compared to $3.7 million for the same period in 2002, an increase of $2.2 million or 59.5%. This increase was primarily related to the hos Dominator, which was in service for substantially more days during the three months ended March 31, 2003 compared to the same period of 2002, and the HOS Brimstone, HOS Stormridge, HOS Sandstorm, and HOS Bluewater, which were not in service during the first three months of 2002. Daily operating costs per vessel for the three months ended March 31, 2003 increased over the same period in 2002, primarily due to the higher costs of operating larger vessels, including increased manning requirements.

     Operating expense for our tug and tank barge segment increased to $8.2 million for the three months ended March 31, 2003 compared to $6.9 million for the same period in 2002, an increase of $1.3 million or 18.8%. Operating expense for the three months ended March 31, 2003 and 2002, respectively, included $0.8 million and $1.1 million, for the cost of in-chartering third-party equipment. Daily operating costs per vessel, excluding in-chartering expenses, for the three months ended March 31, 2003 increased over the same period of 2002 due primarily to the acquisition of a double-hulled tank barge in February 2003.

     General and Administrative Expense. Our general and administrative expenses of $2.9 million for the three months ended March 31, 2003 remained fairly constant with the $2.8 million reported for the same period in 2002. We expect these costs to increase for the remainder of 2003 to accommodate our continued growth and increased reporting obligations under federal securities laws and the new corporate governance legislation and regulations initiated last year, primarily related to the Sarbanes-Oxley Act.

     Interest Expense. Interest expense was $4.2 million for the three months ended March 31, 2003 compared to $3.9 million for the same period in 2002, an increase of $0.3 million or 7.7%. Capitalization of interest costs relating to new construction of OSVs was approximately $0.9 million for the three months ended March 31, 2003 compared to $1.0 million for the same period in 2002.

     Interest Income. Interest income was $0.1 million for the three months ended March 31, 2003 compared to $0.2 million for the same period in 2002, a decrease of $0.1 million or 50.0%. Average cash balances were $17.5 million and $47.9 million for the quarters ended March 31, 2003 and 2002, respectively, which substantially contributed to the decrease in interest income during the three months ended March 31, 2003.

     Income Tax Expense. Our effective tax rate for each of the three months ended March 31, 2003 and 2002 was 38.0%. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We require capital to fund ongoing operations, the construction of new vessels, acquisitions and debt service. We have historically financed our capital requirements with cash flow from operations, issuances of equity and debt securities, and borrowings under our credit facilities.

     Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2003 compared to $1.0 million for the same period in 2002. Changes in cash flow from operating activities are principally the result of the timing of our construction draws paid for new vessel construction and interest paid on our $175 million 10 5/8% Senior Notes due 2008.

     Net cash used in investing activities was $20.4 million for the three months ended March 31, 2003 compared to $11.8 million for the same period in 2002. Net cash used in investing activities for each period primarily included the cost of new vessel construction. Investing activities for the first quarter of 2003 included $1.65 million of cash proceeds from the sale of the Energy 5502. This sale resulted in a gain of approximately $0.7 million.

     Net cash provided by financing activities was $7.4 million for the three months ended March 31, 2003, primarily relating to proceeds from borrowings under our revolving line of credit. For the three months ended March 31, 2002, net cash provided by financing activities of $0.1 million primarily resulted from the proceeds from common stock issued.

     We have a three-year senior secured revolving line of credit with three banks for $50.0 million. Pursuant to the terms of the revolver, our borrowings under this facility are initially limited to $25.0 million unless we have obtained the lender's concurrence to borrow in excess of $25.0 million and are in compliance with the terms of the indenture governing our Senior Notes with respect to the incurrence of additional indebtedness. Pursuant to the indenture governing the Senior Notes, unless we meet a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility initially will be limited to $25,000 plus 15% of the increase in our consolidated net tangible assets over the consolidated net tangible assets as of March 31, 2001 determined on a pro forma basis to reflect the Spentonbush/Red Star Group acquisition. Borrowings under the revolver accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0% to 1%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 3.0%. We are also required to pay a commitment fee on available but unused amounts ranging from 0.25% to 0.375%. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the agreement governing the revolver. We can use the amounts we draw under the revolver for working capital purposes and, in certain instances, for acquisitions and vessel construction. The revolver is collateralized by four of our offshore supply vessels and four of our ocean-going tugs with an aggregate orderly liquidation value of approximately $75.0 million. The terms of the revolver call for it to expire on December 31, 2004; however, we believe that it will be renewed at that time. As of March 31, 2003, we had drawn $7.4 million on our revolver to fund our acquisition of an 80,000-barrel double-hulled tank barge, and had $17.6 million of additional credit immediately available under the revolver.

     As of March 31, 2003, we had outstanding debt of $172.4 million, net of original issue discount, under our Senior Notes. Interest on the Senior Notes is payable semiannually each February 1 and August 1. The Senior Notes do not require scheduled payments of principal prior to their stated maturity on August 1, 2008. Pursuant to the indenture under which the Senior Notes are issued, however, we are required to make offers to purchase the Senior Notes upon the occurrence of specified events, such as certain asset sales or a change in control.

     The agreement governing the revolver and the indenture under which the Senior Notes were issued impose operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividends or other payments.

     As of March 31, 2003, we had cash of approximately $12.8 million and working capital of approximately $17.9 million. During the three months ended March 31, 2003, we expended $12.9 million for new vessel construction, before allocation of construction period interest. As of March 31, 2003, we were committed under vessel construction contracts to complete construction of three offshore supply vessels, which are part of our current eight-vessel newbuild program. We are currently evaluating construction bids from shipyards for the last four vessels of this program, in addition to market demand for such vessels in the deepwater Gulf of Mexico and foreign markets. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $18.4 million that was incurred with respect to such vessels during 2002. On March 17, 2003, we took delivery of the first of these vessels, the HOS Bluewater. As of March 31, 2003, the amount expected to be expended to complete construction of the remaining three vessels was approximately $21.8 million, which becomes due at various dates during 2003. During the three months ended March 31, 2003, we expended approximately $2.0 million for drydocking-related expenses for vessels, of which $1.2 million was accounted for as deferred charges and $0.8 million for other vessel capital improvements. Under our accounting policy, we generally capitalize drydocking expenditures related to vessel recertification to deferred charges and amortize the amount over 30 or 60 months.

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

     We believe that cash on hand and cash generated from operations will provide sufficient funds to complete construction of the three offshore supply vessels currently under construction of our newbuild program discussed above, and to satisfy debt service and working capital requirements. However, we have made, and may make additional, short-term draws on our revolver from time to time during peak demands on our cash that occur as a result of scheduled capital expenditure commitments. Any excess liquidity will be available to finance our strategy, which includes expanding our fleet through the construction or acquisition of additional, or the retrofit of existing, offshore supply vessels, tugs and tank barges as needed to take advantage of the demand for such vessels. Depending on the market demand for offshore supply vessels, tugs and tank barges and consolidation opportunities that may arise, we may require additional debt or equity financing, including with respect to the last four vessels of our current newbuild program.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth an aggregation of our contractual obligations and commercial commitments as of March 31, 2003, in thousands of dollars.

                                                                                 ONE TO
                                                                    LESS THAN    THREE      FOUR TO
                                                        TOTAL       ONE YEAR     YEARS     FIVE YEARS   THEREAFTER
                                                    -----------------------------------------------------------------
Long-term debt (1).............................     $   175,000    $       -   $       -   $     -       $ 175,000
Revolving credit facility                                 7,400                    7,400
Operating leases (2)...........................           1,506          937         569         -               -
Construction commitments (3)...................          21,753       21,753           -         -               -
                                                    -----------------------------------------------------------------
     Total.....................................     $   198,259    $  22,690   $   7,969   $     -       $ 175,000
                                                    =================================================================

----------

(1)  Includes original issue discount of $2,605.

(2) In March 2003, we signed a non-binding letter of intent to enter into a five-year lease, with two five-year renewal options, with respect to a location for our new corporate headquarters in nearby Covington, Louisiana. We plan to relocate to that facility during the third quarter of 2003. The cost to lease this new facility is also not included in this table.

(3) The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, but the amounts are not expected to change materially in the aggregate.

INFLATION

     To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

FORWARD LOOKING STATEMENTS

     We make forward-looking statements in this Form 10-Q, including certain information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," or "will" or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Form 10-Q.

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

     We are subject to interest rate risk on our long-term fixed interest rate Senior Notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The Senior Notes accrue interest at the rate of 10 5/8% per annum and mature on August 1, 2008. There are no scheduled principal payments under the Senior Notes prior to the maturity date. Our revolver has a variable interest rate and, therefore, is not subject to interest rate risk.

     Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have fixed time charters for two of our offshore supply vessels for service in Trinidad and Tobago. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax ("VAT") payments are paid in Trinidad dollars which creates an exchange risk related to currency fluctuations. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

ITEM 4 - CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14 and 15d-14, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

RECENT DEVELOPMENTS

     Bareboat of Newly Constructed Crewboat. On April 30, 2003, Hornbeck entered into a bareboat lease of a newly constructed 165-ft. crewboat, the HOS Hotshot. The vessel immediately commenced service under a spot time charter within the "pool fleet" of a major oil company to support its deepwater operations in the Gulf of Mexico.

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

    *10.1         Amendment No. 2 to Incentive Compensation Plan.

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

    * Filed herewith.

(b)   Reports on Form 8-K.

      On May 8, 2003, we furnished a report on Form 8-K announcing that we had issued a press release that reported the results of our operations for the three months ended March 31, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Hornbeck Offshore Services, Inc.


Date: May 15, 2003                          By: /s/ JAMES O. HARP, JR.
                                            ------------------------------------
                                                James O. Harp, Jr.
                                                Vice President and
                                                Chief Financial Officer

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



Date:  May 15, 2003                    By: /s/ TODD M. HORNBECK
                                       -----------------------------------------
                                       Todd M. Hornbeck,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

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



Date: May 15, 2003                           By: /s/ JAMES O. HARP, JR.
                                             -----------------------------------
                                             James O. Harp, Jr.,
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

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

    *10.1         Amendment No. 2 to Incentive Compensation Plan.

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