Form 10-Q
period 2003-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2003-08-14
CIK 1131227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or  organization)                Identification Number)



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

      The total number of shares of common stock, par value $.01 per share, outstanding as of August 11, 2003 was 36,317,036.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION....................................................   1
      Item 1 - Financial Statements...............................................   1
      Item 2 - Management's Discussion and Analysis of Financial Condition and
               Results of Operations.............................................   10
            General..............................................................   10
            Critical Accounting Policies.........................................   11
            Results of Operations................................................   11
            Three Months Ended June 30, 2003 Compared to Three Months Ended
              June 30, 2002......................................................   13
            Six Months Ended June 30, 2003 Compared to Six Months Ended June
              30, 2002...........................................................   14
            Liquidity and Capital Resources......................................   16
            Contractual Obligations and Commercial Commitments...................   17
            Inflation............................................................   18
            Forward Looking Statements...........................................   18
      Item 3 - Quantitative and Qualitative Disclosures About Market Risk........   19
      Item 4 - Controls and Procedures...........................................   19

PART II - OTHER INFORMATION......................................................   20
      Item 1 - Legal Proceedings.................................................   20
      Item 2 - Changes in Securities and Use of Proceeds.........................   20
      Item 3 - Defaults Upon Senior Securities...................................   20
      Item 4 - Submission of Matters to a Vote of Security Holders...............   20
      Item 5 - Other Information.................................................   21
      Item 6 - Exhibits and Reports on Form 8-K..................................   21

SIGNATURE........................................................................   24

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        JUNE 30,  DECEMBER 31,
                                                          2003      2002
                                                       ----------------------
                                                            (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents                            $ 14,747   $ 22,228
  Accounts receivable, net of allowance for doubtful
   accounts of $440 and $469, respectively               15,253     14,616
  Stock subscriptions receivable                         10,975         --
  Prepaid insurance                                       1,644        569
  Other current assets                                    1,558      1,877
                                                       --------   --------
     Total current assets                                44,177     39,290
Property, plant, and equipment, net                     297,965    226,232
Goodwill                                                  2,628      2,628
Deferred charges, net                                    11,295     10,113
Other assets                                                 27         27
                                                       --------   --------
     Total assets                                      $356,092   $278,290
                                                       ========   ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  6,589   $  5,350
  Accrued interest                                        7,786      7,747
  Accrued payroll and benefits                            2,353      3,740
  Other accrued liabilities                                 237        188
                                                       --------   --------
     Total current liabilities                           16,965     17,025
Revolving credit facility                                39,000         --
Long-term debt, net of original issue discount of
 $2,514 and $2,694, respectively                        172,486    172,306
Deferred tax liabilities, net                            20,972     16,709
Other long-term liabilities                                 313        374
                                                       --------   --------
     Total liabilities                                  249,736    206,414
Stockholders' equity:
  Preferred stock: $0.01 par value; 5,000 shares
   authorized, no shares issued and outstanding              --         --
  Common stock: $0.01 par value; 100,000 shares
   authorized, 35,812 shares and 30,305 issued and
   outstanding, respectively                                358        303
  Additional paid-in capital                             88,342     60,880
  Retained earnings                                      17,656     10,693
                                                       --------   --------
     Total stockholders' equity                         106,356     71,876
                                                       --------   --------
     Total liabilities and stockholders' equity        $356,092   $278,290
                                                       ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                             THREE MONTHS            SIX MONTHS
                                            ENDED JUNE 30,         ENDED JUNE 30,
                                           2003        2002       2003        2002
                                         -------------------    ---------------------
                                             (UNAUDITED)             (UNAUDITED)
Revenue                                 $ 26,010    $ 21,315    $ 53,357    $ 44,058
Costs and expenses:
  Operating expenses                      14,571      10,875      28,666      21,448
  General and administrative expenses      2,819       2,205       5,713       5,053
                                        --------    --------    --------    --------
                                          17,390      13,080      34,379      26,501
                                        --------    --------    --------    --------
Operating income                           8,620       8,235      18,978      17,557
Interest expense                          (4,357)     (3,855)     (8,574)     (7,796)
Interest income                               43         202         115         448
Other income, net                             --          --         707          --
                                        --------    --------    --------    --------
Income before income taxes                 4,306       4,582      11,226      10,209
Income tax expense                        (1,633)     (1,741)     (4,263)     (3,879)
                                        --------    --------    --------    --------
Net income                              $  2,673    $  2,841    $  6,963    $  6,330
                                        ========    ========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                                2003        2002
                                                             ---------------------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  6,963    $  6,330
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                               6,358       4,551
     Amortization                                               1,259         805
     Provision for bad debts                                      (15)        322
     Deferred income taxes                                      4,263       3,815
     Amortization of financing costs                              744         764
     Gain on sale of asset                                       (713)         --
  Changes in operating assets and liabilities:
   Accounts receivable                                           (622)        941
   Prepaid insurance and other current assets                    (756)        138
   Deferred charges and other assets                           (2,941)     (1,759)
   Accounts payable                                               247       1,015
   Accrued interest                                                39         389
   Accrued and other liabilities                               (1,421)     (2,039)
                                                             --------      ------
  Net cash provided by operating activities                    13,405      15,272
                                                             --------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction of offshore supply vessels                     (22,445)    (26,637)
  Purchase of offshore supply vessels                         (39,000)         --
  Purchase of tank barge                                       (7,400)         --
  Proceeds from the sale of vessel                              1,650          --
  Capital expenditures                                         (4,181)     (4,841)
                                                             --------     ------
  Net cash used in investing activities                       (71,376)    (31,478)
                                                              -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under debt agreements                1,545          54
  Payments on borrowings under debt agreements                   (533)       (434)
  Net proceeds from borrowings under revolving credit
   facility                                                    39,000          --
  Repurchase of common stock                                       --         (50)
  Deferred financing costs                                        (62)       (159)
  Proceeds from common stock issued                            10,540         413
                                                             --------      ------
  Net cash provided by (used in) financing activities          50,490        (176)
                                                             --------      ------
  Net decrease in cash and cash equivalents                    (7,481)    (16,382)
  Cash and cash equivalents at beginning of period             22,228      53,203
                                                              -------     -------
  Cash and cash equivalents at end of period                 $ 14,747    $ 36,821
                                                             ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
  Interest paid                                              $  9,440    $  9,658
                                                             ========    ========
  Income taxes paid                                          $     --    $     --
                                                             ========    ========
NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock to partially fund the purchase
   of offshore  supply vessels                               $  6,000    $     --
                                                             ========    ========
  Stock subscriptions receivable                             $ 10,975    $     --
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

                HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (DOLLARS AND SHARES IN THOUSANDS)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States. The interim financial statements and notes are presented as permitted by instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the "Company"). The results of operations for the three month and six month periods ended June 30, 2003 and 2002, respectively, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain amounts reported in prior periods have been reclassified to conform to the 2003 presentation.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, "Consolidated Financial Statements," to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. FIN 46 did not have a material impact on the Company's financial position or results of operations as of and for the period ended June 30, 2003.

      In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to clarify under what circumstances a contract with an initial net investment meets the characteristics of a derivative, to clarify when a derivative contains a financing component, to amend the definition of an "underlying" to conform it to language in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and to amend certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and is to be applied prospectively. Implementation of SFAS No. 149 did not have a material effect on the Company's financial position or results of operations as of and for the period ended June 30, 2003, as it did not have any derivative instruments or hedging arrangements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable, as well as certain other financial instruments, be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning with the Company's second quarter of 2004. The provisions of this statement did not have a material impact on the Company's financial position or results of operations as of and for the period ended June 30, 2003.

3.    ACQUISITION OF OFFSHORE SUPPLY VESSELS

      On June 26, 2003, the Company acquired five 220-foot deepwater offshore supply vessels and their related business from Candy Marine Investment Corporation, an affiliate of Candy Fleet Corporation, (collectively, "Candy Fleet") for $45.0 million, comprised of $39.0 million in cash and of $6.0 million of common stock, for the purpose of diversifying its offshore supply vessel fleet and expanding its service offerings. Candy Fleet is a privately held marine vessel operator in the Gulf of Mexico. The Company funded the cash portion of the purchase price with a combination of borrowings under the Company's Revolving Credit Facility as discussed in Note 5, and with part of the cash proceeds generated by the private equity offering discussed in Note 4. The new vessel names are the HOS Explorer, HOS Express, HOS Pioneer, HOS Trader, and HOS Voyager.

      The purchase method was used to account for the acquisition of the five deepwater offshore supply vessels from Candy Fleet. The purchase price allocation is currently being evaluated and the final calculation is expected to be completed no later than June 26, 2004. There were no intangible assets or goodwill recorded as a result of the acquisition. As of June 26, 2003, the purchase price was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

              Property, plant and equipment...   $ 44,957
              Inventory.......................         43
                                                 --------
              Purchase price..................   $ 45,000
                                                 ========

4.    PRIVATE OFFERING OF COMMON STOCK AND RIGHTS DIVIDEND

      In May 2003, the Company commenced a private offering of its common stock to accredited investors to raise gross proceeds of $30.0 million, including $6 million of common stock, or 1.2 million shares, issued to Candy Fleet as partial consideration for the June 26, 2003 acquisition of five deepwater offshore supply vessels. The Company received payments or irrevocable, unconditional and binding stock subscriptions for 4.3 million shares resulting in $10.5 million of cash proceeds and subscriptions receivable of approximately $11.0 million as of June 30, 2003. All stock subscriptions receivables recorded during June 2003 were collected in full during July 2003. The private offering was completed in July 2003 with $2.5 million of additional proceeds received from July 2003 subscriptions for 0.5 million shares.

      On June 18, 2003, the Board of Directors declared a dividend on each outstanding share of common stock of one right to purchase Series A Junior Participating Preferred Stock, par value $.01 per share ("the Right"). The dividend was payable to shareholders of record on June 18, 2003.

5.    LONG-TERM DEBT

      On July 24, 2001, the Company issued $175,000 in principal amount of 10 5/8% Senior Notes (Senior Notes). The Company realized net proceeds of approximately $165,000, a substantial portion of which was used to repay and fully extinguish all of the then existing credit facilities. The Senior Notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8% on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. The effective interest rate on the Senior Notes is 11.18%. No principal payments are due until maturity. The Senior Notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and are senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Senior Notes are guaranteed by all of the Company's subsidiaries. The Company may, at its option, redeem all or part of the Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Indenture governing the Senior Notes ("the Indenture"). The Company is permitted under the terms of the Indenture to incur additional indebtedness, provided that certain financial conditions set forth in the Indenture are satisfied by the Company.

      Effective December 31, 2001, the Company entered into a senior secured revolving line of credit for $50.0 million ("Revolving Credit Facility"). Borrowings under the Revolving Credit Facility with three banks accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0% to 1%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 3.0%. The Company is also required to pay a commitment fee on available but unused amounts ranging from 0.25% to 0.375%. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the Revolving Credit Facility. The Company can use the amounts it borrows under the Revolving Credit Facility for working capital purposes and, under certain circumstances, for acquisitions and vessel construction. The Revolving Credit Facility expires on December 31, 2004.

      On June 26, 2003, concurrent with the acquisition of the five deepwater offshore supply vessels from Candy Fleet, the Company amended the Revolving Credit Facility to increase its borrowing base from $25 million to $50 million. In connection with this amendment, the Company pledged an additional two offshore supply vessels. As of June 30, 2003, six offshore supply vessels and four ocean-going tugs collateralize the Revolving Credit Facility with an aggregate orderly liquidation value of at least $100.0 million. As of June 30, 2003, the Company had $39.0 million outstanding under its Revolving Credit Facility, which amount was drawn to fund the acquisition of a tank barge and a portion of the acquisition cost of five deepwater offshore supply vessels, and had $11.0 million of additional credit immediately available under the Revolving Credit Facility.

      The Revolving Credit Facility and the Indenture impose operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividends or other restricted payments.

      Interest expense excludes capitalized interest primarily related to new construction of deepwater offshore supply vessels of $0.8 million in the second quarter of 2003 and $1.2 million in the second quarter of 2002.

6.    STOCK OPTION PLANS

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of SFAS No. 123." This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements for the effects of stock-based compensation.

      The transition guidance and annual disclosure provisions of SFAS No.148 were effective for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company adopted SFAS No. 148 through continued application of the intrinsic value method of accounting under APB No. 25, and enhanced financial statement disclosures for the effect on net income had the fair value provisions of SFAS No. 148 been applied.

      Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's income available to common stockholders for the six-months ended June 30, 2003 and 2002 would have been as indicated below:

                                                  SIX MONTHS
                                                ENDED JUNE 30,
                                                2003      2002
                                               ---------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:
  As reported                                  $6,963   $6,330
  Deduct: stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effect                                         194      193
                                              ------   ------
  Pro forma                                    $6,769   $6,137
                                               ======   ======

7.    COMMITMENTS AND CONTINGENCIES

      In April 2002, the Company's Board of Directors approved the third newbuild program for the Company to build eight deepwater offshore supply vessels. On May 1, 2002, following a competitive bidding process, a definitive agreement was signed with LEEVAC Industries, LLC for the construction of the first four vessels of this program, each of which has been designed as a 240' ED-class vessel. LEEVAC Industries, LLC is affiliated with one of the Company's directors who is also the former Chairman of the Board and former Chief Executive Officer of the Company. The Company received a favorable fairness opinion from an independent appraiser with respect to the terms of the contract. The contract provides for the delivery of all four vessels during 2003. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $18.4 million that was incurred with respect to such vessels during 2002. The Company took delivery of the HOS Bluewater on March 17, 2003 and the HOS Gemstone on June 19, 2003. As of June 30, 2003, the amount expected to be expended to complete construction of the two remaining vessels was approximately $12.2 million, which becomes due at various dates during the remainder of 2003. The Company is obligated under the terms of the foregoing contract to remit funds to the shipyard based on vessel construction milestones, the timing of which are subject to change during vessel construction. Construction bids submitted by several shipyards for the last four vessels of this newbuild program are currently being evaluated. Demand for deepwater offshore supply vessels in the Gulf of Mexico and foreign markets will be a key determinant of when the four additional offshore supply vessels will be constructed.

      In the normal course of business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management's opinion that the Company's liability, if any, under existing claims or proceedings would not materially affect its financial position or results of operations.

8.    SEGMENT INFORMATION

      The Company provides marine transportation services through two business segments. The Company operates newly constructed deepwater offshore supply vessels primarily in the Gulf of Mexico through its offshore supply vessel segment. The offshore supply vessels principally support offshore drilling and production operations in the deepwater regions of the U.S. Gulf of Mexico, Trinidad & Tobago and in Mexico, by transporting cargo to offshore drilling rigs and production facilities and providing support for specialty services. The tug and tank barge segment operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information prepared on the same basis as the Company's consolidated financial statements.

                                    THREE MONTHS         SIX MONTHS
                                   ENDED JUNE 30,      ENDED JUNE 30,
                                   2003     2002      2003       2002
                                 -------------------------------------
OPERATING REVENUE:
  Offshore supply vessels        $14,596   $10,317   $27,767   $20,093
  Tugs and tank barges            11,414    10,998    25,590    23,965
                                 -------   -------   -------   -------
     Total                       $26,010   $21,315   $53,357   $44,058
                                 =======   =======   =======   =======
OPERATING EXPENSES:
  Offshore supply vessels        $ 7,073   $ 4,526   $12,990   $ 8,230
  Tugs and tank barges             7,498     6,349    15,676    13,218
                                 -------   -------   -------   -------
     Total                       $14,571   $10,875   $28,666   $21,448
                                 =======   =======   =======   =======
GENERAL AND ADMINISTRATIVE
  EXPENSES:
  Offshore supply vessels        $ 1,326   $   845   $ 2,530   $ 1,896
  Tugs and tank barges             1,493     1,360     3,183     3,157
                                 -------   -------   -------   -------
     Total                       $ 2,819   $ 2,205   $ 5,713   $ 5,053
                                 =======   =======   =======   =======
OPERATING INCOME:
  Offshore supply vessels        $ 6,197   $ 4,946   $12,247   $ 9,966
  Tugs and tank barges             2,423     3,289     6,731     7,591
                                 -------   -------   -------   -------
     Total                       $ 8,620   $ 8,235   $18,978   $17,557
                                 =======   =======   =======   =======
CAPITAL EXPENDITURES:
  Offshore supply vessels        $56,325   $17,568   $70,500   $28,567
  Tugs and tank barges               236     1,977     8,081     2,679
  Corporate                          379       156       446       232
                                 -------   -------   -------   -------
     Total                       $56,940   $19,701   $79,027   $31,478
                                 =======   =======   =======   =======
DEPRECIATION AND AMORTIZATION:
  Offshore supply vessels        $ 2,066   $ 1,361   $ 3,926   $ 2,477
  Tugs and tank barges             1,930     1,453     3,691     2,879
                                 -------   -------   -------   -------
     Total                       $ 3,996   $ 2,814   $ 7,617   $ 5,356
                                 =======   =======   =======   =======

                              AS OF       AS OF
                             JUNE 30,  DECEMBER 31,
                              2003       2002
                            ---------------------
IDENTIFIABLE ASSETS:
  Offshore supply vessels   $257,967   $196,068
  Tugs and tank barges        87,649     74,036
  Corporate                   10,476      8,186
                            --------   --------
     Total                  $356,092   $278,290
                            ========   ========

LONG-LIVED ASSETS:
  Offshore supply vessels   $241,582   $174,676
  Tugs and tank barges        55,317     50,797
  Corporate                    1,066        759
                            --------   --------
     Total                  $297,965   $226,232
                            ========   ========

9.    SUBSEQUENT EVENT

      On August 6, 2003, the Company completed the acquisition of an additional 220-foot deepwater offshore supply vessel from Candy Fleet. The closing of the transaction was effected after satisfying certain conditions precedent to closing including, among other things, receipt during July 2003 of $13.5 million in proceeds relating to the previously announced $30.0 million private equity offering and the satisfactory completion of a drydocking and survey of the vessel in early August. The purchase price of $9.0 million was negotiated by the parties on an arms-length basis. The Company plans to continue operating the acquired vessel, which was renamed the HOS Mariner, in the deepwater Gulf of Mexico. In connection with the acquisition, the Company was also granted options to purchase three 180-ft offshore supply vessels from Candy Fleet for an aggregate exercise price of $4.5 million. These options expire on August 6, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2002. In this Form 10-Q, "company," "we," "us," and "our" refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

GENERAL

      We own and operate deepwater offshore supply vessels in the U.S. Gulf of Mexico, Trinidad & Tobago and in Mexico, and ocean-going tugs and tank barges in the northeastern United States, primarily New York Harbor, and in Puerto Rico. We charter our offshore supply vessels on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, pursuant to either fixed time charters or spot market charters.

      All of our offshore supply vessels operate under time charters, including five that are chartered under contracts with expiration dates ranging from June 2004 through November 2006. Our long-term contracts for use of our offshore supply vessels are consistent with those used in the industry and are either fixed for a term of months or years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

      While offshore supply vessels service existing oil and gas production platforms, as well as exploration and development activities, incremental offshore supply vessel demand depends primarily upon the level of drilling activity, which can be influenced by a number of factors, including oil and natural gas prices and the drilling budgets of exploration and production companies. As a result, utilization and dayrates have historically been tied to oil and natural gas prices and drilling activity, although the greater investment of time and expense associated with deepwater production and the consequent long-term nature of deepwater offshore supply vessel contracts have diminished the significance of this relationship.

      Although commodity prices remained strong during the second quarter of 2003, we believe that an uncertain economic environment has contributed to the operators' unwillingness to commit significant capital expenditures to new exploration programs. Our deepwater offshore supply vessel market niche continued to show weakness as the deepwater drilling rig count in the Gulf of Mexico, which was at 29 rigs during the first quarter of 2003 remained relatively constant at 27 to 29 rigs for the second quarter of 2003. We believe that if the deepwater drilling rig count in the Gulf of Mexico remains flat, and domestic deepwater offshore supply vessels do not obtain charters outside the U.S. Gulf of Mexico, deepwater offshore supply vessel rates will continue to be negatively impacted as another 12 deepwater offshore supply vessels are expected to be delivered to the U.S. Gulf of Mexico by December 31, 2003. The current U.S. deepwater offshore supply vessel market appears to be oversupplied by approximately 10 vessels. However, we have seen a number of deepwater oil and gas properties change ownership and noted that several exploration and production companies have recently announced upward revisions to their exploration budgets for the remainder of 2003. In addition, increased activity in Mexico through the contracting of jack-up and semi-submersible drilling rigs has increased the demand for deepwater offshore supply vessels, all of which to date have been contracted from U.S. operators. We anticipate that there will be additional new generation offshore supply vessels working in Mexico in the near term as more contracted drilling rigs are expected to be delivered during 2003.

      Generally, we operate an ocean-going tug and tank barge together as a "tow" to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot market charters, contracts of affreightment and consecutive voyage contracts.

      The primary demand drivers for our tug and tank barge services are the strength of the United States economy, changes in weather patterns and population growth, all of which affect consumption of heating oil and gasoline. The tug and tank barge market, in general, is marked by steady demand over time. Our second quarter 2003 results for our tug and tank barge segment were down from the first quarter of 2003, as expected, due to normal seasonal weather patterns that typically result in a drop-off of activity during the second and third quarters. We generally take advantage of this seasonality to prepare the tug and tank barge fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during these off-peak periods. During the second quarter of 2003, we had higher than anticipated drydockings as we accelerated the planned drydockings of two vessels based on an evaluation of customer needs and scheduling opportunities during the second half of the year. Favorable trends are developing in this business segment including premium pricing for our double-hull equipment in black oil service. In addition, at the end of the second quarter of 2003, we noticed an increase in clean oil movements primarily related to the increased demand for gasoline during the summer driving season.

CRITICAL ACCOUNTING POLICIES

      This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. There were no significant changes to our critical accounting policies as reported in our Form 10-K during the six months ended June 30, 2003.

RESULTS OF OPERATIONS

      The table below sets forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These offshore supply vessels and tugs and tank barges generate substantially all of our revenues and operating profit.


                                                THREE MONTHS                 SIX MONTHS
                                               ENDED JUNE 30,              ENDED JUNE 30,
                                             2003          2002           2003         2002
                                       -------------------------------------------------------
OFFSHORE SUPPLY VESSELS:
  Average number of vessels                  14.2           10.2           13.7            9.8
  Average utilization rate (1)               92.3%          95.9%          91.0%          95.9%
  Average dayrate (2)                 $    12,062    $    11,597    $    12,220    $    11,795
TUGS AND TANK BARGES:
  Average number of tank barges (3)          16.0           16.0           15.8           16.0
  Average fleet capacity (barrels)
    (3)                                 1,156,330      1,130,727      1,133,797      1,130,727
  Average barge capacity (barrels)
    (3)                                    72,271         70,670         71,893         70,670
  Average utilization rate (1)               67.8%          73.9%          75.4%          80.4%
  Average dayrate (4)                 $    10,999    $     9,511    $    11,239    $     9,505

----------

(1) Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(2) Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the offshore supply vessels generated revenue.

(3) These averages give effect to our sale of the Energy 5502 on January 28, 2003, and our acquisition of the Energy 8001 on February 28, 2003. For the quarter ended June 30, 2003, our tank barge fleet was comprised of 16 vessels.

(4) Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third party equipment paid by customers.

      Following is a reconciliation of EBITDA, which is a non-GAAP financial measure, to net income for each of our business segments, and in the aggregate, for the three months and six months ended June 30, 2003 and 2002, respectively.

                                       THREE MONTHS            SIX MONTHS
                                      ENDED JUNE 30,         ENDED JUNE 30,
                                     2003      2002       2003        2002
                                  -------------------------------------------
EBITDA: (1)
Offshore supply vessels:
  Net income                      $  1,761   $  1,283   $  3,424    $  2,588
Plus:
  Interest expense                   3,389      3,025      6,781       6,133
  Income tax expense                 1,074        786      2,094       1,586
  Depreciation and amortization      2,066      1,358      3,926       2,475
  Other expense, net (2)                --         --          5          --
                                  --------   --------   --------    --------
   EBITDA (1)                     $  8,290   $  6,452   $ 16,230    $ 12,782
                                  ========   ========   ========    ========
Tugs and tank barges:
  Net income                      $    912   $  1,558   $  3,539    $  3,742
Plus (minus):
  Interest expense                     968        830      1,793       1,663
  Income tax expense                   559        955      2,169       2,293
  Depreciation and amortization      1,930      1,453      3,691       2,877
  Other income, net (2)                 --         --       (712)         --
                                  --------   --------   --------    --------
   EBITDA (1)                     $  4,369   $  4,796   $ 10,480    $ 10,575
                                  ========   ========   ========    ========
Total:
  Net income                      $  2,673   $  2,841   $  6,963    $  6,330
Plus (minus):
  Interest expense                   4,357      3,855      8,574       7,796
  Income tax expense                 1,633      1,741      4,263       3,879
  Depreciation and amortization      3,996      2,811      7,617       5,352
  Other income, net (2)                 --         --       (707)         --
                                  --------   --------   --------    --------
   EBITDA (1)                     $ 12,659   $ 11,248   $ 26,710    $ 23,357
                                  ========   ========   ========    ========

----------

(1) Earnings (net income) before interest expense, provision for income taxes, depreciation and amortization ("EBITDA") is an important financial performance measure that is used by ratings agencies, our lenders and most of our investors, particularly those who invest in our Senior Notes, as well as investment banks that issue high yield debt research on our Company. In addition, EBITDA is used in the financial ratios and covenants included in our Revolving Credit Facility and our Indenture. This table reflects the calculation of EBITDA for each of our business segments, and in the aggregate. EBITDA is presented as it is commonly used by certain investors to analyze and compare operating performance and to determine a company's ability to service or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flow or other income or cash flow data or as a measure of a company's profitability or liquidity and is not a measure calculated in accordance with accounting principles generally accepted in the United States. EBITDA is not necessarily comparable with similarly titled measures reported by other companies. In determining our EBITDA, other income or expense is excluded, except for equity in income from investments.

(2) Represents other income and expenses, including gains or losses on disposition of assets, foreign currency exchange gains or losses and minority interests in income or loss from unconsolidated entities.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      Revenues. Revenues were $26.0 million for the three months ended June 30, 2003, compared to $21.3 million for the same period in 2002, an increase of $4.7 million or 22.1%. The increase in revenues is primarily the result of the increase in the size of our offshore supply vessel fleet by an average of four vessels since June 2002 and the addition of one double-hulled tank barge in February 2003. The additional revenues generated by these new vessels accounted for a $6.0 million increase in revenues which was offset by a $1.3 million decrease in revenue related to vessels that were in service during each of the three months ended June 30, 2003 and 2002, as well as the Energy 5502, which was not in service during the second quarter of 2003.

      Revenues from our offshore supply vessel segment totaled $14.6 million for the three months ended June 30, 2003, compared to $10.3 million for the same period in 2002, an increase of $4.3 million or 41.7%. The net increase in segment revenue is due to the addition of ten deepwater offshore supply vessels since June 2002, resulting in a quarter-over-quarter average increase of four vessels. Our utilization rate was 92.3% for the three months ended June 30, 2003, which was slightly lower than the 95.9% we achieved in the same period of 2002. Our offshore supply vessel average dayrate increased slightly to $12,062 in the second quarter of 2003 compared to $11,597 in the same period of 2002, an increase of $465 or 4.0%. Higher dayrates were driven by the delivery of larger class vessels, which increased the vessel count for our 240'ED and 265' classes during the last 12 months. However, these higher dayrates were offset by weak spot market conditions that primarily impacted our 200' class vessels. Spot market contracts are more susceptible to fluctuations in utilization and day rates, particularly in soft market conditions, which we are currently experiencing. In the second quarter of 2002, we had more offshore supply vessels operating under long-term time charter agreements compared to the second quarter of 2003.

      Revenues from our tug and tank barge segment totaled $11.4 million for the three months ended June 30, 2003 compared to $11.0 million for the same period in 2002, an increase of $0.4 million or 3.6%. The segment revenue increase is primarily due to an increase in our average barge size and a change in our contract mix. Revenues for the three months ended June 30, 2003 included $0.7 million that was equal to the cost of in-chartering third-party equipment paid by customers compared to $0.9 million in the prior year quarter. Our utilization rate decreased to 67.8% for the three months ended June 30, 2003 compared to 73.9% for the same period in 2002. The decrease in utilization was primarily the result of a change in contract mix from time charters to contracts of affreightment and greater drydocking and repair activities in the second quarter of 2003. Our average dayrate increased to $10,999 for the three months ended June 30, 2003 compared to $9,511 for the same period of 2002. The $1,488 or 15.6% increase in dayrates since the second quarter of 2002 was driven primarily by the sale of the Energy 5502 in January 2003 and the purchase of the Energy 8001 in February 2003. The Energy 5502 was generating bareboat charter revenue during the second quarter of 2002 that was substantially below our fleet average dayrate. However, the Energy 8001, a larger capacity double-hull vessel was operating under a time charter arrangement at a dayrate higher than our fleet average for the year-ago quarter.

      Operating Expense. Our operating expense, including depreciation and amortization, increased to $14.6 million for the quarter ended June 30, 2003 compared to $10.9 million in the same period in 2002, an increase of $3.7 million or 33.9%. The increase in operating expense resulted primarily from the increase in size of our offshore supply vessel and tank barge fleets since June 2002 as discussed above.

      Operating expense for our offshore supply vessel segment increased to $7.1 million in the second quarter of 2003 compared to $4.5 million in the same period of 2002, an increase of $2.6 million or 57.8%. This increase was primarily the result of the HOS Brimstone, HOS Stormridge, HOS Sandstorm, HOS Bluewater and HOS Gemstone, all of which are 240'ED or 265' class offshore supply vessels, being in service for substantially more days during the second quarter of 2003 compared to the second quarter of 2002. Average daily operating costs per vessel for the second quarter of 2003 increased over the same period of 2002, primarily due to the higher costs of operating larger class vessels, including increased manning requirements.

      Operating expense for our tug and tank barge segment was $7.5 million for the three months ended June 30, 2003 compared to $6.3 million for the same period of 2002, an increase of $1.2 million or 19.0%. The operating expense increase is primarily the result of the sale of the Energy 5502 and the purchase of the Energy 8001. The Energy 5502 was operating under a bareboat charter and, therefore, incurred no operating costs, while the Energy 8001 is being operated under a time charter which does incur operating costs. Operating expense for the second quarter of 2003 included $0.5 million of the cost of in-chartering third-party equipment paid by customers compared to $0.8 million in the year-ago quarter. Average daily operating costs per vessel, excluding in-chartering expenses, for the second quarter of 2003 remained fairly consistent with the same period of 2002.

      General and Administrative Expense. Second-quarter 2003 general and administrative expenses of $2.8 million were $0.6 million or 27.3% higher than the $2.2 million reported in the 2002 quarter. We expect these costs to increase for the remainder of 2003 to accommodate our continued growth, including our recent acquisition of six deepwater offshore supply vessels, and increased reporting obligations under federal securities laws.

      Interest Expense. Interest expense was $4.4 million for the second quarter of 2003 compared to $3.9 million in the same period of 2002, an increase of $0.5 million or 12.8%. Capitalization of interest costs relating to new construction of offshore supply vessels was approximately $0.8 million for the three months ended June 30, 2003 compared to $1.2 million for the same period in 2002.

      Interest Income. Interest income of $0.1 million for the second quarter of 2003 was slightly less than the $0.2 million earned for the same period of 2002.

      Income Tax Expense. Our effective tax rate for the three months ended June 30, 2003 and 2002, respectively, was 38.0%. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

      Revenues. Revenues were $53.4 million for the six months ended June 30, 2003, compared to $44.1 million for the same period in 2002, an increase of $9.3 million or 21.1%. This increase in revenue is primarily the result of the growth of our fleet since June 2002. Our operating fleet grew from 40 vessels at the end of the second quarter of 2002 to 48 vessels at the end of the second quarter of 2003. The additional revenues generated by the incremental new vessels accounted for a $10.9 million increase in revenue, which was offset by a $1.6 million decrease in revenues from our vessels that were in service during each of the six months ended June 30, 2003 and 2002.

      Revenues from our offshore supply vessel segment increased to $27.8 million in the first six months of 2003 compared to $20.1 million in the first six months of 2002, an increase of $7.7 million or 38.3%. Our utilization rate was 91.0% for the first six months of 2003 compared to 95.9% in the same period of 2002. The decrease in utilization was impacted by having fewer long-term contracts and more vessels operating in the spot market, which is more susceptible to market fluctuations. Our offshore supply vessel average dayrate was $12,220 for the first six months of 2003 compared to $11,795 for the same period in 2002, an increase of $425 or 3.6%. The increase in average dayrates primarily reflects the addition of larger, newly constructed 240'ED and 265' class vessels, which typically earn higher dayrates than our

200' class vessels. However, these higher dayrates were offset by weak spot market conditions that primarily impacted our 200' class vessels.

      Revenues from our tug and tank barge segment totaled $25.6 million for the first six months of 2003 compared to $24.0 million for the same period in 2002, an increase of $1.6 million or 6.7%. The segment revenue increase is primarily due to the acquisition of one double-hulled 80,000-barrel tank barge on February 28, 2003, and a change in contract mix. Our utilization rate decreased to 75.4% for the first six months of 2003 compared to 80.4% for the same period in 2002 primarily due to an increase in vessels operating under contracts of affreightment during the 2003 period, which was adversely impacted by weak economic conditions and more drydocking days occurring in the second quarter of 2003 compared to the second quarter of 2002. Our average dayrate increased to $11,239 for the six months ended June 30, 2003 compared to $9,505 for the same period of 2002, an increase of $1,734 or 18.2%. The increase in average dayrate was primarily driven by the sale of the Energy 5502, which was operating on a bareboat charter, and the purchase of the Energy 8001, which is being operated on a time charter. Time charters command higher dayrates than bareboat charters due to the difference in treatment of operating expenses under each type of contract.

      Operating Expense. Our operating expense, including depreciation and amortization, increased to $28.7 million for the first six months of 2003 compared to $21.4 million in the same period of 2002, an increase of $7.3 million or 34.1%. The increase in operating expense is primarily the result of more vessels being in service during the first six months of 2003 compared to the year ago six-month period.

      Operating expense for our offshore supply vessel segment increased $4.8 million or 58.5% in the first six months of 2003 to $13.0 million compared to $8.2 million for the first six months of 2002. This increase was primarily the result of five new 240'ED or 265' class offshore supply vessels being in service for substantially more days during the first six months of 2003 compared to the first six months of 2002. Average daily operating costs per vessel for the first six months of 2003 increased over the same period of 2002, primarily due to the higher costs of operating larger class vessels, including increased manning requirements.

      Operating expense for our tug and tank barge segment was $15.7 million for the first six months of 2003 compared to $13.2 million for the same period in 2002, an increase of $2.5 million or 18.9%. The operating expense increase is primarily due to the acquisition of the Energy 8001 in February 2003. Average daily operating expenses per vessel in the tug and tank barge segment remained fairly constant.

      General and Administrative Expense. Our general and administrative expense was $5.7 million for the first six months of 2003 compared to $5.1 million for the same period of 2002, an increase of $0.6 million or 11.8%. This increase primarily resulted from increased overhead relating to the costs associated with the expansion of our fleet, and costs related to increased reporting obligations under the federal securities laws that were incurred during 2003 but not in the first six months of 2002.

      Interest Expense. Interest expense was $8.6 million in the first six months of 2003 compared to $7.8 million in the first six months of 2002, an increase of $0.8 million or 10.3%. The increase in interest expense resulted from lower capitalized interest in 2003 related to the construction in progress of four vessels compared to the construction in progress of eight vessels during the 2002 period. This increase was offset in part by the capitalization of interest costs of $1.6 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively.

      Interest Income. Interest income was $0.1 million in the first six months of 2003 compared to $0.4 million in the first six months of 2002, a decrease of $0.3 million or 75.0%. Average cash balances were $18.5 million and $45.0 million for the six months ended June 30, 2003 and 2002, respectively, which substantially contributed to the decrease in interest income earned during the six months ended June 30, 2003.

      Income Tax Expense: Our effective tax rate was 38.0% for the first six months of 2003 and 2002, respectively. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      We require capital to fund ongoing operations, the construction of new vessels, acquisitions and debt service. We have historically financed our capital requirements with cash flow from operations, issuances of equity and debt securities, and borrowings under our Revolving Credit Facility.

      Net cash provided by operating activities was $13.4 million for the six months ended June 30, 2003 compared to $15.3 million for the six months ended June 30, 2002. Changes in cash flow from operating activities are principally the result of higher income from operations after considering increases in depreciation and amortization due to the significant expansion of our vessel fleet, offset by changes in our net working capital.

      Net cash provided by investing activities was $71.4 million for the six months ended June 30, 2003 compared to $31.5 million for the six months ended June 30, 2002. Net cash used in investing activities for each period included the cost of new vessel construction and, for the period ended June 30, 2003, also included the cost of the acquisition of the Energy 8001 and five deepwater offshore supply vessels, partially offset by proceeds from the sale of the Energy 5502.

      Net cash provided by financing activities was $50.5 million for the six months ended June 30, 2003, comprised primarily of $39.0 million from borrowings under our Revolving Credit Facility and $10.5 million of proceeds from a private offering of our common stock. For the six months ended June 30, 2002, net cash used in financing activities was composed of $0.2 million, including the issuance of additional common stock, which was partially offset by payments on borrowings under debt agreements.

      We have a senior secured revolving line of credit with three banks for $50.0 million ("Revolving Credit Facility"). Borrowings under the Revolving Credit Facility accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0% to 1%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 3.0%. We are also required to pay a commitment fee on available but unused amounts ranging from 0.25% to 0.375%. The interest rate margin and commitment fee are based on our leverage ratio, as defined in the Revolving Credit Facility. We can use the amounts we borrow under the Revolving Credit Facility for working capital purposes and, in certain instances, for acquisitions and vessel construction.

      On June 26, 2003, concurrent with the acquisition of five deepwater offshore supply vessels, we amended the Revolving Credit Facility to increase its borrowing base from $25.0 million to $50.0 million. In connection with this amendment, we pledged an additional two offshore supply vessels. As of June 30, 2003, six offshore supply vessels and four ocean-going tugs collateralize the Revolving Credit Facility with an aggregate orderly liquidation value of at least $100.0 million. The Revolving Credit Facility expires on December 31, 2004; however, we believe that it will be renewed prior to that time. As of June 30, 2003, we had outstanding $39.0 million on our Revolving Credit Facility, which amount was drawn to fund our acquisition of an 80,000-barrel double-hulled tank barge, and a portion of the acquisition cost of five offshore supply vessels, which resulted in $11.0 million of additional credit immediately available under the Revolving Credit Facility.

      As of June 30, 2003, we had outstanding debt of $172.5 million, net of original issue discount, under our Senior Notes. Interest on the Senior Notes is payable semiannually each February 1 and August 1. The Senior Notes do not require scheduled payments of principal prior to their stated maturity on August 1, 2008. Pursuant to the Indenture under which the Senior Notes are issued ("Indenture"), however, we are required to make offers to purchase the Senior Notes upon the occurrence of specified events, such as certain asset sales or a change in control.

      The Revolving Credit Facility and the Indenture impose operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividends or other restricted payments.

      As of June 30, 2003, we had cash of approximately $14.7 million and working capital of approximately $27.2 million. During the six months ended June 30, 2003, we expended $22.4 million for new vessel construction, before allocation of construction period interest. As of June 30, 2003, we were committed under vessel construction contracts to complete construction of two offshore supply vessels, which are part of our current eight-vessel newbuild program. We are currently evaluating construction bids from shipyards for the last four vessels of this program, in addition to market demand for such vessels in the deepwater Gulf of Mexico and foreign markets. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $18.4 million that was incurred with respect to such vessels during 2002. We took delivery of the HOS Bluewater on March 17, 2003 and the HOS Gemstone on June 19, 2003. As of June 30, 2003, the amount expected to be expended to complete construction of the remaining two of the first four vessels was approximately $12.2 million, which becomes due at various dates during the remainder of 2003. During the six months ended June 30, 2003 we expended approximately $3.9 million for drydocking-related expenses for vessels, of which $2.8 million was accounted for as deferred charges and $1.1 million for other vessel capital improvements. Under our accounting policy, we generally capitalize drydocking expenditures related to vessel recertification to deferred charges and amortize the amount over 30 to 60 months. During the six months ended June 30, 2003, we also expended approximately $1.1 million for miscellaneous other additions to property, plant and equipment.

      As of December 31, 2002, we had federal net operating loss carryforwards of approximately $21.5 million available through 2018 to offset future taxable income. In addition, we expect to generate federal tax benefits due to our use of accelerated tax depreciation with respect to new vessels. Our use of these net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current fleet, however, we expect a pay lower than normal amount of federal income taxes over the near term.

      We believe that cash on hand and cash generated from operations will provide sufficient funds to complete construction of the two offshore supply vessels currently under construction in our newbuild program discussed above, and to satisfy debt service and working capital requirements. However, we have made, and may make additional, short-term draws on our Revolving Credit Facility from time to time during peak demands on our cash that occur as a result of scheduled capital expenditure commitments. Any excess liquidity will be available to finance our strategy, which includes expanding our fleet through the construction or acquisition of additional, or the retrofit of existing, offshore supply vessels, tugs and tank barges as needed to take advantage of the demand for such vessels. Depending on the market demand for offshore supply vessels, tugs and tank barges and consolidation opportunities that may arise, we may require additional debt or equity financing, including to fund the construction of the last four vessels in our current newbuild program.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table sets forth an aggregation of our contractual obligations and commercial commitments as of June 30, 2003, in thousands of dollars.


                                            LESS                  THREE
                                            THAN      ONE TO        TO
                                             ONE      THREE        FIVE
                                 TOTAL      YEAR      YEARS       YEARS   THEREAFTER
                               -----------------------------------------------------
Long-term debt (1)             $175,000   $     --   $     --   $     --   $175,000
Revolving Credit Facility        39,000         --     39,000         --         --
Operating leases (2)              3,679        718      2,357        604         --
Construction commitments (3)     12,230     12,230         --         --         --
                               --------   --------   --------   --------   --------
   Total                       $229,909   $ 12,948   $ 41,357   $    604   $175,000
                               ========   ========   ========   ========   ========

----------

(1)   Includes original issue discount of $2,514.

(2) Included in operating leases are commitments for office space, vessel rentals, office equipment, and vehicles. On June 30, 2003, we entered into a lease for our new principal executive offices in Covington, Louisiana. The lease covers 23,756 sq. ft. and is for an initial term of five years with two optional five-year renewal periods. We expect to move into our new offices before the end of September 2003. The cost of this new facility is included in the table.

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

      We are subject to interest rate risk on our long-term fixed interest rate Senior Notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The Senior Notes accrue interest at the rate of 10 5/8% per annum and mature on August 1, 2008. There are no scheduled principal payments under the Senior Notes prior to the maturity date. Our Revolving Credit Facility has a variable interest rate and, therefore, is not subject to interest rate risk.

      Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have fixed time charters for three of our offshore supply vessels for service in Trinidad & Tobago. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax ("VAT") payments are paid in Trinidad dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under a fixed time charter with one of our other offshore supply vessels for service in Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charter. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

      We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 3, 2003, we completed a private offering of our common stock to certain of our existing stockholders and other accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of these shares of common stock is exempt from registration under Section 4(2) of the Securities Act in accordance with Rule 506 of Regulation D promulgated under the Securities Act. As of July 31, 2003, we had received payment for the 6.0 million shares issued in such offering, which resulted in gross proceeds of $30.0 million, including $6.0 million of the Company's common stock that was issued to Candy Marine Investment Corporation as partial consideration for the acquisition price of five deepwater offshore supply vessels purchased on June 26, 2003.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 6, 2003, we held our Annual Meeting of Stockholders. At the meeting, Richard W. Cryar, Larry D. Hornbeck and David A. Trice were elected to serve on our board of directors as Class II directors until our 2006 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified or until their earlier resignation or removal. As to each of the foregoing directors, the number of shares cast for or against their election, as well as the number of abstentions, were as follows:


     NAME               FOR         AGAINST     ABSTENTIONS
     ----               ---         -------     -----------
Richard W. Cryar    25,156,489       None        3,416,769
Larry D. Hornbeck   28,573,258       None             None
David A. Trice      28,561,845       None           11,413

The other directors continuing in office after the meeting were Todd M. Hornbeck, Bruce R. Hunt, Patricia B. Melcher, Bernie W. Stewart, Christian G. Vaccari and Andrew L. Waite.


      In addition, at the annual meeting, our stockholders authorized the board of directors to select and appoint Ernst & Young LLP as our independent public accountants and auditors for the year ending December 31, 2003. The number of shares cast for or against this matter, as well as the number of abstentions, were as follows:


            FOR                      AGAINST                  ABSTENTIONS
            ---                      -------                  -----------
        28,533,132                     None                      None

ITEM 5 - OTHER INFORMATION

      None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

      Exhibit
       Number                            Description
        4.1       Indenture dated as of July 24, 2001 between Wells Fargo Bank
                  Minnesota, National Association (as Trustee) and the Company,
                  including table of contents and cross-reference sheet
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-4 dated September 21, 2001,
                  Registration No. 333-69826).

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

        10.1 Asset Purchase Agreement dated as of June 20, 2003 by and among HOS-IV, LLC, Candy Marine Investment Corporation, Candy
                  Fleet Corporation, and Kenneth I. Nelkin, and joined for limited purposes by Hornbeck Offshore Services, Inc.
                  (incorporated by reference to Exhibit 2.1 of the Company's
                  Current Report on Form 8-K furnished July 7, 2003).

        10.2 Second Amendment to Credit Agreement dated as of June 18, 2003 by and among Hornbeck Offshore Services, Inc. and Hibernia
                  National Bank, as agent, and Hibernia National Bank, Fortis
                  Capital Corp. and Southwest Bank of Texas N.A., as lenders
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Current Report on Form 8-K furnished on July 7, 2003).

       *31.1      Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

       *31.2      Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

       *32.1      Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

       *32.2      Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)   Reports on Form 8-K.

      On July 3, 2003, we furnished a report on Form 8-K announcing that we had issued a press release that reported our adoption of a stockholder rights plan.

      On July 7, 2003, we furnished a report on Form 8-K announcing that we had issued a press release that reported our acquisition of five 220-foot deepwater offshore supply vessels, an amendment to our revolving credit agreement and the completion of a private offering of our common stock.

      On August 7, 2003, we furnished a report on Form 8-K announcing that we had issued a press release that reported second quarter 2003 results, the delivery of the 240'ED class HOS Gemstone, expansion of our offshore supply vessel operations into Mexico and the acquisition of an additional 220-foot deepwater offshore supply vessel.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Hornbeck Offshore Services, Inc.


Date: August 14, 2003              /s/ JAMES O. HARP, JR.
                                   ------------------------------------
                                   James O. Harp, Jr.
                                   Vice President and Chief Financial Officer

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

      Exhibit
       Number                            Description
        4.1       Indenture dated as of July 24, 2001 between Wells Fargo Bank
                  Minnesota, National Association (as Trustee) and the Company,
                  including table of contents and cross-reference sheet
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-4 dated September 21, 2001,
                  Registration No. 333-69826).

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

        10.1 Asset Purchase Agreement dated as of June 20, 2003 by and among HOS-IV, LLC, Candy Marine Investment Corporation, Candy
                  Fleet Corporation, and Kenneth I. Nelkin, and joined for limited purposes by Hornbeck Offshore Services, Inc.
                  (incorporated by reference to Exhibit 2.1 of the Company's
                  Current Report on Form 8-K furnished July 7, 2003).

        10.2 Second Amendment to Credit Agreement dated as of June 18, 2003 by and among Hornbeck Offshore Services, Inc. and Hibernia
                  National Bank, as agent, and Hibernia National Bank, Fortis
                  Capital Corp. and Southwest Bank of Texas N.A., as lenders
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Current Report on Form 8-K furnished on July 7, 2003).

       *31.1      Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

       *31.2      Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

       *32.1      Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

       *32.2      Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith