Form 10-Q
period 2003-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2003-11-12
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-69826

Hornbeck Offshore Services, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	72-1375844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

103 NORTHPARK BOULEVARD, SUITE 300

COVINGTON, LA 70433

(Address of Principal Executive Offices) (Zip Code)

(985) 727-2000

(Registrant’s Telephone Number, Including Area Code)

414 NORTH CAUSEWAY BOULEVARD

MANDEVILLE, LA 70448

(Former Address)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of November 11, 2003 was 36,319,536.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,462	$22,228
Accounts and claims receivable, net of allowance for doubtful accounts of $471 and $469, respectively	19,696	14,616
Prepaid insurance	1,235	569
Other current assets	1,638	1,877

Total current assets	35,031	39,290

Property, plant, and equipment, net	314,068	226,232
Goodwill, net	2,628	2,628
Deferred charges, net	11,544	10,113
Other assets	27	27

Total assets	$363,298	$278,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,504	$5,350
Accrued interest	3,104	7,747
Accrued payroll and benefits	2,999	3,740
Other accrued liabilities	136	188

Total current liabilities	10,743	17,025

Revolving credit facility	46,900	—
Long-term debt, net of original issue discount of $2,420 and $2,694, respectively	172,580	172,306
Deferred tax liabilities, net	22,300	16,709
Other liabilities	448	374

Total liabilities	252,971	206,414

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 36,320 shares and 30,305 shares issued and outstanding, respectively	363	303
Additional paid-in capital	90,149	60,880
Retained earnings	19,815	10,693

Total stockholders’ equity	110,327	71,876

Total liabilities and stockholders’ equity	$363,298	$278,290

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues	$28,215	$22,322	$81,572	$66,381
Costs and expenses:
Operating expenses	16,998	12,510	45,665	33,958
General and administrative expenses	2,941	2,603	8,654	7,657

	19,939	15,113	54,319	41,615

Operating income	8,276	7,209	27,253	24,766
Interest expense	(4,804)	(4,021)	(13,378)	(11,817)
Interest income	25	127	141	575
Other income (expense), net	(10)	—	697	—

Income before income taxes	3,487	3,315	14,713	13,524
Income tax expense	(1,328)	(1,272)	(5,591)	(5,152)

Net income	$2,159	$2,043	$9,122	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,122	$8,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,261	7,355
Amortization	2,172	1,401
Provision for bad debts	69	348
Deferred tax expense	5,591	5,152
Amortization of financing costs	1,131	1,071
Gain on sale of asset	(713)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,150)	(2,521)
Prepaid insurance and other current assets	(427)	539
Deferred charges and other assets	(4,364)	(3,184)
Accounts payable	(1,489)	(1,442)
Accrued interest	(4,643)	(5,014)
Accrued liabilities and other liabilities	(732)	(142)

Net cash provided by operating activities	10,828	11,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of offshore supply vessels	(30,667)	(38,841)
Acquisition of offshore supply vessels	(48,000)	—
Acquisition of tank barge	(7,400)	—
Proceeds from sale of vessel	1,650	—
Capital expenditures	(6,965)	(4,682)

Net cash used in investing activities	(91,382)	(43,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under debt agreements	1,657	46
Payments on borrowings under debt agreements	(1,001)	(434)
Net proceeds from borrowings under revolving credit facility	46,900	—
Repurchase of shares	—	(50)
Deferred financing costs	(95)	(153)
Net proceeds from shares issued	23,327	413

Net cash provided by (used in) financing activities	70,788	(178)

Net decrease in cash and cash equivalents	(9,766)	(31,766)
Cash and cash equivalents at beginning of period	22,228	53,203

Cash and cash equivalents at end of period	$12,462	$21,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$19,260	$19,075

Income taxes paid	$—	$66

NON-CASH FINANCING ACTIVITIES:
Issuance of shares to partially fund the acquisition of offshore supply vessels	$6,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS AND SHARES IN THOUSANDS)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States. The interim financial statements and notes are presented as permitted by instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”). The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain amounts reported in prior periods have been reclassified to conform to the 2003 presentation.

2.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of variable interest entities (VIEs) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46 for VIEs created on or before January 31, 2003 were delayed until December 31, 2003 by FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” issued in October 2003. The Company continues to assess the impact of FIN 46, yet believes that it will not be required to consolidate any existing VIEs. However, the Company’s final conclusions will be incorporated into its consolidated financial statements upon full adoption of FIN 46 on December 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to clarify under what circumstances a contract with an initial net investment meets the characteristics of a derivative, to clarify when a derivative contains a financing component, to amend the definition of an “underlying” to conform it to language in FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and to amend certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and is to be applied prospectively. Implementation of SFAS 149 did not have a material effect on the Company’s consolidated financial statements as of and for the period ended September 30, 2003, as it did not have any derivative instruments or hedging arrangements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable, as well as certain other financial instruments, be classified as liabilities in the financial statements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning with the Company’s third quarter of 2003. The provisions of this statement did not have a material impact on the Company’s consolidated financial statements as of and for the period ended September 30, 2003.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions of Offshore Supply Vessels

On June 26, 2003, the Company acquired five 220-foot new generation offshore supply vessels (“OSVs”) and their related business from Candy Marine Investment Corporation, an affiliate of Candy Fleet Corporation (collectively, “Candy Fleet”) for $45.0 million comprised of $39.0 million in cash and $6.0 million in common stock, for the purpose of diversifying its OSV fleet and expanding its service offerings. Candy Fleet is a privately held marine vessel operator in the Gulf of Mexico. The Company funded the cash portion of the purchase price with a combination of borrowings under the Company’s revolving credit facility and with part of the cash proceeds generated by the private placement of common stock as discussed in Note 4. The new vessel names are the HOS Explorer, HOS Express, HOS Pioneer, HOS Trader and HOS Voyager.

On August 6, 2003, the Company completed the acquisition of an additional 220-foot new generation OSV from Candy Fleet. The closing of the transaction was effected after satisfying certain conditions precedent to closing including, among other things, receipt during July 2003 of $13.5 million in proceeds relating to the previously announced $30.0 million private placement of common stock and the satisfactory completion of a drydocking and survey of the vessel in early August 2003. The purchase price was $9.0 million. The Company plans to continue operating the acquired vessel, which was renamed the HOS Mariner, in the Gulf of Mexico.

The purchase method was used to account for the acquisition of the six OSVs from Candy Fleet. The purchase price allocation is currently being evaluated and is tentative pending receipt of an inventory valuation from vendors. The final allocation is expected to be completed by December 31, 2003. There were no intangible assets or goodwill recorded as a result of the acquisitions. As of September 30, 2003, the aggregate purchase price for the six OSVs was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

Property, plant and equipment	$53,817
Inventory	183

Purchase price	$54,000

4.	Private Placement of Common Stock

In May 2003, the Company commenced a private placement of its common stock to accredited investors to raise gross proceeds of $30.0 million, including $6.0 million of common stock, or 1.2 million shares, issued to Candy Fleet as partial consideration for the June 26, 2003 acquisition of five OSVs. The Company had received payments or irrevocable, unconditional and binding stock subscriptions for 4.3 million shares resulting in $10.5 million of cash proceeds and subscriptions receivable of approximately $11.0 million by June 30, 2003. All stock subscriptions receivable recorded during June 2003 were collected in full during July 2003. The private placement was completed in July 2003 with $2.5 million of additional proceeds received from July 2003 subscriptions for 0.5 million shares. Costs incurred for the private placement of common stock were approximately $0.7 million and were recorded as a reduction in additional paid in capital.

5.	Long-Term Debt

On July 24, 2001, the Company issued $175.0 million in principal amount of 10 5/8% senior notes (senior notes). The Company realized net proceeds of approximately $165.0 million, a substantial

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of which was used to repay and fully extinguish all of the then existing credit facilities. The senior notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8% on February 1 and August 1 of each year until maturity, with the first payment due on February 1, 2002. The effective interest rate on the senior notes is 11.18%. No principal payments are due until maturity. The senior notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The senior notes are guaranteed by all of the Company’s subsidiaries. The Company may, at its option, redeem all or part of the senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

Effective December 31, 2001, the Company entered into a new senior secured revolving credit facility for $50.0 million (revolving credit facility) with three banks. Unused commitment fees are currently payable, on a quarterly basis, at the annual rate of three-eighths of one percent on the revolving credit facility. The revolving credit facility expires on December 31, 2004; however, the Company believes it will be renewed prior to that date.

On June 26, 2003, concurrent with the acquisition of the five OSVs from Candy Fleet, the Company amended the $50.0 million revolving credit facility to increase its borrowing base from $25.0 million to $50.0 million. In connection with this amendment, the Company pledged two additional OSVs as collateral.

On September 30, 2003, the Company amended the revolving credit facility to increase the borrowing base from $50.0 million to $60.0 million, while adding a fourth bank, DVB Bank AG, to its lending group. The Company pledged one additional OSV as collateral in connection with this amendment. As of September 30, 2003, seven OSVs and four ocean-going tugs collateralize the revolving credit facility. As of September 30, 2003, the Company had a balance outstanding of $46.9 million under the revolving credit facility, which primarily funded the acquisition of a double-hulled tank barge and six OSVs, and had $13.1 million of additional credit immediately available under the revolving credit facility.

The revolving credit facility and indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Interest expense excludes capitalized interest related to new construction of OSVs of $0.7 million in the third quarter of 2003 and $1.0 million in the third quarter of 2002, $2.3 million in the first nine months of 2003 and $3.2 million in the first nine months of 2002.

6.	Stock Option Plans

SFAS No. 123 “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based compensation plans. The Company’s plan includes all arrangements by which employees and directors receive shares of stock or other equity instruments of the Company, or the Company incurs liabilities to employees or directors in amounts based on the price of the stock. SFAS 123 defines a fair-value-based method of accounting for stock-based compensation. However, SFAS 123 also allows an entity to continue to measure stock-based

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Entities electing to retain the accounting prescribed in APB 25 must make pro forma disclosures of net income assuming dilution as if the fair-value-based method of accounting defined in SFAS 123 had been applied. The Company retained the provisions of APB 25 for expense recognition purposes. Under APB 25, where the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS 123.” This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements for the effects of stock-based compensation.

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

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date consistent with the method under SFAS 123, the Company’s income available to common stockholders for the nine months ended September 30, 2003 and 2002 would have been as indicated below:

	2003	2002
Income available to common stockholders:
As reported	$9,122	$8,372
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(284)	(242)

Pro forma	$8,838	$8,130

7.	Commitments and Contingencies

In April 2002, the Company’s Board of Directors approved the third newbuild program for the Company to build eight new generation OSVs. On May 1, 2002, following a competitive bidding process, a definitive agreement was signed with LEEVAC Industries, LLC for the construction of the first four vessels of this program, each of which has been designed as a 240 ED class vessel. LEEVAC Industries, LLC is affiliated with one of the Company’s directors who is also the former Chairman of the Board and former Chief Executive Officer of the Company. The Company received a favorable fairness opinion from an independent appraiser with respect to the terms of the contract. The contract provides for the delivery of all four vessels during 2003. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $18.4 million that was incurred with respect to such vessels during 2002. On September 17, 2003, the Company took delivery of the third of these vessels, the HOS Greystone. As of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, the amount expected to be expended to complete construction of the remaining vessel was approximately $4.0 million, which becomes due at various dates during the fourth quarter of 2003. The Company is obligated under the terms of the foregoing contract to remit funds to the shipyards based on vessel construction milestones, the timing of which are subject to change during vessel construction. Construction bids from shipyards for the last four vessels of this new build program are currently being evaluated. Demand for new generation OSVs in the Gulf of Mexico and foreign markets will be a key determinant of when the four additional OSVs will be constructed.

In the normal course of business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Segment Information

The Company provides marine transportation services through two business segments. The Company operates new generation OSVs in the U.S Gulf of Mexico, Trinidad & Tobago and Mexico through its offshore supply vessel segment. The OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information prepared on the same basis as the Company’s consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues:
Offshore supply vessels	$17,355	$11,932	$45,123	$32,025
Tugs and tank barges	10,860	10,390	36,449	34,356

Total	$28,215	$22,322	$81,572	$66,381

Operating expenses:
Offshore supply vessels	$9,297	$5,281	$22,288	$13,511
Tugs and tank barges	7,701	7,229	23,377	20,447

Total	$16,998	$12,510	$45,665	$33,958

General and administrative expenses:
Offshore supply vessels	$1,514	$941	$4,044	$2,838
Tugs and tank barges	1,427	1,662	4,610	4,819

Total	$2,941	$2,603	$8,654	$7,657

Operating income:
Offshore supply vessels	$6,544	$5,710	$18,791	$15,676
Tugs and tank barges	1,732	1,499	8,462	9,090

Total	$8,276	$7,209	$27,253	$24,766

Capital expenditures:
Offshore supply vessels	$19,380	$11,564	$89,880	$40,131
Tugs and tank barges	373	317	8,454	2,996
Corporate	252	164	698	396

Total	$20,005	$12,045	$99,032	$43,523

Depreciation and amortization:
Offshore supply vessels	$2,620	$1,578	$6,546	$4,052
Tugs and tank barges	2,196	1,826	5,887	4,704

Total	$4,816	$3,404	$12,433	$8,756

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2003	As of December 31, 2002
Identifiable assets:
Offshore supply vessels	$277,843	$196,068
Tugs and tank barges	66,400	74,036
Corporate	19,055	8,186

Total	$363,298	$278,290

Long-lived assets:
Offshore supply vessels	$258,534	$174,676
Tugs and tank barges	54,304	50,797
Corporate	1,230	759

Total	$314,068	$226,232

Item 2—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management’s Discussion And Analysis Of Financial Condition And Results Of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2002. In this Form 10-Q, “company,” “we,” “us,” and “our” refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to OSVs, mean deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S. flagged vessels in 1992.

General

We own and operate a fleet of 22 technologically advanced, new generation OSVs. Currently, 18 of our OSVs are operating in the U.S. Gulf of Mexico, three of our OSVs are operating offshore Trinidad & Tobago and one is working offshore Mexico. We also operate 12 ocean-going tugs and 16 ocean-going tank barges in the northeastern United States, primarily New York Harbor, and in Puerto Rico.

We charter our OSVs on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, pursuant to either fixed time charters or spot market charters. A fixed time charter is a contract with a term of at least one year in which the charterer obtains the right to direct the movements and utilization of the vessel in exchange for payment of a specified dayrate, generally paid monthly, but the vessel owner retains operational control over the vessel. Typically, the owner fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Spot market charters in the OSV industry are generally time charter contracts with either relatively short, indefinite terms or fixed terms of less than one year. Generally, the vessel owner absorbs crew, insurance and repair and maintenance costs in connection with the operation of OSVs pursuant to spot market charters, while customers absorb all other direct operating costs.

All of our OSVs operate under time charters, including seven that are chartered under contracts with expiration dates ranging from June 2004 through November 2007. The long-term contracts for our OSVs are consistent with those used in the industry and are either fixed for a term of months or years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

While OSVs service existing oil and gas production platforms as well as exploration and development activities, incremental OSV demand depends primarily upon the level of drilling activity, which can be influenced by a number of factors, including oil and natural gas prices and drilling budgets of exploration and production companies. As a result, utilization rates have historically been tied to oil and natural gas prices and drilling activity. However, the relatively large capital commitments, longer lead times and investment horizons associated with deepwater and deep well projects have diminished the significance of this relationship. Soft market conditions in the U.S. Gulf of Mexico have persisted throughout most of 2002 and for the first nine months of 2003. Despite the market weakness, we added six new generation OSVs to our fleet, three of which were cold-stacked when acquired, and were able to achieve a fleetwide OSV utilization of approximately 90% for the third quarter of 2003.

We have developed five different classes of proprietary, new generation OSVs to meet the diverse needs of our customers. The recent acquisition of six 220’ OSVs from Candy Fleet, a sixth class, changed the mix of equipment in our fleet, broadening our coverage with additional vessels well suited for “deep gas” exploration and other complex shelf drilling applications. Given that the recently acquired vessels were 220 class OSVs, our complement of OSVs smaller than our 240 class size increased from 33 percent to 50 percent, resulting in a decrease in our fleetwide average dayrates. However, we have also achieved a commensurate reduction in both our fleetwide average capital costs and daily operating expense per vessel.

Our third quarter average dayrate was positively impacted by a full quarter contribution from the HOS Gemstone, the second of our four new 240 ED class supply vessels. This vessel was delivered in mid-June and is currently operating under a one-year time charter, with a one-year renewal option, with a large independent oil and gas company supporting deepwater operations in the U.S. Gulf of Mexico. We expect our fourth quarter average dayrate to also be positively impacted by the delivery of a proprietary newbuild vessel, the HOS Greystone, which was delivered in mid-September, two weeks ahead of schedule. The delivery of the HOS Greystone marks the eighth consecutive quarter that we have placed a newly constructed OSV in service. The fourth vessel of this newbuild program, the HOS Silverstar, was on track for early delivery in mid-December; however, we plan to make various vessel enhancements to address emerging market trends. These vessel modifications have resulted in the delivery date of the HOS Silverstar being rescheduled from December 2003 to January 2004.

Although current U.S. Gulf of Mexico market conditions remain volatile, we believe certain events could have a favorable impact on the long-term market outlook. Deepwater properties continue to change ownership, and several of the new exploration and production operators have publicly confirmed their intentions to work these properties over the next several quarters. Additionally, integrated oil companies have recently reaffirmed their commitments to continue developing large projects in the in the U.S. Gulf of Mexico. In response to U.S. Gulf of Mexico conditions, we elected to expand our operations within the western hemisphere in mid-2002. We now have three vessels operating in Trinidad & Tobago and one in Mexico. We will continue to take advantage of our vessels’ capabilities to meet emerging market trends, both in the U.S. Gulf and in select international markets.

Generally, we operate an ocean-going tug and tank barge together as a “tow” to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot market charters, contracts of affreightment and consecutive voyage contracts. Spot market charters in the tug and tank barge industry are generally single-voyage contracts of affreightment or time charter contracts with terms of less than one year. A consecutive voyage contract is a contract for the transportation of cargo for a specified number of voyages between designated ports over a fixed period of time under which we are paid based on the volume of products we deliver per voyage. Under consecutive voyage contracts, in addition to earning revenues for volumes delivered, we earn a standby hourly rate between charters. One of our tank barges was chartered to a third party under a bareboat charter from January 2000 until it was sold to the third party on January 28, 2003. A bareboat charter is a “net lease” in which the charterer takes full operational control over the vessel for a specified period of time for a specified daily rate that is generally paid monthly to the vessel owner. The bareboat charterer is solely responsible for the operation and management of the vessel and must provide its own crew and pay all operating and voyage expenses.

The primary demand drivers for our tug and tank barge services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The tug and tank barge market, in general, is marked by steady demand over time. Results for the third quarter of 2003 were fairly consistent with the second quarter of 2003 due to normal seasonal weather patterns that typically result in a drop-off of activity during the second and third quarters. Our third quarter results were slightly lower than the second quarter due to more vessel days out of service for drydocking activity in the third quarter of 2003, compared to the second quarter of 2003. We generally take advantage of this seasonality to prepare the tug and tank barge fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during these off-peak periods. In addition, we continuously evaluate our customer’s needs and often elect to accelerate drydockings to take advantage of certain positioning opportunities.

As the next major Oil Pollution Act of 1990, or OPA 90, milestone approaches on January 1, 2005, we are beginning to see an increase in customer demand and a favorable trend toward premium dayrates for double-hulled equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. There were no significant changes to our critical accounting policies as reported in our Form 10-K during the nine months ended September 30, 2003.

On September 9, 2003, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants voted to approve a Statement of Position, or SOP, Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The SOP is expected to be presented for approval by the FASB in the fourth quarter of 2003. If approved, the SOP would require us to expense as incurred some or all of the recertification costs in connection with the drydocking of our vessels. The SOP was undertaken to clarify the diversity in practice that exists in accounting for these and other costs related to property, plant and equipment. We will continue to monitor the progress related to the potential new rules and their impact on our consolidated financial statements.

Results of Operations

The table below sets forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These offshore supply vessels and tugs and tank barges generate substantially all of our revenues and operating profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Offshore Supply Vessels:
Average number of vessels (1)	19.9	11.6	15.8	10.4
Average utilization rate (2)	88.7%	91.0%	90.0%	94.1%
Average dayrate (3)	$10,411	$12,344	$11,460	$11,994
Tugs and Tank Barges:
Average number of tank barges (4)	16.0	16.0	15.9	16.0
Average fleet capacity (barrels) (4)	1,156,330	1,130,727	1,141,308	1,130,727
Average barge capacity (barrels) (4)	77,221	70,670	72,019	70,670
Average utilization rate (2)	67.7%	73.1%	72.8%	77.9%
Average dayrate (5)	$10,788	$9,119	$11,125	$9,382

(1)	We owned 22 OSVs at September 30, 2003. Five OSVs were acquired on June 26, 2003 and one additional OSV on August 6, 2003. We took delivery of a newly constructed OSV on September 17, 2003 and expect the delivery of an additional newly constructed OSV in January 2004.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues
(3)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(4)	These averages give effect to our sale of the Energy 5502 on January 28, 2003, and our acquisition of the Energy 8001 on February 28, 2003. As of September 30, 2003, our tank barge fleet was comprised of 16 vessels.
(5)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third party equipment.

In March 2003, the Securities and Exchange Commission (SEC) adopted rules regulating the use of non-GAAP financial measures, such as EBITDA, in filings with the SEC, disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP.

EBITDA consists of earnings (net income) before interest expense, provision for income taxes, depreciation and amortization. This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

We believe EBITDA is useful to an investor in evaluating our operating performance because:

•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of our vessels) from our operating results.

Our management uses EBITDA:

•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	as a basis for incentive cash bonuses paid to our executive officers and other shore-based employees;

•	to assess compliance with financial ratios and covenants included in our revolving credit facility and the indenture governing our senior notes; and

•	in communications with lenders, senior note holders, rating agencies and others, concerning our financial performance.

The following table reconciles EBITDA with our net income for each of our business segments and in the aggregate, for the three and nine months ended September 30, 2003 and 2002, respectively (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
EBITDA:
Offshore supply vessels:
Net income	$1,708	$1,588	$5,131	$4,176
Plus:
Interest expense	3,791	3,200	10,572	9,333
Income tax expense	1,052	994	3,145	2,580
Depreciation and amortization	2,620	1,578	6,546	4,052

EBITDA	$9,171	$7,360	$25,394	$20,141

Tugs and tank barges:
Net income	$451	$455	$3,991	$4,196
Plus:
Interest expense	1,013	821	2,806	2,484
Income tax expense	276	278	2,446	2,572
Depreciation and amortization	2,196	1,826	5,887	4,704

EBITDA	$3,936	$3,380	$15,130	$13,956

Total:
Net income	$2,159	$2,043	$9,122	$8,372
Plus:
Interest expense	4,804	4,021	13,378	11,817
Income tax expense	1,328	1,272	5,591	5,152
Depreciation and amortization	4,816	3,404	12,433	8,756

EBITDA	$13,107	$10,740	$40,524	$34,097

Summarized financial information concerning our reportable segments is shown below in the following table (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Offshore supply vessels	$17,355	$11,932	$45,123	$32,025
Tugs and tank barges	10,860	10,390	36,449	34,356

	$28,215	$22,322	$81,572	$66,381

Operating expenses:
Offshore supply vessels	$9,297	$5,281	$22,288	$13,511
Tugs and tank barges	7,701	7,229	23,377	20,447

	$16,998	$12,510	$45,665	$33,958

General and administrative expenses	$2,941	$2,603	$8,654	$7,657

Interest expense	$4,804	$4,021	$13,378	$11,817

Interest income	$25	$127	$141	$575

Income tax expense	$1,328	$1,272	$5,591	$5,152

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues were $28.2 million for the three months ended September 30, 2003, compared to $22.3 million for the same period in 2002, an increase of $5.9 million or 26.5%. The increase in revenues was primarily the result of the growth of our OSV fleet by 12 vessels since June 2002 and the addition of one double-hulled tank barge in February 2003. The additional revenues generated by these thirteen vessels accounted for a $6.0 million increase in revenues, which was offset by a $0.1 million decrease in revenue related to vessels that were in service during each of the three months ended September 30, 2003 and 2002, including the Energy 5502, which was not in service during the third quarter of 2003.

Revenues from our OSV segment increased to $17.4 million for the three months ended September 30, 2003, compared to $11.9 million for the same period in 2002, an increase of $5.5 million or 46.2%. The increase in segment revenues is due to the addition of twelve new generation OSVs since June 2002. Our utilization rate was 88.7% for the three months ended September 30, 2003, which was slightly lower than the 91.0% we achieved in the same period of 2002. Our OSV average dayrate decreased to $10,411 in the third quarter of 2003 compared to $12,344 for the same period of 2002, a decrease of $1,933 or 15.7%. The addition of six 220 class OSVs from Candy Fleet resulted in a decrease in our fleetwide average dayrates due to the change in our fleet complement to a greater proportion of vessels smaller than our 240 class size. Prior to the first Candy Fleet acquisition on June 26th, 33 percent of our fleet was comprised of vessels under 240’ in length. After the second Candy Fleet acquisition on August 6th, OSVs smaller than 240’ in length comprised 50 percent of our fleet. This shift in our OSV vessel mix, coupled with continued downward pressure on spot market dayrates in the Gulf of Mexico, resulted in lower average dayrates this quarter compared to the prior year quarter. Continued volatility in average dayrates and utilization is expected as we will have numerous boats in the spot market during the remainder of this year. Spot market vessels heighten the susceptibility to dayrate and utilization swings resulting from weak market conditions in the Gulf of Mexico.

Revenues from our tug and tank barge segment totaled $10.9 million for the three months ended September 30, 2003, compared to $10.4 million for the same period in 2002, an increase of $0.5 million or 4.8%. The revenues increase is primarily due to an increased average barge size and change in the contract mix. Revenues for the three months ended September 30, 2003 included $0.4 million that was equal to the cost of in-chartering third-party equipment paid by customers compared to $0.9 million in the prior year quarter. Our utilization rate decreased to 67.7% for the three months ended September 30, 2003 compared to 73.1% for the same period in 2002. The decrease in utilization was primarily the result of more drydocking and repair activities in the third quarter of 2003. Our average dayrate increased to $10,788 for the three months ended September 30, 2003, compared to $9,119 for the same period of 2002. The $1,669 or 18.3% increase in dayrates since the third quarter of 2002 was driven primarily by the sale of the Energy 5502 in January 2003 and the purchase of the Energy 8001 in February 2003. The Energy 5502 was generating bareboat charter revenue during the third quarter of 2002 that is substantially below our fleet average dayrate. However, the Energy 8001, a larger capacity vessel, commanded higher average dayrates and was operating through a time charter arrangement.

Operating Expenses. Our operating expenses, including depreciation and amortization, increased to $17.0 million for the quarter ended September 30, 2003, compared to $12.5 million for the same period in 2002, an increase of $4.5 million or 36.0%. The increase in operating expenses resulted primarily from the addition of 12 vessels to our OSV and tank barge fleets since June 2002.

Operating expenses for our OSV segment increased to $9.3 million in the third quarter of 2003 compared to $5.3 million for the same period of 2002, an increase of $4.0 million or 75.5%. This increase was primarily the result of the HOS Brimstone, HOS Stormridge, HOS Sandstorm, HOS Bluewater, HOS Gemstone and HOS Greystone being in service for substantially more days during the third quarter of 2003 compared to the third quarter of 2002 and the acquisition of six OSVs in June and August 2003. Daily operating costs per vessel for the third quarter of 2003 decreased over the same period of 2002 primarily due to operating a greater complement of 200 and 220 class vessels.

Operating expenses for our tug and tank barge segment was $7.7 million for the three months ended September 30, 2003, compared to $7.2 million for the same period of 2002, an increase of $0.5 million or 6.9%. The increase is primarily the result of the sale of the Energy 5502 and the purchase of the Energy 8001. Operating expense for the third quarter of 2003 included $0.1 million for the cost of in-chartering third-party equipment paid by customers compared to $0.6 million in the year-ago quarter. Daily operating costs per vessel, excluding in-chartering expenses, for the third quarter of 2003 remained fairly consistent with the same period of 2002.

General and Administrative Expense. Third-quarter 2003 general and administrative expenses of $2.9 million were $0.3 million or 11.5% higher than the $2.6 million reported in the corresponding quarter of 2002. We expect these costs to increase for the remainder of 2003 to accommodate our continued growth and increased reporting obligations under federal securities laws.

Interest Expense. Interest expense was $4.8 million for the third quarter of 2003, compared to $4.0 million for the same period of 2002, an increase of $0.8 million or 20.0%. Capitalization of interest costs relating to new construction of OSVs was approximately $0.7 million for the three months ended September 30, 2003, compared to $1.0 million for the same period of 2002. The net increase in interest expense is attributable to our revolving credit facility, which had no drawings during the third quarter of 2002.

Interest Income. Interest income of $25,000 was less than the $0.1 million earned in the same period of 2002 primarily due to lower cash balances during the third quarter of 2003.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2003 and 2002 was 38 percent, respectively. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues were $81.6 million for the nine months ended September 30, 2003, compared to $66.4 million for the same period in 2002, an increase of $15.2 million or 22.9%. This increase in revenues is primarily the result of the growth of our fleet since May 2002. Our operating fleet grew from 40 vessels at the end of the third quarter of 2002 to 50 vessels at the end of the third quarter of 2003. The additional revenues generated by these 10 vessels accounted for a $10.9 million increase in revenues which was offset by a $4.3 million decrease in revenues from our 40 vessels that were in service during each of the nine months ended September 30, 2003 and 2002.

Revenues from our OSV segment increased to $45.1 million in the first nine months of 2003 compared to $32.0 million for the first nine months of 2002, an increase of $13.1 million or 40.9%. Our utilization rate was 90.0% for the first nine months of 2003, compared to 94.1% for the same period of 2002. The decrease in utilization was impacted by having fewer long-term contracts and more vessels operating in the spot market, which is more susceptible to market fluctuations. Our OSV average dayrate was $11,460 for the first nine months of 2003, compared to $11,994 for the same period in 2002, a decrease of $534 or 4.5%. The decrease in average dayrates primarily reflects the addition of six 220 class OSVs, which experience lower dayrates than our 240 or 265 class vessels.

Revenues from our tug and tank barge segment totaled $36.4 million in the first nine months of 2003 compared to $34.4 million for the same period of 2002, an increase of $2.0 million or 5.8%. The segment revenue increase is primarily due to the acquisition of one 80,000-barrel double-hulled tank barge on February 28, 2003. Our utilization rate decreased to 72.8% for the first nine months of 2003, compared to 77.9% for the same period of 2002 primarily due to more drydocking days occurring in the first nine months of 2003 and an increase in vessels operating under contracts of affreightment during the 2003 period. Our average dayrate increased $1,743, or 18.6%, to $11,125 for the first nine months of 2003 compared to $9,382 for the first nine months of 2002. The increased dayrates were primarily driven by higher average barge capacities and a bareboat charter contract replaced by a time charter contract, which commands a higher dayrate.

Operating Expenses. Our operating expenses, including depreciation and amortization, increased to $45.7 million for the first nine months of 2003, compared to $34.0 million for the same period of 2002, an increase of $11.7 million or 34.4%. The increase in operating expenses was the result of having more vessels in service during the first nine months of 2003 compared to the year ago nine-month period.

Operating expenses for our OSV segment increased $8.8 million or 65.2% for the first nine months of 2003 to $22.3 million compared to $13.5 million for the first nine months of 2002. This increase was primarily the result of five newly constructed, larger class OSVs being in service for substantially more days during the first nine months of 2003 compared to the first nine months of 2002 and the acquisition of six 220 class OSVs in mid-2003. Daily operating costs per vessel for the first nine months of 2003 decreased over the same period of 2002, primarily due to a change in the OSV fleet complement from June 2003 to September 2003.

Operating expenses for our tug and tank barge segment was $23.4 million for the first nine months of 2003, compared to $20.4 million for same period of 2002, an increase of $3.0 million or 14.7%. The operating expense increase is primarily the result of the Energy 8001 acquisition in February 2003. Daily operating expenses per vessel in the tug and tank barge segment remained fairly constant.

General and Administrative Expense. Our general and administrative expense was $8.7 million for the first nine months of 2003, compared to $7.7 million for the same period of 2002, an increase of $1.0 million or 13.0%. This increase primarily resulted from increased overhead relating to the costs associated with reporting obligations under federal securities laws that were incurred during 2003 but not in the first nine months of 2002.

Interest Expense. Interest expense was $13.4 million in the first nine months of 2003, compared to $11.8 million in the first nine months of 2002, an increase of $1.6 million or 13.6%. The increase in interest expense resulted from lower capitalized interest in 2003 related to the construction in progress of four vessels compared to the construction of eight vessels in progress during the same 2002 period. This increase was offset in part by the capitalization of interest costs of $2.3 million and $3.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Interest Income. Interest income was $0.1 million in the first nine months of 2003 compared to $0.6 million in the first nine months of 2002, a decrease of $0.5 million or 83.3%. Average cash balances were $17.3 million and $37.3 million for the nine months ended September 30, 2003 and 2002, respectively, which substantially contributed to the decrease in interest income during the nine months ended September 30, 2003.

Income Tax Expense: Our effective tax rate was 38.0 percent for the first nine months of 2003 and 2002. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Liquidity and Capital Resources

We require capital to fund ongoing operations, the construction of new vessels, acquisitions and debt service. We have historically financed our capital requirements with cash flow from operations, issuances of equity and debt securities, and borrowings under our credit facilities.

Net cash provided by operating activities was $10.8 million for the nine months ended September 30, 2003, compared to $11.9 million for the nine months ended September 30, 2002. Changes in cash flow from operating activities are principally the result of higher income from operations after considering increases in depreciation and amortization due to the significant expansion of our vessel fleet, offset by changes in our net working capital.

Net cash used in investing activities was $91.4 million for the nine months ended September 30, 2003 compared to $43.5 million for the nine months ended September 30, 2002. Net cash used in investing activities for each period included the cost of new vessel construction and, for the period ended September 30, 2003, acquisition costs related to the Energy 8001 and six OSVs, offset by proceeds from the sale of the Energy 5502.

Net cash provided by financing activities was $70.8 million for the nine months ended September 30, 2003 comprised primarily of $46.9 million from borrowings under our revolving credit facility and $23.3 million net proceeds from the issuance of common stock. For the nine months ended September 30, 2002, net cash used in financing activities was $0.2 million comprised of the net issuance of additional common equity offset by payments on borrowings under debt agreements.

We have a three-year senior secured revolving credit facility with four banks. Our revolving credit facility was amended on September 30, 2003 to increase our borrowing base to $60.0 million. In connection with this amendment, we pledged an additional OSV as collateral. As of September 30, 2003, seven OSVs and four ocean-going tugs collateralize the revolving credit facility. Borrowings under the revolving credit facility accrue interest, at our option, at either (i) the prime rate announced by Citibank, N.A. in New York, plus a margin of 0.0% to 1.0%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 3.00%. As of September 30, 2003, our weighted average interest rate was 3.95%. We are also required to pay a commitment fee on available but unused amounts ranging from 0.250% to 0.375%. The interest rate margin and unused commitment fee are based on our leverage ratio, as defined in the revolving credit facility. We can use the amounts we draw under such facility for working capital purposes, acquisitions and, under certain circumstances, new vessel construction. The revolving credit facility expires on December 31, 2004, but we believe it will be renewed prior to that time. As of September 30, 2003, we had $46.9 million outstanding under this facility, which amount was used, in part, to fund the acquisition of an 80,000-barrel double-hulled tank barge and a portion of the acquisition cost of six OSVs. As of September 30, 2003, we had $13.1 million available under the facility.

As of September 30, 2003, we had outstanding debt of $172.6 million, net of original issue discount, under our senior notes. Interest on the senior notes is payable semiannually each February 1 and August 1. The senior notes do not require scheduled payments of principal prior to their stated maturity on August 1, 2008. Pursuant to the indenture under which the senior notes are issued, however, we are required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

The revolving credit facility and indenture impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

As of September 30, 2003, we had cash of approximately $12.5 million and working capital of approximately $24.3 million. During the nine months ended September 30, 2003, we expended $30.7 million for the construction of new generation OSVs, before allocation of construction period interest. As of September 30, 2003, we were committed under a vessel construction contract to complete construction of one OSV, which is part of our current eight-vessel newbuild program. We are currently evaluating construction bids from shipyards for the last four vessels of this program, in addition to market demand for such vessels in the deepwater Gulf of Mexico and foreign markets. Aggregate construction costs for the first four vessels, before allocation of construction period interest, are expected to be approximately $53.0 million, including $18.4 million that was incurred with respect to such vessels during 2002. We took delivery of the HOS Bluewater on March 17, 2003, the HOS Gemstone on June 17, 2003, and the HOS Greystone on September 17, 2003. As of September 30, 2003, the amount expected to be expended to complete construction of the remaining vessel was approximately $4.0 million, which becomes due at various dates during the fourth quarter of 2003. During the nine months ended September 30, 2003, we expended approximately $7.5 million for drydocking-related expenses for vessels, of which $4.5 million was accounted for as deferred charges and $3.0 million for other vessel capital improvements. Under our accounting policy, we generally capitalize drydocking expenditures related to vessel recertification to deferred charges and amortize the amount over 30 or 60 months.

As of December 31, 2002, we had federal net operating loss carryforwards of approximately $21.5 million available through 2018 to offset future taxable income. In addition, we expect to generate federal tax benefits due to our use of accelerated tax depreciation with respect to new vessels. Our use of these net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current fleet, however, we expect to pay a lower than normal amount of federal income taxes over the near term.

In the fourth quarter of 2003, we commenced our fourth vessel newbuild program by signing definitive agreements for the construction of two double-hulled tank barges. The first two double-hulled tank barges of this newbuild program are expected to be delivered in December 2004 and will be constructed at two different shipyards. We are currently evaluating our plans with respect to a third tank barge. We have also secured fixed-price options from one of the shipyards to construct up to three additional double-hulled tank barges for delivery after 2004. Construction and retrofit costs for the first three vessels of the tank barge newbuild program are not expected to exceed $42.0 million, before allocation of construction period interest.

We believe that cash on hand and cash generated from operations will provide sufficient funds to complete construction of the one remaining new generation OSV currently under construction in our newbuild program and the first three double-hulled vessels in our tank barge new build program discussed above, and to satisfy debt service and working capital requirements. We have, however, made, and may make additional, short-term draws on our revolving credit facility from time to time during peak demands on our cash that occur as a result of scheduled capital expenditure commitments. Any excess liquidity will be available to finance our strategy, which includes expanding our fleet through the construction or acquisition of additional, or the retrofit of existing, OSVs, tugs and tank barges as needed to take advantage of the demand for such vessels. Depending on the market demand for OSVs, tugs and tank barges and consolidation opportunities that may arise, we may require additional debt or equity financing, including to fund, at such time as we elect to proceed, the construction of the last four vessels in our current new generation OSV newbuild program and additional vessels under our double-hulled tank barge construction program.

Contractual Obligations and Commercial Commitments

The following table sets forth an aggregation of our contractual obligations and commercial commitments as of September 30, 2003, in thousands of dollars.

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Long-term debt (1)	$175,000	$—	$—	$175,000	$—
Revolving credit facility	46,900	—	46,900	—	—
Operating leases (2)	3,597	610	2,377	610	—
Construction commitments (3)	4,010	4,010	—	—	—

Total	$229,507	$4,620	$49,227	$175,610	$—

(1)	Includes original issue discount of $2,420.
(2)	Included in operating leases are commitments for office space, vessel rentals, office equipment, and vehicles.
(3)	The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, but the amounts are not expected to change materially in the aggregate. During the fourth quarter of 2003, we signed definitive agreements with two shipyards for the construction of the first two double-hulled tank barges as part of our fourth newbuild program. Costs related to the first three vessels of the most recent newbuild program are not expected to exceed $42.0 million, before the allocation of construction period interest.

Inflation

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Forward Looking Statements

We make forward-looking statements in this Form 10-Q, including certain information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Form 10-Q.

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	changes in international economic and political conditions,

•	changes in oil and natural gas prices,

•	activity levels in the energy markets,

•	increases in supply of new vessels,

•	demand for refined petroleum products or in methods of delivery,

•	loss of existing customers,

•	changes in laws,

•	financial stability of our customers,

•	retention of skilled employees,

•	our ability to finance our operations on acceptable terms and access the debt and equity markets to fund our capital requirements, which depend on general market conditions and our financial condition at the time,

•	our ability to complete vessels under construction without significant delays or cost overruns,

•	the effects of competition,

•	our ability to successfully integrate acquisitions,

•	our ability to charter our vessels on acceptable terms, and

•	our success at managing these and other risks.

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

Item 3—Quantitative And Qualitative Disclosures About Market Risk

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

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have fixed time charters for three of our offshore supply vessels for service in Trinidad & Tobago. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax (“VAT”) payments are paid in Trinidad dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under a fixed time charter with one of our other OSVs for service in Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charter. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

Item 4—Controls And Procedures

Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 2—Changes In Securities And Use Of Proceeds

The Company completed a private placement of common stock on July 3, 2003 as reported in Item 2 of Form 10-Q, filed August 14, 2003.

In September 2003, we issued 2,500 shares of our common stock to certain Holders of options granted under our Incentive Compensation Plan upon their exercise of such options. The total amount of consideration we received for the issuance of these shares was approximately $6,625. The issuance of these shares of our common stock was exempt from registration under Rule 701 promulgated under the Securities Act of 1933.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission Of Matters To A Vote Of Security Holders

None.

Item 5—Other Information

On November 6, 2003, the Company held a conference call to discuss its third quarter 2003 operating results. During such call, management discussed additional material non-public information with respect to the Company’s results of operations and financial condition for the third quarter of 2003 that was not previously included in its Report on Form 8-K furnished to the SEC. The additional material non-public information has been included under Item 1—Financial Statements (and accompanying notes) and Item 2—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations in this Report on Form 10-Q.

Item 6—Exhibits And Reports On Form 8-K

(a) Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on December 13, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on December 1, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 23, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

3.4	Certificate of Correction to Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on November 14, 2000 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 2002 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed July 22, 2001, Registration No. 333-96833).

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.7	Second Restated Bylaws of the Company adopted October 4, 2000 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

3.8	Amendment to Second Restated Bylaws of the Company adopted May 28, 2002 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-1 filed July 22, 2001, Registration No. 333-96833).

*3.9	Second Amendment to Second Restated Bylaws adopted September 26, 2003.

4.1	Indenture dated as of July 24, 2001 between Wells Fargo Bank Minnesota, National Association (as Trustee) and the Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

Exhibit Number	Description

4.2	Supplemental Indenture dated as of December 17, 2001, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company, Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC, with Notation of Subsidiary Guarantee by Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC attached (incorporated by reference to Exhibit 4.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated December 19, 2001, Registration No. 333-69826).

4.3	Specimen 10-5/8% Series B Note due 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

4.4	Rights Agreement dated as of June 18, 2002 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.5	Stockholders’ Agreement dated as of June 5, 1997 between the Company, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

4.6	Registration Rights Agreement dated as of October 27, 2000 between the Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

4.7	Agreement Concerning Registration Rights dated as of October 27, 2000 between the Company, SCF-IV, LP, Joint Energy Development Investments II, LP and Sundance Assets, LP (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

4.8	Stockholders’ Agreement dated as of October 27, 2000 between the Company, Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and SCF-IV, L.P (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

4.9	Letter Agreement dated September 24, 2001 between the Company, Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and SCF-IV, L.P (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

4.10	Registration Rights Agreement dated as of June 24, 2003 between the Company and certain purchasers of securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

Exhibit Number	Description

4.11	Second Supplemental Indenture and Amendment dated as of June 18, 2003, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company and HOS-IV, LLC, with Notation of Subsidiary Guarantee by HOS-IV, LLC (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

*10.1	Amended and Restated Incentive Compensation Plan

10.2	Amendment to Senior Employment Agreement dated effective February 17, 2003 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.3	Amendment to Employment Agreement dated effective February 17, 2003 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.4	Amendment to Employment Agreement dated effective February 17, 2003 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

*10.5	Third Amendment to Credit Agreement dated as of September 30, 2003 by and among Hornbeck Offshore Services, Inc. and Hibernia National Bank, as agent, and Hibernia National Bank, Fortis Capital Corp., DVB Bank Aktiengesellscheft and Southwest Bank of Texas, N.A., as lenders

*10.6	Form of First Amendment to Indemnification Agreement for Directors, Officers and Key Employees

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) Reports on Form 8-K

During the quarter for which this report is filed, the registrant filed three Current Reports on Form 8-K, as follows:

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

On August 7, 2003, we furnished a report on Form 8-K announcing that we had issued a press release that reported second quarter 2003 results, the delivery of the 240’ED class HOS Gemstone, expansion of our offshore supply vessel operations into Mexico and the acquisition of an additional 220-foot deepwater offshore supply vessel.

Since the end of the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, as follows:

On November 6, 2003, we furnished a report on Form 8-K announcing that we had issued a press release that reported the results of our operations for the three months ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: November 12, 2003	By:	/s/ JAMES O. HARP, JR.

James O. Harp, Jr.
Vice President and Chief Financial Office