Form 10-Q
period 2004-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2004-05-12
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32108

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

The total number of shares of common stock, par value $.01 per share, outstanding as of May 6, 2004 was 20,774,214.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,677	$12,899
Accounts and claims receivable, net of allowance for doubtful accounts of $294 and $454, respectively	14,213	17,124
Prepaid insurance	1,751	291
Property taxes receivable	1,429	2,144
Other current assets	1,598	1,081

Total current assets	61,668	33,539
Property, plant and equipment, net	321,557	316,715
Goodwill, net	2,628	2,628
Deferred charges, net	11,915	12,316
Other assets	44	44

Total assets	$397,812	$365,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,856	$3,884
Accrued interest	3,096	7,799
Accrued payroll and benefits	1,804	3,911
Other accrued liabilities	–	247

Total current liabilities	11,756	15,841
Revolving credit facility	–	40,000
Long-term debt, net of original issue discount of $2,223 and $2,323, respectively	172,777	172,677
Deferred tax liabilities, net	24,941	23,567
Other liabilities	921	762

Total liabilities	210,395	252,847
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 20,648 and 14,528 shares issued and outstanding, respectively	206	145
Additional paid-in capital	162,974	90,351
Retained earnings	24,221	21,883
Accumulated other comprehensive income	16	16

Total stockholders’ equity	187,417	112,395

Total liabilities and stockholders’ equity	$397,812	$365,242

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenues	$31,347	$27,347
Costs and expenses:
Operating expenses	14,351	10,474
Depreciation and amortization	5,207	3,621
General and administrative expenses	2,960	2,894

	22,518	16,989

Operating income	8,829	10,358
Interest expense	(5,145)	(4,217)
Interest income	38	72
Other income (expense), net	(10)	706

Income before income taxes	3,712	6,919
Income tax expense	(1,374)	(2,629)

Net income	$2,338	$4,290

Basic net income per share of common stock	$0.16	$0.35

Diluted net income per share of common stock	$0.15	$0.35

Weighted average basic shares outstanding	14,925	12,122

Weighted average diluted shares outstanding	15,306	12,340

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,338	$4,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,157	3,044
Amortization	1,050	577
Provision for bad debts	(160)	(31)
Deferred tax expense	1,374	2,670
Gain on sale of assets	—	(713)
Amortization of financing costs	393	374
Changes in operating assets and liabilities:
Accounts and claims receivable	3,071	621
Prepaid insurance and other current assets	(1,256)	(951)
Deferred charges and other assets	(879)	(1,056)
Accounts payable	2,716	1,561
Accrued liabilities and other liabilities	(1,900)	(2,163)
Accrued interest	(4,703)	(4,619)

Net cash provided by operating activities	6,201	3,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of new vessels	(6,239)	(12,880)
Proceeds from the sale of vessel	—	1,650
Capital expenditures	(2,793)	(9,209)

Net cash used in investing activities	(9,032)	(20,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from borrowings under revolving credit facility	(40,000)	7,400
Deferred financing costs	(65)	(5)
Gross proceeds from initial public offering	78,000	—
Payments for initial public offering costs	(6,111)	—
Net cash proceeds from common stock issued	795	9

Net cash provided by financing activities	32,619	7,404

Effects of exchange rate changes on cash	(10)	—

Net increase (decrease) in cash and cash equivalents	29,778	(9,431)
Cash and cash equivalents at beginning of period	12,899	22,228

Cash and cash equivalents at end of period	$42,677	$12,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$10,258	$9,319

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States. The interim financial statements and notes are presented as permitted by instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”). The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain amounts reported in prior periods have been reclassified to conform to the 2004 presentation.

2.	Earnings (Net Income) Per Share and Reverse Stock Split

Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period plus the effect of dilutive stock options. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. At March 31, 2004 and 2003 the Company had dilutive stock options of 381 and 218, respectively, which were assumed exercised using the treasury stock method. In the first quarter of 2004, stock options representing 360 shares were excluded from the computation of diluted net income per share of common stock because their exercise price was greater than the market price of the common stock at March 31, 2004.

On March 5, 2004, the Company effected a 1-for-2.5 reverse stock split of its common stock that caused the number of outstanding shares to decrease from 36,320 to 14,528. For all periods, the share amounts and per share data reflected throughout these financial statements have been adjusted to give effect to the reverse stock split. Basic and diluted net income per common share are each calculated based on the weighted average number of shares outstanding during the periods adjusted for the effect of the reverse stock split.

3.	Initial Public Offering

The Company completed an initial public offering of 6,000 shares of its common stock at $13.00 per share, for total gross proceeds of $78 million on March 31, 2004. The Company plans to use the net proceeds of the offering of approximately $71.4 million to fund a portion of the costs of the construction of ocean-going, double-hulled tank barges, the retrofit of certain existing vessels, possible future acquisitions or additional new vessel construction,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and for general corporate purposes. Pending such uses, on March 31, 2004, the Company used a portion of the proceeds to repay the outstanding balance under its revolving credit facility. The Company’s shares of common stock trade on the New York Stock Exchange under the symbol “HOS.”

4.	Long-Term Debt

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

On February 13, 2004, the Company amended and restated its senior secured revolving credit facility to extend its maturity and increase its nominal size to $100,000. The current borrowing base is $60,000. The expiration date of the facility is February 13, 2009. The maturity of this facility will automatically accelerate to March 31, 2008, if by that date the Company has not redeemed its senior notes or refinanced them with debt having a maturity later than July 31, 2009. As of March 31, 2004, the Company had no outstanding balance under the revolving credit facility. As of such date, seven OSVs and four ocean-going tugs and associated personalty collateralized the revolving credit facility. Borrowings under the revolving credit facility accrue interest, at our option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. As of March 31, 2004, the weighted average interest rate was 4.19% under such facility. Unused commitment fees are payable quarterly at the annual rate of one-quarter to three-eighths of one percent on the unused but available amounts under the revolving credit facility, based on the leverage ratio as defined in the credit facility agreement.

The revolving credit facility and indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense excludes capitalized interest related to new vessel construction of $0.4 million in the first quarter of 2004 and $0.9 million in the first quarter of 2003.

5.	Incentive Compensation Plan

The Company established an incentive compensation plan that provides the Company with the ability to grant options for a maximum of 3,500 shares of common stock. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123”, was issued by the FASB and amends SFAS 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We have not adopted either of the alternative methods of transition and continue to apply Accounting Principles Board Opinion, APB, No. 25, “Accounting for Stock Issued to Employees.” Additionally, SFAS 148 amends APB No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

SFAS 123 also allows an entity to continue to measure stock-based compensation cost using the intrinsic value method of APB 25. Entities electing to retain the accounting prescribed in APB 25 must make pro forma disclosures of net income assuming dilution as if the fair-value-based method of accounting defined in SFAS 123 had been applied. The Company retained the provisions of APB 25 for expense recognition purposes. Under APB 25, where the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation cost for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under SFAS 123, the Company’s income available to common stockholders for the three months ended March 31, 2004 and 2003 would have been as indicated below:

	2004	2003
Income available to common stockholders:
As reported	$2,338	$4,290
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(292)	(257)

Pro forma	$2,046	$4,033

Basic net income per share of common stock::
As reported	$0.16	$0.35
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.02)	(0.02)

Pro forma	$0.14	$0.33

Diluted net income per share of common stock:
As reported	$0.15	$0.35
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.02)	(0.02)

Pro forma	$0.13	$0.33

6.	Commitments and Contingencies

Vessel Construction

At March 31, 2004, the Company was committed under vessel construction contracts with a shipyard affiliated with the Company’s former Chairman of the Board and Chief Executive Officer, who currently serves on the Board of Directors, to construct one double-hulled tank barge and with an unrelated third party shipyard for the construction of one additional double-hulled tank barge. At that date, the remaining amount expected to be incurred during 2004 to complete construction with respect to such contracts was approximately $28.3 million. The Company is obligated under the terms of the contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Segment Information

The Company provides marine transportation services through two business segments. The Company operates new generation offshore supply vessels in the U.S. Gulf of Mexico and select international markets through its offshore supply vessel segment. The offshore supply vessels principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment primarily operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information prepared on the same basis as the Company’s unaudited consolidated financial statements.

	Three Months Ended March 31,
	2004	2003
Operating revenue:
Offshore supply vessels	$15,565	$13,172
Tugs and tank barges	15,782	14,175

Total	$31,347	$27,347

Operating expenses:
Offshore supply vessels	$6,803	$4,057
Tugs and tank barges	7,548	6,417

Total	$14,351	$10,474

Depreciation and amortization:
Offshore supply vessels	$2,919	$1,861
Tugs and tank barges	2,288	1,760

Total	$5,207	$3,621

General and administrative expenses:
Offshore supply vessels	$1,049	$1,203
Tugs and tank barges	1,911	1,691

Total	$2,960	$2,894

Operating income:
Offshore supply vessels	$4,793	$6,050
Tugs and tank barges	4,036	4,308

Total	$8,829	$10,358

Capital expenditures:
Offshore supply vessels	$2,959	$14,175
Tugs and tank barges	5,767	7,845
Corporate	306	69

Total	$9,032	$22,089

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2004	As of December 31, 2003
Identifiable assets:
Offshore supply vessels	$279,195	$276,567
Tugs and tank barges	73,780	68,589
Corporate	44,837	20,086

Total	$397,812	$365,242

Long-lived assets:
Offshore supply vessels	$259,303	$258,076
Tugs and tank barges	60,346	56,914
Corporate	1,908	1,725

Total	$321,557	$316,715

8.	Subsequent Events

On April 28, 2004, the Company issued an additional 126 shares of its common stock pursuant to the exercise by the underwriters in the initial public offering of an option to purchase additional shares, which resulted in incremental gross proceeds to the Company of approximately $1.6 million.

On April 30, 2004, the Company exercised the first of its three fixed-price options with a shipyard for the construction of one additional double-hulled tank barge. This will be the third vessel to be constructed under the Company’s current tank barge newbuild program, which is based on a proprietary new tank barge design developed in-house by the Company.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2003. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. In this Form 10-Q, “company,” “we,” “us” and “our” refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to OSVs, mean deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992.

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

Although the current U.S. Gulf of Mexico OSV market remains soft, we believe certain trends could have a favorable impact on this segment. First, certain operators have recently reaffirmed their commitments to continue developing large deepwater and other complex projects in the U.S. Gulf of Mexico for drilling in late-2004 and 2005. Second, there has been an increase in the U.S. Gulf of Mexico drilling permits issued from 59 in February 2004 to 98 in March 2004, a level not seen since April 2002. Third, additional floating production platform installations are expected to commence activity during 2004. Fourth, as we have anticipated, we are beginning to see an accelerated attrition rate of older, conventional 180 ft. supply boats working in the U.S. Gulf of Mexico. Many such vessels are being written off by competitors and are expected to be removed from service. Fifth, in addition to the traditional sources of demand for modern U.S.-flagged vessels, including deep gas and other complex drilling applications, our new generation OSVs have increasingly been working on the shelf supporting conventional drilling projects. Finally, more new generation OSVs are leaving the U.S. Gulf of Mexico for foreign markets. A combination of all of these factors, could suggest improving market conditions in this segment.

The primary demand drivers for our tug and tank barge services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The tug and tank barge market, in general, is marked by steady demand over time. Results for the first and fourth quarters of a given year are typically higher due to normal seasonal weather patterns that typically result in a drop-off of activity during the second and third quarters. We generally take advantage of this seasonality to prepare the tug and tank barge fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during the second and third quarters. In addition, we continuously evaluate our customers’ needs and often elect to accelerate scheduled drydockings to take advantage of certain market opportunities.

As expected, activity during the first quarter of 2004 was seasonally higher than the fourth quarter of 2003 due to the peak demand caused by winter-related activity. Second quarter 2004 results for this segment should return to their normal, historical levels.

As the peak summer travel season approaches, higher gasoline prices are not expected to decrease demand. In fact, the Energy Information Administration has predicted that daily gasoline use in the United States could be up to 9.3 million barrels in 2004 compared to 9.1 million barrels in 2003. Usage in the summer of 2004 at these projected levels would be a new seasonal record high and reflects that gasoline demand continues to rise annually. In addition, the EIA stated that U.S. spring season gasoline stocks are currently at one of the lowest levels in the last 30 years. These factors support our reason for optimism in this segment.

As the next major Oil Pollution Act of 1990, or OPA 90, milestone approaches on January 1, 2005, customer demand for double-hulled equipment has led to increases in dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In November 2003, we commenced a new double-hulled tank barge newbuild construction program to address our need to replace three single-hulled tank barges that are required under OPA 90 to be retired from service prior to January 1, 2005. Our current newbuild program is based on a proprietary new tank barge design that we have developed in-house to replace and expand our existing fleet of ocean-going tank barges. The design of these vessels is intended to maximize transit speed, improve cargo through-put rates and enhance crew safety features.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to our critical accounting policies as reported in our Form 10-K during the three months ended March 31, 2004.

Results of Operations

The table below sets forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These offshore supply vessels and tugs and tank barges generate substantially all of our revenues and operating profit.

	Three Months Ended March 31,
	2004(4)	2003(4)
Offshore Supply Vessels:
Average number of vessels	22.3	13.2
Average utilization rate (1)	78.4%	89.7%
Average dayrate (2)	$9,629	$12,397
Tugs and Tank Barges:
Average number of tank barges	16.0	15.5
Average fleet capacity (barrels)	1,156,330	1,111,264
Average barge capacity (barrels)	72,271	71,515
Average utilization rate (1)	91.2%	83.4%
Average dayrate (3)	$11,503	$11,442

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third party equipment.
(4)	On March 3, 2004, we placed the HOS Silverstar in service, the fourth new 240 ED class OSV added to our fleet and the last vessel to be constructed under our most recent OSV newbuild program. The March 31, 2003 averages give effect to our sale of the Energy 5502 on January 28, 2003, and our acquisition of the Energy 8001 on February 28, 2003.

In March 2003, the Securities and Exchange Commission, or SEC, adopted rules regulating the use of non-GAAP financial measures, such as EBITDA, in filings with the SEC,

disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP.

EBITDA consists of earnings (net income) before interest expense, provision for income taxes, depreciation and amortization. This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a description of how management uses, and why we believe investors use, EBITDA in evaluating the Company’s operating performance.

The following table reconciles EBITDA with our net income for each of our business segments and in the aggregate, for the three months ended March 31, 2004 and 2003, respectively (dollars in thousands).

	Three months ended March 31,
	2004	2003
EBITDA:
Offshore supply vessels:
Net income	$349	$1,664
Plus:
Interest expense	4,149	3,391
Income tax expense	245	1,019
Depreciation and amortization	2,919	1,860

EBITDA	$7,662	$7,934

Tugs and tank barges:
Net income	$1,989	$2,626
Plus:
Interest expense	996	826
Income tax expense	1,129	1,610
Depreciation and amortization	2,288	1,761

EBITDA	$6,402	$6,823

Consolidated Total:
Net income	$2,338	$4,290
Plus:
Interest expense	5,145	4,217
Income tax expense	1,374	2,629
Depreciation and amortization	5,207	3,621

EBITDA	$14,064	$14,757

Summarized financial information is shown below in the following table (dollars in thousands):

	Three months ended March 31,
	2004	2003
Revenues:
Offshore supply vessels	$15,565	$13,172
Tugs and tank barges	15,782	14,175

	$31,347	$27,347

Operating expenses:
Offshore supply vessels	$6,803	$4,057
Tugs and tank barges	7,548	6,417

	$14,351	$10,474

Depreciation and amortization:
Offshore supply vessels	$2,919	$1,861
Tugs and tank barges	2,288	1,760

	$5,207	$3,621

General and administrative expenses:	$2,960	$2,894

Interest expense	$5,145	$4,217

Interest income	$38	$72

Income tax expense	$1,374	$2,629

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues were $31.3 million for the three months ended March 31, 2004, compared to $27.3 million for the same period in 2003, an increase of $4.0 million or 14.7%. This net increase in revenues is primarily the result of the year-over-year growth of our fleet. Our operating fleet grew from an average of 41 vessels during the first quarter of 2003 to an average of 50 vessels during the first quarter of 2004. The additional revenues generated by these nine vessels accounted for $4.5 million of the increase in our revenues. We also experienced a $0.5 million decrease in revenues from our vessels that were in service during each of the quarters ended March 31, 2004 and 2003.

Revenues from our OSV segment increased to $15.6 million for the three months ended March 31, 2004, compared to $13.2 million for the same period in 2003, an increase of $2.4 million or 18.2%. The net increase in segment revenue is due to the addition of 10 new generation OSVs since mid-March 2003. Our OSV utilization rate was 78.4% for the three months ended March 31, 2004, which was lower than the 89.7% utilization rate we achieved in the same period of 2003. The utilization rate was lower for the three months ended March 31, 2004 primarily due to having more OSVs working in the spot market under weak market conditions in the U.S Gulf of Mexico. To a lesser degree, OSV utilization was impacted by the drydocking of vessels, including discretionary modifications to prepare certain vessels for international service, for 65 days out of service compared to 23 days in the 2003 quarter. Spot market contracts are more susceptible to fluctuations in utilization and day rates, particularly in soft market conditions, which we are currently experiencing. Our OSV average dayrates were $9,629 for the three months ended March 31, 2004 compared to

$12,397 for the same period of 2003, a decrease of $2,768 or 22.3%. Average dayrates for the three months ended March 31, 2004 were lower compared to the same period in 2003 due primarily to continued weak market conditions in the U.S. Gulf of Mexico and the change in the average vessel size of our fleet complement after the mid-2003 acquisition of six 220’ vessels.

Revenues from our tug and tank barge segment totaled $15.8 million for the three months ended March 31, 2004 compared to $14.2 million for the same period in 2003, an increase of $1.6 million or 11.3%. The increase in revenue resulted primarily from the sale of the Energy 5502 in January 2003 and the purchase of the Energy 8001 in February 2003 and weather related demurrage charges. The Energy 5502 was generating bareboat charter revenue during the first quarter of 2003, which was substantially less than the time charter revenue generated by the double-hulled Energy 8001. Revenues for the three months ended March 31, 2004 included $1.4 million derived from in-chartering third-party equipment compared to $1.2 million for the same period in 2003. Our utilization rate increased to 91.2% for the three months ended March 31, 2004, compared to 83.4% for the same period in 2003. The increase in utilization was primarily the result of colder than average weather patterns and having fewer vessels drydocked during the first quarter of 2004 compared to the first quarter of 2003. Our average dayrate of $11,503 for the three months ended March 31, 2004 was roughly flat compared to $11,442 for the same period of 2003, an increase of $61 or 0.5%. The slight increase in dayrates was primarily related to having two months less of bareboat charter revenue from the Energy 5502, which we sold on January 28, 2003

Operating Expense. Our operating expense increased to $14.4 million for the three months ended March 31, 2004, compared to $10.5 million for the same period in 2003, an increase of $3.9 million or 37.1%. The increase in operating expense resulted primarily from the addition to our fleet of 10 new generation OSVs since mid-March 2003 and the addition of one double-hulled tank barge in February 2003.

Operating expense for our OSV segment increased to $6.8 million for the three months ended March 31, 2004, compared to $4.1 million for the same period in 2003, an increase of $2.7 million or 65.9%. This increase was primarily related to having an average of nine additional new generation OSVs in service for the three months ended March 31, 2004 compared to the same period in 2003., Average daily operating costs per vessel for the three months ended March 31, 2004 decreased over the same period in 2003, commensurate with the change in our fleet complement with the addition of six 220’ vessels in mid-2003.

Operating expense for our tug and tank barge segment increased to $7.5 million for the three months ended March 31, 2004 compared to $6.4 million for the same period in 2003, an increase of $1.1 million or 17.2%. Operating expense for the three months ended March 31, 2004 and 2003, respectively, included $0.5 million and $0.8 million, for the cost of in-chartering third-party equipment. Average daily operating costs per vessel, excluding in-chartering expenses, for the three months ended March 31, 2004 increased over the same period of 2003 due primarily to the acquisition of the double-hulled Energy 8001 in February 2003.

Depreciation and Amortization. Our depreciation and amortization expenses of $5.2 million for the three months ended March 31, 2004 increased $1.6 million or 44.4% compared to the $3.6 million for the same period in 2003. Depreciation and amortization were higher in

2004 as a result of having an average of nine more vessels in our fleet and increased drydocking activity during 2003. These expenses are expected to increase with the delivery of newly constructed vessels and when these vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. Our general and administrative expenses of $3.0 million for the three months ended March 31, 2004 remained fairly constant with $2.9 million reported for the same period in 2003. We expect these costs to increase for the remainder of 2004 to accommodate our increased reporting obligations under federal securities laws and the new corporate governance legislation and regulations.

Interest Expense. Interest expense was $5.1 million for the three months ended March 31, 2004, compared to $4.2 million for the same period in 2003, an increase of $0.9 million or 21.4%. Capitalization of interest costs relating to new vessel construction was approximately $0.4 million for the three months ended March 31, 2004, compared to $0.9 million for the same period in 2003. The average balance outstanding under our revolving credit facility for the first three months of 2004 was $46.5 million compared to $5.4 million for the same period in 2003. The outstanding balance under this facility was fully paid on March 31, 2004.

Interest Income. Interest income was $0.1 million for the three months ended March 31, 2004, and was fairly constant with the same period in 2003. Average cash balances were $27.8 million and $17.5 million for the quarters ended March 31, 2004 and 2003, respectively, which contributed to a slight decrease in interest income during the three months ended March 31, 2004.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2004 was 37% compared to 38% during the three months ended March 31, 2003. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

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

Pursuant to an amendment and restatement of our revolving credit facility on February 13, 2004, we have a five-year $100 million senior secured revolving credit facility with a borrowing base of $60 million. As of December 31, 2003, we had $40 million outstanding and $20 million of available borrowing capacity under the then-existing facility. As of March 31, 2004, following the closing of our initial public offering, and pending other uses described in the related prospectus, our outstanding balance on the revolving credit facility was paid and we had $60 million of credit immediately available under such facility. We have made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction, retrofit of existing or acquisition of additional vessels, including OSVs and ocean-going tugs and tank barges, as needed to take advantage of the demand for such vessels. The three double-hulled tank barges currently being constructed will replace single-hulled vessels that are required to be retired under OPA 90 prior to January 1, 2005.

We believe that our current working capital, projected cash flow from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as mild winter conditions, a reduction in domestic consumption of refined petroleum products, or declines in expenditures for exploration, development and production activity may affect our financial condition or results of operations. The net proceeds generated by our initial public offering in March 2004 will allow us to further implement our growth strategy. However, depending on the market demand for OSVs, tugs and tank barges and other growth opportunities that may arise, we may require additional debt or equity financing.

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $6.2 million for the three months ended March 31, 2004 compared to $3.6 million for the same period in 2003. The increase in operating cash flows during these periods was primarily due to the growth of our fleet. Our cash flow from operations for 2004 should reflect a full year of revenue contribution from the nine vessels we added to our fleet in 2003 and nine months of activity for one OSV that entered service in March 2004. However, continued soft market conditions in the U.S. Gulf of Mexico could temper cash flows from operations. Cash flows from operations were also impacted by cash outlays for drydock recertification activity during the three months ended March 31, 2004. During calendar 2004, we expect to drydock a total of eight OSVs, six tugs, and eight tank barges for recertification and/or discretionary vessel enhancements at an estimated total cost of approximately $12.8 million.

As of December 31, 2003, we had federal tax net operating loss carryforwards of approximately $37.4 million available through 2018 to offset future taxable income. These tax net operating losses were generated primarily through accelerated tax depreciation applied to our vessels. Our use of these federal tax net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current fleet, however, we expect to continue generating federal tax net operating losses over the near term.

Investing Activities. Net cash used in investing activities was $9.0 million for the three months ended March 31, 2004 compared to $20.4 million for the same period in 2003. Cash utilized in investing activities for both periods were primarily for the construction of new vessels and miscellaneous capital expenditures, and, for the three months ended March 31, 2003, the acquisition of a double-hulled tank barge, offset by $1.7 million in cash proceeds from the sale of a single-hulled tank barge during such period. For the remainder of 2004, investing activities are anticipated to include costs for new vessel construction related to three double-hulled tank barges, the purchase of two tugs and capital expenditures comprised of vessel modifications and miscellaneous corporate equipment purchases, as well as the potential construction or acquisition of additional vessels.

Financing Activities. Net cash provided by financing activities was $32.6 million for the three months ended March 31, 2004, primarily relating to net proceeds from our initial public offering of common stock that was completed on March 31, 2004 after payment of our outstanding borrowings under our revolving credit facility. For the three months ended March 31, 2003, net cash provided by financing activities was $7.4 million, which primarily resulted from the proceeds of borrowings under our revolving credit facility for the purchase of a double-hulled tank barge. On April 28, 2004, we received net proceeds of $1.5 million from the issuance of additional shares of common stock pursuant to the exercise of an option by the underwriters related to our initial public offering. For the remainder of 2004, we expect to generate cash from financing activities resulting from borrowings under our revolving credit facility as needed.

Contractual Obligations

We have a $100 million revolving credit facility with a borrowing base of $60 million. As of March 31, 2004, the weighted average interest rate was 4.19% under such facility. As of March 31, 2004, we had no outstanding balance, as we used a portion of the net proceeds from our initial public offering to pay all borrowings thereunder, and thus we have $60.0 million of borrowing capacity immediately available under the facility.

As of March 31, 2004, we had outstanding debt of $172.8 million, net of original issue discount, under our unsecured senior notes. The effective interest rate on the senior notes is 11.18% and is payable semi-annually each February 1 and August 1. The senior notes do not require any payments of principal prior to their stated maturity on August 1, 2008, but pursuant to the indenture under which the senior notes are issued, we are required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. For additional information with respect to our revolving credit facility and our senior notes, please refer to note 4 of our unaudited consolidated financial statements included herein.

As of December 31, 2003, we were committed under vessel construction contracts to complete construction of one new generation OSV under our most recent OSV newbuild program, and two double-hulled tank barges under our current tank barge newbuild program. During the three months ended March 31, 2004, we expended $5.9 million for new vessel construction, before allocation of construction period interest, which was comprised of $1.5 million for the OSV and $4.4 million for the tank barge newbuild program. Aggregate construction costs before allocation of construction period interest for the four OSVs constructed under our most recent OSV newbuild program was $52.2 million or $0.8 million less than our original $53 million estimate for this program. We recently announced the exercise of an option with a shipyard for the construction of a third double-hulled tank barge under our current tank barge newbuild program. The three barges now under construction, along with two higher horsepower tugs that we expect to purchase this year as power sources for these larger barges, are expected to cost approximately $64.0 million in the aggregate, of which about $7.9 million has already been incurred and paid during the fourth quarter of 2003 and the first quarter of 2004. We expect to incur the remaining balance of $56.1 million as follows: $49.2 million during the remainder of 2004 and $6.9 million in 2005. The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones and the actual acquisition date of the tugs. However, the amounts are not expected to change materially in the aggregate.

During the three months ended March 31, 2004, we expended approximately $3.3 million for drydocking-related expenses for vessels, of which $1.9 million was accounted for as deferred charges and $1.4 million for other vessel capital improvements. During the three months ended March 31, 2004, we also expended approximately $0.3 million for miscellaneous non-vessel related additions to property, plant and equipment.

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

We are subject to interest rate risk on our long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The senior notes accrue interest at the rate of 10 5/8% per annum and mature on August 1, 2008. Our revolving credit facility has a variable interest rate and, therefore, is not subject to interest rate risk. As of March 31, 2004, we had no drawings under such facility.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, our exposure to certain risks typically associated with foreign currency fluctuation is expected to increase. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. As of March 31, 2004, there were no material changes in our market or interest rate risk or material gains or losses associated with currency fluctuations since last reported on our Annual Report on Form 10-K for the period ended December 31, 2003.

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

Item 2—Changes in Securities and Use of Proceeds

In September 2003 we filed a Registration Statement on Form S-1 (Registration No. 333-108943) (as amended, the “Registration Statement”), in connection with our initial public offering of common stock. The SEC declared the Registration Statement effective on March 25, 2004. On March 31, 2004, we completed the initial public offering of 6,000,000 shares of common stock at $13.00 per share for gross proceeds of $78 million. The lead managing underwriters were Goldman, Sachs & Co. and Jefferies & Company, Inc. The net proceeds to us from the initial public offering, after deducting $6.6 million in underwriting commissions and discounts and our estimated offering expenses, were approximately $71.4 million. The Company plans to use the net proceeds of the offering to fund a portion of the costs of the construction of ocean-going, double-hulled tank barges, the retrofit of certain existing vessels, possible future acquisitions or additional new vessel construction, and for general corporate purposes. Pending such uses, we used a portion of the net proceeds of the offering to repay the outstanding balance under our revolving credit facility on March 31, 2004.

In March 2004, we issued 120,000 shares of our common stock to certain holders of options granted under our Incentive Compensation Plan upon exercise of such options. The total amount of consideration we received for the issuance of these shares was approximately $795,000, net of taxes. The issuance of these shares of our common stock was exempt from registration under Rule 701 promulgated under the Securities Act of 1933.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

Recent Developments

On April 28, 2004, the Company issued an additional 126,400 shares of its common stock to the underwriters pursuant to the exercise of an option to purchase additional shares, which resulted in incremental gross proceeds from its initial public offering of approximately $1.6 million.

On April 30, 2004, the Company exercised one of its three fixed-price options with a shipyard for the construction of one additional double-hulled tank barge. This will be the third vessel to be constructed under the Company’s current tank barge newbuild program, which is based on a proprietary new tank barge design developed in-house by the Company.

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibit

*1.1	—Underwriting Agreement dated as of March 25, 2004 by and among the Company and the underwriters named therein.

3.1

—Second Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 5, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the period ended December 31, 2003).

3.2

—Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—Third Restated Bylaws of the Company adopted February 17, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K for the period ended December 31, 2003).

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

4.4

—Third Supplemental Indenture and Amendment dated as of February 13, 2004, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company and Hornbeck Offshore Trinidad & Tobago, LLC, with Notation of Subsidiary Guarantee by Hornbeck Offshore Trinidad & Tobago, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the period ended December 31, 2003).

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

4.13

—Specimen certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated March 10, 2004, Registration No. 333-108943).

4.14

—Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent. (Incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

10.1

—Amended and Restated Credit Agreement dated as of February 13, 2004 among the Company and Hibernia National Bank, as agent, and Hibernia National Bank, Fortis Capital Corp., Southwest Bank of Texas, N.A., DVB Bank Aktiengesellscheft and Wells Fargo Bank, N.A., as lenders (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the period ended December 31, 2003).

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K.

During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, as follows:

On February 19, 2004, we furnished a report on Form 8-K announcing that we had issued a press release that reported fourth quarter 2003 results, the delivery of the 240 ED class HOS Silverstar and the amendment and restatement of our revolving credit facility.

Since the end of the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, as follows:

On May 6, 2004, we furnished a report on Form 8-K announcing that we had issued a press release that reported first quarter 2004 results, the completion of our initial public offering and the construction of an additional double-hulled tank barge.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 11, 2004	By:	/s/ JAMES O. HARP, JR.

James O. Harp, Jr. Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit

*1.1	—Underwriting Agreement dated as of March 25, 2004 by and among the Company and the underwriters named therein.

3.1

—Second Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 5, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the period ended December 31, 2003)

3.2

—Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—Third Restated Bylaws of the Company adopted February 17, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K for the period ended December 31, 2003) .

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

4.4

—Third Supplemental Indenture and Amendment dated as of February 13, 2004, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company and Hornbeck Offshore Trinidad & Tobago, LLC, with Notation of Subsidiary Guarantee by Hornbeck Offshore Trinidad & Tobago, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the period ended December 31, 2003) .

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

4.13

—Specimen certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated March 10, 2004, Registration No. 333-108943).

4.14

—Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent. (Incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

10.1

—Amended and Restated Credit Agreement dated as of February 13, 2004 among the Company and Hibernia National Bank, as agent, and Hibernia National Bank, Fortis Capital Corp., Southwest Bank of Texas, N.A., DVB Bank Aktiengesellscheft and Wells Fargo Bank, N.A., as lenders (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the period ended December 31, 2003).

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith