Form 10-Q
period 2004-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2004-08-10
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2004 was 20,804,928.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,734	$12,899
Accounts and claims receivable, net of allowance for doubtful accounts of $387 and $454, respectively	16,855	17,124
Prepaid insurance	1,708	291
Property taxes receivable	1,429	2,144
Other current assets	1,513	1,081

Total current assets	45,239	33,539
Property, plant, and equipment, net	343,077	316,715
Goodwill, net	2,628	2,628
Deferred charges, net	13,231	12,316
Other assets	56	44

Total assets	$404,231	$365,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,598	$3,884
Accrued interest	7,794	7,799
Accrued payroll and benefits	1,921	3,911
Other accrued liabilities	394	247

Total current liabilities	14,707	15,841
Revolving credit facility	—	40,000
Long-term debt, net of original issue discount of $2,121 and $2,323, respectively	172,879	172,677
Deferred tax liabilities, net	26,067	23,567
Other liabilities	879	762

Total liabilities	214,532	252,847
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 20,783 and 14,528 shares issued and outstanding, respectively	208	145
Additional paid-in capital	163,322	90,351
Retained earnings	26,153	21,883
Accumulated other comprehensive income	16	16

Total stockholders’ equity	189,699	112,395

Total liabilities and stockholders’ equity	$404,231	$365,242

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	$30,288	$26,010	$61,635	$53,357
Costs and expenses:
Operating expenses	13,696	10,575	28,047	21,049
Depreciation and amortization	5,620	3,996	10,827	7,617
General and administrative expenses	3,332	2,819	6,292	5,713

	22,648	17,390	45,166	34,379

Operating income	7,640	8,620	16,469	18,978
Interest expense	(4,656)	(4,357)	(9,801)	(8,574)
Interest income	68	43	106	115
Other income (expense), net	4	—	(6)	707

Income before income taxes	3,056	4,306	6,768	11,226
Income tax expense	(1,126)	(1,633)	(2,500)	(4,263)

Net income	$1,930	$2,673	$4,268	$6,963

Basic earnings per share of common stock	$0.09	$0.21	$0.24	$0.57

Diluted earnings per share of common stock	$0.09	$0.21	$0.23	$0.56

Weighted average basic shares outstanding	20,752	12,498	17,838	12,311

Weighted average diluted shares outstanding	21,338	12,764	18,317	12,539

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,268	$6,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,557	6,358
Amortization	2,270	1,259
Provision for bad debts	(67)	(15)
Deferred tax expense	2,500	4,263
Amortization of financing costs	791	744
Gain on sale of assets	—	(713)
Changes in operating assets and liabilities:
Accounts and claims receivable	343	(622)
Prepaid insurance and other current assets	(1,134)	(756)
Deferred charges and other assets	(3,679)	(2,941)
Accounts payable	875	247
Accrued liabilities and other liabilities	(1,812)	(1,421)
Accrued interest	(5)	39

Net cash provided by operating activities	12,907	13,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of new vessels	(20,967)	(22,445)
Acquisitions of vessels	(10,000)	(46,400)
Proceeds from the sale of vessel	—	1,650
Capital expenditures	(4,340)	(4,181)

Net cash used in investing activities	(35,307)	(71,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowings under revolving credit facility	(40,000)	39,000
Deferred financing costs	(96)	(62)
Gross proceeds from initial public offering	79,643	—
Payments for initial public offering costs	(7,441)	—
Proceeds from borrowings under debt agreements	—	1,545
Payments on borrowings under debt agreements	—	(533)
Net cash proceeds from common stock issued	1,119	10,540

Net cash provided by financing activities	33,225	50,490

Effects of exchange rate changes on cash	10	—

Net increase (decrease) in cash and cash equivalents	10,835	(7,481)
Cash and cash equivalents at beginning of period	12,899	22,228

Cash and cash equivalents at end of period	$23,734	$14,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$10,308	$9,440

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock to partially fund the purchase of offshore supply vessels	$—	$6,000

Stock subscriptions receivable	$—	$10,975

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. Certain amounts reported in prior periods have been reclassified to conform to the 2004 presentation. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”). The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.    Earnings Per Share and Reverse Stock Split

Basic earnings per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period plus the effect of dilutive stock options. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The Company had dilutive stock options of 586 in the second quarter of 2004, 266 in the second quarter of 2003, 479 in the first six months of 2004 and 228 in the first six months of 2003, which were assumed exercised using the treasury stock method. At June 30, 2004, stock options representing 377 shares were excluded from the computation of diluted earnings per share of common stock because their exercise price was greater than the average market price of the common stock for the period ended June 30, 2004.

On March 5, 2004, the Company effected a 1-for-2.5 reverse stock split of its common stock that caused the number of outstanding shares to decrease from 36,320 to 14,528. For all periods, the share amounts and per share data reflected throughout these financial statements have been adjusted to give effect to the reverse stock split. Basic and diluted earnings per common share are each calculated based on the weighted average number of shares outstanding during the periods adjusted for the effect of the reverse stock split.

3.    Initial Public Offering

The Company completed an initial public offering of 6,000 shares of its common stock at $13.00 per share, for total gross proceeds of $78 million on March 31, 2004. The Company plans to use the net proceeds of the offering of approximately $71 million to fund a portion of the costs of the construction of ocean-going, double-hulled tank barges, the retrofit of certain existing vessels, possible future acquisitions or additional new vessel construction, and for general corporate purposes. Pending

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such uses, on March 31, 2004, the Company used a portion of the proceeds to repay the outstanding balance under its revolving credit facility. The Company’s shares of common stock trade on the New York Stock Exchange under the symbol “HOS.”

On April 28, 2004, the Company issued an additional 126 shares of its common stock pursuant to the exercise by the underwriters of the initial public offering of an option to purchase additional shares, which resulted in incremental gross proceeds to the Company of approximately $1.6 million.

4.    Long-Term Debt

On July 24, 2001, the Company issued $175,000 in principal amount of 10 5/8% senior notes. The Company realized net proceeds of approximately $165,000, a substantial portion of which was used to repay and fully extinguish all of the then-existing credit facilities. The senior notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8% on February 1 and August 1 of each year until maturity. The effective interest rate on the senior notes is 11.18%. No principal payments are due until maturity. The senior notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The senior notes are guaranteed by all of the Company’s subsidiaries. The Company may, at its option, redeem all or part of the senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company. The Company completed an exchange offer on January 18, 2002, whereby the 10 5/8% Series A senior notes, due August 1, 2008, were exchanged for 10 5/8% Series B senior notes with the same terms; the offering of which was publicly registered.

The Company has a $100,000 senior secured revolving credit facility with a current borrowing base of $60,000. The expiration date of the facility is February 13, 2009. The maturity of this facility will automatically accelerate to March 31, 2008, if by that date the Company has not redeemed its senior notes or refinanced them with debt having a maturity later than July 31, 2009. As of June 30, 2004, the Company had no outstanding balance under the revolving credit facility. As of such date, seven OSVs and four ocean-going tugs and associated personalty collateralized the revolving credit facility. Borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. Unused commitment fees are payable quarterly at the annual rate of one-quarter to three-eighths of one percent on the unused but available amounts under the revolving credit facility, based on the leverage ratio as defined in the credit facility agreement.

The revolving credit facility and indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Interest expense excludes capitalized interest related to new construction of vessels of $0.5 million in the second quarter of 2004, $0.8 million in the second quarter of 2003, $0.9 million in the first six months of 2004 and $1.6 million in the first six months of 2003.

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

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure—An Amendment of FASB Statement No. 123”, was issued by the FASB and amends SFAS 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We have not adopted either of the alternative methods of transition and continue to apply Accounting Principles Board Opinion, APB, No. 25, “Accounting for Stock Issued to Employees.” Additionally, SFAS 148 amends APB No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation cost for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under SFAS 123, the Company’s income available to common stockholders for the three months and six months ended June 30, 2004 and 2003, respectively, would have been as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income available to common stockholders:
As reported	$1,930	$2,673	$4,268	$6,963
Add (deduct): stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect(1)	(132)	63	(424)	(194)

Pro forma	$1,798	$2,736	$3,844	$6,769

Earnings per share of common stock:
Basic, as reported	$0.09	$0.21	$0.24	$0.57

Basic, pro forma	$0.09	$0.22	$0.22	$0.55

Diluted, as reported	$0.09	$0.21	$0.23	$0.56

Diluted, pro forma	$0.08	$0.21	$0.21	$0.54

(1)	The stock-based employee compensation under a fair-value-based method was a credit during the second quarter of 2003 primarily due to cancelled options.

6.    Commitments and Contingencies

Vessel Construction

At June 30, 2004, the Company was committed under vessel construction contracts with two shipyards for the construction of a total of three double-hulled tank barges—one 135,000-barrel barge and two 110,000-barrel barges.

On July 23, 2004 and July 30, 2004, the Company signed definitive agreements with the same two shipyards for the construction of a total of two additional double-hulled tank barges—one additional 135,000-barrel barge and one additional 110,000-barrel barge. As of July 30, 2004, the remaining amount expected to be incurred to complete construction with respect to the five barges was approximately $70.7 million. The Company is obligated under the terms of the contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Segment Information

The Company provides marine transportation services primarily to the energy industry through two business segments. The Company operates new generation offshore supply vessels, or OSVs, in the U.S. Gulf of Mexico and select international markets through its OSV segment. The OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment primarily operates ocean-going tugs and tank barges in the northeastern United States and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information prepared on the same basis as the Company’s unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Offshore supply vessels	$17,354	$14,596	$32,919	$27,767
Tugs and tank barges	12,934	11,414	28,716	25,590

Total	$30,288	$26,010	$61,635	$53,357

Operating expenses:
Offshore supply vessels	$6,759	$5,007	$13,562	$9,064
Tugs and tank barges	6,937	5,568	14,485	11,985

Total	$13,696	$10,575	$28,047	$21,049

Depreciation and amortization:
Offshore supply vessels	$3,273	$2,066	$6,192	$3,926
Tugs and tank barges	2,347	1,930	4,635	3,691

Total	$5,620	$3,996	$10,827	$7,617

General and administrative expenses:
Offshore supply vessels	$1,217	$1,326	$2,266	$2,530
Tugs and tank barges	2,115	1,493	4,026	3,183

Total	$3,332	$2,819	$6,292	$5,713

Operating income:
Offshore supply vessels	$6,106	$6,197	$10,899	$12,247
Tugs and tank barges	1,534	2,423	5,570	6,731

Total	$7,640	$8,620	$16,469	$18,978

Capital expenditures:
Offshore supply vessels	$5,000	$56,325	$7,959	$70,500
Tugs and tank barges	20,294	236	26,061	8,081
Corporate	981	379	1,287	446

Total	$26,275	$56,940	$35,307	$79,027

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2004	As of December 31, 2003
Identifiable assets:
Offshore supply vessels	$282,175	$276,567
Tugs and tank barges	94,081	68,589
Corporate	27,975	20,086

Total	$404,231	$365,242

Long-lived assets:
Offshore supply vessels	$261,195	$258,076
Tugs and tank barges	79,939	56,914
Corporate	1,943	1,725

Total	$343,077	$316,715

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. In this Form 10-Q, “company,” “we,” “us” and “our” refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to OSVs, means deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992.

General

We own and operate a fleet of 23 technologically advanced, new generation OSVs and one fast supply boat. Currently, 18 of our OSVs are operating in the U.S. Gulf of Mexico, three of our OSVs are operating offshore Trinidad & Tobago and two are working offshore Mexico. We also own and operate 14 ocean-going tugs and 16 ocean-going tank barges, one of which is double-hulled, in the northeastern United States, primarily New York Harbor, and in Puerto Rico. By the end of calendar 2005, our tug and tank barge segment is expected to consist of at least 14 ocean-going tugs and 18 ocean-going tank barges, six of which will be double-hulled. This projected fleet count reflects five double-hulled tank barges currently under construction and is net of the anticipated retirement of three single-hulled tank barges at the end of 2004. Upon completion of this newbuild program, 46% of our tank barge fleet is currently expected to be double-hulled, up from 7% today.

While OSVs service existing oil and gas production platforms as well as exploration and development activities, incremental OSV demand depends primarily upon the level of drilling activity, which can be influenced by a number of factors, including oil and natural gas prices and drilling budgets of exploration and production companies. As a result, utilization rates have historically been tied to oil and natural gas prices and drilling activity. However, the relatively large capital commitments, longer lead times and investment horizons associated with deepwater and deep well projects have diminished the significance of these factors compared to conventional shelf projects.

The U.S. Gulf of Mexico OSV market conditions have improved somewhat over first quarter 2004 levels, particularly during the latter part of the second quarter. We are optimistic that the recent favorable trends affecting the supply and demand of OSVs are likely to continue for the remainder of 2004 based on a number of factors. Demand for our OSVs is positively impacted by a decrease in supply of new generation vessels available for service in the U.S. Gulf of Mexico. During the second quarter of 2004, new generation OSVs have continued to leave the U.S. Gulf of Mexico for foreign markets. We estimate that 25 new generation U.S.-built vessels have mobilized to foreign waters over the past two years. Eight of those vessels have been foreign-flagged and are prohibited from ever returning to U.S. coastwise trade. Further, based on our recent bidding activity for vessels in foreign markets, we believe an additional four to six U.S.- flagged new generation vessels could depart for foreign waters by the end of 2004.

OSV market conditions have also been favorably impacted by several demand drivers. Oil and gas operators’ level of interest in the U.S. Gulf of Mexico has increased over the past two quarters. According to ODS Petrodata, the number of U.S. Gulf of Mexico drilling permits issued in 2004 as of July 16th has grown to 500 versus 435 as of the year-ago period. In addition, the Minerals

Management Service has recently announced eight deepwater discoveries and 15 deep shelf discoveries. Although the exploratory rig count in the deepwater and deep shelf has remained relatively flat during the second quarter of 2004, we have noted that the production rig count in the deepwater has increased during the first half 2004, with more rigs planned to mobilize during the second half of this year. The summer construction cycle in the U.S. Gulf of Mexico has also been a contributing driver of improved market conditions during the second quarter, a trend that we expect to continue into the third quarter of this year.

The primary demand drivers for our tug and tank barge services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The tug and tank barge market, in general, is marked by steady demand over time. Results for the first and fourth quarters of a given year are typically higher due to normal seasonal winter-weather patterns that typically result in a drop-off of activity during the second and third quarters. We generally take advantage of this seasonality to prepare our tug and tank barge fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during the second and third quarters. In addition, we continuously evaluate our customers’ needs and often elect to accelerate scheduled drydockings to take advantage of certain market opportunities.

As expected, the second quarter 2004 revenue activity was seasonally lower than the first quarter of 2004. However, it was higher than the second quarter of 2003 due mainly to increased diesel and unleaded gasoline barrel movements in the northeastern U.S. resulting from low inventory levels there. Although gasoline prices have reached record levels, demand for gasoline has not been impacted, particularly during the summer driving season. The Energy Information Administration, or EIA, had predicted that daily gasoline usage would be higher in 2004 while gasoline stocks would be at their lowest levels in 30 years. These trends have continued throughout the summer driving season and reflect the most recent EIA statistics. According to the the EIA’s “Short Term Energy Outlook 2004” report, the overall level of petroleum inventories in the United States remains below normal, particularly on the East Coast, and distillate fuel inventories have remained relatively stagnant during a period in which steady stock builds usually occur. This report also predicted sustained growth in global oil demand for 2004 and 2005 with spot crude oil prices remaining at current levels through next year. However, the EIA also stated that absent serious gasoline supply disruptions, gasoline prices are expected to continue a gradual downward drift over the second half of 2004 as the rate of growth in gasoline demand slows.

As the next major Oil Pollution Act of 1990, or OPA 90, milestone approaches on January 1, 2005, customer demand for double-hulled equipment has led to increases in dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In November 2003, we commenced a double-hulled tank barge newbuild construction program, in part, to address our need to replace three single-hulled tank barges that are required under OPA 90 to be retired from service prior to January 1, 2005. Our newbuild program, which currently consists of five double-hulled tank barges, is based on a proprietary new tank barge design that we have developed in-house to replace and expand our existing fleet of ocean-going tank barges. The design of these vessels is intended to maximize transit speed, improve cargo through-put rates and enhance crew safety features. All five of the double-hulled tank barges that we now have under construction are expected to commence service under long-term contracts following their delivery from the shipyards. In light of our current backlog of customer demand for new double-hulled tonnage for additional long-term contract opportunities, we are evaluating our remaining fixed-price shipyard option for the construction of one additional double-hulled tank barge.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by United States generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to our critical accounting policies as reported in our Form 10-K during the six months ended June 30, 2004.

Results of Operations

The table below sets forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These OSVs and tugs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations for the recently acquired HOS Hotshot, a newly constructed 165-ft. fast supply boat that we had been operating under a bareboat charter since it was delivered in April 2003. We exercised our option to purchase that vessel in May 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Offshore Supply Vessels:
Average number of vessels	23.0	14.2	22.7	13.7
Average utilization rate(1)	83.8%	92.3%	81.1%	91.0%
Average dayrate(2)	$9,642	$12,062	$9,636	$12,220
Tugs and Tank Barges:
Average number of tank barges	16.0	16.0	16.0	15.8
Average fleet capacity (barrels)	1,156,330	1,156,330	1,156,330	1,133,797
Average barge capacity (barrels)	72,271	72,271	72,271	71,893
Average utilization rate(1)	79.9%	67.8%	85.5%	75.4%
Average dayrate(3)	$10,842	$10,999	$11,181	$11,239

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Average dayrate represents average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third party equipment.

The Securities and Exchange Commission, or SEC, has adopted rules regulating the use of non-GAAP financial measures, such as EBITDA, in filings with the SEC, disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP.

EBITDA consists of earnings (net income) before interest expense, provision for income taxes, depreciation and amortization. This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a description of how management uses, and why we believe investors use, EBITDA in evaluating our operating performance.

The following table reconciles EBITDA with our net income for each of our business segments and in the aggregate, for the three months and six months ended June 30, 2004 and 2003, respectively (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EBITDA:
Offshore Supply Vessels:
Net income	$1,574	$1,761	$1,924	$3,424
Plus:
Interest expense	3,778	3,389	7,927	6,781
Income tax expense	876	1,074	1,121	2,093
Depreciation and amortization	3,273	2,066	6,192	3,926

EBITDA	$9,501	$8,290	$17,164	$16,224

Tugs and Tank Barges:
Net income	$356	$912	$2,344	$3,539
Plus:
Interest expense	878	968	1,874	1,793
Income tax expense	250	559	1,379	2,170
Depreciation and amortization	2,347	1,930	4,635	3,691

EBITDA	$3,831	$4,369	$10,232	$11,193

Consolidated Total:
Net income	$1,930	$2,673	$4,268	$6,963
Plus:
Interest expense	4,656	4,357	9,801	8,574
Income tax expense	1,126	1,633	2,500	4,263
Depreciation and amortization	5,620	3,996	10,827	7,617

EBITDA	$13,332	$12,659	$27,396	$27,417

The following table provides detailed components of net income for each of our business segments and in the aggregate, for the three months and six months ended June 30, 2004 and 2003, respectively (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Offshore supply vessels	$17,354	$14,596	$32,919	$27,767
Tugs and tank barges	12,934	11,414	28,716	25,590

	$30,288	$26,010	$61,635	$53,357

Operating expenses:
Offshore supply vessels	$6,759	$5,007	$13,562	$9,064
Tugs and tank barges	6,937	5,568	14,485	11,985

	$13,696	$10,575	$28,047	$21,049

Depreciation and amortization:
Offshore supply vessels	$3,273	$2,066	$6,192	$3,926
Tugs and tank barges	2,347	1,930	4,635	3,691

	$5,620	$3,996	$10,827	$7,617

General and administrative expenses	$3,332	$2,819	$6,292	$5,713

Interest expense	$4,656	$4,357	$9,801	$8,574

Interest income	$68	$43	$106	$115

Income tax expense	$1,126	$1,633	$2,500	$4,263

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues.    Revenues were $30.3 million for the three months ended June 30, 2004, compared to $26.0 million for the same period in 2003, an increase of $4.3 million or 16.5%. This increase in revenues is primarily the result of the increase in the size of our OSV fleet by an average of nine vessels since June 2003. The additional revenues generated by these vessels accounted for a $3.1 million increase in revenues which was supplemented by a $1.2 million increase in revenue related to vessels that were in service during each of the quarters ended June 30, 2004 and 2003.

Revenues from our OSV segment were $17.4 million for the three months ended June 30, 2004, compared to $14.6 million for the same period in 2003, an increase of $2.8 million or 19.2%. The net increase in segment revenue is due to the quarter-over-quarter average fleet increase of nine OSVs. Our utilization rate was 83.8% for the three months ended June 30, 2004, which was lower than the 92.3% we achieved in the same period of 2003. Our OSV average dayrate decreased to $9,642 in the second quarter of 2004 compared to $12,062 in the same period of 2003, a decrease of $2,420 or 20.1%. Lower dayrates were driven by market conditions in the U.S. Gulf of Mexico and a change in our average vessel size after the acquisition of six 220’ class vessels in mid-2003. Our utilization and dayrates were more susceptible to market fluctuations during the second quarter of 2004 as we had more OSVs operating under spot contracts compared to the year-ago quarter. To a lesser degree, OSV utilization was also impacted by the drydocking of vessels for 41 days out-of-service compared to 12 days in the 2003 quarter. Based on current market trends, we anticipate further improvement in our OSV utilization during the balance of 2004, with dayrates for each vessel class at or above second quarter levels.

Revenues from our tug and tank barge segment totaled $12.9 million for the three months ended June 30, 2004 compared to $11.4 million for the same period in 2003, an increase of $1.5 million or 13.2%. The segment revenue increase is primarily due to higher levels of gasoline and diesel barrels moved in the 2004 quarter compared to the 2003 quarter. Revenues for the three months ended June 30, 2004 included $0.8 million that was equal to the cost of in-chartering third-party equipment paid by customers compared to $0.7 million in the prior-year quarter. Our utilization rate increased to 79.9% for the three months ended June 30, 2004 compared to 67.8% for the same period in 2003. The higher utilization was primarily the result of increased movements of diesel and unleaded gasoline barrels as gasoline inventories during the summer of 2004 have been at 30-year seasonal record lows. Another contributing factor to higher utilization was more drydocking and repair activities in the second quarter of 2003 compared to the second quarter of 2004. Our average dayrate of $10,842 for the three months ended June 30, 2004 was fairly constant with our average dayrate of $10,999 for the same period of 2003.

Operating Expense.    Our operating expense increased to $13.7 million for the quarter ended June 30, 2004 compared to $10.6 million for the same period in 2003, an increase of $3.1 million or 29.2%. The increase in operating expense resulted primarily from the increase in the size of our OSV fleet since June 2003 and increased costs related to Homeland Security measures, training, repair and maintenance, and drydocking amortization expense related to vessels recertified during the trailing twelve months.

Operating expense for our OSV segment increased to $6.8 million in the second quarter of 2004 compared to $5.0 million in the same period of 2003, an increase of $1.8 million or 36.0%. This increase was primarily related to having an average of nine additional new generation OSVs in service for the three months ended June 30, 2004 compared to the same period in 2003. Average daily operating costs per vessel for the three months ended June 30, 2004 decreased over the same period in 2003, commensurate with the change in our fleet complement with the addition of six 220’ vessels in mid-2003.

Operating expense for our tug and tank barge segment was $6.9 million for the three months ended June 30, 2004 compared to $5.6 million for the same period of 2003, an increase of $1.3 million or 23.2%. Operating expense for the second quarters of 2004 and 2003 each included $0.5 million of the cost of in-chartering third-party equipment paid by customers. The operating expense increase is primarily the result of higher fuel and personnel costs incurred during the second quarter of 2004. Average daily operating costs per vessel, excluding in-chartering expenses, for the second quarter of 2004 increased over the same period of 2003 commensurately with the overall increase in operating expense discussed above.

Depreciation and Amortization.    Our depreciation and amortization expense of $5.6 million for the three months ended June 30, 2004 increased $1.6 million or 40.0% compared to $4.0 million for the same period in 2003. Depreciation and amortization were higher in the second quarter of 2004 as a result of having an average of nine more vessels in our fleet and increased drydocking activity during the trailing twelve month period. These expenses are expected to increase further with the delivery of five newly constructed tank barges and two newly acquired tugs, and then again when these and any other recently acquired or newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expenses.    Second-quarter 2004 general and administrative expenses of $3.3 million were $0.5 million or 17.9% higher than the $2.8 million reported in the 2003 quarter. We expect these costs to increase for the remainder of 2004 to accommodate our continued growth, including our recent acquisition of two ocean-going tugs and construction of five double-hulled tank barges, and our increased reporting obligations under federal securities laws as a newly public company.

Interest Expense.    Interest expense was $4.7 million for the second quarter of 2004 compared to $4.4 million for the same period of 2003, an increase of $0.3 million or 6.8%. Capitalization of interest costs relating to new construction of vessels was approximately $0.5 million for the three months ended June 30, 2004 compared to $0.8 million for the same period in 2003. The average revolver balance was $9.9 million for the second quarter of 2003 compared to having no outstanding balance under the revolver during the second quarter of 2004.

Interest Income.    Interest income of $0.1 million for the second quarter of 2004 was fairly constant with the interest earned for the same period of 2003.

Income Tax Expense.    Our effective tax rate for the three months ended June 30, 2004 was 37%, compared to 38% for the same period of 2003. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues.    Revenues were $61.6 million for the six months ended June 30, 2004, compared to $53.4 million for the same period in 2003, an increase of $8.2 million or 15.4%. This increase in revenues is primarily the result of the growth of our fleet since June 2003. Our operating fleet grew from an average of 42 vessels at the end of the second quarter of 2003 to 51 vessels at the end of the second quarter of 2004. The incremental revenues generated by the additional vessels accounted for a $5.5 million increase in revenue which was supplemented by a $2.7 million increase in revenues from our vessels that were in service during the entire six-month periods ended June 30, 2004 and 2003.

Revenues from our OSV segment increased to $32.9 million for the first six months of 2004 compared to $27.8 million for the first six months of 2003, an increase of $5.1 million or 18.3%. Our utilization rate was 81.1% for the first six months of 2004 compared to 91.0% for the same period of 2003. The decrease in utilization was driven by having fewer long-term contracts and more vessels operating in the spot market in 2004. Spot market contracts are more susceptible to the weak market conditions that have existed over the past two years in the U.S. Gulf of Mexico. Our OSV average dayrate was $9,636 for the first six months of 2004 compared to $12,220 for the same period in 2003, a decrease of $2,584 or 21.1%. The decrease in average dayrates primarily reflects the weak market conditions during the first half of 2004 and the change in our average vessel size after the addition of six 220’ class vessels to our OSV fleet in mid-2003.

Revenues from our tug and tank barge segment totaled $28.7 million for the first six months of 2004 compared to $25.6 million for the same period in 2003, an increase of $3.1 million or 12.1%. The segment revenue increase is primarily due to the colder than average winter patterns that occurred during the first quarter of 2004 and higher barrel movements for gasoline and diesel fuel during the second quarter of 2004. Our utilization rate increased to 85.5% for the first six months of 2004 compared to 75.4% for the same period in 2003 primarily due to the weather conditions and gasoline demand noted above and fewer drydocking days occurring in the second quarter of 2004 compared to the second quarter of 2003. Our average dayrate of $11,181 for the six months ended June 30, 2004 was fairly constant with our average dayrate of $11,239 for the same period of 2003.

Operating Expense.    Our operating expense increased to $28.0 million for the first six months of 2004 compared to $21.0 million in the same period of 2003, an increase of $7.0 million or 33.3%. The increase in operating expense is primarily the result of more vessels being in service during the first six months of 2004 compared to the first six months of 2003.

Operating expense for our OSV segment increased $4.5 million or 49.5% for the first six months of 2004 to $13.6 million compared to $9.1 million for the first six months of 2003. This increase was primarily the result of having an average of nine more vessels in service during the first six months of 2004 compared to the first six months of 2003. Average daily operating costs per vessel for the first six months of 2004 decreased over the same period of 2003 commensurate with the decrease in operating costs related to the change in our fleet complement in mid-2003.

Operating expense for our tug and tank barge segment was $14.5 million for the first six months of 2004 compared to $12.0 million for the same period in 2003, an increase of $2.5 million or 20.8%. Tug and tank barge operating expenses as well as average daily operating costs per vessel increased primarily due to increased costs related to Homeland Security measures, training, repair and maintenance, and drydocking amortization expense related to vessels recertified during the trailing twelve months.

Depreciation and Amortization.    Our depreciation and amortization expense of $10.8 million for the six months ended June 30, 2004 increased $3.2 million or 42.1% compared to $7.6 million for the same period in 2003. Depreciation and amortization were higher in the first half of 2004 as a result of having an average of nine additional vessels in our fleet and increased drydocking activity compared to the same period in 2003. These expenses are expected to increase further with the delivery of five newly constructed tank barges and two newly acquired tugs and when these and any other recently acquired or newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense.    Our general and administrative expense was $6.3 million for the first six months of 2004 compared to $5.7 million for the same period of 2003, an increase of $0.6 million or 10.5%. This increase primarily resulted from increased overhead relating to the costs associated with the expansion of our fleet, and costs related to increased reporting obligations under the federal securities laws as a newly public company.

Interest Expense.    Interest expense was $9.8 million for the first six months of 2004 compared to $8.6 million for the first six months of 2003, an increase of $1.2 million or 14.0%. The increase in interest expense resulted from lower capitalized interest in 2004 related to the construction in progress of three vessels compared to the construction in progress of four vessels during the 2003 period. Capitalization of interest costs relating to new construction of vessels was approximately $0.9 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively. Average revolver balances were $22.3 million and $5.9 million for the six months ended June 30, 2004 and 2003, respectively.

Interest Income.    Interest income was $0.1 million in the first six months of 2004 and 2003, respectively. Average cash balances were $18.3 million and $18.5 million for the six months ended June 30, 2004 and 2003, respectively.

Income Tax Expense.    Our effective tax rate was 37% and 38% for the first six months of 2004 and 2003, respectively. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

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

We have a five-year $100 million senior secured revolving credit facility with a borrowing base of $60 million. As of June 30, 2004, we had $60 million of credit immediately available under such facility. We have made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction, retrofit of existing or acquisition of additional vessels, including OSVs and ocean-going tugs and tank barges, as needed to take advantage of the demand for such vessels. The five double-hulled tank barges currently being constructed will replace three single-hulled vessels that are required to be retired under OPA 90 prior to January 1, 2005 and increase the net barrel-carrying capacity of our fleet by approximately 320,000 barrels or 28%.

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

Operating Activities.    We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $12.9 million for the six months ended June 30, 2004, compared to $13.4 million for the same period in 2003. This decrease in operating cash flows from the year-ago periods was primarily due to higher cash outlays for drydock recertification activity during the six months ended June 30, 2004. Our cash flow from operations for calendar 2004 should reflect a full year of revenue contribution from the nine vessels we added to our fleet in 2003 and nine months of activity for one OSV that entered service in March 2004. However, continued soft market conditions in the U.S. Gulf of Mexico, although improving, could temper cash flows from operations. During calendar 2004, we expect to drydock a total of eight OSVs, six tugs, and eight tank barges for recertification and/or discretionary vessel enhancements for an estimated total cost of approximately $12.8 million.

As of December 31, 2003, we had federal tax net operating loss carryforwards of approximately $37.4 million available through 2018 to offset future taxable income. These tax net operating losses were generated primarily through accelerated tax depreciation applied to our vessels. Our use of these federal tax net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current and planned fleet, however, we expect to continue generating federal tax net operating losses over the near term.

Investing Activities.    Net cash used in investing activities was $35.3 million for the six months ended June 30, 2004 compared to $71.4 million for the same period in 2003. Cash used in investing activities for both periods were primarily for new vessel construction, vessel acquisitions and miscellaneous capital expenditures, and, for the six months ended June 30, 2003, an offset of $1.7 million in cash proceeds from the sale of a single-hulled tank barge during such period. For the remainder of 2004, investing activities are anticipated to include costs for new vessel construction related to five double-hulled tank barges, capital expenditures comprised of discretionary vessel modifications and miscellaneous corporate equipment purchases, and the potential construction or acquisition of additional vessels.

Financing Activities.    Net cash provided by financing activities was $33.2 million for the six months ended June 30, 2004, generated primarily from net proceeds from our recent initial public offering of common stock, after payment of our then-existing outstanding borrowings under our revolving credit facility. For the six months ended June 30, 2003, net cash provided by financing activities was $50.5 million generated primarily from the proceeds of borrowings under our revolving credit facility and issuance of our common stock to partially fund certain vessel purchases. On April 28, 2004, we received net proceeds of $1.5 million from the issuance of additional shares of common stock pursuant to the exercise of an option by the underwriters of our initial public offering. For the remainder of 2004, we expect to generate cash from financing activities primarily from borrowings under our revolving credit facility as needed. In addition, we are continually evaluating our alternatives with respect to the potential refinancing of our senior unsecured notes.

Contractual Obligations

We have a $100 million revolving credit facility with a borrowing base of $60 million. As of June 30, 2004, we had no outstanding balance, as we used a portion of the net proceeds from our recent initial public offering to re-pay all borrowings thereunder. Thus, we have $60 million of borrowing capacity immediately available under that facility.

As of June 30, 2004, we had outstanding debt of $172.9 million, net of original issue discount, under our unsecured senior notes. The effective interest rate on the senior notes is 11.18% and is payable semi-annually each February 1 and August 1. The senior notes do not require any payments of principal prior to their stated maturity on August 1, 2008, but pursuant to the indenture under which the senior notes are issued, we are required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

For additional information with respect to our revolving credit facility and our senior notes, please refer to note 4 of our unaudited consolidated financial statements included herein.

During the six months ended June 30, 2004, we expended $19.0 million for new vessel construction, before allocation of construction period interest, which was comprised of $1.5 million for an OSV and $17.5 million for our tank barge newbuild program. We recently announced the exercise of an option with a shipyard for the construction of one additional double-hulled tank barge under our current tank barge newbuild program and an agreement with another shipyard for the construction of a fifth double-hulled tank barge. The five barges now under construction, along with two higher horsepower tugs that were recently purchased as power sources for these larger barges, are expected to cost approximately $102 million in the aggregate, of which about $27 million has already been incurred and paid during the fourth quarter of 2003 and the first six months of 2004. We expect to incur the remaining balance of $75 million as follows: $33 million during the remainder of 2004 and $42 million in 2005. The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones. However, the amounts are not expected to change materially in the aggregate.

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

We are subject to interest rate risk on our long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The senior notes accrue interest at the rate of 10 5/8% per annum and mature on August 1, 2008. Our revolving credit facility has a variable interest rate and, therefore, is not subject to interest rate risk. As of June 30, 2004, we had no drawings under such facility.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in select international markets, our exposure to certain risks typically associated with foreign currency fluctuation is expected to increase. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations.

As of June 30, 2004, there were no material changes in our market or interest rate risk or material gains or losses associated with currency fluctuations since last reported on our Annual Report on Form 10-K for the period ended December 31, 2003.

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

Item 2—Changes in Securities and Use of Proceeds

In September 2003, we filed a Registration Statement on Form S-1 (Registration No. 333-108943) (as amended, the “Registration Statement”), in connection with our initial public offering of common stock. The Registration Statement was declared effective on March 25, 2004 and on March 31, 2004 we completed the initial public offering of 6,000,000 shares of our common stock, resulting in net proceeds of approximately $71 million. On April 28, 2004, the Company issued an additional 126,000 shares of common stock pursuant to the exercise by the underwriters of the initial public offering of an option to purchase additional shares of common stock, resulting in net proceeds of approximately $1.5 million. The Company plans to use the net proceeds of the offering to fund a portion of the costs of the construction of ocean-going, double-hulled tank barges, the retrofit of certain existing vessels, possible future acquisitions or additional new vessel construction, and for general corporate purposes. Pending these uses, we repaid debt under our revolving credit facility of $40 million on March 31, 2004. The amount repaid can be reborrowed under our revolving credit facility, which currently has a $60 million borrowing base. From March 31, 2004 to June 30, 2004, the Company also used $23.3 million of the net proceeds from the public equity offering to fund expenditures related to its tank barge newbuild program and the acquisitions of two ocean-going tugs and one fast supply boat.

During the second quarter of 2004, we issued 9,090 shares of our common stock to certain holders of options granted under our Incentive Compensation Plan upon the exercise of such options. The total amount of consideration we received for the issuance of these shares was approximately $48,000, net of taxes. The issuance of these shares of our common stock was exempt from registration under Rule 701 promulgated under the Securities Act of 1933.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

On June 30, 2004, we held our Annual Meeting of Stockholders. At the meeting, Bruce W. Hunt, Bernie W. Stewart and Andrew L. Waite were re-elected to serve on our board of directors as Class I directors until our 2007 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified or until their earlier resignation or removal. As to each of the foregoing directors, the number of shares cast for or against their re-election, as well as the number of abstentions and broker non-votes, were as follows:

Name	For	Against	Abstentions/Broker Non-votes
Bruce W. Hunt	19,538,322	53,254	—
Bernie W. Stewart	19,396,022	195,554	—
Andrew L. Waite	19,587,072	4,504	—

The other directors continuing in office after the meeting were Todd M. Hornbeck, Larry D. Hornbeck, Patricia B. Melcher and David A. Trice.

In addition, at the annual meeting, our stockholders ratified the board of directors’ appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2004 to conduct our annual audits and quarterly reviews of financial statements and tax and other advisory services. The number of shares cast for or against this matter, as well as the number of abstentions and broker non-votes, were as follows:

For	Against	Abstentions/Broker Non-votes
19,456,462	134,214	900

Item 5—Other Information

None.

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

*3.3	—Fourth Restated Bylaws of the Company adopted June 30, 2004

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

Exhibit Number	Description of Exhibit

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

(b)    Reports on Form 8-K.

During the quarter for which this report is filed, the registrant filed four Current Reports on Form 8-K, as follows:

On May 6, 2004, we furnished a report on Form 8-K announcing that we had issued a press release that reported first quarter 2004 results, the completion of our initial public offering and the construction of an additional double-hulled tank barge.

On May 26, 2004, we filed a report on Form 8-K announcing that two of our inside directors, Christian G. Vaccari and Richard W. Cryar, had resigned from the Board of Directors, effective immediately

On June 1, 2004, we filed a report on Form 8-K announcing that we had exercised our option to purchase the HOS Hotshot, a newly constructed 165-ft.fast supply boat that we had been operating under a bareboat charter since the vessel was delivered in April 2003. In addition, we announced that we had entered into a definitive agreement to purchase two 6,000 horsepower ocean-going tugs that were built in 1983.

On June 11, 2004, we filed a report on Form 8-K announcing that our 2004 annual meeting of stockholders would be held on June 30, 2004.

Since the end of the quarter for which this report is filed, the registrant filed three Current Reports on Form 8-K, as follows:

On July 23, 2004, we filed a report on Form 8-K announcing the construction of a fourth double-hulled tank barge and award of two long-term barge contracts.

On August 2, 2004, we filed a report on Form 8-K announcing the construction of a fifth double-hulled tank barge.

On August 4, 2004, we furnished a report on Form 8-K announcing that we had issued a press release that reported second quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 10, 2004	/S/ JAMES O. HARP, JR.
James O. Harp, Jr. Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit

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

*3.3	—Fourth Restated Bylaws of the Company adopted June 30, 2004

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

Exhibit Number	Description of Exhibit

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