Form 10-Q
period 2004-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2004-11-10
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The total number of shares of common stock, par value $.01 per share, outstanding as of November 8, 2004 was 20,810,328.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,503	$12,899
Accounts receivable, net of allowance for doubtful accounts of $364 and $454, respectively	20,029	16,544
Prepaid insurance	1,166	291
Property taxes receivable	1,429	2,144
Other current assets	1,912	1,661

Total current assets	42,039	33,539
Property, plant, and equipment, net	346,974	316,715
Goodwill, net	2,628	2,628
Deferred charges, net	13,940	12,316
Other assets	75	44

Total assets	$405,656	$365,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,041	$3,884
Accrued interest	3,133	7,799
Accrued payroll and benefits	2,868	3,911
Other accrued liabilities	648	247

Total current liabilities	10,690	15,841
Revolving credit facility	—	40,000
Long-term debt, net of original issue discount of $2,037 and $2,323, respectively	172,963	172,677
Deferred tax liabilities, net	28,049	23,567
Other liabilities	1,061	762

Total liabilities	212,763	252,847
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 20,810 and 14,528 shares issued and outstanding, respectively	208	145
Additional paid-in capital	163,197	90,351
Retained earnings	29,456	21,883
Accumulated other comprehensive income	32	16

Total stockholders’ equity	192,893	112,395

Total liabilities and stockholders’ equity	$405,656	$365,242

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	$32,892	$28,215	$94,526	$81,572
Costs and expenses:
Operating expenses	14,066	12,182	42,113	33,232
Depreciation and amortization	6,050	4,816	16,876	12,433
General and administrative expenses	3,537	2,941	9,829	8,654

	23,653	19,939	68,818	54,319

Operating income	9,239	8,276	25,708	27,253
Interest expense	(4,089)	(4,804)	(13,890)	(13,378)
Interest income	107	25	213	141
Other income (expense), net	28	(10)	24	697

Income before income taxes	5,285	3,487	12,055	14,713
Income tax expense	(1,982)	(1,328)	(4,482)	(5,591)

Net income	$3,303	$2,159	$7,573	$9,122

Basic earnings per share of common stock	$0.16	$0.15	$0.40	$0.70

Diluted earnings per share of common stock	$0.15	$0.15	$0.39	$0.69

Weighted average basic shares outstanding	20,802	14,403	18,834	13,016

Weighted average diluted shares outstanding	21,383	14,678	19,386	13,283

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,573	$9,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,963	10,261
Amortization	3,913	2,172
Provision for bad debts	(90)	69
Deferred tax expense	4,482	5,591
Amortization of financing costs	1,166	1,131
Gain on sale of assets	—	(713)
Equity in income from investment	(31)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,395)	(4,570)
Prepaid insurance and other current assets	(411)	(1,007)
Deferred charges and other assets	(6,312)	(4,364)
Accounts payable	120	(833)
Accrued liabilities and other liabilities	(686)	(732)
Accrued interest	(4,666)	(4,643)

Net cash provided by operating activities	14,626	11,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of new vessels	(27,282)	(30,667)
Acquisitions of vessels	(10,000)	(55,400)
Proceeds from the sale of vessel	—	1,650
Capital expenditures	(5,940)	(6,965)

Net cash used in investing activities	(43,222)	(91,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowings under revolving credit facility	(40,000)	46,900
Deferred financing costs	(107)	(95)
Gross proceeds from initial public offering	79,643	—
Payments for initial public offering costs	(7,682)	—
Net cash proceeds from common stock issued	1,330	23,327

Net cash provided by financing activities	33,184	70,132

Effects of exchange rate changes on cash	16	—

Net increase (decrease) in cash and cash equivalents	4,604	(9,766)
Cash and cash equivalents at beginning of period	12,899	22,228

Cash and cash equivalents at end of period	$17,503	$12,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$18,672	$19,260

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock to partially fund the purchase of offshore supply vessels	$—	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. Certain amounts reported in prior periods have been reclassified to conform to the 2004 presentation. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”). The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of Statement Financial Accounting Standards (SFAS) 128 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income applicable to common stockholders	$3,303	$2,159	$7,573	$9,122

Weighted average number of shares of common stock outstanding	20,802	14,403	18,834	13,016
Add: Net effect of dilutive stock options (1)	581	275	552	267

Adjusted weighted average number of shares of common stock outstanding	21,383	14,678	19,386	13,283

Earnings per share of common stock:
Basic	$0.16	$0.15	$0.40	$0.70

Diluted	$0.15	$0.15	$0.39	$0.69

(1)	At September 30, 2004, stock options representing rights to acquire 356 shares of common stock were excluded from the computation of diluted earnings per share of common stock because their exercise price was greater than the average market price of the common stock for the period ended September 30, 2004.

On March 5, 2004, the Company effected a 1-for-2.5 reverse stock split of its common stock that caused the number of outstanding shares to decrease from 36.3 million to 14.5 million. For all periods, the share amounts and per share data reflected throughout these financial statements have been adjusted to give effect to the reverse stock split. Basic and diluted earnings per common share are each calculated based on the weighted average number of shares outstanding during the periods adjusted for the effect of the reverse stock split.

3.	Initial Public Offering

The Company completed an initial public offering of 6 million shares of its common stock at $13.00 per share on March 31, 2004 and on April 28, 2004, the Company issued an additional 126,000 shares of its common stock pursuant to the exercise by the underwriters of the initial public offering of an option to purchase additional shares, resulting in total net proceeds to the Company of approximately $73 million. On March 31, 2004, the Company used a portion of the proceeds to repay the outstanding balance under its revolving credit facility and, from March 31, 2004 to September 30, 2004, used $32.1 million of the net proceeds to fund expenditures related to its tank barge newbuild program, the acquisition and retrofit of two ocean-going tugs, the acquisition of one fast supply vessel, and for general corporate purposes. The Company’s shares of common stock trade on the New York Stock Exchange under the symbol “HOS.”

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Long-Term Debt

On July 24, 2001, the Company issued $175 million in principal amount of 10 5/8% senior notes. The Company realized net proceeds of approximately $165 million, a substantial portion of which was used to repay and fully extinguish all of the then-existing credit facilities. The senior notes mature on August 1, 2008 and require semi-annual interest payments at an annual rate of 10 5/8% on February 1 and August 1 of each year until maturity. The effective interest rate on the senior notes is 11.18%. No principal payments are due until maturity. The senior notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The senior notes are guaranteed by all of the Company’s subsidiaries. The Company may, at its option, redeem all or part of the senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company. The Company completed an exchange offer on January 18, 2002, whereby the 10 5/8% Series A senior notes, due August 1, 2008, were exchanged for 10 5/8% Series B senior notes with the same terms; the offering of which was publicly registered.

The Company has a $100 million senior secured revolving credit facility with a current borrowing base of $60 million. The expiration date of the facility is February 13, 2009. The maturity of this facility will automatically accelerate to March 31, 2008, if by that date the Company has not redeemed its senior notes or refinanced them with debt having a maturity later than July 31, 2009. As of September 30, 2004, the Company had no outstanding balance under the revolving credit facility. As of such date, seven OSVs and four ocean-going tugs and associated personalty collateralized the revolving credit facility. Borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. Unused commitment fees are payable quarterly at the annual rate of one-quarter to three-eighths of one percent on the unused but available amounts under the revolving credit facility, based on the leverage ratio as defined in the credit facility agreement.

The revolving credit facility and indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

On November 3, 2004, the Company commenced a cash tender offer for, and the solicitation of consents to eliminate most of the restrictive covenants and certain defined events of default relating to, these existing senior notes.

Interest expense excludes capitalized interest related to new construction of vessels of $1.0 million in the third quarter of 2004, $0.7 million in the third quarter of 2003, $1.9 million in the first nine months of 2004 and $2.3 million in the first nine months of 2003.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Incentive Compensation Plan

The Company established an incentive compensation plan that provides the Company with the ability to grant options for a maximum of 3.5 million shares of common stock. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. On September 16, 2004, the Company filed a Registration Statement on Form S-8 to register the shares of common stock issuable under the Plan.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation cost for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under SFAS 123, the Company’s income available to common stockholders for the three months and nine months ended September 30, 2004 and 2003, respectively, would have been as indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income available to common stockholders:
As reported	$3,303	$2,159	$7,573	$9,122
Deduct stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(116)	(90)	(541)	(284)

Pro forma	$3,187	$2,069	$7,032	$8,838

Earnings per share of common stock:
Basic, as reported	$0.16	$0.15	$0.40	$0.70

Basic, pro forma	$0.15	$0.14	$0.37	$0.68

Diluted, as reported	$0.15	$0.15	$0.39	$0.69

Diluted, pro forma	$0.15	$0.14	$0.36	$0.67

6.	Commitments and Contingencies

Vessel Construction

At September 30, 2004, the Company was committed under vessel construction contracts with two shipyards for the construction of a total of five double-hulled tank barges – two 135,000-barrel barges and three 110,000-barrel barges. As of September 30, 2004, the remaining amount expected to be incurred to complete construction with respect to the five barges was approximately $63.1 million. The Company is obligated under the terms of the contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction.

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

The Company provides marine transportation services primarily to the energy industry through two business segments. The Company operates new generation offshore supply vessels, or OSVs, in the U.S. Gulf of Mexico and select international markets through its OSV segment. The OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment primarily operates ocean-going tugs and tank barges in the northeastern United States and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Offshore supply vessels	$20,231	$17,355	$53,149	$45,123
Tugs and tank barges	12,661	10,860	41,377	36,449

Total	$32,892	$28,215	$94,526	$81,572

Operating expenses:
Offshore supply vessels	$7,628	$6,677	$21,190	$15,742
Tugs and tank barges	6,438	5,505	20,923	17,490

Total	$14,066	$12,182	$42,113	$33,232

Depreciation and amortization:
Offshore supply vessels	$3,320	$2,620	$9,511	$6,546
Tugs and tank barges	2,730	2,196	7,365	5,887

Total	$6,050	$4,816	$16,876	$12,433

General and administrative expenses:
Offshore supply vessels	$1,579	$1,514	$3,845	$4,044
Tugs and tank barges	1,958	1,427	5,984	4,610

Total	$3,537	$2,941	$9,829	$8,654

Operating income:
Offshore supply vessels	$7,704	$6,544	$18,603	$18,791
Tugs and tank barges	1,535	1,732	7,105	8,462

Total	$9,239	$8,276	$25,708	$27,253

Capital expenditures:
Offshore supply vessels	$970	$19,380	$8,929	$89,880
Tugs and tank barges	7,266	373	32,943	8,454
Corporate	63	252	1,350	698

Total	$8,299	$20,005	$43,222	$99,032

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2004	As of December 31, 2003
Identifiable assets:
Offshore supply vessels	$286,399	$276,567
Tugs and tank barges	99,304	68,589
Corporate	19,953	20,086

Total	$405,656	$365,242

Long-lived assets:
Offshore supply vessels	$258,614	$258,076
Tugs and tank barges	86,177	56,914
Corporate	2,183	1,725

Total	$346,974	$316,715

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. In this Form 10-Q, “company,” “we,” “us” and “our” refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to OSVs, means deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992.

General

We own and operate a fleet of 23 technologically advanced, new generation OSVs and one fast supply vessel. Currently, 17 of our OSVs are operating in the U.S. Gulf of Mexico, four of our OSVs are operating offshore Trinidad & Tobago and two are working offshore Mexico. We also own and operate 14 ocean-going tugs and 16 ocean-going tank barges, one of which is double-hulled. Currently, 14 of our tank barges are operating in the northeastern United States, primarily New York Harbor, and two are operating in Puerto Rico. By the end of calendar 2005, our tug and tank barge segment is expected to consist of at least 14 ocean-going tugs and 18 ocean-going tank barges, six of which will be double-hulled. This projected fleet count reflects five double-hulled tank barges currently under construction and is net of the anticipated retirement of three single-hulled tank barges at the end of 2004. Upon completion of this newbuild program, 46% of our tank barge fleet barrel capacity is currently expected to be double-hulled, up from 7% today.

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

Market conditions in the U.S. Gulf of Mexico continue to show positive trends. Based on feedback from our customers operating in the Gulf of Mexico, we believe that our customers recognize the superior capabilities of our proprietary OSVs, which has contributed to our ability to achieve higher dayrates and utilization rates and increased overall operating cost efficiencies than our competitors. Although the demand for new generation equipment has historically been driven by deepwater, deep shelf and highly complex projects, we are observing increased demand for our vessels for all types of projects, including transition zone and shelf activity, irrespective of water depth, drilling depth or project type. Notably, this prevailing shift in customer preference does not appear to be limited to the U.S. Gulf of

Mexico, as we have observed this preference in foreign areas such as Mexico, Trinidad & Tobago, Brazil and West Africa. We plan our mix of long-term and spot market contracts with respect to our OSVs based on anticipated market conditions.

Further indications of improvement in the U.S. Gulf of Mexico OSV market include the continued support for the expansion of deepwater and deep shelf projects, as evidenced by public comments from offshore drilling contractors relating to the increased demand for rigs, and public comments from oil and gas producers on increases to their capital budgets or acceleration of their development plans for these offshore areas. Additionally, there are signs that this could be a long-term trend. For example, in the offshore oil and natural gas lease sale held in August 2004 by the Minerals Management Service, interest in acquiring leases was the highest it has been in the last six years, a 22% increase from a year ago, with 44% of the leases bid on being located in ultra-deep water.

The primary demand drivers for our tug and tank barge services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The tug and tank barge market, in general, is marked by steady demand over time. Results for the first and fourth quarters of a given year are typically higher due to normal seasonal winter-weather patterns that typically result in a drop-off of activity during the second and third quarters. We generally take advantage of this seasonality to prepare our tug and tank barge fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during the second and third quarters. In addition, we regularly evaluate our customers’ needs and often elect to accelerate scheduled drydockings to take advantage of certain market opportunities. By design, substantially all of our tank barges operate under long-term contracts.

Our 2004 third quarter tug and tank barge segment results were roughly in-line with the second quarter of 2004 and showed some positive trends. A few barges in the market that were scheduled to be retired at the end of 2004 because of the Oil Pollution Act of 1990, or OPA 90, were removed from service early instead of incurring recertification costs. In addition, the northeast is continuing to experience increased activity due to gasoline and diesel inventory shortages, creating certain logistics issues for refineries. These factors contributed to a tightening tank barge market in the northeastern United States that we expect to continue as more single-hulled equipment is removed from service at the end of 2004. In fact, this tight market may result in a short-term undersupply in the northeastern United States in the upcoming peak season.

In November 2003, we commenced a double-hulled tank barge newbuild program to replace some of our existing single-hulled tank barges that will be retired from service in accordance with OPA 90. Since then, we have contracted with shipyards for the construction of five double-hulled tank barges. This newbuild program will replace our existing tonnage that will be retired from service before the end of 2004 pursuant to OPA 90 and add additional capacity. The first two new double-hulled tank barges of this newbuild program were expected to be delivered in December 2004 to replace the capacity of the Energy 9801, Energy 9501, and Energy 8701 before their OPA 90 retirement dates. However, as a result of start-up delays at the shipyards, we now expect to take delivery of these two tank barges during the first half of 2005 and the remaining three tank barges by the end of 2005. Due to the delay, based on delivery date protections contained in our shipyard contracts, we expect to receive a favorable adjustment to the construction costs for the two affected vessels.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by United States generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to our critical accounting policies as reported in our Form 10-K during the nine months ended September 30, 2004.

Results of Operations

The table below sets forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These OSVs and tugs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations for the HOS Hotshot, a 165-ft. fast supply vessel that we had been operating under a bareboat charter since it was delivered in April 2003. We exercised our option to purchase that vessel in May 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Offshore Supply Vessels:
Average number of vessels	23.0	19.9	22.8	15.8
Average utilization rate (1)	93.2%	88.7%	85.2%	90.0%
Average dayrate (2)	$10,096	$10,411	$9,864	$11,460
Tugs and Tank Barges:
Average number of tank barges	16.0	16.0	16.0	15.9
Average fleet capacity (barrels)	1,156,330	1,156,330	1,156,330	1,141,308
Average barge capacity (barrels)	72,271	77,271	72,271	72,019
Average utilization rate (1)	76.0%	67.7%	82.3%	72.8%
Average dayrate (3)	$11,151	$10,788	$11,278	$11,125

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Average dayrate represents average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third party equipment.

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

The following table reconciles EBITDA with our net income for each of our business segments and in the aggregate, for the three months and nine months ended September 30, 2004 and 2003, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EBITDA:
Offshore Supply Vessels:
Net income	$2,810	$1,708	$4,735	$5,131
Plus:
Interest expense	3,316	3,791	11,243	10,572
Income tax expense	1,681	1,052	2,802	3,145
Depreciation and amortization	3,320	2,620	9,511	6,546

EBITDA	$11,127	$9,171	$28,291	$25,394

Tugs and Tank Barges:
Net income	$493	$451	$2,838	$3,991
Plus:
Interest expense	773	1,013	2,647	2,806
Income tax expense	301	276	1,680	2,446
Depreciation and amortization	2,730	2,196	7,365	5,887

EBITDA	$4,297	$3,936	$14,530	$15,130

Consolidated Total:
Net income	$3,303	$2,159	$7,573	$9,122
Plus:
Interest expense	4,089	4,804	13,890	13,378
Income tax expense	1,982	1,328	4,482	5,591
Depreciation and amortization	6,050	4,816	16,876	12,433

EBITDA	$15,424	$13,107	$42,821	$40,524

The following table provides detailed components of net income for each of our business segments and in the aggregate, for the three months and nine months ended September 30, 2004 and 2003, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Offshore supply vessels	$20,231	$17,355	$53,149	$45,123
Tugs and tank barges	12,661	10,860	41,377	36,449

	$32,892	$28,215	$94,526	$81,572

Operating expenses:
Offshore supply vessels	$7,628	$6,677	$21,190	$15,742
Tugs and tank barges	6,438	5,505	20,923	17,490

	$14,066	$12,182	$42,113	$33,232

Depreciation and amortization:
Offshore supply vessels	$3,320	$2,620	$9,511	$6,546
Tugs and tank barges	2,730	2,196	7,365	5,887

	$6,050	$4,816	$16,876	$12,433

General and administrative expenses	$3,537	$2,941	$9,829	$8,654

Interest expense	$4,089	$4,804	$13,890	$13,378

Interest income	$107	$25	$213	$141

Income tax expense	$1,982	$1,328	$4,482	$5,591

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Revenues were $32.9 million for the three months ended September 30, 2004 compared to $28.2 million for the same period in 2003, an increase of $4.7 million or 16.7%. This increase in revenues is primarily the result of the increase in the size of our OSV fleet by an average of three vessels since September 2003. The additional revenues generated by these vessels accounted for a $1.5 million increase in revenues, which was supplemented by a $3.2 million increase in revenue related to vessels that were in service during each of the quarters ended September 30, 2004 and 2003.

Revenues from our OSV segment were $20.2 million for the three months ended September 30, 2004 compared to $17.4 million for the same period in 2003, an increase of $2.8 million or 16.1%. The net increase in segment revenue is due to the quarter-over-quarter average fleet increase of three OSVs. Our utilization rate was 93.2% for the three months ended September 30, 2004, which was higher than the 88.7% we achieved in the same period of 2003. Our OSV average dayrate slightly decreased to $10,096 in the third quarter of 2004 compared to $10,411 in the same period of 2003, a decrease of $315 or 3.0%. Lower dayrates were primarily driven by a change in our average vessel size after the acquisition of six 220’ class vessels in mid-2003. Based on current market trends, we anticipate further improvement in our OSV utilization during the fourth quarter of 2004, with average dayrates for each vessel class at or above third quarter levels.

Revenues from our tug and tank barge segment totaled $12.7 million for the three months ended September 30, 2004 compared to $10.9 million for the same period in 2003, an increase of $1.8 million or 16.5%. Our utilization rate increased to 76.0% for the three months ended September 30, 2004 compared to 67.7% for the same period in 2003. Our average dayrate of $11,151 for the three months ended September 30, 2004 was $363 or 3.4% higher than our average dayrate of $10,788 for the same period of 2003. The higher revenues, utilization and average dayrate were primarily the result of increased movements of diesel and unleaded gasoline barrels as gasoline inventories during the summer of 2004 have been at 30-year seasonal record lows. Another contributing factor to higher utilization was more drydocking and repair activities in the third quarter of 2003 compared to the third quarter of 2004.

Operating Expenses. Our operating expenses increased to $14.1 million for the quarter ended September 30, 2004 compared to $12.2 million for the same period in 2003, an increase of $1.9 million or 15.6%. The increase in operating expenses resulted primarily from the increase in the size of our OSV fleet since September 2003 and increased costs related to Homeland Security measures, training, repair and maintenance, and drydocking amortization expense related to vessels recertified during the trailing twelve months.

Operating expenses for our OSV segment increased to $7.6 million in the third quarter of 2004 compared to $6.7 million in the same period of 2003, an increase of $0.9 million or 13.4%. This increase was primarily related to having an average of three additional new generation OSVs in service for the three months ended September 30, 2004 compared to the same period in 2003. Average daily operating costs per vessel for the three months ended September 30, 2004 decreased over the same period in 2003, commensurate with the change in our fleet complement with the addition of six 220’ vessels in mid-2003.

Operating expenses for our tug and tank barge segment was $6.4 million for the three months ended September 30, 2004 compared to $5.5 million for the same period of 2003, an increase of $0.9 million or 16.4%. The operating expenses increase is primarily the result of higher fuel, insurance and personnel costs incurred during the third quarter of 2004. Average daily operating costs per vessel, excluding in-chartering expenses, for the third quarter of 2004 increased over the same period of 2003 commensurately with the overall increase in operating expenses discussed above.

Depreciation and Amortization. Our depreciation and amortization expense of $6.1 million for the three months ended September 30, 2004 increased $1.3 million or 27.1% compared to $4.8 million for the same period in 2003. Depreciation and amortization were higher in the third quarter of 2004 as a result of having an average of three more vessels in our fleet and increased drydocking activity during the trailing twelve month period. These expenses are expected to increase further with the recent acquisition of two tugs and one fast supply vessel and the future delivery of five newly constructed tank barges and then again when these and any other recently acquired or newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expenses. Third quarter 2004 general and administrative expenses of $3.5 million were $0.6 million or 20.7% higher than the $2.9 million reported in the 2003 quarter. We expect these costs to increase for the remainder of 2004 to accommodate our continued growth, including our recent acquisition of two ocean-going tugs, the acquisition of one fast supply vessel, the current construction of five double-hulled tank barges, and our increased reporting obligations under federal securities laws as a public company.

Interest Expense. Interest expense was $4.1 million for the third quarter of 2004 compared to $4.8 million for the same period of 2003, a decrease of $0.7 million or 14.6%. Capitalization of interest costs relating to new construction of vessels was approximately $1.0 million for the three months ended September 30, 2004 compared to $0.8 million for the same period in 2003. The average revolver balance was $35.5 million for the third quarter of 2003 compared to having no outstanding balance under the revolver during the third quarter of 2004.

Interest Income. Interest income of $0.1 million for the third quarter of 2004 was fairly consistent with the interest earned for the same period of 2003.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2004 was 37.5%, compared to 38.0% for the same period of 2003. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards primarily generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Revenues were $94.5 million for the nine months ended September 30, 2004, compared to $81.6 million for the same period in 2003, an increase of $12.9 million or 15.8%. This increase in revenues is primarily the result of the growth of our fleet since September 2003. Our operating fleet grew from an average of 44 vessels at the end of the third quarter of 2003 to 51 vessels at the end of the third quarter of 2004. The incremental revenues generated by the additional vessels accounted for a $8.3 million increase in revenue which was supplemented by a $4.6 million increase in revenues from our vessels that were in service during the entire nine-month periods ended September 30, 2004 and 2003.

Revenues from our OSV segment increased to $53.1 million for the first nine months of 2004 compared to $45.1 million for the first nine months of 2003, an increase of $8.0 million or 17.7%. Our utilization rate was 85.2% for the first nine months of 2004 compared to 90.0% for the same period of 2003. Our OSV average dayrate was $9,864 for the first nine months of 2004 compared to $11,460 for the same period in 2003, a decrease of $1,596 or 13.9%. Spot markets are more susceptible to the weak market conditions that existed over the past two years in the U.S. Gulf of Mexico. Our utilization and dayrates were more susceptible to market fluctuations during the first nine months of 2004 and thus lower than in the prior nine-month period as we had more OSVs operating under spot contracts compared to the year-ago period. The decrease in average dayrates also reflects the shift in our average vessel size after the addition of six 220’ class vessels to our OSV fleet in mid-2003.

Revenues from our tug and tank barge segment totaled $41.4 million for the first nine months of 2004 compared to $36.4 million for the same period in 2003, an increase of $5.0 million or 13.7%. Revenues for the nine months ended September 30, 2004 and 2003 included $1.8 and $2.3 million of in-chartering third party equipment paid by customers, respectively. The segment revenue increase is primarily due to the colder than average winter patterns that occurred during the first quarter of 2004 and higher barrel movements for gasoline and diesel fuel during the second and third quarters of 2004. Our utilization rate increased to 82.3% for the first nine months of 2004 compared to 72.8% for the same period in 2003 primarily due to the weather conditions and gasoline demand noted above and fewer drydocking days occurring in the first nine months of 2004 compared to the same period of 2003. Our average dayrate of $11,278 for the nine months ended September 30, 2004 was fairly consistent with our average dayrate of $11,125 for the same period of 2003.

Operating Expenses. Our operating expenses increased to $42.1 million for the first nine months of 2004 compared to $33.2 million in the same period of 2003, an increase of $8.9 million or 26.8%. The increase in operating expenses is primarily the result of seven more vessels being in service during the first nine months of 2004 compared to the first nine months of 2003.

Operating expenses for our OSV segment increased $5.5 million or 35.0% for the first nine months of 2004 to $21.2 million compared to $15.7 million for the first nine months of 2003. This increase was primarily the result of having an average of seven more vessels in service during the first nine months of 2004 compared to the first nine months of 2003. Average daily operating costs per vessel for the first nine months of 2004 decreased over the same period of 2003 commensurate with the change in our per vessel operating costs related to the shift in our fleet complement in mid-2003.

Operating expenses for our tug and tank barge segment was $20.9 million for the first nine months of 2004 compared to $17.5 million for the same period in 2003, an increase of $3.4 million or 19.4%. Operating expenses for the nine months ended September 30, 2004 and 2003 included $0.7 and $1.4 million of the cost of in-chartering equipment that is paid by customers, respectively. Tug and tank barge operating expenses, as well as average daily operating costs per vessel, increased primarily due to increased costs related to Homeland Security measures, insurance, training, repair and maintenance, and drydocking amortization expense related to vessels recertified during the trailing twelve months.

Depreciation and Amortization. Our depreciation and amortization expense of $16.9 million for the nine months ended September 30, 2004 increased $4.5 million or 36.3% compared to $12.4 million for the same period in 2003. Depreciation and amortization were higher in the first nine months of 2004 as a result of having an average of seven additional vessels in our fleet and increased drydocking activity compared to the same period in 2003. These expenses are expected to increase further with the recent acquisition of two ocean-going tugs, the acquisition of one fast supply vessel and the construction of five double-hulled tank barges, and when these and any other recently acquired or newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. Our general and administrative expense was $9.8 million for the first nine months of 2004 compared to $8.7 million for the same period of 2003, an increase of $1.1 million or 12.6%. The higher general and administrative expense was primarily due to increased overhead relating to the costs associated with the expansion of our fleet, and costs related to increased reporting obligations under the federal securities laws as a public company.

Interest Expense. Interest expense was $13.9 million for the first nine months of 2004 compared to $13.4 million for the first nine months of 2003, an increase of $0.5 million or 3.7%. The increase in interest expense resulted from lower capitalized interest in 2004 compared to the 2003 period. Capitalization of interest costs relating to new construction of vessels was approximately $1.9 million and $2.3 million for the nine months ended September 30, 2004 and 2003, respectively. Average revolver balances were $14.8 million and $15.8 million for the nine months ended September 30, 2004 and 2003, respectively. Capitalized interest is expected to increase during the fourth quarter of 2004 as we now have five vessels under construction.

Interest Income. Interest income was $0.2 million and $0.1 million in the first nine months of 2004 and 2003, respectively. Average cash balances were $15.2 million and $17.3 million for the nine months ended September 30, 2004 and 2003, respectively.

Income Tax Expense. Our effective tax rate was 37.2% and 38.0% for the first nine months of 2004 and 2003, respectively. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards primarily generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flow from operations, proceeds from issuances of our common equity and debt securities, and borrowings under our credit facilities. We require capital to fund ongoing operations, the construction of new vessels, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly.

We have a five-year $100 million senior secured revolving credit facility with a current borrowing base of $60 million. As of September 30, 2004, we had $60 million of credit immediately available under such facility. We have made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, retrofit of existing vessels or acquisition of additional vessels, including OSVs and ocean-going tugs and tank barges, as needed to take advantage of the demand for such vessels. Upon completion, the five double-hulled tank barges currently being constructed will replace three single-hulled vessels that are required to be retired under OPA 90 prior to January 1, 2005 and increase the net barrel-carrying capacity of our fleet by approximately 320,000 barrels or 28%.

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

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $14.6 million for the nine months ended September 30, 2004 compared to $11.5 million for the same period in 2003. This increase in operating cash flows from the year-ago period was primarily due to higher cash outlays for drydock recertification activity during the nine months ended September 30, 2003. Our cash flow from operations for calendar 2004 will reflect a full year of revenue contribution from the nine vessels we added to our fleet in 2003 and nine months of activity for one OSV that entered service in March 2004. However, continued strengthening of market conditions in the U.S. Gulf of Mexico could improve cash flows from operations.

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

Investing Activities. Net cash used in investing activities was $43.2 million for the nine months ended September 30, 2004 compared to $91.4 million for the same period in 2003. Cash used in investing activities for both periods were primarily for new vessel construction, vessel acquisitions and miscellaneous capital expenditures, and, for the nine months ended September 30, 2003, an offset of $1.7 million in cash proceeds from the sale of a single-hulled tank barge during such period. For the remainder of 2004, investing activities are anticipated to include costs for new vessel construction related to five double-hulled tank barges, the retrofit of two recently acquired tugs, capital expenditures comprised of discretionary vessel modifications and miscellaneous corporate equipment purchases, and the potential construction or acquisition of additional vessels.

Financing Activities. Net cash provided by financing activities was $33.2 million for the nine months ended September 30, 2004, generated primarily from net proceeds from our recent initial public offering of common stock, after payment of our then-existing outstanding borrowings under our revolving credit facility. For the nine months ended September 30, 2003, net cash provided by financing activities was $70.1 million generated primarily from the proceeds of borrowings under our revolving credit facility and issuance of $23.3 million of our common stock in a private placement to partially fund certain vessel purchases.

On November 3, 2004, we commenced a tender offer and solicitation of consents relating to our existing 10 5/8% senior notes, which we propose to fund through a new offering of notes as announced on November 4, 2004. Upon successful completion of this tender offer and consent solicitation, which we anticipate completing prior to December 31, 2004, our fourth quarter and annual 2004 results will be impacted by a loss on early extinguishment of debt comprised of the tender offer and consent premium and the write-off of unamortized original issue discount and deferred financing costs related to the repurchase of the existing senior notes.

Contractual Obligations

We have a $100 million revolving credit facility with a current borrowing base of $60 million. As of September 30, 2004, we had no outstanding balance thereunder, as we used a portion of the net proceeds from our recent initial public offering of our common stock to re-pay all borrowings then outstanding. Thus, we have $60 million of borrowing capacity immediately available under that facility.

As of September 30, 2004, we had outstanding debt of $173 million, net of original issue discount, under our unsecured senior notes. The effective interest rate on the senior notes is 11.18% and is payable semi-annually each February 1 and August 1. The senior notes do not require any payments of principal prior to their stated maturity on August 1, 2008, but pursuant to the indenture under which the senior notes are issued, we are required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

For additional information with respect to our revolving credit facility and our senior notes, please refer to note 4 of our unaudited consolidated financial statements included herein.

During the nine months ended September 30, 2004, we expended $27.5 million for new vessel construction and acquisition, before allocation of construction period interest, which was comprised of $1.5 million for an OSV and $26.0 million for our tank barge newbuild program and the acquisition of two ocean-going tugs. The five barges under construction, along with the purchase in June 2004 and subsequent retrofit of two higher horsepower, ocean-going tugs that will be used as power sources for these larger barges, are expected to cost approximately $105.0 million in the aggregate, of which about $35.3 million has already been incurred and paid from the fourth quarter of 2003 through the first nine months of 2004. We expect to incur the remaining balance of $69.7 million as follows: $24.0 million during the fourth quarter of 2004 and $45.7 million in 2005. The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones. However, the amounts are not expected to change materially in the aggregate.

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

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of new vessels;

•	the effects of competition;

•	our ability to complete vessels under construction without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in international economic and political conditions;

•	financial stability of our customers;

•	retention of skilled employees and our management;

•	laws governing the health and safety of our employees working offshore;

•	our ability to finance our operations on acceptable terms and access the debt and equity markets to fund our capital requirements, which depend on general market conditions and our financial condition at the time;

•	our ability to charter our vessels on acceptable terms; and

•	our success at managing these risks.

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

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are its cash equivalents and long-term borrowings. Due to the short duration and conservative nature of the cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value.

We are subject to interest rate risk on our long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The senior notes accrue interest at the rate of 10 5/8% per annum and mature on August 1, 2008. The effective interest rate on the senior notes is 11.18%. There are no scheduled principal payments under the senior notes prior to the maturity date. On November 3, 2004, we commenced a tender offer and solicitation of consents relating to such senior notes.

Our $100 million revolving credit facility has a current borrowing base of $60 million. As of September 30, 2004, we had no outstanding balance under our revolving credit facility. Assuming a 200 basis point increase in market interest rates during the nine months ended September 30, 2004, our interest expense, net of capitalization, would have increased approximately $0.2 million, net of taxes, resulting in a $0.01 per diluted share reduction in earnings.

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

As of September 30, 2004, there were no material changes in our market or interest rate risk or material gains or losses associated with currency fluctuations since last reported on our Annual Report on Form 10-K for the period ended December 31, 2003.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Registration Statement on Form S-1 (Registration No. 333-108943) (as amended, the “Registration Statement”) that was declared effective on March 25, 2004, we completed an initial public offering of our common stock and on April 28, 2004, we issued an additional 126,000 shares of common stock pursuant to the exercise by the underwriters of the initial public offering of an option to purchase additional shares of common stock resulting in total net proceeds of approximately $73 million. We plan to use the net proceeds of the offering to fund a portion of the costs of the construction of ocean-going, double-hulled tank barges, the retrofit of certain existing vessels, possible future acquisitions or additional new vessel construction, and for general corporate purposes. Pending these uses, we repaid debt under our revolving credit facility of $40 million on March 31, 2004. The amount repaid can be reborrowed under our revolving credit facility, which currently has a $60 million borrowing base. From March 31, 2004 to September 30, 2004, the Company also used approximately $32.1 million of the net proceeds from the public equity offering to fund expenditures related to its tank barge newbuild program and the acquisition and retrofit of two ocean-going tugs and the acquisition of one fast supply vessel and for general corporate purposes. None of these expenditures were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any common stock or to any of our affiliates, except for $7.2 million paid to a shipyard affiliated with our former Chairman of the Board, Chief Executive Officer, and board member under a shipyard construction contract awarded to it following competitive bidding.

During the third quarter of 2004, we issued 27,000 shares of our common stock to certain holders of options granted under our Incentive Compensation Plan upon the exercise of such options. The total amount of consideration we received for the issuance of these shares was approximately $161,000, net of taxes. The issuance of these shares of our common stock was exempt from registration under Rule 701 promulgated under the Securities Act of 1933.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None

Item 5—Other Information

Recent Developments—

Update Regarding Section 27 of the Merchant Marine Act of 1920, or the Jones Act

On August 9, 2004, following an initiative by the U.S. marine industry interested in protecting the Jones Act, Congress enacted Public Law No. 108-293. Section 608 of that legislation amends the lease financing criteria of such Act, adding new requirements that effectively eliminate the ability of foreign interests engaged in the marine business to control vessels engaged in U.S. coastwise trade by structuring lease-finance transactions. In addition, the legislation requires the United States Coast Guard to, by August 9, 2007, revoke the authorization of any offshore service vessel that received an endorsement to engage in coastwise trade utilizing the challenged lease-finance structure, unless the vessel otherwise complies with the Jones Act’s U.S.-control requirements. Following enactment of the foregoing legislation, we are aware of one foreign marine interest that is subject to the three-year sunset provision and another foreign marine interest that had announced its intention to avail itself of the lease-finance structure, but aborted its plan. Instead, the latter is now utilizing a mortgage-finance structure covering 100% of the construction costs of its vessels, which is currently being challenged by the U.S. marine industry. Should foreign competition be permitted to enter the U.S. coastwise market to any significant extent, it could have an adverse effect on the U.S. OSV industry and on us.

Update Regarding Beneficial Ownership Table

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of October 28, 2004:

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

Name	Shares of Common Stock Beneficially Owned (†)		Percentage of Common Stock Beneficially Owned (%)
Executive Officers and Directors:
Todd M. Hornbeck	758,595	(1)	4.0
Carl G. Annessa	95,666	(2)	*
James O. Harp, Jr.	64,666	(3)	*
Timothy P. McCarthy	5,700	(4)	*
Paul M. Ordogne	69,920	(5)	*
Bernie W. Stewart	66,136	(6)	*
Larry D. Hornbeck	131,354	(7)	*
Bruce W. Hunt	37,366	(8)	*
Patricia B. Melcher	55,566	(9)	*
David A. Trice	2,566	(9)	*
Andrew L. Waite	10,649	(10)	*
All directors and executive officers as a group (11 persons)	1,298,184	(11)	6.2
Other 5% Stockholders:
SCF-IV, L.P.	4,727,208	(12)	22.7
Cari Investment Company	1,780,208	(13)	8.6
William Herbert Hunt Trust Estate	2,058,390	(14)	9.9

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
†	“Beneficial ownership” is a term broadly defined by the Commission in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and includes more than typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership”, meaning ownership of shares as to which a person has or shares investment or voting power. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of June 30, 2004 that such person or group has the right to acquire within 60 days after such date.
(1)	Includes 150,000 shares held by several family trusts for which Todd M. Hornbeck either serves as trustee or holds voting power pursuant to a power of attorney and options to purchase an aggregate of 85,500 shares, but does not include other options to purchase 85,500 shares that are held in Mr. Hornbeck’s name for the benefit of Mr. Hornbeck’s former spouse, over which he does not have any dispositive or voting power. Under the terms of a voting arrangement entered into in 2000, Todd Hornbeck may be deemed to be a beneficial owner of the shares beneficially owned by SCF-IV, L.P., as described in the table above and the related footnotes. Todd Hornbeck disclaims beneficial ownership of all shares beneficially owned by SCF-IV, L.P.
(2)	Includes options to purchase an aggregate of 65,666 shares of common stock.
(3)	Includes options to purchase an aggregate of 45,666 shares of common stock.
(4)	Includes options to purchase an aggregate of 5,200 shares of common stock.
(5)	Includes options to purchase an aggregate of 30,200 shares of common stock.
(6)	Includes options to purchase an aggregate of 21,660 shares of common stock.

(7)	Includes options to purchase an aggregate of 9,766 shares of common stock.
(8)	Includes options to purchase an aggregate of 19,366 shares of common stock. Mr. Hunt is a representative of the William Herbert Hunt Trust Estate. As such, Mr. Hunt may be deemed to have voting and dispositive power over the shares beneficially owned by the Trust Estate. Mr. Hunt disclaims beneficial ownership of the shares owned by the Trust Estate.
(9)	Includes option to purchase an aggregate of 566 shares of common stock.
(10)	Includes options to purchase an aggregate of 9,764 shares of common stock. Mr. Waite serves as Managing Director of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF-IV, L.P. As such, Mr. Waite may be deemed to have voting and dispositive power over the shares beneficially owned by SCF-IV, L.P. Mr. Waite disclaims beneficial ownership of the shares beneficially owned by SCF-IV, L.P. and all shares with respect to which SCF-IV, L.P. has disclaimed beneficial ownership in footnote 12 below.
(11)	Includes options to purchase an aggregate of 293,920 shares of common stock.
(12)	SCF-IV, L.P. is a limited partnership of which the ultimate general partner is L.E. Simmons & Associates, Incorporated. The Chairman of the Board and President of L.E. Simmons & Associates, Incorporated is Mr. L.E. Simmons. As such, Mr. Simmons may be deemed to have voting and dispositive power over the shares owned by SCF-IV, L.P. The address of Mr. Simmons and SCF-IV, L.P. is 6600 J.P. Morgan Chase Tower, 600 Travis Street, Houston, Texas 77002. Pursuant to a voting arrangement entered into between SCF-IV, L.P. and us in connection with our private placement of common stock completed in October 2001, SCF is restricted from voting 269,346 of those shares. Under the terms of a voting arrangement entered into in 2000, SCF-IV, L.P. may be deemed to be the beneficial owner of the shares beneficially owned by Todd and Troy Hornbeck and the shares beneficially owned by Cari Investment Company, as described in the table above and the related footnotes. SCF-IV, L.P. disclaims beneficial ownership of all shares beneficially owned by Todd and Troy Hornbeck and Cari Investment Company.
(13)	Cari Investment Company’s address is 1100 Poydras Street, Suite 2000, New Orleans, Louisiana 70163.
(14)	The Trust Estate’s address is 3900 Thanksgiving Tower, 1601 Elm Street, Dallas, Texas 75201.

Item 6—Exhibits

(a) Exhibits:

Exhibit Number	Description of Exhibit

3.1

—SecondRestated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 5, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the period ended December 31, 2003).

3.2

—Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the period ended June 30, 2004).

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

4.14

—Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

Exhibit Number	Description of Exhibit

4.15

—Second Amendment to Rights Agreement dated as of September 3, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004).

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

Hornbeck Offshore Services, Inc.

Date: November 10, 2004	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit

3.1

—SecondRestated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 5, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the period ended December 31, 2003).

3.2

—Certificateof Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—FourthRestated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the period ended June 30, 2004).

4.1

—Indenturedated as of July 24, 2001 between Wells Fargo Bank Minnesota, National Association (as Trustee) and the Company, including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

4.2

—SupplementalIndenture dated as of December 17, 2001, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company, Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC, with Notation of Subsidiary Guarantee by Hornbeck Offshore Services, LLC, (f.k.a. Hornbeck Offshore Services, Inc.), HORNBECK-LEEVAC Marine Operators, LLC, (f.k.a. HORNBECK-LEEVAC Marine Operators, Inc.), LEEVAC Marine, LLC and Energy Services Puerto Rico, LLC attached (incorporated by reference to Exhibit 4.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated December 19, 2001, Registration No. 333-69826).

4.3

—SecondSupplemental Indenture and Amendment dated as of June 18, 2003, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company and HOS-IV, LLC, with Notation of Subsidiary Guarantee by HOS-IV, LLC (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

4.4

—ThirdSupplemental Indenture and Amendment dated as of February 13, 2004, between Wells Fargo Bank Minnesota, National Association (as Trustee), the Company and Hornbeck Offshore Trinidad & Tobago, LLC, with Notation of Subsidiary Guarantee by Hornbeck Offshore Trinidad & Tobago, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the period ended December 31, 2003).

Exhibit Number	Description of Exhibit

4.5

—Stockholders’Agreement dated as of October 27, 2000 between the Company, Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed September 19, 2003, Registration No. 333-108943).

4.6

—RightsAgreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.7

—Stockholders’Agreement dated as of June 5, 1997 between the Company, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

4.8

—RegistrationRights Agreement dated as of October 27, 2000 between the Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

4.9

—RegistrationRights Agreement dated as of June 24, 2003 between the Company and certain purchasers of securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 filed September 19, 2003, Registration No. 333-108943).

4.10

—AgreementConcerning Registration Rights dated as of October 27, 2000 between the Company, SCF-IV, LP, Joint Energy Development Investments II, LP and Sundance Assets, LP (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

4.11

—LetterAgreement dated September 24, 2001 between the Company, Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed September 19, 2003, Registration No. 333-108943).

4.12	—Specimen10 5/8% Series B Senior Note due 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

4.13

—Specimencertificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated March 10, 2004, Registration No. 333-108943).

4.14

—Amendmentto Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

Exhibit Number	Description of Exhibit

4.15

—SecondAmendment to Rights Agreement dated as of September 3, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004).

*31.1	—Certificationof the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certificationof the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certificationof the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certificationof the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.