Form 10-K
period 2004-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2005-03-11
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

103 Northpark Boulevard, Suite 300

Covington, Louisiana 70433

(985) 727-2000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange, on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $158,294,678.

The number of outstanding shares of Common Stock as of March 1, 2005 is 20,823,428 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2005 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

i

ii

PART I

Items 1 and 2.—Business and Properties

Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this annual report on Form 10-K, “company,” “we,” “us” and “our” refers to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. References in this annual report on Form 10-K to “OSVs” mean offshore supply vessels; to “deepwater” mean offshore areas, generally 1,000' to 5,000' in depth, and ultra-deepwater areas, generally more than 5,000' in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000' or greater; and to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent OSVs.

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

In the mid-1990s, oil and gas producers began seeking large hydrocarbon reserves at deeper well depths using new, specialized drilling and production equipment. We recognized that the existing fleet of conventional 180' OSVs operating in the U.S. Gulf of Mexico was not designed to support these more complex projects or to operate in the challenging environments in which they were conducted. Therefore, in 1997, we began a program to construct new generation OSVs based upon our proprietary designs. Since that time, we have constructed 17 new generation OSVs using these proprietary designs, and expanded our fleet with the acquisitions of a total of six additional new generation OSVs, one fast supply vessel and one anchor-handling towing supply vessel, or AHTS. Our OSV fleet is among the youngest in the industry with an average age of approximately four years. We are the only publicly traded company with a significant fleet of U.S.-flagged, new generation OSVs.

Our OSVs were purposefully designed with the flexibility to meet the diverse needs of our clients in all stages of their exploration and production activities. As a result, all of our OSVs have enhanced capabilities that allow them to more effectively support premium drilling equipment required for deep drilling and related specialty services. In contrast to conventional 180' OSVs, our vessels have dynamic positioning capability, as well as greater storage and off-loading capacity. We are capable of providing OSV services to our customers anywhere in the world and we are actively pursuing additional contracts in select international markets.

Historically, demand for our OSV services has been primarily driven by the drilling of deep wells, whether in the deepwater or on the U.S. Continental Shelf, and other complex exploration and production projects that require specialized drilling and production equipment. In addition, our new generation OSVs are increasingly in demand by our customers for conventional drilling projects. Our customers are willing to pay more than the prevailing dayrates for conventional 180' OSVs for such projects because of the ability of our OSVs to reduce overall offshore logistics costs through the vessels’ greater capacities and operating efficiencies.

According to the Minerals Management Service, or MMS, in 2003 the deepwater region accounted for 62% of total U.S. Gulf of Mexico oil production and 43% of total U.S. Gulf of Mexico natural gas production, up substantially from 4% and 1%, respectively, in 1990. In addition, the MMS estimates that deep reservoirs on the Continental Shelf may hold up to 55 tcf of undiscovered natural gas. This potential reserve base compares favorably to the current total of approximately 26 tcf of proven natural gas reserves in the entire U.S. Gulf of Mexico. Our new generation OSVs are also well suited for drilling in logistically demanding projects and frontier areas, where support infrastructure is severely limited.

Our tug and tank barge fleet consists of 14 ocean-going tugs and 13 active ocean-going tank barges. As of March 1, 2005, we had five double-hulled tank barges under construction, which will add new barrel-carrying capacity and replace barrel-carrying capacity lost when we retired three of our 15 single-hulled tank barges from service at the end of 2004 as mandated by the Oil Pollution Act of 1990, or OPA 90. We believe our tug and tank barge business complements our OSV business by providing additional revenue and geographic diversification, while allowing us to offer another line of services to integrated oil and gas companies. Demand for our tug and tank barge services is primarily driven by the level of refined petroleum product consumption in the northeastern United States and Puerto Rico, our core operating markets. The Energy Information Administration, or EIA, projects that refined petroleum product consumption in the East Coast region of the United States will increase by an average of 1.7% per year from 2002 to 2010. Demand for refined petroleum products is primarily driven by population growth, the strength of the U.S. economy, seasonal weather patterns, oil prices and competition from alternate energy sources.

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

OSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity such as the Gulf of Mexico, the North Sea, Southeast Asia, West Africa, Latin America and the Middle East. While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters generally limit such migration.

According to the MMS the U.S. Gulf of Mexico is a critical oil and natural gas supply basin for the United States, and it predicts that new incentives offered to energy companies to explore and develop hard-to-reach areas of the U.S. Gulf of Mexico may boost peak oil and natural gas production by 43% and 13%, respectively, over the next decade. Offshore oil and natural gas drilling and production in the U.S. Gulf of Mexico occurs on the Continental Shelf and in the deepwater. Drilling activity on the Continental Shelf has historically been limited to shallow wells, or wells with true vertical depths of less than 15,000'. However, with the advent of improved technology and higher oil and gas prices, operators have begun to increasingly focus exploratory efforts on deep wells and natural gas reserves located below 15,000'. These deep prospects are largely undeveloped, but are believed to contain significant reserves.

While the shallow waters of the Continental Shelf have been actively explored for decades, relatively few deep wells have been drilled historically due to the high cost associated with these wells. The dry hole cost of a typical Continental Shelf well drilled from 8,000' to 12,000' generally ranges from $4 million to $8 million, while the dry hole cost for a deep well drilled in a similar location but to 15,000' or more can range from $10 million to $75 million. The higher costs associated with the drilling of deep wells can be attributed to, among other things, the need for specialized, high-end drilling rigs and related equipment, greater volumes of downhole materials such as liquid mud, tubular products and cement, and longer drilling times.

Despite the higher costs associated with deep well Continental Shelf drilling, operators, especially those in search of natural gas, have continued to demonstrate interest. This interest is driven by, among other things, the potential for the discovery of significant natural gas reserves. The MMS estimates that there may be up to 55 tcf of undiscovered, conventionally recoverable, deep well natural gas on the Continental Shelf. Moreover, the abundance of existing platforms, production facilities and pipelines on the Continental Shelf allow new deep gas to flow quickly to market. In addition, MMS data indicates that higher natural gas production rates can be expected from wells drilled on the Continental Shelf below 16,000'. Furthermore, the MMS royalty relief programs enacted in 2001, and expanded in August 2003 and again in January 2004, have stimulated interest by reducing the development costs of these deep wells. The combination of these factors partly compensates for the higher drilling costs of deep wells on the Continental Shelf and can allow operators to commercially produce discovered reserves in this market. While overall drilling on the Continental Shelf has declined from 2001 levels, gas production data from 2000 to 2003 provided by IHS Energy, an energy research company, suggests an increasing focus on deep wells in shallow waters. From 2000 to 2003, gas production from deep wells as a percentage of total wells on the Continental Shelf increased from 22% to 30%.

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

Because oil and natural gas exploration, development and production costs in the shallow well Continental Shelf market are generally lower than those in the deepwater or deep well environments, shallow well drilling activity on the Continental Shelf is typically more sensitive to fluctuations in commodity prices, particularly the price of natural gas. Accordingly, actual or anticipated decreases in oil and natural gas prices generally result in reduced offshore drilling activity and correspondingly lower demand for the conventional 180' OSVs serving the shallow well Continental Shelf market. This causes a corresponding decline in OSV dayrates and utilization rates in that market. In contrast, the relatively larger capital commitments and longer lead times and investment horizons associated with deepwater, particularly ultra-deepwater, and deep well developments make it less likely that an operator will abandon such projects in response to a short-term decline in oil or natural gas prices. Dayrates and utilization rates for new generation OSVs that serve the deepwater and deep well markets are, therefore, generally less sensitive to short-term commodity price fluctuations and tend to be more stable than dayrates and utilization rates for OSVs serving the shallow well Continental Shelf market.

According to our analysis of the industry and data compiled from various industry sources, including the U.S. Coast Guard, we estimate that the U.S.-flagged OSV fleet currently totals 386 vessels, substantially all of which are located in the Gulf of Mexico. Of this total, 249, or 65% are conventional 180' OSVs that primarily operate on the Continental Shelf. The remaining 137 vessels are U.S. flagged, new generation OSVs, with 115 currently operating in the U.S. Gulf of Mexico. However, during soft markets conditions in the deepwater, these modern vessels have increasingly migrated at premium dayrates to conventional drilling environments, such as the U.S. Continental Shelf, Mexico and Trinidad & Tobago. Of the conventional OSV fleet, a significant number are currently cold-stacked. Vessels that are cold-stacked have generally been removed from active service by the operator due to lack of demand. In contrast, we believe there are currently no new generation OSVs cold-stacked.

The Market for New Generation OSVs

Complex exploration and production projects require specialized equipment and higher volumes of supplies to meet the more difficult operating environment associated with such offshore developments. In order to better serve these projects and meet customer demands, new generation OSVs, including our entire OSV fleet, are designed with larger capacities, including greater liquid mud and dry bulk cement capacities, as well as larger areas of open deck space than conventional 180' OSVs. These features are essential to the effective servicing of deepwater drilling projects, which are often distant from shore-based support infrastructure, because they allow a vessel to make fewer trips to supply the liquid mud, drilling water, dry bulk cement and other needs of the customer. In addition, OSVs operating in deepwater environments generally require dynamic positioning, or anchorless station-keeping capability, primarily because customers’ safety procedures preclude OSVs from tying up to deepwater installations, and to enable continued operation in adverse weather conditions. We believe that conventional 180' OSVs, substantially all of which lack dynamic positioning capability and sufficient on-deck or below-deck cargo capacity, are not capable of operating effectively or economically in the deepwater market. In addition, certain ports have draft or other logistical impediments, which limit the pool of new generation vessels capable of servicing such ports. Our proprietary vessels were designed to work under these shallow draft and logistically demanding conditions.

As a result of recent deepwater and deep well drilling activity, utilization rates for new generation OSVs in the U.S. Gulf of Mexico have averaged approximately 86% over the last two years while the average utilization rate for the conventional 180' OSV fleet over the same period has been approximately 72%, not taking into account cold-stacked conventional 180' OSVs. Taking such cold-stacked vessels into account, we believe that the average utilization rate for U.S. flagged conventional 180' OSVs is less than 50%. Additional utilization for new generation OSVs has come from increasing demand for these vessels in support of conventional shelf drilling projects. Moreover, during the same two-year period, average dayrates for new generation OSVs were generally more than double the average dayrates of conventional 180' OSVs. We believe that demand is beginning to outpace the supply of new generation OSVs in the U.S. Gulf of Mexico. We base our belief on the recent and expected drilling activity in all sectors of the U.S. Gulf of Mexico and the departure of certain new generation OSVs to foreign markets, after taking into account vessels currently available and vessels being constructed under announced construction plans. Furthermore, although U.S.-flagged vessels operating in overseas locations may be remobilized to the U.S. Gulf of Mexico, historically such re-mobilization has been limited.

Our OSV Business

We currently own and operate a fleet of 24 new generation OSVs, which includes one AHTS vessel that is primarily operating as a supply vessel and towing jack-up rigs. We also own and operate one fast supply vessel. We engineered and supervised the construction of 17 of our OSVs expressly to meet the demands of deepwater regions and other complex drilling projects, based on our proprietary designs. Drawing from the vessel operating experience of our in-house engineers, we work closely with potential charterers to design vessels specifically to meet their anticipated needs. This is particularly the case when the charterer will operate a project that could have a duration of more than 20 years and require expenditures exceeding $1 billion. Our 17 proprietary OSVs have up to three times the dry bulk capacity and deck space, two to ten times the liquid mud capacity and two to four times the deck tonnage compared to conventional 180' OSVs. The advanced cargo handling systems of our proprietary OSVs allow for dry bulk and liquid cargos to be loaded and unloaded three times faster than conventional 180' OSVs, while the solid state controls of their engines typically result in a 20% greater fuel efficiency than vessels powered by conventional engines. In addition, our larger classes of proprietary OSV designs, designated by us as our 240 ED and 265 classes, were designed, in part, to supply the substantially greater liquid mud volume and other cargo capacity required for ultra-deepwater drilling. We believe that our customers’ recognition of the superior capabilities of our proprietary OSVs has contributed to our ability to achieve higher dayrates and utilization rates and increased overall operating cost efficiencies than our competitors.

All of our new generation OSVs are equipped with dynamic positioning systems and controllable pitch thrusters, which allow our vessels to maintain position with minimal variance, and state-of-the-art safety, emergency power, fire alarm and fire suppression systems and systems monitoring equipment. The unique hull design and integrated rudder and thruster system of our 17 proprietary OSVs provide for a more maneuverable vessel. These proprietary vessels also have double-bottomed and double-sided hulls that minimize environmental impact in the event of vessel collisions or groundings, solid state controls that minimize visible soot and polluting gases and zero discharge sewage and waste systems that minimize the impact on marine environments. In addition, these 17 vessels are either fully SOLAS (Safety of Life at Sea) certified or SOLAS ready. SOLAS is the international convention that regulates the technical characteristics of vessels for purposes of ensuring international standards of safety for vessels engaged in commerce between international ports. These features allow us to market our proprietary OSVs for service in international waters.

Our technologically advanced, new generation OSVs are also capable of providing specialty services in support of certain of our customers, including well stimulation, remotely operated vehicles, or ROVs, used in oilfield subsea construction and maintenance, underwater inspections, marine seismic operations, and certain non-energy applications such as fiber optics cable installation, military work and containerized cargo transportation. Compared to conventional 180' OSVs, our OSVs have more dead weight capacity, deck space, and berthing accommodations, improved maneuverability and greater fuel efficiency. We believe these characteristics strengthen demand for our OSVs in specialty situations. Two of our vessels, the HOS Innovator and the HOS Dominator, currently provide ROV subsea construction and maintenance support for a large oilfield service company under contracts that each have an initial term of three years. The BJ Blue Ray provides deepwater well stimulation support services for another large oilfield service company under a contract with a five-year initial term. This vessel was the first U.S.-flagged well stimulation vessel to receive the American Bureau of Shipping WS and DPS2 class notations. We believe the BJ Blue Ray is one of the most technologically sophisticated well stimulation vessels in the world.

On June 26, 2003, we acquired five 220' new generation OSVs from Candy Marine Investment Corporation, an affiliate of Candy Fleet Corporation, or Candy Fleet. Following the completion in July 2003 of a private placement of our common stock and satisfaction of certain other conditions, on August 6, 2003 we acquired an additional 220' new generation OSV from Candy Fleet. These six vessels complement our existing OSV fleet and have allowed us to expand our service offerings to clients, particularly those drilling wells on the Continental Shelf.

In January 2005, we acquired a new generation AHTS vessel from a private owner. This vessel, which will be renamed the HOS Saylor, is our first foreign-flagged vessel. Upon acquisition, we immediately deployed the HOS Saylor on a time charter with one of our OSV customers in Trinidad & Tobago. This strategic vessel acquisition complements our growing market presence in international waters. While this vessel has anchor-handling capabilities, we are currently using it primarily as a supply vessel and for towing jack-up rigs.

The following table provides information, as of, March 1, 2005, regarding our fleet of vessels that serve our OSV customers.

Offshore Supply Vessels

Name	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Brake Horsepower
Offshore Supply Vessels:
BJ Blue Ray	265	Well Stimulation	November 2001	3,756	6,700
HOS Brimstone	265	Supply	June 2002	3,756	6,700
HOS Stormridge	265	Supply	August 2002	3,756	6,700
HOS Sandstorm	265	Supply	October 2002	3,756	6,700
HOS Bluewater	240 ED	Supply	March 2003	2,850	4,000
HOS Gemstone	240 ED	Supply	June 2003	2,850	4,000
HOS Greystone	240 ED	Supply	September 2003	2,850	4,000
HOS Silverstar	240 ED	Supply	January 2004	2,850	4,000
HOS Innovator	240 E	ROV Support(1)	April 2001	2,380	4,500
HOS Dominator	240 E	ROV Support(1)	February 2002	2,380	4,500
HOS Deepwater	240	Supply	November 1999	2,250	4,500
HOS Cornerstone	240	Supply	March 2000	2,250	4,500
HOS Explorer	220	Supply	February 1999 (June 2003)	1,607	3,900
HOS Express	220	Supply	September 1998 (June 2003)	1,607	3,900
HOS Pioneer	220	Supply	June 2000 (June 2003)	1,607	4,200
HOS Trader	220	Supply	November 1997 (June 2003)	1,607	3,900
HOS Voyager	220	Supply	May 1998 (June 2003)	1,607	3,900
HOS Mariner	220	Supply	September 1999 (August 2003)	1,607	3,900
HOS Crossfire	200	Supply	November 1998	1,750	4,000
HOS Super H	200	Supply	January 1999	1,750	4,000
HOS Brigadoon	200	Supply	March 1999	1,750	4,000
HOS Thunderfoot	200	Supply	May 1999	1,750	4,000
HOS Dakota	200	Supply	June 1999	1,750	4,000

Anchor-Handling Towing Supply Vessel:
HOS Saylor (2)	240	Towing/Supply	October 1999 (January 2005)	3,321	8,000

Fast Supply Vessel:
HOS Hotshot	165	Fast Supply	April 2003 (May 2004)	260	6,200

(1)	The term “ROV” means remotely operated vehicle.
(2)	We acquired the HOS Saylor, a foreign-flagged vessel, in January 2005 from a private owner. We are currently using the HOS Saylor primarily for its OSV capabilities and for towing jack-up rigs.

We have designed and constructed five distinct classes of proprietary OSVs and added a sixth class, through the acquisitions of six OSVs from Candy Fleet, to meet the diverse needs of the offshore oil and gas industry. The following table provides a comparison of certain specifications and capabilities of our new generation OSVs to conventional 180' OSVs.

	Conventional 180' OSV(1)	Our Proprietary Design OSV Classes					Acquired OSVs
		200	240	240 E	240 ED	265	220(2)
Size
Class length overall (ft.)	180	200	240	240	240	265	220
Breadth (ft.)	40	54	54	54	54	60	46
Depth (ft.)	14	18	18	18	20	22	17
Maximum draft (ft.)	12	13	13	13	14.5	16	13.7
Deadweight (long tons)	950	1,750	2,250	2,380	2,850	3,756	1,607
Clear deck area (sq. ft.)	3,450	6,580	8,836	8,100	8,100	9,212	5,472
Capacity
Fuel capacity (gallons)	79,400	90,000	151,800	135,100	104,210	151,800	114,490
Fuel pumping rate (gallons per minute)	275	550	550	550	550	500	380
Drill water capacity (gallons)	120,000	240,000	240,000	240,000	311,000	413,000	99,000
Dry bulk capacity (cu. ft.)	4,000	7,000	8,400	8,400	6,000	10,800	8,040
Liquid mud capacity (barrels)	1,200	3,640	6,475	6,475	8,300	10,500	2,955
Liquid mud pumping rate (gallons per minute)	250	500	1,000	1,000	1,000	1,000	1,200
Potable water capacity (gallons)	11,500	52,200	52,200	52,200	30,400	20,430	26,800
Machinery
Main engines (horsepower)	2,250	4,000	4,000	4,000	4,000	6,700	3,900
Auxiliaries (number)	2	3	3	3	3	3	2
Total rating (kw)	200	750	750	750	750	860	250
Bow thruster (horsepower)	325	800	1,600	1,600	1,600	2,400	530
Type of Pitch	Fixed	Controllable	Controllable	Controllable	Controllable	Controllable	Fixed
Stern thruster (horsepower)	None	300	300	800	800	1,600	300
Type of Pitch	—	Controllable	Controllable	Controllable	Controllable	Controllable	Fixed
Fire fighting (gallons per minute)	None	1,250	2,700	2,700	2,700	2,700	2,600
Dynamic positioning(3)	None	DP0,1	DP1	DP2	DP2	DP2,3	DP0,1
Crew Requirements
Number of personnel(4)	5	6	6	7	7	8	6

(1)	Statistics are for a typical 180' class vessel. Actual specifications and capabilities may vary from vessel to vessel.
(2)	Excludes the HOS Saylor, which is a foreign-flagged AHTS vessel.
(3)	Dynamic positioning permits a vessel to maintain position without the use of anchors. The numbers “0,” “1,” “2” and “3” refer to increasing levels of technical sophistication and system redundancy features.
(4)	Regulatory manning requirements; depending on the services provided, operators may man vessels with more crew than required by regulations.

Additional information with respect to our OSV segment can be found in Note 14 of our consolidated financial statements.

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

The largest tank barge market in the northeastern United States is New York Harbor. Imported petroleum products are primarily delivered to New York Harbor as it has the capacity to receive products in cargo lots of 50,000 tons or more per tanker. By contrast, draft limitations in most New England ports and drawbridge limitations in Boston and Portland, Maine limit the average cargo carrying capacity of direct imports into many of the largest New England ports to about 30,000 tons per tanker. As a result, ships importing directly into New England must frequently discharge in multiple ports or terminals or transfer cargos to tank barges. As existing single-hulled tankers are retired due to age or as mandated under OPA 90, they are typically replaced by larger tankers. These larger-sized tankers are being built to facilitate the importation of crude oil and petroleum products into the United States. The volume of imported crude oil and petroleum products is expected to grow at a compound annual rate of 2.4% through 2025, according to the EIA. As larger petroleum tankers are being built, we believe that direct delivery into New York Harbor will generate increased tank barge demand for lightering services and further shipment to New England, the Hudson River and Long Island.

Oil Pollution Act of 1990. OPA 90 mandates that all single-hulled tank vessels operating in U.S. waters be removed from service according to a set time schedule. Data provided by a U.S. Coast Guard report dated September 2001 indicates that 5.5 million barrels of single-hulled tank barge capacity would be retired by 2005 and an additional 3.5 million barrels by 2010, as mandated by OPA 90. According to the report, this represented on a cumulative basis as of each such retirement date, 22% and 36%, respectively, of the total 24.9 million barrel single- and double-hulled tank barge capacity that existed in 2001. The following chart illustrates the capacity of tank vessels that must be removed from service from 2000 through 2014. We believe that, absent a substantial increase in the number of double-hulled vessels constructed in the industry, this reduction in capacity, assuming steady demand, may favorably impact dayrates and utilization of the remaining tank barges, including our own.

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

Our Tug and Tank Barge Business

We provide marine transportation, distribution and logistics services primarily in the northeastern United States and Puerto Rico with our fleet of 14 ocean-going tugs and 13 active ocean-going tank barges. As of March 1, 2005, we had five double-hulled tank barges under construction, which will add new barrel-carrying capacity and replace barrel-carrying capacity lost when we retired three of our 15 single-hulled tank barges from service at the end of 2004, as mandated by OPA 90. We provide our services to major oil companies, refineries and oil traders. Generally, a tug and tank barge work together as a “tow” to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either “clean” or “dirty”. Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts.

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

On May 31, 2001, we acquired nine ocean-going tugs and nine ocean-going tank barges from the Spentonbush/Red Star Group, composed of certain affiliates of Amerada Hess, as well as the business related to these tugs and tank barges, greatly expanding our capacity in the northeastern United States and increasing our market share of the coastwise trade on the U.S. upper east coast. As part of the acquisition, Amerada Hess entered into a long-term contract of affreightment with us pursuant to which Amerada Hess has committed to use us as its exclusive marine logistics provider and transporter of liquid petroleum products by tank barge in the northeastern United States. Under this contract, Amerada Hess has committed to ship a minimum of 45 million barrels annually for an initial period from June 1, 2001 through March 31, 2006, which can be extended for subsequent periods by mutual agreement. Also under the contract, we have the opportunity, on a reasonable commercial efforts basis, to coordinate the marine logistics for Amerada Hess in the southeastern United States, subject to Amerada Hess’s right to cancel within 30 days after December 31 of each year of the contract. The contract of affreightment will provide us with a significant source of revenues over the life of the contract. Our contract of affreightment allows Amerada Hess to reduce its minimum annual cargo volume commitment subject to significant adjustment penalties. Because the tank barge market in the northeastern United States is currently operating at or near capacity, we believe that we would be able to replace through other customers any volumes that Amerada Hess does not transport as contemplated by the contract.

One of our tank barges is double-hulled and is not subject to OPA 90 retirement dates. Ten of our 12 active single-hulled tank barges are not required under OPA 90 to be retired or double-hulled until 2015. The two other single-hulled tank barges are required to be retired from service in 2009. As required under OPA 90, we have previously retired from service three single-hulled tank barges at the end of 2004. In anticipation of their retirement, we commenced construction of five double-hulled, ocean-going tank barges, two of which are expected to be delivered by the end of the second quarter of 2005 and the other three in the fourth quarter of 2005. Our coastwise tanker is not subject to OPA 90 retirement dates. Based on the remaining lives of the majority of our tank barge fleet under OPA 90 and our recent construction program, we believe we are well positioned to obtain additional customers in the northeastern United States, as a large portion of currently available capacity in that market was required to be removed from service or be substantially reconstructed by 2005.

The following tables provide information, as of March 1, 2005, regarding the tugs, tank barges and coastwise tanker that we own, as well as the five double-hulled tank barges under construction at that date.

Ocean-Going Tugs

Name	Gross Tonnage	Length (feet)	Year Built	Brake Horsepower
Freedom Service(1)	180	126	1982	6,140
Liberty Service(1)	180	126	1982	6,140
Ponce Service	190	107	1970	3,900
Caribe Service	194	111	1970	3,900
Atlantic Service	198	105	1978	3,900
Brooklyn Service	198	105	1975	3,900
Gulf Service	198	126	1979	3,900
Tradewind Service	183	105	1975	3,200
Yabucoa Service	183	105	1975	3,000
Spartan Service	126	102	1978	3,000
Sea Service	173	109	1975	2,820
North Service	187	100	1978	2,200
Bayridge Service	194	100	1981	2,000
Stapleton Service	146	78	1966	1,530

(1)	These vessels have been substantially retrofitted since their purchase in June 2004 to provide power for the new double-hulled tank barges under construction.

Ocean-Going Tank Barges and Coastwise Tanker

Name	Barrel Capacity		Length (feet)	Year Built	OPA 90 Date(1)
Active:
Ocean-Going Tank Barges:
Energy 13501	135,000	est.	450	TBD(2)	DH
Energy 13502	135,000	est.	450	TBD(2)	DH
Energy 11101	111,844		420	1979	2009
Energy 11102	111,844		420	1979	2009
Energy 11103	110,000	est.	390	TBD(2)	DH
Energy 11104	110,000	est.	390	TBD(2)	DH
Energy 11105	110,000	est.	390	TBD(2)	DH
Energy 8001	81,364		350	1996	DH
Energy 7002	72,693		351	1971	2015
Energy 7001	72,016		300	1977	2015
Energy 6504	66,333		305	1958	2015
Energy 6505	65,710		328	1978	2015
Energy 6503	65,145		327	1988	2015
Energy 6502	64,317		300	1980	2015
Energy 6501	63,875		300	1974	2015
Energy 5501	57,848		341	1969	2015
Energy 2201	22,556		242	1973	2015
Energy 2202	22,457		242	1974	2015

Inactive:
Ocean-Going Tank Barges:
Energy 9801	97,432		390	1967	(3)
Energy 9501	94,442		346	1972	(3)
Energy 8701	86,454		360	1976	(3)

Coastwise Tanker:
Energy Service 9001(4)	—		402	1992	N/A

TBD:	To be determined.
DH:	OPA 90 limitations are not applicable to these double-hulled vessels.
(1)	Prior to January 1 of the year indicated (except for the Energy 11101 for which the date is June 1), according to OPA 90, the vessel must be refurbished as a double hull or be retired from service in U.S. waters. For a discussion of OPA 90 see “—Environmental and Other Governmental Regulation” below.
(2)	The Energy 13501 and Energy 11103 are under construction with delivery anticipated by the end of the second quarter of 2005. The Energy 13502, Energy 11104 and Energy 11105 are also under construction with delivery anticipated in the fourth quarter of 2005.
(3)	The Energy 9801, Energy 9501 and Energy 8701 were removed from service for the transport of petroleum products in navigable waters of the United States prior to January 1, 2005 due to OPA 90. These vessels are currently inactive.
(4)	This coastwise tanker, formerly known as the M/V W.K. McWilliams, Jr., acquired on November 15, 2001, is not currently certified to transport petroleum products and, therefore, barrel capacity is not applicable to this vessel. This vessel is currently inactive.

Additional information with respect to our tug and tank barge segment can be found in Note 14 of our consolidated financial statements.

Our Competitive Strengths

Technologically Advanced Fleet of New Generation OSVs.    Our technologically advanced, new generation OSVs were designed with the specifications necessary for operations in complex and challenging drilling environments, including deepwater, deep well and other logistically demanding projects. Our new generation OSVs have significantly more capacity and operate more efficiently than conventional 180' OSVs. While operators are especially concerned with a vessel’s ability to avoid collisions with multi-million dollar drilling rigs or production platforms during adverse weather conditions, they are hesitant to stop operations under such conditions due to the high daily cost of halting such complex operations. Our proprietary vessels incorporate sophisticated technologies and are designed specifically to operate safely in complex exploration and production environments. These technologies include dynamic positioning, roll reduction systems and controllable pitch thrusters, which allow our vessels to maintain position with minimal variance, and our unique cargo handling systems, which permit high volume transfer rates of liquid mud and dry bulk. We believe that we earn higher average dayrates and maintain higher utilization rates than our competitors due to the superior capabilities of our OSVs, our seven-year track record of safe and reliable performance and the collaborative efforts of our in-house design team in providing marine engineering solutions to our customers.

Young OSV Fleet with Lower Cost of Ownership.    We believe that we operate one of the youngest fleets of U.S.-flagged OSVs. While the average age of the conventional 180' U.S.-flagged OSV fleet is approximately 24 years, the average age of our OSV fleet is approximately four years. Newer vessels generally experience less downtime and require significantly less maintenance and scheduled drydocking costs compared to older vessels. The average intermediate drydocking for recertification for one of our OSVs generally lasts five to ten days in the shipyard and costs approximately $0.3 million. In contrast, the typical drydocking for recertification of a conventional 180' OSV may last up to 90 days in the shipyard and can cost as much as $1.5 million. We believe that our operation of new, technologically advanced OSVs gives us a competitive advantage in obtaining long-term contracts for our vessels and in attracting and retaining crews. Since we accepted delivery of our first OSV in November 1998, the average utilization rate for our OSVs has been approximately 93%. According to ODS-Petrodata, the U.S. Gulf of Mexico industry average was approximately 73% over the same time period, based on vessels available for service. We expect that our newer, larger, faster and more cost-efficient vessels will remain in high demand as deepwater and other complex and challenging exploration, development and production activities continue to increase globally.

Commitment to Safety and Quality.    As part of our commitment to safety and quality, we have voluntarily pursued and received certifications that are not generally held by other companies in our industry. We have maintained certifications to the requirements of the International Standards Organization, or ISO, Standards 9002 and 14000 for quality and environmental management, respectively, with respect to the eight tugs and nine tank barges acquired from the Spentonbush/Red Star Group. We are one of the few OSV companies operating in the U.S. Gulf of Mexico that is approved under the U.S. Coast Guard’s Streamlined Inspection Program in which we and the Coast Guard cooperate to develop training, inspection and compliance processes, with our personnel conducting periodic examinations of vessel systems to the requirements of the vessels’ Coast Guard certifications, and taking corrective actions where necessary. Both of our principal office locations in Covington, Louisiana and Brooklyn, New York, as well as the majority of our vessels, including all of our OSVs and our tugs and tank barges acquired from the Spentonbush/Red Star Group, are also certified under the International Safety Management Code, or ISM Code, developed by the International Maritime Organization to provide internationally recognized standards for the safe management and operation of ships and for pollution prevention. We are currently combining the ISO and ISM certification of our fleetwide operations to standards of the American Bureau of Shipping’s Safety, Quality and Environmental Certification, or ABS SQE, which integrates the elements of these certifications into a single program. Quality, Safety and Environmental Certificates are an increasingly important consideration for both our OSV and tank barge customers due to the environmental and regulatory sensitivity associated with offshore drilling and production activity and waterborne transportation of petroleum products, respectively. We believe that customers recognize our commitment to safety and that our strong reputation and performance history provide us with a competitive advantage.

Leading Market Presence in Core Target Markets.    Our 23 U.S.-flagged OSVs comprise the second largest fleet of technologically advanced, new generation OSVs qualified for work in the U.S. Gulf of Mexico. Currently, 18 of our 23 U.S.-flagged OSVs operate in that area. We also operate one of the largest fleets of tugs and tank barges for the transportation of petroleum products in Puerto Rico and believe that we are the fourth largest tank barge transporter of petroleum products in New York Harbor. We believe that having scale in our selected markets benefits our customers and provides us with operating efficiencies.

Successful Track Record of Vessel Construction and Acquisitions.    Our management has significant naval architecture, marine engineering and shipyard experience. We believe we are unique in the manner in which we design our own vessels and work closely with our contracted shipyards in their construction. We typically source and supply many of the manufactured components (owner-furnished equipment), comprising a large portion of the aggregate cost of a vessel, directly from vendors rather than through the shipyard. In addition to substantial cost savings, we believe our approach enables us to better control the construction process, resulting in a higher quality vessel and an enhanced level of service from these vendors during the applicable warranty periods. We believe that our history of designing and constructing 17 new generation OSVs on time and on budget provides us with a competitive advantage in obtaining contracts for our vessels prior to their actual delivery. Our company has designed its operations and management systems in contemplation of additional growth through new vessel construction and acquisitions. To date, we have successfully completed and integrated five acquisitions involving 15 ocean-going tugs and 13 ocean-going tank barges, one acquisition of a coastwise tanker, two acquisitions involving six 220' new generation OSVs, one acquisition of a 165’ fast supply vessel, and one acquisition of an AHTS vessel.

Favorable OPA 90 Fleet Status.    Data provided by a U.S. Coast Guard report dated September 2001 indicates that 5.5 million barrels of single-hulled tank barge capacity would need to be retired by 2005 and an additional 3.5 million barrels by 2010, as mandated by OPA 90. According to the report, this represented on a cumulative basis as of each such retirement date, 22% and 36%, respectively, of the total 24.9 million barrel single- and double-hulled tank barge capacity that existed in 2001. Because 10 of our 12 active single-hulled tank barges are not required to be replaced or retrofitted with double hulls until 2015, we believe we have a competitive advantage over operators who have a higher percentage of single-hulled tank barges that must be retired or modified to add double hulls before 2010.

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

Our Strategy

Apply Existing and Develop New Technologies to Meet our Customers’ Vessel Needs. Our new generation OSVs are designed to meet the higher capacity and performance needs of our clients’ increasingly more complex drilling and production programs. In addition, our proprietary double-hulled tank barges currently under construction are designed to maximize transit speed, improve cargo through-put rates and enhance crew safety features. Our new generation OSVs are equipped with sophisticated propulsion and cargo handling systems, dynamic positioning capabilities and have larger capacities than conventional 180' OSVs. We are committed to applying existing and developing new technologies to maintain a technologically advanced fleet that will enable us to continue to provide a high level of customer service and meet the developing needs of our customers for OSVs and ocean-going tugs and tank barges, as well as other types of vessels that complement our two business segments. Improvements in exploration and production technologies have enabled operators to pursue larger scale, more complex drilling programs in remote locations and under more challenging operating conditions. We believe that the trend toward increasingly more complex projects will increase the demand for our technologically advanced fleet of new generation OSVs. Oil and natural gas exploration and development activity in these regions has increased recently as a result of several factors, including world-class exploration potential, improvements in exploration and production technologies for deepwater projects, and slowing or declining production from onshore and shallow water fields. We believe that deepwater regions worldwide and deep well drilling on the Continental Shelf will continue to be active areas for exploration and development in the foreseeable future, and that demand for our OSVs, which are uniquely equipped to serve the current and planned drilling programs in these markets, will continue to be strong.

Expand Fleet Through Newbuilds and Strategic Acquisitions.    We plan to expand our fleet through construction of new vessels, including construction of new generation OSVs and double-hulled tank barges as market conditions warrant, retrofitting of certain vessels and through strategic acquisitions. Market demand for vessels, including demand for new generation OSVs in domestic and international markets, will be the main determinant of the level and timing of construction of additional vessels. We believe that acquisition opportunities are likely to arise as consolidation continues in our two industry segments. We intend to use our expertise and experience to evaluate and execute strategic acquisitions where the opportunity exists to expand our service offerings in our core markets and create or enhance long-term client relationships. As of March 1, 2005, we have completed ten acquisitions involving 37 vessels and have constructed 17 proprietary OSVs, with five additional double-hulled tank barges expected for delivery during 2005.

Pursue Optimal Mix of Long-Term and Short-Term Contracts.    We seek to balance our portfolio of customer contracts by entering into both long-term and short-term charters. Long-term charters, which contribute to higher utilization rates, provide us with more predictable cash flow. Most of our long-term charters contain annual dayrate escalation provisions. Short-term charters provide the opportunity to benefit from increasing dayrates in favorable market cycles. We plan our mix of long-term and spot market contracts with respect to our OSVs based on anticipated market conditions. Our contract of affreightment with Amerada Hess for the services of tugs and tank barges in the northeastern United States has an initial term of June 1, 2001 through March 31, 2006. Our other tug and tank barge contracts typically have been renewed annually over the last several years. By design, substantially all of our tank barges operate under long-term contracts.

Build Upon Existing Customer Relationships.    We intend to build upon existing customer relationships by expanding the services we offer to those customers with diversified marine transportation needs. Many integrated oil and gas companies require OSVs to support their exploration and production activities and ocean-going tugs and tank barges to support their refining, trading and retail distribution activities. Moreover, many of our customers that conduct operations internationally have expressed interest in chartering our OSVs in such markets. We now have 28% of our supply vessel fleet, with five OSVs in Trinidad & Tobago and one OSV and our fast supply vessel offshore Mexico, chartered for use in international markets. Our management team has significant international experience and will continue to evaluate such opportunities.

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

Customers and Charter Terms

Major oil companies, large independent oil and gas exploration, development and production companies and large oil service companies constitute the majority of our customers for our OSV services, while refining, marketing and trading companies constitute the majority of our customers for our tug and tank barge services. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2004, Amerada Hess Corporation accounted for more than 10% of our total revenues. Under the terms of our contract of affreightment with Amerada Hess, we are required to meet certain performance criteria and, if we fail to meet such criteria, Amerada Hess would be entitled to terminate the contract. Our contract of affreightment provides for minimum annual cargo volumes to be transported and allows Amerada Hess to reduce its minimum commitment, subject to significant adjustment penalties. Because the tank barge market in the northeastern United States is currently operating at or near capacity, we believe that we would be able to replace through other customers any volumes that Amerada Hess does not transport as contemplated by the contract. For a discussion of significant customers in prior periods, see Note 13 of the notes to our consolidated financial statements.

We enter into a variety of contract arrangements with our customers, including spot and time charters, contracts of affreightment and consecutive voyage contracts. Our contracts are obtained through competitive bidding or, with established customers, through negotiation.

Most of the contracts for our OSVs contain early termination options in favor of the customer; however some have substantial early termination penalties designed to discourage the customers from exercising such options. Similarly, 11 of our 13 active tank barges provide services under long-term contracts with initial terms of one year or longer. Since we commenced operations, our OSVs have performed services for more than 60 different customers, and our tugs and tank barges have performed services for more than 250 different customers. Because of the variety and number of customers historically using the services of our fleet, and the approximate balance between supply and demand in both the OSV and tug and tank barge markets, we believe that the loss of any one customer would not have a material adverse effect on our business.

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

The terms of the Jones Act restrict the ability of vessels that are not built in the United States, documented under the laws of the United States and controlled by U.S. citizens to engage in the coastwise trade in the United States and Puerto Rico. See “—Environmental and Other Governmental Regulation” for a more detailed discussion of the Jones Act.

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

We believe that only 30% of the new generation OSVs currently operating in the U.S. Gulf of Mexico are owned by publicly-traded companies. We believe we operate the second largest fleet of new generation OSVs in the U.S. Gulf of Mexico, and are the only publicly traded company with a significant fleet of U.S.-flagged, new generation OSVs. In contrast, approximately 75% of the conventional 180’ OSVs operating on the Continental Shelf of the U.S. Gulf of Mexico are owned by publicly-traded companies. We operate one of the largest tank barge fleets in Puerto Rico and we believe that we are the fifth largest transporter by tank barge of petroleum products in New York Harbor. Most of our competitors in the tug and tank barge industry are privately held.

Although some of our principal competitors are larger and have greater financial resources and, with respect to OSVs, extensive international operations, we believe that our operating capabilities and reputation enable us to compete effectively with other fleets in the market areas in which we operate. In particular, we believe that the relatively young age and advanced features of our OSVs provide us with a competitive advantage. The ages of our OSVs range from eleven months to seven years, while the average age of the industry’s conventional 180’ U.S.-flagged OSV fleet is approximately 25 years. Retirement of older vessels has already commenced and we believe that many more of these older vessels will be retired in the next few years. The young age of our fleet, together with the advanced capabilities of our vessels, position us to take advantage of the expanding deepwater, deep well and other logistically demanding exploration and production projects in the U.S. Gulf of Mexico and around the world. In addition, our new generation OSVs are also increasingly in demand by our customers for conventional drilling projects because of the ability of our OSVs to reduce overall offshore logistics costs for the customer through the vessels’ greater capacities and operating efficiencies.

Environmental and Other Governmental Regulation

Our operations are significantly affected by a variety of federal, state, local and international laws and regulations governing worker health and safety and the manning, construction and operation of vessels. Certain U.S. governmental agencies, including the Department of Homeland Security and agencies under its auspices (such as the U.S. Coast Guard and the U.S. Customs and Border Protection), the National Transportation Safety Board, and the Maritime Administration of the U.S. Department of Transportation, have jurisdiction over our operations. In addition, private industry organizations such as the American Bureau of Shipping oversee aspects of our business. The U.S. Coast Guard and the National Transportation Safety Board establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards.

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

Under Section 27 of the Merchant Marine Act of 1920, also known as the Jones Act, the privilege of transporting merchandise or passengers for hire in the coastwise trade in U.S. domestic waters is restricted to only those vessels that are controlled by U.S. citizens and are built in and documented under the laws of the United States. To engage in coastwise trade, a corporation is not considered a U.S. citizen unless, among other things:

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

We meet all of the foregoing requirements. If we should fail to comply with these requirements, our vessels would lose their eligibility to engage in coastwise trade within U.S. domestic waters. To facilitate compliance, our certificate of incorporation:

•	limits ownership by non-U.S. citizens of any class of our capital stock (including our common stock) to 20%, so that foreign ownership will not exceed the 25% permitted;

•	permits withholding of dividends and suspension of voting rights with respect to any shares held by non-U.S. citizens that exceed 20%;

•	permits a stock certification system with two types of certificates to aid tracking of ownership;

•	permits our board of directors to redeem any shares held by non-U.S. citizens that exceed 20%; and

•	permits our board of directors to make such determinations to ascertain ownership and implement such measures as reasonably may be necessary.

Jones Act restrictions have been challenged by interests seeking to facilitate foreign competition for coastwise trade. Historically, their efforts have been defeated by large margins when considered by the U.S. Congress. Industry associations and participants actively responded to and successfully defeated the latest challenges involving the nature, extent and availability of lease-finance alternatives permitted by a 1996 amendment of the Jones Act. Under the provisions of that amendment, certain foreign interests operated and proposed to operate in the U.S. coastwise trade.

On August 9, 2004, following an initiative by the U.S. marine industry interested in protecting the Jones Act, Congress enacted and the President signed into law Public Law No. 108-293. Section 608 of that law amends the lease financing criteria of such Act, adding new requirements that effectively eliminate the ability of foreign interests engaged in the marine business to control vessels engaged in U.S. coastwise trade by structuring lease-finance transactions. In addition, the legislation requires the United States Coast Guard to, by August 9, 2007, revoke the authorization of any offshore service vessel that received an endorsement to engage in coastwise trade utilizing the challenged lease-finance structure, unless the vessel otherwise complies with the Jones Act’s U.S.-control requirements. Following enactment of the foregoing legislation, we are aware of one foreign marine interest that is subject to the three-year sunset provision and another foreign marine interest that had announced its intention to avail itself of the lease-finance structure, but aborted its plan. Instead, the latter is now utilizing a foreign mortgage-finance structure covering 100% of the construction costs of its vessels, which is currently being challenged by the U.S. marine industry. Should foreign competition be permitted to enter the U.S. coastwise market to any significant extent, it could have an adverse effect on the U.S. OSV industry and on us.

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

OPA 90 and regulations promulgated pursuant thereto impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Under OPA 90, “tank vessels” of over 3,000 gross tons that carry oil or other hazardous materials in bulk as cargo, a term, which includes our tank barges, are subject to liability limits of the greater of $1,200 per gross ton or $10 million. For any vessels, other than “tank vessels,” that are subject to OPA 90, the liability limits are the greater of $500,000 or $600 per gross ton. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply. Moreover, OPA 90 imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. We have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our vessels over 300 tons.

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

OPA 90 requires that all newly-built tank vessels used in the transport of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. Modifying existing vessels to provide for double hulls will be required of all tank barges and tankers in the industry by the year 2015. We are in a favorable position concerning this provision because a significant number of vessels in our fleet of tank barges measure less than 5,000 gross tons. Vessels of such tonnage may continue to operate without double hulls through the year 2015. Under existing legal requirements, therefore, we will be required to modify or replace only two of our existing tank barges before 2015. We previously retired from service three single-hulled tank barges at the end of 2004 pursuant to OPA 90. Although we are not aware of anything that would lead us to believe this current schedule will change, it remains possible that a change in the law affecting the requirement for double hulls or other aspects of our operations may occur that would require us to modify or replace our existing tank barge fleet earlier than currently anticipated.

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

LEEVAC Marine, Inc., a predecessor entity to one of our current subsidiaries, was notified in March 1996 regarding the possibility of remediating on a voluntary basis certain waste pits at the SBA Shipyards site in Jennings, Louisiana. This site is not identified as a federal Superfund site. Subsequent to this initial notice, in December 2000, LEEVAC Marine was one of approximately 14 companies that formed a limited liability company, SSIC Remediation, LLC, to address this matter. LEEVAC Marine accrued a $100,000 liability at the time of our formation to cover this expense. Our subsidiary’s current percentage of liability for cleanup efforts within the SSIC Remediation group at this site is estimated at approximately 2.64%, and, to date, it has contributed approximately $34,000 towards this cleanup effort and an additional $17,000 to pay certain costs discussed below, thereby reducing the accrued liability with respect to this matter to $44,600. The $34,000 contribution represents our subsidiary’s current share of a $1.9 million voluntary cleanup plan submitted to the limited liability company’s members by an independent contractor who has agreed to clean up the site in a manner that will meet both state and federal standards. In June 1997, Cari Investment Company, the former parent of LEEVAC Marine, Inc., agreed to indemnify us for certain matters, including those discussed in this paragraph. The indemnity would also be applicable to all liabilities, obligations, damages and expenses related to the SBA Shipyard matter in excess of $100,000. Christian G. Vaccari, who served as our Chairman and Chief Executive Officer until February 2002 and as one of our directors until May 2004, is a minority shareholder and President, Chief Executive Officer and Chairman of the Board of Cari Investment Company. In July 2002, our subsidiary entered into a contractual agreement whereby it paid an additional $17,000 to SSIC Remediation, LLC in order to limit its exposure to certain future costs incurred by the independent contractor at the site. This limitation on payment of future monies relates primarily to certain legal and administrative costs of SSIC Remediation, LLC and does not bar future payment of monies for potential Superfund cleanup costs or for costs associated with any suits brought by third parties. In late 2002, SSIC Remediation, LLC commenced interim phase remedial activities at the SBA Shipyards site pursuant to a December 9, 2002 “Order and Agreement” that it entered into with EPA. These remedial efforts are on-going at this site.

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

We currently have in place protection and indemnity insurance that includes coverage for pollution incidents. Our OSVs have $5 million in primary insurance coverage for such offshore pollution incidents, with an additional $100 million in excess umbrella coverage. In addition, our tugs and tank barges have insurance coverage for oil spills with a coverage limit of $1 billion.

Our tugs and tank barges acquired from the Spentonbush/Red Star Group obtained certifications for environmental management according to the requirements of ISO Standard 14000. Both of our principal office locations in Covington, Louisiana and Brooklyn, New York, as well as the majority of our vessels, including all of our proprietary OSVs and our tugs and tank barges acquired from the Spentonbush/Red Star Group, are also certified to the standards of the ISM Code for the safe management and operation of ships and for pollution prevention. We are currently combining the ISO and ISM Code certification of our fleetwide operations to the standards of ABS SQE, which integrates the elements of these certifications into a single program. Additionally, our OSVs participate in the U.S. Coast Guard’s Streamlined Inspection Program (SIP), which ensures the overall readiness level of our vessel lifesaving and other critical safety and emergency systems. We believe that our voluntary attainment and maintenance of these certifications and participation in these programs provides evidence of our commitment to operate in a manner that minimizes any impact on the environment from our fleet operations.

Operating Hazards and Insurance

The operation of our vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to our vessels and cargo. We maintain insurance coverage that we consider customary in the industry against certain of these risks, including, as discussed above, $1 billion in pollution insurance for the tug and tank barge fleet and $105 million of pollution coverage for the OSVs. We believe that our current level of insurance is adequate for our business and consistent with industry practice, and we have not experienced a loss in excess of our policy limits. We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, or insurance, if available, may be at rates that we do not consider to be commercially reasonable. In addition, as more single-hulled vessels are retired from active service, insurers may be less willing to insure and customers less willing to hire single-hulled vessels. The terms of our entry into a mutual protection and indemnity association covering our marine risks allows additional premiums to be called for from time to time, and paid by association members in respect of unanticipated reserve requirements of the association. We recently were called upon to pay such a supplemental premium.

Employees

On December 31, 2004, we had 601 employees, including 496 operating personnel and 105 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to enjoy good relations with our employees.

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

Availability of Reports, Certain Committee Charters and Other Information

Our website address is www.hornbeckoffshore.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other documents that we file with or furnish to the Commission pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission.

Our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Board of Directors Code of Business Conduct and Ethics, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website (http://www.hornbeckoffshore .com/) under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any shareholder upon request to Hornbeck Offshore Services Inc., Attn: Chief Compliance Officer, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

Item 3—Legal Proceedings

We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 4—Submission of Matters to a Vote of Security Holders

On November 23, 2004, we completed a consent solicitation and cash tender offer to acquire our outstanding 10.625% senior notes due 2008. Approximately 91% of such notes were validly tendered and accepted. In connection with the tender offer, holders of over a majority in aggregate principal amount of the 10.625% senior notes consented to certain amendments to the indenture governing such notes and pursuant thereto of certain restrictive covenants and defined events of default in the indenture were deleted. We redeemed the remaining 9% of such notes on January 14, 2005.

PART II

Item 5—Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The table sets forth, for the quarterly period indicated, the high and low sale prices for our common stock as reported by the NYSE during 2004. Our shares of common stock were not publicly traded prior to March 26, 2004.

	High	Low
First Quarter	$13.55	$13.00
Second Quarter	$13.75	$10.15
Third Quarter	$17.00	$11.12
Fourth Quarter	$21.50	$14.44

On March 1, 2005, we had 113 holders of record representing approximately 3,145 beneficial owners of our common stock.

We have not previously declared or paid and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. Any future payment of cash dividends will depend upon the financial condition, capital requirements and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, our indenture and revolving credit facility include restrictions on our ability to pay cash dividends on our common stock.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Pursuant to a Registration Statement on Form S-1 (Registration No. 333-108943) (as amended, the “Registration Statement”) that was declared effective on March 25, 2004, we completed an initial public offering of six million shares of our common stock and on April 28, 2004, we issued an additional 126,000 shares of common stock pursuant to the exercise by the underwriters of the initial public offering of an option to purchase additional shares of common stock, resulting in total net proceeds of approximately $73 million. We used a portion of the proceeds to repay the debt outstanding under our revolving credit facility of $40 million on March 31, 2004. From March 31, 2004 to December 31, 2004, the Company also used the remaining net proceeds of approximately $33 million to fund expenditures related to our tank barge newbuild program, the acquisition and retrofit of two ocean-going tugs, the acquisition of one fast supply vessel and for general corporate purposes. None of these expenditures were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any common stock or to any of our affiliates, except for $12.9 million paid to a shipyard affiliated with our former Chairman of the Board, Chief Executive Officer, and board member under a shipyard construction contract awarded to it following competitive bidding.

Item 6—Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except operating and per share data)

Our selected historical consolidated financial information as of and for the periods ended December 31, 2004, 2003, 2002, 2001 and 2000 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenues	$132,261	$110,813	$92,585	$68,791	$36,102
Operating expenses	58,520	46,805	36,337	25,135	13,542
Depreciation and amortization	23,135	17,590	12,296	7,670	7,145
General and administrative expenses	14,759	10,731	9,681	8,039	3,078
Operating income	35,847	35,687	34,271	27,947	12,337
Loss on early extinguishment of debt	22,443	—	—	3,029	—
Interest income	356	178	667	1,455	305
Interest expense	17,698	18,523	16,207	13,617	15,478
Other income (expense)(1)	135	706	55	—	(138)
Income (loss) before income taxes	(3,803)	18,048	18,786	12,756	(2,974)
Income tax expense (benefit)	(1,320)	6,858	7,139	5,737	1,550
Net income (loss)(2)	(2,483)	11,190	11,647	7,019	(4,524)
Per Share Data:
Basic net income (loss)	$(0.13)	$0.84	$0.96	$0.68	$(0.90)
Diluted net income (loss)	$(0.13)	$0.82	$0.94	$0.67	$(0.90)
Weighted average basic shares outstanding	19,330	13,397	12,098	10,265	5,038
Weighted average diluted shares outstanding(3)	19,330	13,604	12,428	10,514	5,038
Balance Sheet Data (at period end):
Cash and cash equivalents	54,301	$12,899	$22,228	$53,203	$32,988
Working capital	52,556	17,698	22,265	48,516	29,524
Property, plant, and equipment, net	361,219	316,715	226,232	180,781	98,935
Total assets	460,571	365,242	278,290	258,817	147,148
Total short-term debt(4)	15,449	—	—	—	6,834
Total long-term debt(5)	225,000	212,677	172,306	171,976	82,557
Total stockholders’ equity	182,904	112,395	71,876	59,866	38,197
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$21,405	$25,499	$24,955	$33,345	$5,741
Investing activities	(61,378)	(98,166)	(55,771)	(88,328)	(15,324)
Financing activities	81,358	63,322	(159)	75,198	36,427
Other Financial Data (unaudited):
EBITDA(6)	$59,473	$54,161	$47,289	$37,072	$17,667
Capital expenditures	61,378	105,816	55,771	88,328	15,324
Other Operating Data (unaudited):
Offshore Supply Vessels:
Average number(7)	22.8	17.3	11.0	7.8	6.8
Average utilization rate(8)	87.5%	88.6%	94.9%	99.1%	93.4%
Average dayrate(9)	$10,154	$10,940	$12,176	$11,872	$8,435
Tugs and Tank Barges:
Average number of tank barges(10)	16.0	15.9	16.0	12.3	7.0
Average fleet capacity (barrels)(10)	1,156,330	1,145,064	1,130,727	847,780	451,655
Average barge size (barrels)	72,271	72,082	70,670	68,109	64,522
Average utilization rate(8)	82.2%	73.6%	78.1%	84.4%	71.4%
Average dayrate(11)	$11,620	$10,971	$9,499	$8,944	$8,982

(1)	Represents other operating income and expenses, including gains (or losses) on disposition of assets and equity in income from investments.
(2)	Includes goodwill amortization of $126 for each of the two years in the period ended December 31, 2001. Effective January 1, 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” required that goodwill and other indefinite-lived assets no longer be amortized, but instead be reviewed for impairment annually or more frequently if circumstances indicate potential impairment. Net income (loss) would have been $7,145 and $(4,398) for the years ended December 31, 2001 and 2000, respectively, if SFAS 142 had been in effect on January 1, 2000.
(3)	For the year ended December 31, 2004, stock options representing rights to acquire 273 shares of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are antidilutive when the results from operations are a net loss or when the exercise price of the options is greater than the average market price of the common stock for the period.
(4)	Represents the remaining balance of $15.5 million in aggregate principal amount of the Company’s 10.625% senior notes due 2008 that was redeemed on January 14, 2005 and excludes original issue discount associated with our 10.625% senior notes in the amount of $97 as of December 31, 2004.
(5)	Excludes original issue discount associated with our 10.625% senior notes in the amount of $2,323, $2,694 and $3,024 as of December 31, 2003, 2002 and 2001, respectively. The amount as of December 31, 2003 includes $40,000 outstanding under our long-term, revolving credit facility.
(6)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(7)	We owned 23 OSVs at December 31, 2004. We took delivery of a newly constructed OSV on January 21, 2004.
(8)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(9)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(10)	The averages for the year ended December 31, 2003 give effect to our sale of the Energy 5502 on January 28, 2003 and our acquisition of the Energy 8001 on February 28, 2003. As of December 31, 2004, our tank barge fleet consisted of 16 vessels. Three of these tank barges were retired from service by the end of 2004. As of March 1, 2005, we had five double-hulled tank barges under construction.
(11)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.

Reconciliation of EBITDA to Net Income

EBITDA consists of earnings (net income) before interest expense, income tax expense, depreciation, amortization and loss on early extinguishment of debt. This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net income (loss)	$(2,483)	$11,190	$11,647	$7,019	$(4,524)
Interest expense:
Debt obligations	17,698	18,523	16,207	10,665	8,216
Put warrants (1)	—	—	—	2,952	7,262
Loss on extinguishment of debt (2)	22,443	—	—	3,029	—
Income tax expense (benefit)	(1,320)	6,858	7,139	5,737	1,550
Depreciation and amortization	23,135	17,590	12,296	7,670	5,163

EBITDA	$59,473	$54,161	$47,289	$37,072	$17,667

(1)	Interest expense from put warrants represents an adjustment to the estimated fair value of the put warrants. According to the Emerging Issues Task Force, or EITF, Issue 88-9, as supplemented by EITF Issue 00-19, which we have adopted, we are required to account for warrants that contain put options at their estimated fair value with the changes reported as interest. We repurchased and terminated all of the warrants for $14,500 in October 2001.
(2)	A loss on early extinguishment of debt was recorded during 2001 resulting from the write-off of deferred financing costs upon the refinancing of all our debt through the issuance of our 10.625% senior notes in July 2001. For the year ended December 31, 2004, amount includes the repurchase premium, related fees and expenses and the write-off of unamortized original issue discount and deferred financing costs related to the repurchase of 91% the 10.625% senior notes in November 2004. We redeemed the remaining 9% of the 10.625% senior notes in January 2005.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Forward Looking Statements.”

General

We own and operate a fleet of 24 technologically advanced, new generation OSVs, which includes one AHTS vessel that is primarily operating as a supply vessel and towing jack-up rigs. We also own and operate one fast supply vessel. Currently, 18 of our OSVs are operating in the U.S. Gulf of Mexico, five of our OSVs are operating offshore Trinidad & Tobago and one OSV and our fast supply vessel are working offshore Mexico. We also own and operate 14 ocean-going tugs and 13 active ocean-going tank barges, one of which is double-hulled. Currently, 11 of our tank barges are operating in the northeastern United States, primarily New York Harbor, and two are operating in Puerto Rico. By the end of calendar 2005, our tug and tank barge segment is expected to consist of at least 14 ocean-going tugs and 18 ocean-going tank barges, six of which will be double-hulled. This projected fleet count reflects five double-hulled tank barges under construction as of March 1, 2005 and is net of the retirement of three single-hulled tank barges at the end of 2004, which are now inactive and ineligible to transport petroleum products in navigable waters of the United States. Upon completion of this newbuild program, 46% of our tank barge fleet barrel capacity is currently expected to be double-hulled, up from 7% today.

We charter our OSVs on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, pursuant to either fixed term or spot time charters. A fixed term time charter is a contract for a fixed period with a specified dayrate, generally paid monthly. Spot time charters in the OSV industry are generally charter contracts with either relatively short fixed or indefinite terms. In all time charters, spot or fixed, the vessel owner absorbs crew, insurance and repair and maintenance costs in connection with the operation of the vessel, while customers absorb all other direct operating costs. In addition, in a typical time charter, the charterer obtains the right to direct the movements and utilization of the vessel while the vessel owner retains operational control over the vessel.

All of our OSVs and our fast supply vessel operate under time charters, including ten that are chartered under long-term contracts with expiration dates ranging from June 2005 through April 2007. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

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

We have developed five different classes of proprietary, new generation OSVs to meet the diverse needs of our customers. The acquisition of six 220’ OSVs from Candy Fleet in 2003 broadened the mix of equipment in our fleet, adding a sixth class of vessels well suited for deep shelf gas exploration and other complex shelf drilling applications. In addition, these new generation vessels complement our ability to fill the increasing demand for modern equipment for conventional drilling on the Continental Shelf. Because these acquired vessels were 220 class OSVs, our complement of OSVs smaller in size than the 240 class increased from 33% to 50% of our fleet as of June 30, 2003, resulting in a commensurate decrease in our fleetwide average dayrates beginning at such time. However, we have achieved a comparable reduction in both our fleetwide average capital costs and our daily operating expense per vessel. We have continued our efforts to expand the services that we offer our customers with the addition of one AHTS vessel in early 2005. Our AHTS vessel is primarily functioning as a supply vessel and towing jack-up rigs.

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

Soft market conditions for OSVs in the U.S. Gulf of Mexico persisted from the second half of 2002 through the first half of 2004. Since the second half of 2004, OSV market conditions in the U.S. Gulf of Mexico have improved. Our average dayrates have risen approximately $1,800 since April 2004 to approximately $11,400 per day at the end of 2004, while our fleetwide OSV utilization has risen from roughly 70% to 94% over the same period. Further indications of improvement in the U.S. Gulf of Mexico OSV market include the continued support for the expansion of deepwater and deep shelf projects, as evidenced by public comments from offshore drilling contractors relating to the increased demand for rigs, and public comments from oil and gas producers on increases to their capital budgets or acceleration of their development plans for these offshore areas. Additionally, there are signs that the improved market conditions in the U.S. Gulf of Mexico could be a long-term trend. For example, in the offshore oil and natural gas lease sale held in August 2004 by MMS, interest in acquiring leases was the highest it has been in the last six years, a 22% increase from a year ago, with 44% of the leases bid on being located in ultra-deep water. Additional evidence of a strengthening OSV market in the U.S. Gulf of Mexico is offshore rig fleet utilization. According to ODS-Petrodata, offshore rig fleet utilization is up to 85% from the year-ago range of 71%.

Generally, we operate an ocean-going tug and tank barge together as a “tow” to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot time charters, contracts of affreightment and consecutive voyage contracts. A fixed term time charter is a contract for a fixed period of time with a specified day rate, generally paid monthly. Spot time charters in the tug and tank barge industry are generally single-voyage contracts of affreightment, consecutive voyage contracts, or time charter contracts with either relatively short fixed or indefinite terms . A consecutive voyage contract is a contract for the transportation of cargo for a specified number of voyages between designated ports over a fixed period of time under which we are paid based on the volume of products we deliver per voyage. Under consecutive voyage contracts, in addition to earning revenues for volumes delivered, we earn a standby hourly rate between voyages. We may also charter vessels to a third party under a bareboat charter. A bareboat charter is a “net lease” in which the charterer takes full operational control over the vessel for a specified period of time for a specified daily rate that is generally paid monthly to the vessel owner. The bareboat charterer is solely responsible for the operation and management of the vessel and must provide its own crew and pay all operating and voyage expenses. We also provide tug services to third party vessels on a periodic basis. Typically, these services include vessel docking and towage assistance.

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

As the next major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increases in dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In November 2003, we commenced a double-hulled tank barge newbuild program to replace some of our existing single-hulled tank barges that will be retired from service in accordance with OPA 90. Since then, we have contracted with shipyards for the construction of five double-hulled tank barges. This newbuild program will replace about 270,000 barrels of single-hulled capacity that we retired from service at the end of 2004 pursuant to OPA 90 with approximately 600,000 barrels of new double-hulled capacity. Our first two new double-hulled tank barges were expected to be delivered in December 2004 to replace the capacity of the Energy 9801, Energy 9501, and Energy 8701, all of which were retired from service at the end of 2004. However, as a result of start-up delays at the shipyards and steel shortages, we now expect to take delivery of these two tank barges by the end of the second quarter of 2005 and the remaining three tank barges during the fourth quarter of 2005. Due to these delays, based on delivery date protections contained in our shipyard contracts, we expect to receive a favorable adjustment to the construction costs for the two affected vessels, which will partially offset the opportunity cost of such delays.

Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization.

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

As expected, tug and tank barge segment activity during the fourth quarter of 2004 was seasonally higher than the third quarter 2004 due to the early stages of winter. Our 2004 fourth quarter results also surpassed the year-ago quarter. The fourth quarter 2004 was favorably impacted by the fact that single-hulled tank barges were removed from service by our competitors earlier than required by OPA 90, coupled with colder than expected conditions during the early stages of winter. These factors contributed to higher dayrates and utilization due to a tightening tank barge market in the northeastern United States. We expect these market conditions to continue because additional single-hulled equipment was removed from service at the end of 2004. However, the early part of the first quarter 2005 has been somewhat warmer than normal, which has mitigated the effect of favorable market conditions stemming from fewer single-hulled tank barges being available for service.

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

Results of Operations

The tables below set forth, by segment, the average dayrates and utilization rates for our vessels and the average number of vessels owned during the periods indicated. These OSVs and tugs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations of the HOS Hotshot, a 165-ft. fast supply vessel that we had been operating under a bareboat charter since it was delivered in April 2003. We exercised our option to purchase that vessel in May 2004.

	Years Ended December 31,
	2004	2003	2002
Offshore Supply Vessels:
Average number of vessels	22.8	17.3	11.0
Average utilization rate(1)	87.5%	88.6%	94.9%
Average dayrate(2)	$10,154	$10,940	$12,176
Tugs and Tank Barges:
Average number of tank barges	16.0	15.9	16.0
Average fleet capacity (barrels)	1,156,330	1,145,064	1,130,727
Average barge size (barrels)	72,271	72,082	70,670
Average utilization rate(1)	82.2%	73.6%	78.1%
Average dayrate(3)	$11,620	$10,971	$9,499

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

Summarized financial information concerning our reportable segments is shown below in the following table (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenues by segment:
Offshore supply vessels
Domestic	$59,886	$50,044	$43,702
Foreign	15,407	12,358	2,676

	75,293	62,402	46,378

Tugs and tank barges
Domestic	50,465	43,206	36,020
Foreign (1)	6,503	5,205	10,187

	56,968	48,411	46,207

	$132,261	$110,813	$92,585

Operating expenses by segment:
Offshore supply vessels	$29,724	$22,786	$14,367
Tugs and tank barges	28,796	24,019	21,970

	$58,520	$46,805	$36,337

Depreciation and amortization
Offshore supply vessels	$12,876	$9,381	$5,830
Tugs and tank barges	10,259	8,209	6,466

	$23,135	$17,590	$12,296

Loss on early extinguishment of debt	$22,443	$—	$—

General and administrative expenses	$14,759	$10,731	$9,681

Interest expense	$17,698	$18,523	$16,207

Interest income	$356	$178	$667

Income tax expense (benefit)	$(1,320)	$6,858	$7,139

(1)	Included are the amounts applicable to our Puerto Rico tug and tank barge operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenues.    Revenues were $132.3 million in 2004, compared to $110.8 million in 2003, an increase of $21.5 million or 19.4%. The increase in revenues was primarily the result of the year-over-year increase in the size of our fleet. Our operating fleet grew from an average of 45 vessels during 2003 to an average of 51 vessels during 2004. The additional revenues generated by newly constructed or acquired vessels that were not in operation during all of 2003 and 2004 accounted for $15.8 million of the increase in our revenues. We also experienced a $5.7 million increase in revenues from our 45 vessels that were in service during each of the years ended December 31, 2004 and 2003 due to improving market conditions in both of our business segments.

Revenues from our OSV segment increased to $75.3 million in 2004, compared to $62.4 million for 2003, an increase of $12.9 million or 20.7%. Our average OSV fleet size grew by 5.5 vessels during 2004 compared to 2003. The average utilization rate was 87.5% for 2004, compared to 88.6% for 2003. Although there was a 1.1% decrease in utilization for 2004, the early stages of 2004 were marked with utilization in the mid to low-80’s while the latter part of 2004 had utilization in the low to mid-90’s. Our OSV average dayrate was $10,154 for 2004, compared to $10,940 for 2003, a decrease of $786 or 7.2%. The decrease in average dayrates primarily reflected the change in our average vessel size as 2004 was the first full year of operating results for the six 220’ class vessels that were acquired in mid-2003. While our annual average dayrates were lower in 2004 compared to 2003, average dayrates for the fourth quarter of 2004 have returned to annual 2003 levels. Domestic revenues were also higher in 2004 than the prior year due mainly to the recovery of the OSV market in the U.S. Gulf of Mexico. Foreign revenues were positively impacted by having two additional vessels working internationally during 2004. Based on current market trends, we anticipate that our OSV utilization and average dayrates for each vessel class will remain at least above fourth quarter 2004 levels for 2005 and 2006.

Revenues from our tug and tank barge segment totaled $57.0 million in 2004, compared to $48.4 million in 2003, an increase of $8.6 million or 17.8%. Our utilization rate increased to 82.2% for 2004, compared to 73.6% for 2003, primarily due to extended cold weather in the spring of 2004, fewer days out of service for drydockings and repairs in 2004 compared to 2003, and increased movements of diesel and unleaded gasoline barrels as gasoline inventories during the summer of 2004 were at 30-year seasonal record lows. Our average dayrates were $649 higher in 2004 than the prior year as a tightening tank barge market in the northeastern United States contributed to higher freight rates and fuel shortages during the summer of 2004 that caused higher barrel movements for gasoline and diesel fuel.

Operating Expenses.    Our operating expenses increased to $58.5 million for 2004, compared to $46.8 million in 2003, an increase of $11.7 million or 25.0%. The increase in operating expenses was the result of having more vessels in service during 2004 compared to 2003 and increasing costs related to newly instituted Homeland Security measures, training, repair and maintenance, and insurance.

Operating expenses for our OSV segment increased $6.9 million, or 30.3%, in 2004 to $29.7 million, compared to $22.8 million in 2003. This increase was primarily the result of having an average of six more new OSVs in service during 2004 compared to 2003. Daily operating costs per vessel in the OSV segment decreased over the same period in 2003, commensurate with the change in our fleet complement with the addition of six 220’ vessels in mid-2003.

Operating expenses for our tug and tank barge segment was $28.8 million for 2004, compared to $24.0 million in 2003, an increase of $4.8 million or 20.0%. The increase in operating expenses was primarily the result of higher fuel, insurance and personnel costs along with the increased cost of compliance of newly instituted Homeland Security measures. Average daily operating costs per vessel for 2004 increased over 2003 commensurately with the overall increase in operating expenses discussed above.

Depreciation and Amortization.    Our depreciation and amortization expense of $23.1 million for the year ended December 31, 2004 increased $5.5 million or 31.3% compared to $17.6 million for the same period in 2003. Depreciation and amortization were higher in 2004 as a result of having an average of six additional vessels in our fleet and increased drydocking activity compared to the same period in 2003. These expenses are expected to increase further with the recent acquisition of two ocean-going tugs, one AHTS vessel and the construction of five double-hulled tank barges, and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

Loss on Early Extinguishment of Debt.    On November 3, 2004, we commenced a cash tender offer for all of the $175 million in aggregate principal amount of our 10.625% senior notes. Senior notes totaling approximately $159.5 million, or 91% of such notes outstanding, were validly tendered during the designated tender period. The remaining $15.5 million of our 10.625% senior notes were redeemed on January 14, 2005. A loss on early extinguishment of debt of approximately $22.4 million was recorded during the fourth quarter of 2004 and includes the tender offer costs and an allocable portion of the write off of unamortized financing costs and original issue discount, and a bond redemption premium. A loss on early extinguishment of debt of approximately $1.7 million will be recorded for the first quarter of 2005 for those costs allocable to the $15.5 million of our 10.625% senior notes redeemed on January 14, 2005.

General and Administrative Expenses.    Our general and administrative expenses were $14.8 million for 2004, compared to $10.7 million in 2003, an increase of $4.1 million or 38.3%. This increase primarily resulted from increased overhead relating to the additional vessels purchased, the increased costs of operating as a public company and, during the fourth quarter 2004, several discrete charges related to increased employee bonuses, insurance and legal fees. General and administrative expenses are expected to trend higher in 2005 to accommodate our continued growth via vessel acquisitions, the construction of five double-hulled tank barges, and our increased reporting obligations under federal securities and corporate governance laws and stock exchange requirements. However, we expect the ratio of general and administrative expenses to revenues to remain at our historical levels at approximately 11% of revenues.

Interest Expense.    Interest expense from debt obligations was $17.7 million in 2004, compared to $18.5 million in 2003, a decrease of $0.8 million or 4.3%. The decrease in interest expense primarily relates to having an average balance outstanding under our revolving credit facility of $12.0 million during 2004 compared to $20.0 million during 2003 and having outstanding balances on such facility during only three months of 2004 compared to 11 months of 2003. Other factors causing a decrease in interest expense are continued increases in our capitalized interest due to the construction of double-hulled tank barges and the November 2004 issuance of 6.125% senior notes to repurchase a portion of our outstanding 10.625% senior notes. See “Liquidity and Capital Resources” for further discussion. Capitalization of interest costs relating to new construction of vessels was approximately $3.0 million for 2004 compared to $2.7 million for 2003.

Interest Income.    Interest income was $0.4 million in 2004, compared to $0.2 million in 2003, an increase of $0.2 million or 100%. The increase in interest income resulted from increased interest rates along with higher average cash balances invested during 2004 compared to 2003. Average cash balances were $33.6 million and $17.6 million for the years ended December 31, 2004 and 2003, respectively.

Income Tax Expense.    We recorded an income tax benefit for 2004, compared to an income tax provision for 2003, due to a pre-tax loss attributable to an early extinguishment of debt. See “Liquidity and Capital Resources” for further discussion. We also recorded deferred taxes due to our federal tax net operating loss carryforwards primarily generated by accelerated depreciation for tax purposes of approximately $95 million as of December 31, 2004. These loss carryforwards are available through 2018 to offset future taxable income. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

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

Revenues from our OSV segment increased to $62.4 million for 2003, compared to $46.4 million for 2002, an increase of $16.0 million or 34.5%. Our utilization rate was 88.6% for 2003, compared to 94.9% in 2002. The increase in revenues was primarily the result of the year-over-year increase in the size of our fleet. The decrease in utilization was due to having fewer OSVs on long-term contracts and an increased proportion of vessels operating in the spot market, which is more susceptible to market fluctuations. The soft OSV spot market that began in mid-2002 continued throughout 2003, and ended in April 2004. Our OSV average dayrate was $10,940 for 2003, compared to $12,176 in 2002, a decrease of $1,236 or 10.2%. The decrease in average dayrates primarily reflects the addition of six 220 class OSVs, which typically experience lower dayrates, regardless of market conditions, than our 240 or 265 class vessels and continued dayrate weakness in the U.S. Gulf of Mexico. The fourth quarter of 2003 was the first quarter that reflected a full contribution of the operating results from all six of the new 220 class OSVs we acquired in mid-2003, causing a shift in our OSV vessel mix.

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

Operating Expenses.    Our operating expenses increased to $46.8 million for 2003, compared to $36.3 million for 2002, an increase of $10.5 million or 28.9%. The increase in operating expenses was primarily the result of having more vessels in service in 2003 compared to 2002.

Operating expenses for our OSV segment increased $8.4 million or 58.3% for 2003 to $22.8 million, compared to $14.4 million for 2002. This increase was primarily the result of five newly constructed, larger class OSVs being in service for substantially more days during 2003 compared to 2002, and the acquisition of six 220 class OSVs in mid-2003. Daily operating costs per vessel for 2003 decreased over 2002, primarily due to a change in the OSV fleet complement in the second half of 2003.

Operating expenses for our tug and tank barge segment were $24.0 million for 2003, compared to $22.0 million for 2002, an increase of $2.0 million or 9.1%. The operating expense increase was primarily due to the acquisition of the Energy 8001 in February 2003. Average daily operating expenses per vessel in the tug and tank barge segment remained fairly constant.

Depreciation and Amortization.    Our depreciation and amortization expense of $17.6 million in 2003 increased $5.3 million or 43.1% compared to $12.3 million for the same period in 2002. Depreciation and amortization was higher in 2003 as a result of having an average of six additional vessels in our fleet and increased drydocking activity compared to the same period in 2003. These expenses are expected to increase further with the delivery of one OSV in early 2004 and as other recently acquired or newly constructed vessels undergo their initial 30 and 60-month recertifications.

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

Income Tax Expense.    Our effective tax rate was 38.0% for 2003 and 2002. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards primarily generated by accelerated depreciation for tax purposes, of approximately $37.4 million as of December 31, 2003, that are available through 2018 to offset future taxable income. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flow from operations, proceeds from issuances of our debt and common equity securities, and borrowings under our credit facilities. We require capital to fund ongoing operations, construction of new vessels, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during 2005.

We have a five-year $100 million senior secured revolving credit facility with a current borrowing base of $60 million. As of December 31, 2004, we had $60 million of credit immediately available under such facility. We have made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, retrofit of existing vessels or acquisition of additional vessels, including OSVs, and ocean-going tugs and tank barges, as needed to take advantage of the demand for such vessels. Upon completion, the five double-hulled tank barges anticipated to be delivered in 2005 will replace three single-hulled vessels that were retired from service pursuant to OPA 90 prior to January 1, 2005 and increase the net barrel-carrying capacity of our fleet by approximately 320,000 barrels or 28%.

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

Operating Activities.    We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $21.4 million in 2004, $25.5 million in 2003, and $25.0 million in 2002. The decrease in operating cash flows from 2003 to 2004 was due to increased cash outlays associated with OSV drydocking activity and the timing of interest payments resulting from the early extinguishment of debt in November 2004. Our cash flows from operations is expected to trend higher as we will have a full year of revenue contribution from one OSV added in 2004 and partial year contributions from the five new double-hulled tank barges that we expect to be delivered during 2005 and one AHTS acquired during January 2005. In 2005, we expect to drydock a total of eight OSVs, two tugs, and four tank barges for recertification and/or discretionary vessel enhancements, which together with non-vessel capital expenditures related primarily to information technology initiatives, is estimated to cost in the range of $13.0 million to $14.0 million.

As of December 31, 2004, we had federal tax net operating loss carryforwards of approximately $95 million available through 2018 to offset future federal taxable income. These federal tax net operating losses were generated primarily through accelerated tax depreciation applied to our vessels. Our use of these tax net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our projected fleet, we expect to continue generating federal tax net operating losses over the near term.

Investing Activities.    Investing activities for 2004 were approximately $61.4 million, primarily for the construction of new double-hulled tank barges, acquisition of a fast supply vessel and the acquisition and retrofitting of two ocean-going tugs, and miscellaneous capital expenditures. During 2003 investing activities were approximately $99.8 million, primarily for the construction of new vessels, acquisitions of six OSVs and a double-hulled tank barge, and miscellaneous capital expenditures. These 2003 expenditures were offset by $1.7 million in cash proceeds from the sale of one tank barge. During 2002, investing activities were $56.1 million for new construction of vessels offset by $0.3 million in cash proceeds from the sale of a tug. In 2005, investing activities are anticipated to include costs to complete construction of our five double-hulled tank barges, the acquisition of one AHTS vessel, and miscellaneous capital expenditures, including discretionary vessel modifications and various corporate projects. See “Contractual Obligations” for a brief overview of anticipated vessel construction commitments in 2005.

Financing Activities.    Financing activities during 2004 generated $81.4 million and consisted of cash inflows generated by the November 2004 issuance of 6.125% senior notes and the initial public offering of our common stock, which was completed in March 2004. These cash inflows were offset by the repurchase of 91% of our outstanding 10.625% senior notes and the repayment of amounts then outstanding on our revolving credit facility in March 2004. Financing activities during 2003 consisted primarily of the private placement of approximately 1.9 million shares of our common stock, raising net cash proceeds of approximately $23.3 million that were used in part, together with borrowings under our revolving credit facility of $40 million, to fund certain vessel purchases. In 2002, financing activities consisted primarily of the incurrence of variable rate debt financing under our revolving credit facility for asset purchases.

On November 3, 2004, we commenced a tender offer and solicitation of consents relating to the repurchase of our existing 10.625% senior notes. The tender offer expired on December 3, 2004. On November 23, 2004, we completed the private placement of our 6.125% Series A senior notes, resulting in offering proceeds of approximately $219 million, net of estimated transaction costs. In connection with the tender offer and related consent solicitation, we used $181 million, plus accrued interest, of such proceeds to repurchase approximately 91% of our outstanding $175 million aggregate principal amount of 10.625%

senior notes. In addition, approximately $17 million, plus accrued interest, of the offering proceeds was used to redeem the remaining 10.625% senior notes on January 14, 2005.

As a result of the repurchase of 91% of the 10.625% senior notes in the fourth quarter of 2004, we recorded a charge for a pre-tax loss on early extinguishment of debt of approximately $22.4 million. The per share impact of this loss is $0.75 per diluted share for the year ended December 31, 2004 and $0.70 per diluted share for the fourth quarter 2004. For the first quarter of 2005, we expect to record an after-tax loss on early extinguishment of debt of approximately $1.1 million, or $0.05 per diluted share, in connection with the redemption of the remaining 10.625% senior notes on January 14, 2005. We expect the issuance of the 6.125% Series A notes and the repurchase and redemption of the outstanding 10.625% senior notes to result in pre-tax savings, before allocation of construction period interest, of approximately $5.2 million in annualized net interest expense, even though our long-term debt has increased by $50 million. This bond refinancing lowered our effective interest rate on our long-term fixed rate debt obligations from 11.18% to 6.38%.

Contractual Obligations

The following table sets forth our aggregate contractual obligations as of December 31, 2004 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Senior notes(1)	$240,449	$15,449	$—	$—	$225,000
Operating leases(2)	2,130	1,074	797	259	—
Vessel construction commitments(3)	53,224	53,224	—	—	—

Total	$295,803,	$69,747	$797	$259	$225,000

(1)	The current portion of the outstanding senior notes represents the remaining balance of our 10.625% senior notes that were not repurchased in November 2004 and includes original issue discount of $97. The current portion of debt was redeemed in January 2005. The long-term portion of the senior notes represents the outstanding balance of our 6.125% senior notes.
(2)	Included in operating leases are commitments for office space, vessel rentals, office equipment, and vehicles. On June 30, 2003, we entered into a lease for our principal executive offices in Covington, Louisiana. The lease covers 23,756 sq. ft. and has an initial term of five years, which commenced September 1, 2003, with two optional five-year renewal periods. The cost of leasing this new facility is included in the table.
(3)	The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, however, the amounts are not expected to change materially in the aggregate.

We have a $100 million revolving credit facility with a current borrowing base of $60 million. As of December 31, 2004, we had no outstanding balance thereunder, as we used a portion of the net proceeds from our March 2004 initial public offering of our common stock to re-pay all borrowings thereunder. Thus, we have $60 million of borrowing capacity immediately available under that facility.

As of December 31, 2004, we had outstanding debt of $240.5 million, net of original issue discount, that was comprised of $225 million in aggregate principal amount of 6.125% senior notes and $15.5 million in remaining principal amount of 10.625% senior notes, the latter of which were redeemed in January 2005. The effective interest rate on the 6.125% senior notes is 6.38% and is payable semi-annually each June 1 and December 1. The 6.125% senior notes do not require any payments of principal prior to their stated maturity of December 1, 2014, but pursuant to the indenture under which they were issued, we are required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

In February 2005, we commenced a registered exchange offer to exchange our 6.125% senior notes due December 1, 2014, which were initially sold pursuant to exemptions under the Securities Act of 1933, or Securities Act, for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offer was registered under the Securities Act. Both series of senior notes were issued under and are entitled to the benefits of the same indenture. The exchange offer was completed on March 7, 2005.

For additional information with respect to our revolving credit facility and our senior notes, please refer to Note 7 of our consolidated financial statements included herein.

For the year ended December 31, 2004, we expended $41.8 million for acquisitions and new vessel construction, before allocation of construction period interest, which was comprised of a final construction draw of $1.5 million for an OSV and $40.3 million for our tank barge newbuild program and the acquisition and retrofit of two ocean-going tugs. The five barges now under construction, along with the purchase of the two higher horsepower, ocean-going tugs, are expected to cost approximately $105 million in the aggregate, of which approximately $51.4 million has been incurred and paid from October 2003 through the end of 2004. We expect to incur the remaining balance of $53.6 million in 2005. The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones. However, the amounts are not expected to change materially in the aggregate.

Inflation

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

R ecent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 8 to our consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such excess tax deductions was $0.4 million in 2004. SFAS 123R must be adopted no later than July 1, 2005 and we expect to adopt this standard at such time.

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K, including certain information set forth in the sections entitled “Business and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the cautionary statements we make in this Annual Report on Form 10-K.

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of vessels in our markets;

•	the effects of competition;

•	our ability to complete vessels under construction or refurbishment without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	our ability to obtain or maintain adequate levels of insurance;

•	demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in international economic and political conditions;

•	changes in foreign currency exchange rates;

•	adverse domestic or foreign tax consequences;

•	uncollectible foreign accounts receivable or longer collection periods on such accounts;

•	financial stability of our customers;

•	retention of skilled employees and our management;

•	laws governing the health and safety of our employees working offshore;

•	catastrophic marine disasters;

•	adverse weather and sea conditions;

•	oil and hazardous substance spills;

•	war and terrorism;

•	acts of God;

•	our ability to finance our operations on acceptable terms and access the debt and equity markets to fund our capital requirements, which may depend on general market conditions and our financial condition at the time;

•	our ability to charter our vessels on acceptable terms; and

•	our success at managing these risks.

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

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value.

We are subject to interest rate risk on our long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.38%.

Our revolving credit facility has a variable interest rate and, therefore, is not subject to interest rate risk. At December 31, 2004, the weighted average interest rate under our revolving credit facility, had we had outstanding borrowings under such facility, would have been approximately 4.5%. Assuming a 200 basis point increase in market interest rates during the year ended December 31, 2004, our interest expense, net of capitalization, would have increased approximately $0.2 million, net of taxes, resulting in a $0.01 per diluted share reduction in earnings.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for five of our OSVs for service in Trinidad & Tobago. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under a fixed time charter with one of our other OSVs and our fast supply vessel for service offshore Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

Ite m 8—Financial Statements and Supplementary Data

The financial statements and information required by this Item appear on pages F-1 through F-24 of this Annual Report on Form 10-K.

It em 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

It em 9A—Controls and Procedures

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

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 11—Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 13—Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 14—Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) The following items are filed as part of this report:

1.	Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-24 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits.

Exhibit Number	Description of Exhibit

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

3.3	—Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1

—Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2004).

4.2

—Registration Rights Agreement, dated as of November 23, 2004, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 18, 2004).

4.3

—Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

Exhibit Number	Description of Exhibit

4.4

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

4.6

—Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

4.7

—Stockholders’ Agreement dated as of October 27, 2000 between the Company, Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration
No. 333-108943).

10.1†	—Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2003).

10.2

—Senior Employment Agreement dated effective January 1, 2001 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.3

—Employment Agreement dated effective January 1, 2001 by and between Carl Annessa and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.4

—Employment Agreement dated effective January 1, 2001 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.5

—Amendment to Senior Employment Agreement dated effective February 17, 2003 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.6

—Amendment to Employment Agreement dated effective February 17, 2003 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

Exhibit Number	Description of Exhibit

10.7

—Amendment to Employment Agreement dated effective February 17, 2003 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

*10.8	—Second Amendment to Employment Agreement dated effective March 11, 2005 by and between Todd M. Hornbeck and the Company

*10.9	—Second Amendment to Employment Agreement dated effective March 11, 2005 by and between Carl G. Annessa and the Company

*10.10	—Second Amendment to Employment Agreement dated effective March 11, 2005 by and between James O. Harp, Jr. and the Company

10.11

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

10.12

—Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.13

—Form of First Amendment to Indemnification Agreement for Directors, Officers and Key Employees (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the period ended September 30, 2003).

10.14

—Asset Purchase Agreement dated as of June 20, 2003 by and among HOS-IV, LLC, Candy Marine Investment Corporation, Candy Fleet Corporation and Kenneth I. Nelkin, and joined for limited purposes by Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2003).

*10.15†	—Director & Advisory Director Compensation Policy.

*10.16	—Form of Executive Non-Qualified Stock Option Agreement.

*10.17	—Form of Director Non-Qualified Stock Option Agreement.

*10.18	—Form of Employee Non-Qualified Stock Option Agreement.

10.19

—Stockholders’ Agreement dated as of June 5, 1997 between the Company, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.20

—Registration Rights Agreement dated as of October 27, 2000 between the Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

Exhibit Number	Description of Exhibit

10.21

—Registration Rights Agreement dated as of June 24, 2003 between the Company and certain purchasers of securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 filed September 19, 2003, Registration No. 333-108943).

10.22

—Agreement Concerning Registration Rights dated as of October 27, 2000 between the Company, SCF IV, LP, Joint Energy Development Investments II, LP and Sundance Assets, LP (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.23

—Letter Agreement dated September 24, 2001 between the Company, Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed September 19, 2003, Registration No. 333-108943).

*21	—Subsidiaries of the Company.

*23.1	—Consent of Ernst & Young, LLP.

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

—Amended and Restated Credit Agreement Confirmation dated December 29, 2004 (incorporated by reference to Exhibit 99.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

New Orleans, Louisiana

February 18, 2005

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$54,301	$12,899
Accounts receivable, net of allowance for doubtful accounts of $407 and $454, respectively	22,028	16,544
Prepaid insurance	530	291
Property taxes receivable	2,936	2,144
Other current assets	1,934	1,661

Total current assets	81,729	33,539

Property, plant and equipment, net	361,219	316,715
Goodwill, net	2,628	2,628
Deferred charges, net	14,863	12,316
Other assets	132	44

Total assets	$460,571	$365,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,845	$3,884
Accrued interest	2,391	7,799
Accrued payroll and benefits	3,991	3,911
Deferred revenue	1,723	—
Current portion of long-term debt, net of original issue discount of $97	15,449	—
Other accrued liabilities	774	247

Total current liabilities	29,173	15,841

Revolving credit facility	—	40,000
Long-term debt, net of original issue discount of $0 and $2,323, respectively	225,000	172,677
Deferred tax liabilities, net	22,247	23,567
Other liabilities	1,247	762

Total liabilities	277,667	252,847

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 20,822 and 14,528 shares issued and outstanding, respectively	208	145
Additional paid-in capital	163,264	90,351
Retained earnings	19,400	21,883
Accumulated other comprehensive income	32	16

Total stockholders’ equity	182,904	112,395

Total liabilities and stockholders’ equity	$460,571	$365,242

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$132,261	$110,813	$92,585
Costs and expenses:
Operating expenses	58,520	46,805	36,337
Depreciation and amortization	23,135	17,590	12,296
General and administrative expenses	14,759	10,731	9,681

	96,414	75,126	58,314

Operating income	35,847	35,687	34,271
Other income (expense):
Loss on early extinguishment of debt	(22,443)	—	—
Interest income	356	178	667
Interest expense	(17,698)	(18,523)	(16,207)

	(39,785)	(18,345)	(15,540)
Other income, net	135	706	55

	(39,650)	(17,639)	(15,485)

Income (loss) before income taxes	(3,803)	18,048	18,786
Income tax expense (benefit)	(1,320)	6,858	7,139

Net income (loss)	$(2,483)	$11,190	$11,647

Basic earnings (loss) per common share	$(0.13)	$0.84	$0.96

Diluted earnings (loss) per common share	$(0.13)	$0.82	$0.94

Weighted average basic shares outstanding	19,330	13,397	12,098

Weighted average diluted shares outstanding	19,330	13,604	12,428

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2002	12,054	$120	$60,700	$(954)	$—	$59,866
Shares issued	75	1	412	—	—	413
Net income	—	—	—	11,647	—	11,647
Repurchase and retirement of shares	(7)	—	(50)	—	—	(50)

Balance at December 31, 2002	12,122	$121	$61,062	$10,693	$—	$71,876
Private placement of common stock	2,400	24	29,243	—	—	29,267
Other shares issued	6	—	46	—	—	46
Comprehensive income:
Net income	—	—	—	11,190	—	11,190
Foreign currency translation	—	—	—	—	16	16

Total comprehensive income						11,206

Balance at December 31, 2003	14,528	$145	$90,351	$21,883	$16	$112,395
Initial public offering of common stock	6,126	61	71,743	—	—	71,804
Other shares issued	168	2	1,170	—	—	1,172
Comprehensive income:
Net loss	—	—	—	(2,483)	—	(2,483)
Foreign currency translation	—	—	—	—	16	16

Total comprehensive income						(2,467)

Balance at December 31, 2004	20,822	$208	$163,264	$19,400	$32	$182,904

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,483)	$11,190	$11,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,408	14,393	10,351
Amortization	5,727	3,197	1,945
Provision for bad debts	(47)	56	336
Deferred tax expense (benefit)	(1,320)	6,858	7,139
Gain on sale of assets	(65)	(712)	(32)
Equity in income from investment	(87)	(17)	(27)
Loss on early extinguishment of debt	22,443	—	—
Amortization of financing costs	1,532	1,531	1,455
Changes in operating assets and liabilities:
Accounts receivable	(5,437)	(2,297)	(3,926)
Prepaid insurance and other current assets	(1,305)	(1,338)	69
Deferred charges and other assets	(12,965)	(6,397)	(4,389)
Accounts payable	1,130	(1,627)	(295)
Accrued liabilities and other liabilities	503	610	1,095
Deferred revenue	1,723	—	—
Accrued interest	(5,352)	52	(413)

Net cash provided by operating activities	21,405	25,499	24,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of new vessels	(41,624)	(38,047)	(48,359)
Acquisition of vessels	(10,000)	(55,400)	—
Proceeds from sale of vessels	—	1,650	315
Capital expenditures	(9,754)	(6,369)	(7,727)

Net cash used in investing activities	(61,378)	(98,166)	(55,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	225,000	—	—
Repayment of senior notes	(159,454)	—	—
Payments for bond refinancing costs	(21,006)	—	—
Net proceeds from (payments on) borrowings under revolving credit facility	(40,000)	40,000	—
Proceeds from borrowings under other debt agreements	—	1,656	60
Payments on borrowings under other debt agreements	—	(1,488)	(453)
Deferred financing costs	3,842	(159)	(129)
Gross proceeds from initial public offering	79,643	—	—
Payments for initial public offering costs	(7,839)	—	—
Repurchase of shares	—	—	(50)
Net cash proceeds from other shares issued	1,172	23,313	413

Net cash provided by (used in) financing activities	81,358	63,322	(159)

Effects of exchange rate changes on cash	16	16	—

Net increase (decrease) in cash and cash equivalents	41,402	(9,329)	(30,975)
Cash and cash equivalents at beginning of period	12,899	22,228	53,203

Cash and cash equivalents at end of period	$54,301	$12,899	$22,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$24,023	$19,718	$19,075

Income taxes paid	$—	$—	$65

NONCASH FINANCING ACTIVITIES:
Issuance of common stock to partially fund the purchase of offshore supply vessels	$—	$6,000	$—

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Formation

Hornbeck Offshore Services, Inc. (or the Company) was incorporated in the state of Delaware in 1997. The Company wholly owns Hornbeck Offshore Transportation (HOT), Hornbeck Offshore Services (HOS), HOS-IV (HOS-IV), Hornbeck Offshore Operators (HOO), Energy Services Puerto Rico (ESPR), Hornbeck Offshore Trinidad & Tobago (HOTT), and Hornbeck Offshore Military Ventures (HOMV), each of which are limited liability companies (or LLCs). The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

HOS, HOTT and HOS-IV operate offshore supply vessels (OSVs) to provide support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico and select international markets. In two separate acquisitions, on June 26, 2003 and August 8, 2003, a wholly-owned subsidiary of the Company, HOS-IV, acquired a total of six new generation OSVs from Candy Marine Investment Corporation (see Note 15). HOT operates ocean-going tugs and tank barges that provide transportation of petroleum products. HOO is a service subsidiary that provides administrative and personnel support to the other subsidiaries. ESPR provides administrative and personnel support to vessels operating in Puerto Rico. HOMV is an inactive company.

During 2002, the Company obtained a 49% interest in Hornbeck Offshore Trinidad & Tobago Limited (HOTT-Ltd). HOTT-Ltd is a vessel crewing and management services company established to support the Company’s Trinidad & Tobago-based operations. The 49% interest owned by the Company is being recorded using the equity method. The Company’s equity in income from investments is not material.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company charters its OSVs to clients under time charters based on a daily rate of hire and recognizes revenue as earned on a daily basis during the contract period of the specific vessel.

The Company contracts its tank barges to clients primarily under contracts of affreightment, under which revenue is recognized based on the number of days incurred for the voyage as a percentage of total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under these contracts are less than 10 days in length. The Company also contracts certain of its tank barges under time charters based on a daily rate of hire. Revenue is recognized on such contracts as earned on a daily basis during the contract period of the specific vessel.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue represents payments received from customers in advance of vessels commencing time charters.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments in money market funds, deposits and investments available for current use with an initial maturity of three months or less.

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

The estimated useful lives by classification are as follows:

Tugs	14-25 years
Tank barges	3-25 years
Offshore supply vessels	25 years
Non-vessel related property, plant and equipment	5-10 years

All of the Company’s single-hulled tank barges have estimated useful lives based on their classification under the Oil Pollution Act of 1990 and three of such barges were retired from service at December 31, 2004. The Company’s double-hulled tank barges have an estimated useful life of 25 years.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2004	2003	2002
Balance, beginning of year	$454	$469	$133
Changes to provision	(47)	56	336
Write off of uncollectible accounts	—	(71)	—

Balance, end of year	$407	$454	$469

Property taxes receivable represents assessed property taxes on the Company’s vessels by local municipalities that are refunded upon the filing of state tax returns.

Goodwill

Goodwill reflects the excess of cost over the estimated fair value of the net assets acquired. Fair value is determined based on discounted cash flow or appraised values, as appropriate. The Company has performed goodwill impairment reviews by reporting unit based on a fair value concept as required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, using a multiple of earnings before interest, depreciation, taxes and amortization (EBITDA) and earnings. Such fair value calculations have not resulted in the impairment of goodwill.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” For all periods presented, the Company has used the intrinsic value method, in which compensation cost for stock options, if any, is measured as the excess of the estimated fair value market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Refer to Recent Accounting Pronouncements below.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 8 to the Company’s consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized for such excess tax deductions was $0.4 million in 2004. SFAS 123R must be adopted no later than July 1, 2005 and the Company expects to adopt this standard at such time.

3.    Earnings Per Share and Reverse Stock Split

Basic earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year plus the effect of dilutive stock options. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the company’s earnings (loss) per share (in thousands, except for per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$(2,483)	$11,190	$11,647

Weighted average number of shares of common stock outstanding	19,330	13,397	12,098
Add: Net effect of dilutive stock options (1)	—	207	330

Adjusted weighted average number of shares of common stock outstanding	19,330	13,604	12,428

Earnings (loss) per common share:
Basic	$(0.13)	$0.84	$0.96

Diluted	$(0.13)	$0.82	$0.94

(1)	At December 31, 2004, stock options representing rights to acquire 273 shares of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

On March 5, 2004, the Company effected a 1-for-2.5 reverse stock split of its common stock that caused the number of outstanding shares to decrease from approximately 36.3 million to 14.5 million. For all periods, the share amounts and per share data reflected throughout these financial statements have been adjusted to give effect to the reverse stock split. Basic and diluted earnings per common share are each calculated based on the weighted average number of shares outstanding during the periods adjusted for the effect of the reverse stock split.

4.    Defined Contribution Plan

The Company offers a 401(k) plan to all full time employees. Employees must be at least twenty-one years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and/or

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

profit sharing contributions to the plan. During the years ended December 31, 2004, 2003 and 2002, the Company made contributions of approximately $0.5 million, $0.1 million and $0.1 million, respectively.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Tugs	$30,036	$28,876
Tank barges	40,663	37,121
Offshore supply vessels	287,222	265,729
Construction in progress	53,232	20,319
Non-vessel related property, plant and equipment	6,170	3,382
Less: Accumulated depreciation	(56,104)	(38,712)

	$361,219	$316,715

Interest expense of approximately $3.0 million, $2.7 million and $3.9 million was capitalized for the years ended December 31, 2004, 2003 and 2002, respectively.

6.    Long-Term Debt

Senior Notes

On July 24, 2001, the Company issued $175 million in aggregate principal amount of 10.625% senior notes, or old senior notes. The Company realized net proceeds of approximately $165 million, a substantial portion of which was used to repay and fully extinguish all of the Company’s then-existing credit facilities. The old senior notes were due to mature on August 1, 2008 and required semi-annual interest payments at an annual rate of 10.625% on February 1 and August 1 of each year until maturity. The effective interest rate on the old senior notes was 11.18%. No principal payments were due until maturity. On November 3, 2004, the Company commenced a cash tender offer for all of the old senior notes. Old senior notes totaling approximately $159.5 million, or 91% of the notes outstanding, were validly tendered during the designated tender period and repurchased. The remaining $15.5 million of old senior notes were redeemed on January 14, 2005. A loss on early extinguishment of debt for the old senior notes of approximately $22.4 million was recorded during 2004 and includes the tender offer costs, an allocable portion of the write off of unamortized financing costs and original issue discount, and a bond redemption premium. A loss on early extinguishment of debt of approximately $1.7 million will be recorded for the first quarter 2005 for those costs allocable to the $15.5 million of old senior notes redeemed on January 14, 2005.

On November 23, 2004, the Company issued $225 million in aggregate principal amount of 6.125% senior notes, or new senior notes. The net proceeds to the Company from the offering were approximately $219 million, net of estimated transaction costs. The Company

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used $181 million of proceeds to repurchase approximately 91% of the old senior notes pursuant to its tender offer. The $181 million comprised the total consideration paid for the old senior notes tendered, including related accrued interest and consent fees. The residual proceeds were available to redeem the remaining 9% of old senior notes and for general corporate purposes, which may include funding for the acquisition, construction or retrofit of vessels. The new senior notes mature on December 1, 2014 and require semi-annual interest payments at an annual rate of 6.125% on June 1 and December 1 of each year until maturity. The effective interest rate on the new senior notes is 6.38%. No principal payments are due until maturity. The new senior notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Company’s new senior notes are guaranteed by certain of its subsidiaries. The guarantees are full and unconditional, joint and several, and any subsidiaries that are not guarantors are minor as defined in the Securities and Exchange Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the new senior notes, has no independent assets or operations. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by two subsidiaries to the parent. The Company may, at its option, redeem all or part of the new senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

In February 2005, the Company commenced a registered exchange offer to exchange its 6.125% senior notes due December 1, 2014, which were initially sold pursuant to exemptions under the Securities Act of 1933, or Securities Act, for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offer were registered under the Securities Act. Both series of senior notes were issued under and are entitled to the benefits of the same indenture. The exchange offer was completed on March 7, 2005.

Revolving Credit Facility

Effective February 13, 2004, the Company amended and restated its senior secured revolving credit facility to increase its size to $100 million and extend its maturity. The borrowing base remains unchanged at $60 million. The revolving credit facility now matures on February 13, 2009. Pursuant to the indenture governing the 6.125% senior notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility is limited to the greater of $75 million or 20% of the Company’s consolidated net tangible assets determined as of the end of the Company’s most recently completed fiscal quarter for which internal financial statements are available. Borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. Unused

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment fees are payable quarterly at the annual rate of one-quarter to one-half of one percent on the revolving credit facility, based on the leverage ratio defined by the agreement. As of December 31, 2004, the Company had no outstanding balance under the revolving credit facility. As of such date, seven OSVs and four ocean-going tugs and associated personalty collateralized the revolving credit facility.

The revolving credit facility and indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2004	2003
Revolving credit facility	$—	$40,000
10.625% senior notes due 2008, net of original issue discount of $97 and $2,323, respectively	15,449	172,677
6.125% senior notes due 2014	225,000	—

	240,449	212,677
Less current maturities	15,449	—

	$225,000	$212,677

Annual maturities of debt during each year ending December 31, are as follows (in thousands):

2005	$15,449
2006	—
2007	—
2008	—
2009	—
Thereafter	225,000

$240,449

7.    Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorizes 5.0 million shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s shareholders.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholder Rights Plan

On June 18, 2003, the Company’s Board of Directors implemented a stockholder rights plan, as amended on March 5, 2004 and September 3, 2004, declaring a dividend of one right for each outstanding share of common stock to stockholders of record on June 18, 2003. One right will also attach to each share of common stock issued after June 28, 2003. The rights become exercisable, and transferable apart from the Company’s common stock, 10 business days following a public announcement that a person or group has acquired beneficial ownership of, or has commenced a tender or exchange offer for, 10% or more of the Company’s common stock.

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

Private Placement of Common Stock

In May 2003, the Company commenced a private placement of its common stock to accredited investors to raise gross proceeds of approximately $30 million, including $6 million of common stock, or 0.5 million shares, issued to the seller as partial consideration for the June 26, 2003 acquisition of five deepwater OSVs. The private placement was completed in July 2003 with 1.9 million shares distributed for gross cash proceeds of approximately $24 million. Costs incurred for the private placement were approximately $0.7 million and were recorded as a reduction of additional paid-in capital.

Initial Public Offering

On March 31, 2004, the Company completed an initial public offering of 6 million shares of its common stock at $13.00 per share, for total gross proceeds of approximately $78 million. On April 28, 2004, the Company issued an additional 0.1 million shares of its common stock pursuant to the exercise by the underwriters of the initial public offering of an option to purchase additional shares, which resulted in incremental gross proceeds to the Company of approximately $1.6 million. The Company used the net proceeds of the aggregate offering of approximately $73 million to repay the $40 million balance then-outstanding under its revolving credit facility on March 31, 2004 and, from March 31, 2004 to December 31, 2004, used approximately $33 million of the net proceeds to fund expenditures related to its tank barge new build program, the acquisition and retrofit of two ocean-going tugs, the acquisition of one fast supply vessel, and for general corporate purposes. The Company’s shares of common stock trade on the New York Stock Exchange under the symbol “HOS”.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Incentive Compensation Plan

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

The Company established an incentive compensation plan which provides the Company with the ability to grant options for a maximum of 3.5 million shares of common stock. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. During 2004, 2003 and 2002, options for approximately 168,000, 6,000 and 45,000 shares, respectively, were exercised. All options granted expire five to ten years after the date of grant, have an exercise price equal to or greater than the estimated market price of the Company’s stock at the date of grant and vest over a two- to four-year period.

The following summarizes the option activity in the plan during 2004, 2003 and 2002 (in thousands, except for per share data):

	2004		2003		2002
	Number of Options Outstanding	Average Price Per Share	Number of Options Outstanding	Average Price Per Share	Number of Options Outstanding	Average Price Per Share
Outstanding, beginning of year	925	$7.45	773	$6.40	696	$6.28
Granted	380	13.88	209	11.30	133	6.63
Exercised	(168)	6.55	(6)	6.63	(45)	4.88
Cancelled	(19)	9.96	(51)	7.15	(11)	6.63

Outstanding, end of year	1,118	$9.73	925	$7.45	773	$6.40

Exercisable, end of year	572		455		363

Weighted-average fair value of options granted during the year		$4.60		$3.55		$2.10

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of outstanding stock options at December 31, 2004 (in thousands, except for years and per share data):

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of exercise prices:
$ 4.63 to $ 6.63	550	6.19	$6.35	508	$6.33
$11.20 to $13.83	558	8.83	12.93	64	11.29
$15.80 to $19.30	10	9.78	16.81	—	—

Total	1,118	7.54	9.73	572	6.88

If compensation cost for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under SFAS 123, the Company’s net income (loss) for the years ended December 31, 2004, 2003 and 2002 would have been as indicated below (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$(2,483)	$11,190	$11.647
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(671)	(281)	(217)

Pro forma	$(3,154)	$10,909	$11,430

Basic earnings (loss) per common share:
As reported	$(0.13)	$0.84	$0.96
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.03)	(0.02)	(0.02)

Pro forma	$(0.16)	$0.82	$0.94

Diluted earnings (loss) per common share:
As reported	$(0.13)	$0.82	$0.94
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.03)	(0.02)	(0.02)

Pro forma	$(0.16)	$0.80	$0.92

The fair value of the options granted under the Company’s stock option plan during each of the three years ended December 31, 2004, 2003 and 2002, was estimated using the Black-Scholes pricing model using the minimum value method whereby volatility is not considered. The other assumptions used were: an average interest rate of 4.05%, 3.84% and 3.83%, respectively, and an expected life of five to seven years with no expected dividends for each year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	December 31,
	2004	2003
Deferred tax liabilities:
Fixed assets	$53,606	$34,927
Deferred charges and other liabilities	3,451	2,406

Total deferred tax liabilities	57,057	37,333
Deferred tax assets:
Net operating loss carryforwards	(34,708)	(13,666)
Allowance for doubtful accounts	(148)	(165)
Other	(49)	(30)

Total deferred tax assets	(34,905)	(13,861)
Valuation allowance	95	95

Total deferred tax liabilities, net	$22,247	$23,567

The components of the income tax expense (benefit) follow (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current tax expense	$—	$—	$—
Deferred tax expense (benefit)	(1,320)	6,858	7,139

Total	$(1,320)	$6,858	$7,139

At December 31, 2004, the Company had federal tax net operating loss carryforwards of approximately $95 million. The carryforward benefit from the federal tax net operating loss carryforwards begins to expire in 2018. The Company has a state tax net operating loss carryforward of approximately $1.5 million related to one state tax jurisdiction. This carryforward can only be utilized if the Company generates taxable income in the appropriate tax jurisdiction. A valuation allowance of approximately $0.1 million has been established to fully offset the deferred tax asset related to the state tax jurisdiction.

The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate and the actual income tax provision (in thousands):

	Year Ended December 31,
	2004	2003	2002
Statutory rate	$(1,331)	$6,317	$6,575
State taxes	(49)	235	275
Non-deductible expense	57	47	95
Foreign taxes and other	3	259	194

	$(1,320)	$6,858	$7,139

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

Vessel Construction

At December 31, 2004, the Company was committed under vessel construction contacts with two shipyards for the total of five double-hulled tank barges – two 135,000-barrel barges and three 110,000-barrel barges. As of December 31, 2004, the remaining amount expected to be incurred to complete construction with respect to the five barges was approximately $53.2 million. The Company is obligated under the terms of these contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction.

Operating Leases

The Company is obligated under certain operating leases for marine vessels, office space and vehicles. The Covington facility lease, which commenced on September 1, 2003, provides for an initial term of five years with two five-year renewal options. The Brooklyn facility lease, which expires on March 31, 2006, provides for an initial term of five years with five one-year renewal options.

Future minimum payments under noncancelable leases for years subsequent to 2004 follow (in thousands):

Year Ended December 31,
2005	$1,074
2006	446
2007	351
2008	259
2009	—

$2,130

In addition, the Company leases marine vessels used in its operations under month-to-month operating lease agreements. Total rent expense related to leases was approximately $1.7 million; $1.0 million and $1.6 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Deferred Charges

Deferred charges include the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Deferred financing costs, net of accumulated amortization of $7,487, $2,702 and $1,549, respectively	$5,616	$5,019	$6,019
Deferred drydocking costs, net of accumulated amortization of $6,557, $5,330 and $4,352, respectively	8,978	6,175	3,261
Deferred equity offering costs and other	269	1,122	833

Total	$14,863	$12,316	$10,113

12.    Related Party Transactions

During 2004 and 2003, the Company was committed under vessel construction contracts to construct OSVs and double-hulled tank barges, and during 2002, to construct OSVs with a shipyard affiliated with a former member of the Company’s Board of Directors. The Company incurred approximately $16.3 million, $25.2 million, and $21.1 million, respectively, of construction costs related to such vessels.

During 2004 the Company recorded approximately $0.8 million of OSV revenue and had receivables of approximately $0.3 million as of December 31, 2004 from a customer, of which a member of the Company’s Board of Directors is Chairman of the Board of Directors, Chief Executive Officer and President.

13.    Major Customers

In the years ended December 31, 2004, 2003 and 2002, revenues from the following customers exceeded 10% of total revenues:

	Year Ended December 31,
	2004	2003	2002
Customer A (1)	—	—	11%
Customer B (2)	22%	23%	24%

(1)	Offshore supply vessel segment.
(2)	Tug and tank barge segment.

14.    Segment Information

The Company provides marine transportation services through two business segments. The Company operates new generation offshore supply vessels in the U.S. Gulf of Mexico, Trinidad & Tobago and Mexico through its offshore supply vessel segment. The offshore supply vessels principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specialty services. The tug and tank barge segment primarily operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following shows reportable segment information for the years ended December 31, 2004, 2003 and 2002, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Year Ended December 31,
	2004	2003	2002
Operating Revenues:
Offshore supply vessels
Domestic	$59,886	$50,044	$43,702

Foreign	15,407	12,358	2,676

	75,293	62,402	46,378

Tugs and tank barges
Domestic	50,465	43,206	36,020
Foreign(1)	6,503	5,205	10,187

	56,968	48,411	46,207

Total	$132,261	$110,813	$92,585

Operating Expenses:
Offshore supply vessels	$29,724	$22,786	$14,367
Tugs and tank barges	28,796	24,019	21,970

Total	$58,520	$46,805	$36,337

Depreciation and Amortization:
Offshore supply vessels	$12,876	$9,381	$5,830
Tugs and tank barges	10,259	8,209	6,466

Total	$23,135	$17,590	$12,296

General and Administrative Expenses:
Offshore supply vessels	$6,342	$4,952	$3,840
Tugs and tank barges	8,417	5,779	5,841

Total	$14,759	$10,731	$9,681

Operating Income:
Offshore supply vessels	$26,351	$25,283	$22,341
Tugs and tank barges	9,496	10,404	11,930

Total	$35,847	$35,687	$34,271

Capital Expenditures:
Offshore supply vessels	$10,568	$92,054	$51,865
Tugs and tank barges	49,842	12,453	3,295
Corporate	968	1,309	611

Total	$61,378	$105,816	$55,771

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2004	2003	2002
Identifiable Assets:
Offshore supply vessels	$328,857	$276,567	$195,825
Tugs and tank barges	119,980	68,589	72,490
Corporate	11,734	20,086	9,975

Total	$460,571	$365,242	$278,290

Long-Lived Assets:
Offshore supply vessels
Domestic	$202,382	$221,332	$155,476
Foreign (2)	54,978	36,744	19,200

	257,360	258,076	174,676

Tugs and tank barges
Domestic	95,301	46,444	42,357
Foreign (1) (2)	5,875	10,470	8,440

	101,176	56,914	50,797
Corporate	2,683	1,725	759

Total	$361,219	$316,715	$226,232

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of December 31, 2004, 2003 and 2002, respectively.
(2)	Included are amounts applicable to our Puerto Rico tug and tank barge operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

15.    Candy Fleet Offshore Supply Vessel Acquisitions

On June 26, 2003, the Company acquired five 220-foot new generation offshore supply vessels and their related business from Candy Marine Investment Corporation, an affiliate of Candy Fleet Corporation (collectively, Candy Fleet), for approximately $45 million, comprised of $39 million in cash and $6 million of common stock, for the purpose of diversifying its offshore supply vessel fleet and expanding its service offering. Candy Fleet is a privately held marine vessel operator in the Gulf of Mexico. The Company funded the cash portion of the purchase price with a combination of borrowings under the Company’s revolving credit facility discussed in Note 6, and with part of the cash proceeds generated by the private placement of its common stock discussed in Note 7. The new vessel names are HOS Explorer, HOS Express, HOS Pioneer, HOS Trader, and HOS Voyager.

On August 6, 2003, the Company completed the acquisition of an additional 220-foot new generation offshore supply vessel from Candy Fleet. The closing of the transaction was effected after satisfying certain conditions precedent to closing, including, among other things, receipt during July 2003 of approximately $13.5 million in proceeds relating to a $30 million private placement of common stock and the satisfactory completion of a drydocking and survey of the vessel in early August. The purchase price of approximately $9 million was negotiated by the parties on an arms-length basis. The vessel was renamed the HOS

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mariner. In connection with the acquisition, the Company was also granted options to purchase three conventional 180-foot offshore supply vessels from Candy Fleet for an aggregate exercise price of approximately $4.5 million. These options expired on August 6, 2004.

The purchase method was used to account for the acquisitions of the six new generation offshore supply vessels from Candy Fleet. There were no intangible assets or goodwill recorded as a result of the acquisitions. Included in the purchase price allocation was approximately $0.3 million of acquisition costs comprised of legal, consulting and accounting fees. As of December 31, 2003, the final purchase price was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

Property, plant and equipment	$54,437
Inventory	183
Accrued liabilities	(275)

Purchase price	$54,345

The unaudited pro forma income statement data from the Candy Fleet acquisition would not have had a material impact on the Company’s consolidated results of operations for the years ended December 31, 2003 and 2002, if the acquisition had taken place at the beginning of such fiscal years.

16.    Employment Agreements

The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured bonus plan dependent upon the Company achieving EBITDA and earnings per share targets for 2002, 2003 and 2004. In the event such a member of the executive management team is terminated due to events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments equal to the full amount payable under the agreement. In February 2005, the Company and such members of its executive management team agreed in principle to amend these agreements to include a discretionary component of the bonus plan in lieu of the earnings per share targets.

Effective February 27, 2002, the Company’s former Chairman of the Board and Chief Executive Officer ceased serving in that capacity and his employment under the terms of his agreement terminated. The Company accrued its contractual obligation as of the date of termination and has since paid all amounts that were payable under such agreement.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):

The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal 2004 and 2003. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2004
Revenues	$31,347	$30,288	$32,892	$37,784
Operating income	8,829	7,640	9,239	10,186
Net income (loss)(1)	2,338	1,930	3,303	(10,058)
Earnings (loss) per common share:
Basic	$0.16	$0.09	$0.16	$(0.48)
Diluted	0.15	0.09	0.15	(0.48)
Fiscal Year 2003
Revenues	$27,347	$26,010	$28,215	$29,240
Operating income	10,358	8,620	8,276	8,433
Net income	4,290	2,673	2,159	2,068
Earnings per common share:
Basic	$0.35	$0.21	$0.15	$0.14
Diluted	0.35	0.21	0.15	0.14

The sum of the four quarters may not equal annual results due to rounding.

(1)	Refer to Note 6 for information about the loss on early extinguishment of debt recorded in the fourth quarter ended December 31, 2004

18.    Subsequent Events

On January 14, 2005, the Company redeemed the remaining balance of $15.5 million in aggregate principal amount of its 10.625% Senior Notes due 2008 (see Note 6). The redemption was funded with proceeds raised in the Company’s November 2004 issuance of $225 million in aggregate principal amount of 6.125% Senior Notes due 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on March 11, 2005.

HORNBECK OFFSHORE SERVICES, INC.

By:	/S/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK (Todd M. Hornbeck)	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 11, 2005

/S/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/S/ BERNIE W. STEWART (Bernie W. Stewart)	Director and Chairman of the Board	March 11, 2005

/S/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	March 11, 2005

/S/ BRUCE W. HUNT (Bruce W. Hunt)	Director	March 11, 2005

/S/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	March 11, 2005

/S/ DAVID A. TRICE (David A. Trice)	Director	March 11, 2005

/S/ ANDREW L. WAITE (Andrew L. Waite)	Director	March 11, 2005

S-1

Exhibit Index

Exhibit Number	Description of Exhibit

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

3.3	—Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1

—Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2004).

4.2

—Registration Rights Agreement, dated as of November 23, 2004, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 18, 2004).

4.3

—Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

4.4

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

4.6

—Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

Exhibit Number	Description of Exhibit

10.1†	—Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2003).

10.2

—Senior Employment Agreement dated effective January 1, 2001 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.3

—Employment Agreement dated effective January 1, 2001 by and between Carl Annessa and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.4

—Employment Agreement dated effective January 1, 2001 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.5

—Amendment to Senior Employment Agreement dated effective February 17, 2003 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.6

—Amendment to Employment Agreement dated effective February 17, 2003 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.7

—Amendment to Employment Agreement dated effective February 17, 2003 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

*10.8	—Second Amendment to Employment Agreement dated March 11, 2005 by and between Todd M. Hornbeck and the Company

*10.9	—Second Amendment to Employment Agreement dated March 11, 2005 by and between Carl G. Annessa and the Company

*10.10	—Second Amendment to Employment Agreement dated March 11, 2005 by and between James O. Harp, Jr. and the Company

10.11

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

10.12

—Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

Exhibit Number	Description of Exhibit

10.13

—Form of First Amendment to Indemnification Agreement for Directors, Officers and Key Employees (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the period ended September 30, 2003).

10.14

—Asset Purchase Agreement dated as of June 20, 2003 by and among HOS-IV, LLC, Candy Marine Investment Corporation, Candy Fleet Corporation and Kenneth I. Nelkin, and joined for limited purposes by Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2003).

*10.15†	—Director & Advisory Director Compensation Policy.

*10.16	—Form of Executive Non-Qualified Stock Option Agreement.

*10.17	—Form of Director Non-Qualified Stock Option Agreement.

*10.18	—Form of Employee Non-Qualified Stock Option Agreement.

10.19

—Stockholders’ Agreement dated as of June 5, 1997 between the Company, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.20

—Registration Rights Agreement dated as of October 27, 2000 between the Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.21

—Registration Rights Agreement dated as of June 24, 2003 between the Company and certain purchasers of securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 filed September 19, 2003, Registration No. 333-108943).

10.22

—Agreement Concerning Registration Rights dated as of October 27, 2000 between the Company, SCF IV, LP, Joint Energy Development Investments II, LP and Sundance Assets, LP (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.23

—Letter Agreement dated September 24, 2001 between the Company, Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed September 19, 2003, Registration No. 333-108943).

10.24

—Stockholders’ Agreement dated as of October 27, 2000 between the Company, Todd M. Hornbeck, Troy A. Hornbeck, Cari Investment Company and SCF-IV, L.P. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

*21	—Subsidiaries of the Company.

*23.1	—Consent of Ernst & Young, LLP.

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

—Amended and Restated Credit Agreement Confirmation dated December 29, 2004 (incorporated by reference to Exhibit 99.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.