Form 10-Q
period 2005-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2005-05-10
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2005 was 20,842,114.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,082	$54,301
Accounts receivable, net of allowance for doubtful accounts of $380 and $407, respectively	22,522	22,028
Prepaid insurance	5,600	530
Property taxes receivable	2,936	2,936
Other current assets	2,131	1,934

Total current assets	51,271	81,729
Property, plant and equipment, net	403,058	361,219
Goodwill, net	2,628	2,628
Deferred charges, net	15,365	14,863
Other assets	198	132

Total assets	$472,520	$460,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,217	$4,845
Accrued interest	4,989	2,391
Accrued payroll, insurance and benefits	6,537	3,991
Deferred revenue	1,646	1,723
Current portion of long-term debt, net of original issue discount of $97	—	15,449
Other accrued liabilities	465	774

Total current liabilities	21,854	29,173
Revolving credit facility	10,980	–
Long-term debt	225,000	225,000
Deferred tax liabilities, net	25,378	22,247
Other liabilities	1,002	1,247

Total liabilities	284,214	277,667
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 20,841 and 20,822 shares issued and outstanding, respectively	208	208
Additional paid-in capital	163,426	163,264
Retained earnings	24,638	19,400
Accumulated other comprehensive income	34	32

Total stockholders’ equity	188,306	182,904

Total liabilities and stockholders’ equity	$472,520	$460,571

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenues	$37,904	$31,347
Costs and expenses:
Operating expenses	15,588	14,351
Depreciation and amortization	5,999	5,207
General and administrative expenses	3,820	2,960

	25,407	22,518

Operating income	12,497	8,829
Other income (expense):
Loss on early extinguishment of debt	(1,698)	—
Interest income	124	38
Interest expense	(2,585)	(5,145)
Other income, net	31	(10)

Income before income taxes	8,369	3,712
Income tax expense	(3,131)	(1,374)

Net income	$5,238	$2,338

Basic earnings per common share	$0.25	$0.16

Diluted earnings per common share	$0.25	$0.15

Weighted average basic shares outstanding	20,827	14,925

Weighted average diluted shares outstanding	21,251	15,306

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,238	$2,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,413	4,157
Amortization	1,586	1,050
Provision for bad debts	(27)	(160)
Deferred tax expense	3,131	1,374
Loss on sale of assets	11	—
Equity income from investment	(45)	—
Loss on early extinguishment of debt	1,698	—
Amortization of financing costs	166	393
Changes in operating assets and liabilities:
Accounts receivable	(467)	3,071
Prepaid insurance and other current assets	(5,269)	(407)
Deferred drydocking charges	(1,984)	(1,728)
Accounts payable	3,372	2,716
Accrued liabilities and other liabilities	1,920	(1,900)
Accrued interest	2,598	(4,703)

Net cash provided by operating activities	16,341	6,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of new vessels	(16,593)	(6,239)
Acquisitions of vessels	(25,051)	—
Retrofit of vessels	(2,955)	—
Proceeds from the sale of assets	16	—
Capital expenditures	(1,847)	(2,793)

Net cash used in investing activities	(46,430)	(9,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(15,546)	—
Payments for bond refinancing costs	(1,436)	—
Net proceeds from (payments on) borrowings under revolving credit facility	10,980	(40,000)
Deferred financing costs	(286)	(65)
Gross proceeds from initial public offering	—	78,000
Payments for initial public offering costs	—	(6,111)
Net cash proceeds from other shares issued	162	795

Net cash provided by (used in) financing activities	(6,126)	32,619

Effects of exchange rate changes on cash	(3)	(10)

Net increase (decrease) in cash and cash equivalents	(36,218)	29,778
Cash and cash equivalents at beginning of period	54,300	12,899

Cash and cash equivalents at end of period	$18,082	$42,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$776	$10,258

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain amounts reported in prior periods have been reclassified to conform to the 2005 presentation.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.	Earnings Per Share

Basic earnings per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock was calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive stock options. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below provides details regarding the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$5,238	$2,338

Weighted average number of shares of common stock outstanding	20,827	14,925
Add: Net effect of dilutive stock options (1)	424	381

Adjusted weighted average number of shares of common stock outstanding	21,251	15,306

Earnings per common share:
Basic	$0.25	$0.16

Diluted	$0.25	$0.15

(1)	Stock options representing rights to acquire 0.3 million and 0.4 million shares of common stock were excluded from the calculation of diluted earnings per share at March 31, 2005 and March 31, 2004, respectively, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Initial Public Offering

On March 31, 2004, the Company completed an initial public offering of 6.0 million shares of its common stock at $13.00 per share, for total gross proceeds of approximately $78 million. On April 28, 2004, the Company issued an additional 0.1 million shares of its common stock pursuant to the exercise by the underwriters of the initial public offering of an option to purchase additional shares, which resulted in incremental gross proceeds to the Company of approximately $1.6 million. The Company used the net proceeds of the aggregate offering of approximately $73 million to repay the $40 million balance then-outstanding under its revolving credit facility on March 31, 2004 and, from March 31, 2004 to December 31, 2004, used approximately $33 million of the net proceeds to fund expenditures related to its tank barge newbuild program, the acquisition and retrofit of two ocean-going tugs, the acquisition of one fast supply vessel, and for general corporate purposes. The Company’s shares of common stock trade on the New York Stock Exchange under the symbol “HOS.”

4.	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 to the Company’s unaudited consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such excess tax deductions was $0.1 million in the first quarter 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) announced amended compliance dates for SFAS 123R. The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, that begins after June 15, 2005. We will not be required to comply with SFAS 123R until the quarter ended March 31, 2006 and we do not currently intend to adopt this standard prior to

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such time. See Note 6 of these unaudited consolidated financial statements for further discussion of the Company’s incentive compensation plan.

5.	Long-Term Debt

Senior Notes

On July 24, 2001, the Company issued $175 million in aggregate principal amount of 10.625% senior notes, or old senior notes. The Company realized net proceeds of approximately $165 million, a substantial portion of which was used to repay and fully extinguish all of the Company’s then-existing credit facilities. The old senior notes were due to mature on August 1, 2008 and required semi-annual interest payments at an annual rate of 10.625% on February 1 and August 1 of each year until maturity. The effective interest rate on the old senior notes was 11.18%. No principal payments were due until maturity. On November 3, 2004, the Company commenced a cash tender offer for all of the old senior notes. Old senior notes totaling approximately $159.5 million, or 91% of the notes outstanding, were validly tendered during the designated tender period and repurchased during 2004. The remaining $15.5 million of old senior notes were redeemed on January 14, 2005. A loss on early extinguishment of debt for the old senior notes of approximately $22.4 million and $1.7 million was recorded during the fourth quarter 2004 and the first quarter 2005, respectively. These losses include the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium.

On November 23, 2004, the Company issued $225 million in aggregate principal amount of 6.125% senior notes, or new senior notes. The net proceeds to the Company from the offering were approximately $219 million, net of transaction costs. The Company used $198 million of the proceeds to repurchase or redeem all of the old senior notes. The $198 million comprised the total consideration paid for the old senior notes, including related tender offer costs, consent fees, and bond redemption premium required to be paid to holders of the old senior notes. The residual proceeds were used for the acquisition, construction and retrofit of vessels. The new senior notes mature on December 1, 2014 and require semi-annual interest payments at an annual rate of 6.125% on June 1 and December 1 of each year until maturity. The effective interest rate on the new senior notes is 6.38%. No principal payments are due until maturity. The new senior notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The new senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in the Securities and Exchange Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the new senior notes, has no independent assets or operations. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the new senior notes from time to time at

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

In February 2005, the Company commenced a registered exchange offer to exchange its 6.125% senior notes due December 1, 2014, which were initially sold pursuant to exemptions under the Securities Act of 1933, or Securities Act, for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offer were registered under the Securities Act. Both series of senior notes were issued under and entitled to the benefits of the same indenture. The exchange offer was completed on March 7, 2005.

Revolving Credit Facility

Effective February 13, 2004, the Company amended and restated its senior secured revolving credit facility to increase its size to $100 million and extend its maturity. The borrowing base is $60 million. The revolving credit facility now matures on February 13, 2009. Pursuant to the indenture governing the 6.125% senior notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility is limited to the greater of $75 million or 20% of the Company’s consolidated net tangible assets determined as of the end of the Company’s most recently completed fiscal quarter for which internal financial statements are available. Borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. Unused commitment fees are payable quarterly at the annual rate of one-quarter to one-half of one percent on the revolving credit facility, based on the leverage ratio defined by the agreement. As of March 31, 2005, the Company had a balance outstanding of approximately $11.0 million under the revolving credit facility and had $49.0 million of additional credit immediately available under such facility. Interest expense excludes capitalized interest related to new vessel construction of $1.0 million for the first quarter 2005 and $0.4 million for the first quarter of 2004.

The revolving credit facility and indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

6.	Incentive Compensation Plan

The Company has an incentive compensation plan that provides the Company with the ability to grant options for a maximum of 3.5 million shares of common stock. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. On

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 16, 2004, the Company filed a Registration Statement on Form S-8 to register the shares of common stock issuable under the incentive compensation plan.

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

SFAS 123 also allows an entity to continue to measure stock-based compensation cost using the intrinsic value method of Accounting Principles Board Opinion, APB, No. 25, “Accounting for Stock Issued to Employees.” Entities electing to retain the accounting prescribed in APB 25 must make pro forma disclosures of net income assuming dilution as if the fair-value-based method of accounting defined in SFAS 123 had been applied. The Company retained the provisions of APB 25 for expense recognition purposes. Under APB 25, where the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

If compensation cost for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under SFAS 123, the Company’s income available to common stockholders for the three months ended March 31, 2005 and 2004 would have been as indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$5,238	$2,338
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(210)	(292)

Pro forma	$5,028	$2,046

Basic earnings per common share:
As reported	$0.25	$0.16
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.01)	(0.02)

Pro forma	$0.24	$0.14

Diluted earnings per common share:
As reported	$0.25	$0.15
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.01)	(0.02)

Pro forma	$0.24	$0.13

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options granted under the Company’s incentive compensation plan during each of the three months ended March 31, 2005 and 2004 was estimated using the Black-Scholes pricing model using the minimum value method. Volatility was not considered in estimating the fair value of options granted prior to March 26, 2004, as the Company’s stock was not publicly traded until that date. For stock options granted during 2005, the Company’s actual stock volatility was used to calculate the fair value of options. The other assumptions used were: a ten-year risk free interest rate of 4.29% and 4.05% for the three months ended March 31, 2005 and 2004, respectively, and an expected life of seven to ten years with no expected dividends for each period.

7.	Commitments and Contingencies

Vessel Construction

At March 31, 2005, the Company was committed under vessel construction contacts with two shipyards for a total of four double-hulled tank barges – one 135,000-barrel tank barge and three 110,000-barrel tank barges. As of March 31, 2005, the remaining amount expected to be incurred to complete construction with respect to the four tank barges was approximately $34.0 million, of which we expect to incur $17.3 million in the second quarter of 2005 and $16.7 million in the second half of 2005. The Company is obligated under the terms of these contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I club. Commencing in March 2005, the terms of entry for Hornbeck Offshore Services, LLC contained an annual aggregate deductible (AAD) for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts, which exceed the AAD, after payment of an additional individual claim deductible. The terms of entry for Hornbeck Offshore Transportation, LLC does not contain an AAD. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Vessel Acquisitions

On January 19, 2005 the Company acquired the HOS Saylor, a new generation, anchor-handling towing supply (AHTS) vessel from a private owner. This vessel is the Company’s first foreign-flagged vessel. Upon acquisition, the vessel was immediately deployed under a three-year time charter with an offshore supply vessel (OSV) customer in Trinidad. On March 22, 2005, the Company acquired the HOS Navegante, the sister vessel to the HOS Saylor, from an affiliate of the private owner from which the HOS Saylor was acquired. The HOS Navegante was mobilized from West Africa after its purchase and is currently at a domestic shipyard undergoing its regulatory drydocking, as well as discretionary modifications and improvements. The vessel, which is also foreign-flagged, is expected to be placed into service during the early third quarter of 2005. The aggregate purchase price and estimated retrofit costs for the two AHTS vessels are expected to be in the range of $28 million to $30 million. While these vessels have anchor-handling capabilities, they are primarily being marketed as OSVs and for towing jackup rigs.

9.	Segment Information

The Company provides marine transportation services primarily to the energy industry through two business segments. The Company operates new generation OSVs in the U.S. Gulf of Mexico and select international markets through its OSV segment. The OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment primarily operates ocean-going tugs and tank barges in the northeastern United States and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information for the three months ended March 31, 2005 and 2004, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2005	2004
Operating Revenues:
Offshore supply vessels
Domestic	$18,368	$12,287
Foreign	5,476	3,278

	23,844	15,565
Tugs and tank barges
Domestic	12,212	14,267
Foreign (1)	1,848	1,515

	14,060	15,782

Total	$37,904	$31,347

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2005	2004
Operating Expenses:
Offshore supply vessels	$8,275	$6,803
Tugs and tank barges	7,313	7,548

Total	$15,588	$14,351

Depreciation:
Offshore supply vessels	$3,048	$2,751
Tugs and tank barges	1,365	1,405

Total	$4,413	$4,156

Amortization:
Offshore supply vessels	$460	$168
Tugs and tank barges	1,126	883

Total	$1,586	$1,051

General and Administrative Expenses:
Offshore supply vessels	$1,813	$1,049
Tugs and tank barges	2,007	1,911

Total	$3,820	$2,960

Operating Income:
Offshore supply vessels	$10,248	$4,793
Tugs and tank barges	2,249	4,036

Total	$12,497	$8,829

Capital Expenditures:
Offshore supply vessels	$25,818	$2,959
Tugs and tank barges	19,848	5,767
Corporate	780	306

Total	$46,446	$9,032

Deferred Drydocking Charges:
Offshore supply vessels	$844	$1,134
Tugs and tank barges	1,140	594

Total	$1,984	$1,728

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2005	As of December 31, 2004
Identifiable Assets:
Offshore supply vessels	$322,523	$328,857
Tugs and tank barges	137,031	119,980
Corporate	12,966	11,734

Total	$472,520	$460,571

Long-lived Assets:
Offshore supply vessels
Domestic	$196,745	$202,382
Foreign (2)	83,346	54,978

	280,091	257,360
Tugs and tank barges
Domestic	$113,986	$95,301
Foreign (1)(2)	5,705	5,875

	119,691	101,176
Corporate	3,276	2,683

Total	$403,058	$361,219

(1)	Included are amounts applicable to our Puerto Rico tug and tank barge operations. Puerto Rico is considered a possession of the United States and the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in international areas. As these assets may move to and from international and domestic operating areas on a regular basis, the long-lived assets reflected above represent the assets that are foreign-flagged or were present in international areas as of March 31, 2005 and December 31, 2004, respectively. Included in these amounts as of March 31, 2005 are costs related to the acquisition and retrofit of the HOS Saylor and HOS Navegante, two foreign-flagged AHTS vessels that were purchased on January 19, and March 22, 2005, respectively.

10.    Subsequent Events

On April 29, 2005, the Company sold the Energy 9801 to an unrelated third party. This vessel is a single-hulled tank barge that had been retired from service due to mandatory phase-out under the Oil Pollution Act of 1990, or OPA 90. Under OPA 90 and the MARPOL convention, the vessel is prohibited from transporting petroleum products in navigable waters of the United States and almost all international locations. The sale price of the vessel was $0.5 million.

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or the Plan, which was adopted by the Company’s Board of Directors and recently approved by the Company’s stockholders. The Plan is a new stock purchase program that will provide eligible employees of the Company and its designated subsidiaries the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions. These deductions will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the Plan. The Plan is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allow participating employees to defer recognition of taxes when purchasing the shares of common stock at a discount under the Plan. On May 6, 2005, the Company filed a Registration Statement on Form S-8 to register the shares of common stock issuable under the Plan.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 5, 2005, the Company announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370-foot multi-purpose supply vessels, or MPSVs. The total project cost to acquire and convert the two vessels is expected to range between $55 million to $65 million in the aggregate. The Company plans to fund the project from current cash on-hand, projected cash flow from operations and available revolver capacity. The Company anticipates delivery of the converted vessels by the end of 2006. One of the coastwise tankers to be converted is the Energy Service 9001, which was acquired by the Company in 2001. The Company has signed a definitive agreement to acquire the second coastwise tanker, which is the sister vessel to the Energy Service 9001.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us” and “our” refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to OSVs, means deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent OSVs.

General

We own a fleet of 25 technologically advanced, new generation OSVs, which include two foreign-flagged anchor-handling towing supply vessels, or AHTS, that primarily operate as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel. Currently, 18 of our OSVs are operating in the U.S. Gulf of Mexico, five of our OSVs are operating offshore Trinidad, one OSV and our fast supply vessel are working offshore Mexico, and one recently acquired OSV is currently undergoing recertification and discretionary vessel improvements and is expected to be placed in service during the third quarter of 2005. We also own 14 ocean-going tugs and 14 active ocean-going tank barges, two of which are double-hulled. Currently, 12 of our tank barges are operating in the northeastern United States, primarily New York Harbor, and two are operating in Puerto Rico. By the end of calendar 2005, our tug and tank barge segment is expected to consist of 14 ocean-going tugs and 18 ocean-going tank barges, six of which will be double-hulled. This projected fleet count reflects four double-hulled tank barges under construction as of March 31, 2005 and is net of the retirement of three single-hulled tank barges at the end of 2004, two of which are currently inactive and unavailable to transport petroleum products in navigable waters of the United States. The third inactive vessel, the Energy 9801, was sold in April 2005. Upon completion of this newbuild program, 46% of our tank barge fleet barrel capacity is expected to be double-hulled, up from 21% today.

We have developed, through a series of newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the Continental Shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two AHTS vessels, which will primarily serve as 240 class supply vessels and for towing jack-up rigs, and the recent announcement of the conversion of two molten-sulfur carriers for use as 370 class multi-purpose supply vessels, or MPSVs.

Although the demand for new generation equipment has historically been driven by deepwater, deep shelf and highly complex projects, we are experiencing increased demand for our vessels for all types of projects, including transition zone and shelf activity, irrespective of water depth, drilling depth or project type, and non-oil and gas production activities. Notably, this prevailing shift in customer preference does not appear to be limited to the U.S. Gulf of Mexico, as we have also observed this preference in foreign areas such as Mexico, Trinidad, Brazil and West Africa.

Soft market conditions for OSVs in the U.S. Gulf of Mexico persisted from the second half of 2002 through the first half of 2004. Since the second half of 2004, OSV market conditions in the U.S. Gulf of Mexico have improved substantially. Our average dayrates have risen approximately $2,000 since April 2004 to an average of approximately $11,600 per day for the first quarter 2005, while our fleetwide OSV utilization has risen from roughly 70% to 95% over the same period. This combination of increased dayrates and utilization has resulted in an increase in our effective, or utilization-adjusted, OSV dayrate of over 60% since April 2004.

Market conditions in the U.S. Gulf of Mexico continue to show positive trends such as the increased level of approved applications to drill deepwater wells and certain operators’ construction commitments for new deepwater floating rigs, deep shelf jack-up rigs, floating production units, subsea tie-backs and other deepwater production infrastructure. Another indication of the encouraging visible demand is rising dayrates and utilization for all classes of offshore rigs, which in the past has been a barometer for OSV dayrates. The supply fundamentals for new generation OSVs could further impact market conditions. The average age of conventional 180 class OSVs is approximately 25 years; therefore, we expect that there will be a continued and accelerated attrition rate for such vessels working in the U.S. Gulf of Mexico and abroad. Although OSVs have been recently constructed to replace the worldwide conventional 180 class tonnage being removed from service, several U.S.-flagged new generation OSVs have left the U.S. Gulf of Mexico for foreign markets, which is a trend that we expect to continue. Additionally, there are signs that the improved market conditions in the U.S. Gulf of Mexico could be a long-term trend. For example, in the offshore oil and natural gas lease sale held in August 2004 by the Minerals Management Service, interest in acquiring leases was the highest it had been in the prior six years, a 22% increase from 2003, with 44% of the leases bid on being located in ultra-deep water. Additional evidence of a strengthening OSV market in the U.S. Gulf of Mexico is an increase in offshore rig fleet utilization. According to ODS-Petrodata, offshore rig fleet utilization is up to 86% from the year-ago level of 71%.

The primary demand drivers for our tug and tank barge services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The tug and tank barge market, in general, is marked by steady demand over time. Results for the first and fourth quarters of a given year are typically higher due to normal seasonal weather patterns that often result in a drop-off of activity during the second and third quarters. We generally take advantage of this seasonality to prepare the tug and tank barge fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during the second and third quarters. In addition, we continually evaluate our customers’ needs and often elect to accelerate scheduled drydockings to take advantage of certain market opportunities.

As the most recent major Oil Pollution Act of 1990, or OPA 90, milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increases in dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In November 2003, we commenced a double-hulled tank barge newbuild program to replace some of our existing single-hulled tank barges that we anticipated retiring from service in accordance with OPA 90. Since then, we contracted with shipyards for the construction of five double-hulled tank barges. This newbuild program is replacing about 270,000 barrels of single-hulled capacity that we retired from service at the end of 2004 pursuant to OPA 90 with approximately 600,000 barrels of new double-hulled capacity. Our first two new double-hulled tank barges were expected to be delivered in December 2004 to replace the capacity of the Energy 9801, Energy 9501, and Energy 8701, all of which were retired from service at the end of 2004 as required by OPA 90. However, as a result of start-up delays and steel shortages at the shipyards, delivery of the first of these two barges was delayed until March 2005, with the second barge now expected to be delivered in June or July of 2005. Due to these delays, based on delivery date projections contained in our shipyard contracts, we expect to receive a favorable adjustment to the construction costs for the two affected vessels, which will partially offset the opportunity cost of such delays. The remaining three newbuild tank barges are expected to be delivered during the fourth quarter of 2005.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to our critical accounting policies as reported in our Form 10-K during the three months ended March 31, 2005.

Results of Operations

The tables below set forth, by segment, the average dayrates and utilization rates for our vessels and the average number of operating vessels owned during the periods indicated. These OSVs and tugs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations of the HOS Hotshot, a 165-ft. new generation fast supply vessel that we acquired in May 2004, but it does include the results of operation of the HOS Saylor, a 240 class new generation AHTS vessel that we acquired in January 2005. The HOS Navegante is not included in the results below as it is currently being drydocked for recertification and discretionary vessel improvements. The HOS Saylor and HOS Navegante were built in 1999 and 2000, respectively, and each of these 240 class vessels will have 3,400 long tons of deadweight and over 4,000 barrels of liquid mud capacity.

	Three Months Ended March 31,
	2005	2004
Offshore Supply Vessels:
Average number of vessels	24.0	22.3
Average vessel capacity (deadweight)	2,392	2,351
Average utilization rate (1)	94.5%	78.4%
Average dayrate (2)	$11,577	$9,629
Tugs and Tank Barges:
Average number of tank barges	13.3	16.0
Average fleet capacity (barrels)	923,002	1,156,330
Average barge capacity (barrels)	65,929	72,271
Average utilization rate (1)	85.5%	91.2%
Average dayrate (3)	$13,192	$11,503

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third party equipment.

In March 2003, the Securities and Exchange Commission, or SEC, adopted rules regulating the use of non-GAAP financial measures, such as EBITDA, in filings with the SEC, disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP.

EBITDA consists of earnings (net income) before interest expense, provision for income taxes, depreciation, amortization and loss on early extinguishment of debt. This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a description of how management uses, and why we believe investors use, EBITDA in evaluating the Company’s operating performance.

The following table reconciles EBITDA with our net income for each of our two business segments and in the aggregate, for the three months ended March 31, 2005 and 2004, respectively (in thousands).

	Three Months Ended March 31,
	2005	2004
EBITDA:
Offshore supply vessels:
Net income	$4,179	$349
Plus:
Interest expense	2,057	4,149
Income tax expense	2,498	245
Depreciation	3,048	2,751
Amortization	460	168
Loss on early extinguishment of debt	1,658	—

EBITDA	$13,900	$7,662

Tugs and tank barges:
Net income	$1,059	$1,989
Plus:
Interest expense	528	996
Income tax expense	633	1,129
Depreciation	1,365	1,405
Amortization	1,126	883
Loss on early extinguishment of debt	40	—

EBITDA	$4,751	$6,402

Consolidated Total:
Net income	$5,238	$2,338
Plus:
Interest expense	2,585	5,145
Income tax expense	3,131	1,374
Depreciation	4,413	4,156
Amortization	1,586	1,051
Loss on early extinguishment of debt	1,698	—

Total EBITDA	$18,651	$14,064

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Three months ended March 31,
	2005	2004
Revenues:
Offshore supply vessels (1):
Domestic	$18,368	$12,287
Foreign	5,476	3,278

	23,844	15,565

Tugs and tank barges:
Domestic	12,212	14,267
Foreign (2)	1,848	1,515

	14,060	15,782

Total	$37,904	$31,347

Operating expenses:
Offshore supply vessels	$8,275	$6,803
Tugs and tank barges	7,313	7,548

	$15,588	$14,351

Depreciation and amortization:
Offshore supply vessels	$3,508	$2,919
Tugs and tank barges	2,491	2,288

	$5,999	$5,207

Loss on early extinguishment of debt	$1,698	$—

General and administrative expenses:	$3,820	$2,960

Interest expense	$2,585	$5,145

Interest income	$124	$38

Income tax expense	$3,131	$1,374

(1)	Included in OSV revenues are amounts applicable to our fast supply vessel, the HOS Hotshot, that we acquired in May 2004 and the HOS Saylor, one of our AHTS vessels that we acquired in January 2005.
(2)	Included are amounts applicable to our Puerto Rico tug and tank barge operations. Puerto Rico is considered a possession of the United States and the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues were $37.9 million for the three months ended March 31, 2005, compared to $31.3 million for the same period in 2004, an increase of $6.6 million or 21.1%. This net increase in revenues is primarily the result of the expansion of our OSV fleet and stronger market conditions in the Gulf of Mexico as well as in the northeastern United States. The number of vessels in our combined OSV and tank barge fleets remained relatively flat; however, our average OSV fleet size increased by two vessels primarily due to the addition of the HOS Silverstar and HOS Saylor, which were placed in service in March 2004 and January 2005, respectively. The average tank barge fleet decreased by three vessels at the end of 2004 as a result of having three single-hulled barges removed from service due to OPA 90.

The net impact of the increase in our OSV fleet, decrease in our tank barge fleet, and the acquisition of the HOS Hotshot in May 2004 accounted for $1.7 million of the increase in our revenues. We also experienced a $7.8 million increase in revenues from our vessels that were in service during each of the quarters ended March 31, 2005 and 2004.

Revenues from our OSV segment increased to $23.8 million for the three months ended March 31, 2005, compared to $15.6 million for the same period in 2004, an increase of $8.2 million or 52.6%. The net increase in segment revenue is due primarily to continued strengthening of market conditions in the U.S. Gulf of Mexico. The addition of one AHTS vessel and one fast supply vessel since March 2004 also contributed to the net increase in revenue. Our OSV average dayrates were $11,577 for the three months ended March 31, 2005 compared to $9,629 for the same period of 2004, an increase of $1,948 or 20.2%. Our OSV utilization rate was 94.5% for the three months ended March 31, 2005, which was higher than the 78.4% we achieved for the same period of 2004. To a lesser degree, OSV utilization was impacted by the drydocking of vessels for 55 days out of service in the recently completed quarter compared to 65 days in the corresponding 2004 quarter. Domestic revenues for our OSV segment were $18.4 million for the three months ended March 31, 2005, an increase of $6.1 million or 49.6%, compared to $12.3 million for the same period in 2004 due mainly to the recovery of the OSV market in the U.S. Gulf of Mexico. Foreign revenues for our OSV segment increased to $5.5 million for the three months ended March 31, 2005, compared to $3.3 million for the same period in 2004, an increase of $2.2 million or 66.7%. This increase in foreign OSV revenues was due primarily to having three additional vessels working internationally during 2005. Based on current market trends, we anticipate that our fleetwide average OSV dayrates and utilization will remain at or above first quarter 2005 levels for the remainder of 2005 and 2006.

Revenues from our tug and tank barge segment totaled $14.1 million for the three months ended March 31, 2005 compared to $15.8 million for the same period in 2004, a decrease of $1.7 million or 10.8%. The decrease in revenue is primarily due to a reduction in our fleetwide barrel-carrying capacity resulting from the retirement of three of our 15 single-hulled tank barges from service at the end of 2004 as mandated by OPA 90 and a milder early winter. Our utilization rate decreased to 85.5% for the three months ended March 31, 2005, compared to 91.2% for the same period in 2004. The decrease in utilization was primarily due to a change in our contract mix (by having more vessels working under contracts of affreightment, or COAs, versus time charters) and weather conditions experienced in the early months of the first quarter of 2005. Time charter contracts in this segment typically result in a higher utilization but a lower dayrate, while COAs typically result in a higher average dayrate, but lower utilization. With the decrease in the number of barges in our fleet after our three single-hulled barges were retired at the end of 2004, barges that would have usually been on a time charter were redeployed on COAs, particularly to cover the minimum barrel requirements set forth in our contract with Amerada Hess. Our average dayrate for the three months ended March 31, 2005 was $13,192 compared to $11,503 for the same period of 2004, an increase of $1,689 or 14.7%. The increase in average dayrates was primarily due to a change in our contract mix from time charters to COAs, the tightening of the tank barge market in the northeastern United States, and the early March 2005 delivery of the Energy 13501, our first double-hulled newbuild tank barge. We believe that the Energy 13501 is able to command higher dayrates due to its double-hull and higher barrel-carrying capacity compared to our average tank barge size.

Operating Expense. Our operating expense increased to $15.6 million for the three months ended March 31, 2005, compared to $14.4 million for the same period in 2004, an increase of $1.2 million or 8.3%. The increase in operating expenses was the result of having more vessels in service during the first quarter of 2005 compared to the same period in 2004 and increasing costs related to newly instituted Homeland Security measures, repair and maintenance, insurance, and carrying costs associated with our three single-hulled barges that were removed from service due to OPA 90.

Operating expense for our OSV segment increased to $8.3 million for the three months ended March 31, 2005, compared to $6.8 million for the same period in 2004, an increase of $1.5 million or 22.1%. This increase was related to overall higher costs of operating vessels in the current period, which can be attributed to increased utilization, along with having an average of two additional new generation OSVs in service for the three months ended March 31, 2005 compared to the same period in 2004.

Operating expense for our tug and tank barge segment decreased to $7.3 million for the three months ended March 31, 2005 compared to $7.5 million for the same period in 2004. Operating expenses remained relatively consistent between the two quarters as a result of the net effect of removing three single-hulled tank barges from service as required by OPA 90 and the addition of two higher horsepower tugs and one double-hulled tank barge.

Depreciation and Amortization. Our depreciation and amortization expenses of $6.0 million for the three months ended March 31, 2005 increased $0.8 million or 15.4% compared to the $5.2 million for the same period in 2004. Depreciation and amortization were higher in 2005 as a result of having an average of two more vessels in our fleet. Depreciation is expected to increase further with a full-period contribution as additional newly constructed or recently acquired vessels are placed in service throughout 2005. In addition, we expect our amortization costs to trend higher particularly as newly constructed and recently acquired vessels undergo their initial 30 and 60 month recertifications.

Loss on Early Extinguishment of Debt. On November 3, 2004, we commenced a cash tender offer for all of the $175 million in aggregate principal amount of our 10.625% senior notes. Senior notes totaling approximately $159.5 million, or 91% of such notes outstanding, were validly tendered during the designated tender period. The remaining $15.5 million of our 10.625% senior notes were redeemed on January 14, 2005. A loss on early extinguishment of debt of approximately $1.7 million was recorded during the first quarter of 2005 and includes the redemption costs and an allocable portion of the write-off of unamortized financing costs and original issue discount, and a bond redemption premium.

General and Administrative Expense. Our general and administrative expenses of $3.8 million for the three months ended March 31, 2005 increased $0.8 million or 26.7% compared to $3.0 million reported for the same period in 2004. We expected this increase due to our continued growth via vessel acquisitions, the current construction of double-hulled tank barges, and our increased reporting and other obligations under federal securities and corporate governance laws along with stock exchange requirements.

Interest Expense. Interest expense was $2.6 million for the three months ended March 31, 2005, compared to $5.1 million for the same period in 2004, a decrease of $2.5 million or 49.0%. The decrease in interest expense primarily relates to the lower rate of interest on our 6.125% senior notes compared to our 10.625% senior notes that were outstanding in 2004. In addition, a substantial reduction in the average balance outstanding under our revolving credit facility from $46.5 million during the first quarter 2004 compared to $3.7 million for the same period in 2005 contributed to the decrease in interest expense. Another factor causing a decrease in interest expense is the level of capitalized interest incurred in connection with the construction of double-hulled tank barges. Capitalization of interest costs relating to new vessel construction was approximately $1.0 million for the three months ended March 31, 2005, compared to $0.4 million for the same period in 2004.

Interest Income. Interest income was $0.1 million for the three months ended March 31, 2005. The slight increase in interest income is due to increased interest rates along with higher average cash balances invested during the first quarter 2005 compared to the same period in 2004. Average cash balances were $36.2 million and $27.8 million for the quarters ended March 31, 2005 and 2004.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2005 was 37.4% compared to 37.0% for the three months ended March 31, 2004. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flow from operations, proceeds from issuances of our common equity and debt securities, and borrowings under our credit facilities. We require capital to fund ongoing operations, the construction of new vessels, acquisitions of additional vessels, the retrofit of existing vessels, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to significantly change during 2005.

On March 31, 2005, we had a cash balance of $18.1 million. We also have a $100 million senior secured revolving credit facility due February 2009, with a current borrowing base of $60 million. As of March 31, 2005, we had approximately $11.0 million outstanding, and $49 million of credit immediately available, under such facility. We have made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, acquisition of additional vessels or retrofit of existing vessels, including OSVs, ocean-going tugs and tank barges, as needed to take advantage of the demand for such vessels.

We believe that our current working capital, projected cash flow from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, a reduction in domestic consumption of refined petroleum products, or mild winter conditions, may affect our financial condition or results of operations. However, depending on the market demand for OSVs, tugs and tank barges and other growth opportunities that may arise, we may require additional debt or equity financing.

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $16.3 million for the three months ended March 31, 2005 compared to $6.2 million for the same period in 2004. The increase in operating cash flows during these periods was primarily related to substantially improved market conditions, the growth of our fleet and the net effect of the bond refinancing that we commenced in November 2004, which resulted in a lower interest rate and a change in the timing of our interest payments. Our cash flow from operations for the first quarter of 2005 reflects a full period of revenue contribution from one OSV added in 2004 and partial period contributions from one AHTS vessel placed in service in January of 2005 and one new double-hulled tank barge placed in service in March of 2005.

As of December 31, 2004, we had federal tax net operating loss carryforwards of approximately $95 million available through 2018 to offset future taxable income. These tax net operating losses were generated primarily through accelerated tax depreciation applied to our vessels. Our use of these federal tax net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current and projected fleet, however, we expect to continue generating federal tax net operating losses over the near term.

Investing Activities. Net cash used in investing activities was $46.4 million for the three months ended March 31, 2005 compared to $9.0 million for the same period in 2004. Cash utilized in investing activities for both periods were primarily for construction costs incurred for our current tank barge newbuild program and, for the first quarter of 2005, the acquisition of two foreign-flagged AHTS vessels. The HOS Saylor and HOS Navegante were purchased in January and March 2005, respectively. The aggregate purchase price and estimated retrofit costs for the two AHTS vessels is expected to be in the range of $28 million to $30 million, of which $25.1 million was incurred during the first quarter of 2005. For the remainder of 2005, investing activities are anticipated to include costs to complete construction of our four remaining double-hulled tank barges, the acquisition and retrofit of additional vessels, and other capital expenditures, including discretionary vessel modifications and corporate projects.

Upon completion of the current tank barge newbuild program, the five new double-hulled tank barges will replace the three single-hulled vessels that were recently retired from service pursuant to OPA 90 and increase the barrel-carrying capacity of our fleet by approximately 600,000 barrels for a net increase of 28% over our fleet size as of December 31, 2004. See “Contractual Obligations” for a brief overview of anticipated vessel construction commitments in 2005.

On May 5, 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370-foot MPSVs. The total project cost to acquire and convert the two vessels is expected to range between $55 million to $65 million in the aggregate. While we are not yet contractually committed to a shipyard for the conversion costs associated with this conversion program, approximately 40% of such costs are expected to be incurred in 2005, with the remaining 60% expected to be incurred during 2006. We plan to fund the project from current cash on-hand, projected cash flow from operations and available revolver capacity. We anticipate delivery of the converted vessels by the end of 2006. One of the coastwise tankers to be converted is the Energy Service 9001, which we acquired in 2001. We have signed a definitive agreement to acquire the second coastwise tanker, which is the sister vessel to the Energy Service 9001.

Financing Activities. Net cash used by financing activities was $6.1 million for the three months ended March 31, 2005, which primarily relates to the redemption in January 2005 of our non-tendered 10.625% senior notes. For the three months ended March 31, 2004, net cash provided by financing activities was $32.6 million, which primarily resulted from our initial public offering of common stock that was completed on March 31, 2004 after repayment of our outstanding borrowings under our revolving credit facility. For the remainder of 2005, we expect to generate cash from financing activities resulting from borrowings under our revolving credit facility as needed to fund planned capital expenditures.

Contractual Obligations

We have a $100 million revolving credit facility with a borrowing base of $60 million. As of March 31, 2005, the weighted average interest rate was 5.35% under such facility. As of March 31, 2005, we had an outstanding balance of approximately $11.0 million and $49.0 million of borrowing capacity immediately available under the facility.

As of March 31, 2005, we had outstanding debt of $225 million under our 6.125% senior unsecured notes, or senior notes. The effective interest rate on the senior notes is 6.38%. Semi-annual cash interest payments of $6.9 million are payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity on December 1, 2014, but pursuant to the indenture under which the senior notes are issued, we would be required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. For additional information with respect to our revolving credit facility and our senior notes, please refer to note 5 of our unaudited consolidated financial statements included herein.

On March 11, 2005, the Energy 13501, the first of two 135,000-barrel double-hulled tank barges to be built under our current newbuild program, was placed in service. At March 31, 2005, we were committed under vessel construction contracts with two shipyards for a total of four double-hulled tank barges—one additional 135,000-barrel barge and three 110,000-barrel barges. For the quarter ended March 31, 2005, we incurred $19.6 million for our tank barge newbuild program and the retrofit of two ocean-going tugs. The construction of the five barges, along with the purchase and retrofit of two higher horsepower, ocean-going tugs are expected to cost approximately $105 million in the aggregate, of which approximately $71.0 million had been incurred and paid from October 2003 through March 2005. We expect to incur the remaining balance of $34.0 million as follows: $17.3 million in the second quarter of 2005 and $16.7 million in the second half of 2005. The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones. However, the amounts are not expected to change materially in the aggregate.

We expect to drydock a total of eight supply vessels, two tugs, and four tank barges for recertification and/or discretionary vessel enhancements during calendar 2005, at an estimated aggregate cost of approximately $13 to $14 million, which includes approximately $5.0 to $5.5 million for deferred drydocking charges. During the three months ended March 31, 2005, we expended approximately $3.0 million for our vessel capital maintenance program, of which $2.0 million was accounted for as deferred drydocking charges and $1.0 million for other vessel capital improvements. During the three months ended March 31, 2005, we also expended approximately $0.8 million for miscellaneous non-vessel related additions to property, plant and equipment and information technology initiatives.

Risk Factors

Demand for our OSV services substantially depends on the level of activity in offshore oil and gas exploration, development and production.

The level of offshore oil and gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	worldwide demand for oil and natural gas;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions and policies;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental regulation; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

We expect levels of oil and gas exploration, development and production activity to continue to be volatile and affect the demand for our OSVs.

A prolonged, material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would likely result in a corresponding decline in the demand for OSVs and thus decrease the utilization and dayrates of our OSVs. Such decreases could have a material adverse effect on our financial condition and results of operations. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our OSVs.

Increases in the supply of new generation OSVs could decrease dayrates.

Certain of our competitors have announced plans to construct new OSVs to be deployed in domestic and foreign locations. A remobilization to the U.S. Gulf of Mexico of U.S.-flagged OSVs currently operating in other regions or a repeal or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting OSVs that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in oil and natural gas prices on our results of operations and financial condition.

Intense competition in our industry could reduce our profitability and market share.

Contracts for our OSVs and tank barges are generally awarded on an intensely competitive basis. The most important factors determining whether a contract will be awarded include:

•	quality and capability of the vessels;

•	ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	price; and

•	experience.

Some of our competitors, including diversified multinational companies in the OSV segment, have substantially greater financial resources and larger operating staffs than we do. They may be better able to compete in making vessels available more quickly and efficiently, meeting the customer’s schedule and withstanding the effect of declines in dayrates and utilization rates. They may also be better able to weather a downturn in the oil and gas industry. As a result, we could lose customers and market share to these competitors. Some of our competitors may also be willing to accept lower dayrates in order to maintain utilization, which can have a negative impact upon dayrates and utilization in our OSV segment.

The failure to successfully complete construction or conversion of our vessels on schedule and on budget and to utilize those and the other vessels in our fleet at profitable levels could adversely affect our financial condition and results of operations.

We have four double-hulled, ocean-going tank barges currently under construction and two coastwise sulfur tankers currently undergoing conversion into multi-purpose supply vessels. We also plan to construct additional new generation OSVs and double-hulled tank barges as market conditions warrant. Our construction and conversion projects are subject to the risks of delay and cost overruns inherent in any large construction or conversion project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments with respect to vessels under construction or conversion, while significant cost overruns or delays not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations. Moreover, customer demand for vessels currently under construction or conversion may not be as strong as we presently anticipate, and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability. In addition, our OSVs are typically chartered or hired to provide services to a specified drilling rig. A delay in the availability of the drilling rig to our customer may have an adverse impact on our utilization of the contracted vessel and thus on our financial condition and results of operations.

If we are unable to acquire additional vessels or businesses and successfully integrate them into our operations, our ability to grow may be limited.

We regularly consider possible acquisitions of single vessels, vessel fleets and businesses that complement our existing operations to enable us to grow our business. We can give no assurance that we will be able to identify desirable acquisition candidates or that we will be successful in entering into definitive agreements on satisfactory terms. An inability to acquire additional vessels or businesses may limit our growth potential. Even if we consummate an acquisition, we may be unable to integrate it into our existing operations successfully or realize the anticipated benefits of the acquisition. The process of integrating acquired operations into our own may result in unforeseen operating difficulties, may require significant management attention and financial resources.

Revenues from our tug and tank barge business could be adversely affected by a decline in demand for domestic refined petroleum products and crude oil or a change in existing methods of delivery in response to insufficient availability of tug and tank barge services and other conditions.

A reduction in domestic consumption of refined petroleum products or crude oil may adversely affect the revenues of our tug and tank barge business and, therefore, our financial condition and results of operation. Weather conditions also affect demand for our tug and tank barge services. For example, a mild winter may reduce demand for heating oil in the northeastern United States.

Moreover, alternative methods of delivery of refined petroleum products or crude oil may develop as a result of insufficient availability of tug and tank barge services, the cost of compliance with homeland security, environmental regulations or increased liabilities connected with the transportation of refined petroleum products and crude oil. For example, long-haul transportation of refined petroleum products and crude oil is generally less costly by pipeline than by tank barge. While there are significant impediments to building new pipelines, such as high capital costs and environmental concerns, entities may propose new pipeline construction to meet demand for petroleum products. To the extent new pipeline segments are built or existing pipelines converted to carry petroleum products, such activity could have an adverse effect on our ability to compete in particular markets.

The loss of our contract of affreightment with Amerada Hess Corporation or the early termination of contracts on our OSVs could have an adverse effect on our operations.

The revenues we derived from our long-term contract of affreightment with Amerada Hess for the year ended December 31, 2004, constituted more than 10% of our total revenues for such period. Under the terms of the contract of affreightment, we are required to meet certain performance criteria and, if we fail to meet such criteria, Amerada Hess would be entitled to terminate the contract. Should we fail to fulfill our performance obligations under the contract of affreightment, and Amerada Hess terminates the contract, it would adversely affect our financial condition and results of operations. Our contract of affreightment provides for minimum annual cargo volume to be transported and allows Amerada Hess to reduce its minimum commitment, subject to a significant adjustment penalty. Most of the long-term contracts for our OSVs contain early termination options in favor of the customer; however, some have substantial early termination penalties or other provisions designed to discourage the customers from exercising such options. We cannot assure that our customers would not choose to exercise their termination rights in spite of such penalties. Unless extended, our contract with Amerada Hess is scheduled to expire on March 31, 2006. Any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations.

We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the Customs Service is authorized to inspect vessels at will. Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect our financial condition and results of operations.

We are also subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of a national emergency or a threat to the security of the national defense, the Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (which includes United States corporations), including vessels under construction in the United States. If one of our OSVs, tugs or tank barges were purchased or requisitioned by the federal government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our tugs is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We would also not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our OSVs, tugs or tank barges. The purchase or the requisition for an extended period of time of one or more of our OSVs, tugs or tank barges could adversely affect our results of operations and financial condition.

Finally, we are subject to the Jones Act, which requires that vessels engaged in coastwise trade to carry cargo between U.S. ports be documented under the laws of the United States and be controlled by U.S. citizens. To ensure that we are determined to be a U.S. citizen as defined under these laws, our certificate of incorporation contains certain restrictions on the ownership of our capital stock by non-U.S. citizens and establishes certain mechanisms to maintain compliance with these laws. If we are determined at any time not to be in compliance with these citizenship requirements, our vessels would become ineligible to engage in the coastwise trade in U.S. domestic waters, and our business and operating results would be adversely affected. The Jones Act’s provisions restricting coastwise trade to vessels controlled by U.S. citizens have recently been circumvented by foreign interests that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for coastwise trade. Legal challenges against such actions are difficult, costly to pursue and are of uncertain outcome. To the extent such efforts are successful and permit foreign competition, such competition could have a material adverse effect on domestic companies in the offshore service vessel industry and on our financial condition and results of operations.

Our business involves many operating risks that may disrupt our business or otherwise result in substantial losses, and insurance may be unavailable or inadequate to protect us against these risks.

Our vessels are subject to operating risks such as:

•	catastrophic marine disaster;

•	adverse weather and sea conditions;

•	mechanical failure;

•	collisions;

•	oil and hazardous substance spills;

•	navigation errors;

•	acts of God; and

•	war and terrorism.

The occurrence of any of these events may result in damage to or loss of our vessels and their tow or cargo or other property and injury to passengers and personnel. If any of these events were to occur, we could be exposed to liability for resulting damages and possible penalties, that pursuant to typical marine indemnity policies, we must pay and then seek reimbursement from our insurer. Affected vessels may also be removed from service and thus be unavailable for income-generating activity. While we believe our insurance coverage is at adequate levels and insures us against risks that are customary in the industry, we may be unable to renew such coverage in the future at commercially reasonable rates. Moreover, existing or future coverage may not be sufficient to cover claims that may arise.

Our expansion into international markets subjects us to risks inherent in conducting business internationally.

Over the past three years we have derived an increasing portion of our revenues from foreign sources. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel seizure or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, adverse tax consequences, difficulties and costs of staffing international operations, currency exchange rate fluctuations and language and cultural differences. All of these risks are beyond our control. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.

Future results of operations depend on the long-term financial stability of our customers.

Many of the contracts we enter into for our vessels are full utilization contracts with initial terms ranging from one to five years. We enter into these long-term contracts with our customers based on a credit assessment at the time of execution. Our financial condition in any period may therefore depend on the long-term stability and creditworthiness of our customers. We can provide no assurance that our customers will fulfill their obligations under our long-term contracts and the insolvency or other failure of a customer to fulfill its obligations under such contract could adversely affect our financial condition and results of operations.

We may be unable to attract and retain qualified, skilled employees necessary to operate our business.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

We require skilled employees who can perform physically demanding work. As a result of the volatility of the oil and gas industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our financial condition and results of operations may be adversely affected.

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws preempt state workers’ compensation laws and permit these employees and their representatives to pursue actions against employers for job-related incidents in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we may have greater exposure for any claims made by these employees.

Our success depends on key members of our management, the loss of whom could disrupt our business operations.

We depend to a large extent on the efforts and continued employment of our executive officers and key management personnel. We do not maintain key-man insurance. The loss of services of one or more of our executive officers or key management personnel could have a negative impact on our financial condition and results of operations.

Restrictions contained in the indenture governing our senior notes and in the agreement governing our revolving credit facility may limit our ability to obtain additional financing and to pursue other business opportunities.

Covenants contained in the indenture governing our 6.125% senior notes and in the agreement governing our revolving credit facility require us to meet certain financial tests, which may limit or otherwise restrict:

•	our flexibility in operating, planning for, and reacting to changes, in our business;

•	our ability to dispose of assets, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities; and

•	our ability to obtain additional financing for working capital, capital expenditures, including our newbuild programs, acquisitions, general corporate and other purposes.

We have high levels of fixed costs that will be incurred regardless of our level of business activity.

Our business has high fixed costs, and downtime or low productivity due to reduced demand, weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.

Forward Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q, including certain information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe above and other cautionary statements we make in this Quarterly Report on Form 10-Q.

Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Actual events or results may differ materially from those described in any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Quarterly Report on Form
10-Q may not occur.

Item 3—Quantitative And Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are our cash equivalents and long-term borrowings. Due to the short duration and conservative nature of the cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value.

We are subject to interest rate risk on our long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014. There are no scheduled principal payments under the senior notes prior to the maturity date.

Our $100 million revolving credit facility has a current borrowing base of $60 million. As of March 31, 2005, we have approximately $11.0 million outstanding under our revolving credit facility. Assuming a 200 basis point increase in market interest rates during the three months ended March 31, 2005, our interest expense, net of capitalization, would have increased approximately $0.1 million, net of taxes, resulting in no change to earnings per diluted share.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, our exposure to certain risks typically associated with foreign currency fluctuation is expected to increase. We currently have time charters for five of our OSVs for service in Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under a fixed time charter with one of our OSVs and our fast supply vessel for service offshore Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. As of March 31, 2005, there were no material changes in our market or interest rate risk or material gains or losses associated with currency fluctuations since last reported on our Annual Report on Form 10-K for the period ended December 31, 2004.

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

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission Of Matters To A Vote Of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Number	Description of Exhibit

*3.1	—Second Restated Certificate of Incorporation of the Company, as amended through May 5, 2005.

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

4.3	—Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on From 8-A/A dated September 3, 2004).

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
333-108943).

10.1

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.2

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.3

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.4	†	—Director & Advisory Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.5		—Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.6		—Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.7		—Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

*31.1		—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1		—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 10, 2005	By:	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit

*3.1	—Second Restated Certificate of Incorporation of the Company, as amended through May 5, 2005.

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

4.3	—Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on From 8-A/A dated September 3, 2004).

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

10.1

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.2

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.3

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.4	†	—Director & Advisory Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.5		—Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.6		—Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.7		—Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

*31.1		—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1		—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.