Form 10-Q
period 2005-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2005-08-09
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The total number of shares of common stock, par value $.01 per share, outstanding as of July 29, 2005 was 20,894,612.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,443	$54,301
Accounts receivable, net of allowance for doubtful accounts of $311 and $407, respectively	24,534	22,028
Prepaid insurance	4,443	530
Property taxes receivable	2,880	2,936
Other current assets	2,461	1,934

Total current assets	46,761	81,729
Property, plant, and equipment, net	422,363	361,219
Goodwill, net	2,628	2,628
Deferred charges, net	15,096	14,863
Other assets	221	132

Total assets	$487,069	$460,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,961	$4,845
Accrued interest	1,282	2,391
Accrued payroll, insurance and benefits	5,747	3,991
Deferred revenue	1,949	1,723
Current portion of long-term debt, net of original issue discount of $97	—	15,449
Other accrued liabilities	990	774

Total current liabilities	18,929	29,173
Revolving credit facility	16,000	—
Long-term debt	225,000	225,000
Deferred tax liabilities, net	29,438	22,247
Other liabilities	982	1,247

Total liabilities	290,349	277,667
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 20,875 and 20,822 shares issued and outstanding, respectively	209	208
Additional paid-in capital	164,109	163,264
Retained earnings	32,361	19,400
Accumulated other comprehensive income	41	32

Total stockholders’ equity	196,720	182,904

Total liabilities and stockholders’ equity	$487,069	$460,571

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues	$41,083	$30,288	$78,986	$61,635
Costs and expenses:
Operating expenses	15,879	13,696	31,468	28,047
Depreciation	4,797	4,399	9,211	8,556
Amortization	1,810	1,221	3,396	2,271
General and administrative expenses	4,752	3,332	8,571	6,292

	27,238	22,648	52,646	45,166

Operating income	13,845	7,640	26,340	16,469
Other income (expense):
Loss on early extinguishment of debt	—	—	(1,698)	—
Gain on sale of assets	1,083	—	1,072	—
Interest income	120	68	243	106
Interest expense	(2,854)	(4,656)	(5,438)	(9,801)
Other income (expense), net	14	4	57	(6)

Income before income taxes	12,208	3,056	20,576	6,768
Income tax expense	(4,485)	(1,126)	(7,615)	(2,500)

Net income	$7,723	$1,930	$12,961	$4,268

Basic earnings per common share	$0.37	$0.09	$0.62	$0.24

Diluted earnings per common share	$0.36	$0.09	$0.61	$0.23

Weighted average basic shares outstanding	20,850	20,752	20,839	17,838

Weighted average diluted shares outstanding	21,296	21,338	21,274	18,317

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,961	$4,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,211	8,557
Amortization	3,396	2,270
Provision for bad debts	(96)	(67)
Deferred tax expense	7,615	2,500
Gain on sale of assets	(1,072)	—
Equity income from investment	(68)	—
Loss on early extinguishment of debt	1,698	—
Amortization of financing costs	366	791
Changes in operating assets and liabilities:
Accounts receivable	(2,360)	343
Prepaid insurance and other current assets	(4,455)	(290)
Deferred drydocking charges	(3,687)	(4,523)
Accounts payable	4,117	875
Accrued liabilities and other liabilities	1,933	(1,812)
Accrued interest	(1,109)	(5)

Net cash provided by operating activities	28,450	12,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of new vessels	(30,955)	(20,967)
Acquisitions of vessels	(29,965)	(10,000)
Conversion and retrofit of vessels	(6,644)	—
Proceeds from the sale of vessels	2,041	—
Capital expenditures	(3,870)	(4,340)

Net cash used in investing activities	(69,393)	(35,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(15,546)	—
Redemption premium on retirement of debt	(1,436)	—
Net proceeds from (payments on) borrowings under revolving credit facility	16,000	(40,000)
Deferred financing costs	(363)	(96)
Gross proceeds from initial public offering	—	79,643
Payments for initial public offering costs	—	(7,441)
Net cash proceeds from other shares issued	421	1,119

Net cash provided by (used in) financing activities	(924)	33,225

Effects of exchange rate changes on cash	9	10

Net increase (decrease) in cash and cash equivalents	(41,858)	10,835
Cash and cash equivalents at beginning of period	54,301	12,899

Cash and cash equivalents at end of period	$12,443	$23,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$8,202	$10,308

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2004. The results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain amounts reported in prior periods have been reclassified to conform to the 2005 presentation.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$7,723	$1,930	$12,961	$4,268

Weighted average number of shares of common stock outstanding	20,850	20,752	20,839	17,838
Add: Net effect of dilutive stock options (1)	446	586	435	479

Adjusted weighted average number of shares of common stock outstanding	21,296	21,338	21,274	18,317

Earnings per common share:
Basic	$0.37	$0.09	$0.62	$0.24

Diluted	$0.36	$0.09	$0.61	$0.23

(1)	Stock options representing rights to acquire 4 shares of common stock for the three and six months ended June 30, 2005 and 377 shares of common stock for the three and six months ended June 30, 2004, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the Company’s unaudited consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such excess tax deductions was $0.2 and $0.3 million for the three months and six months ended June 30, 2005, respectively. On April 14, 2005, the Securities and Exchange Commission, or SEC, announced amended compliance dates for SFAS 123R. The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, that begins after June 15, 2005. We will not be required to comply with SFAS 123R until the quarter ended March 31, 2006 and we do not currently intend to adopt this standard prior to such time. See Note 5 of these unaudited consolidated financial statements for further discussion of the Company’s Incentive Compensation Plan.

4.	Long-Term Debt

Senior Notes

On July 24, 2001, the Company issued $175 million in aggregate principal amount of 10.625% senior notes, or old senior notes. The Company realized net proceeds of approximately $165 million, a substantial portion of which was used to repay and fully extinguish all of the Company’s then-existing credit facilities. The old senior notes were due to mature on August 1, 2008 and required semi-annual interest payments at an annual rate of 10.625% on February 1 and August 1 of each year until maturity. The effective interest rate on the old senior notes was 11.18%. No principal payments were due until maturity. On November 3, 2004, the Company commenced a cash tender offer for all of the old senior notes. Old senior notes totaling approximately $159.5 million, or 91% of the notes

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding, were validly tendered during the designated tender period and repurchased during 2004. The remaining $15.5 million of old senior notes were redeemed on January 14, 2005. A loss on early extinguishment of debt for the old senior notes of approximately $22.4 million and $1.7 million was recorded during the fourth quarter 2004 and the first quarter of 2005, respectively. These losses include the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium.

On November 23, 2004, the Company issued $225 million in aggregate principal amount of 6.125% senior notes, which were subsequently exchanged on March 7, 2005 for senior notes with substantially similar terms, except that the senior notes issued in the exchange offer were registered under the Securities Exchange Act of 1933. We refer to these outstanding notes as the “new senior notes.” The net proceeds to the Company from the offering were approximately $219 million, net of transaction costs. The Company used $198 million of the proceeds to repurchase or redeem all of the old senior notes. The $198 million comprised the total consideration paid for the old senior notes, including related tender offer costs, consent fees, and bond redemption premium required to be paid to holders of the old senior notes. The residual proceeds were used for the acquisition, construction and retrofit of vessels. The new senior notes mature on December 1, 2014 and require semi-annual interest payments at an annual rate of 6.125% on June 1 and December 1 of each year until maturity. The effective interest rate on the new senior notes is 6.38%. No principal payments are due until maturity. The new senior notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The new senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in the SEC regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the new senior notes, has no independent assets or operations. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the new senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

Revolving Credit Facility

Effective February 13, 2004, the Company amended and restated its senior secured revolving credit facility to increase its size to $100 million and extend its maturity to February 13, 2009. The borrowing base under the facility is $60 million. Pursuant to the indenture governing the 6.125% senior notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility is limited to the greater of $75 million or 20% of the Company’s consolidated net tangible assets determined as of the end of the Company’s most recently completed fiscal quarter for which internal

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements are available. Borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. Unused commitment fees are payable quarterly at the annual rate of one-quarter to one-half of one percent on the revolving credit facility, based on the leverage ratio defined by the agreement. As of June 30, 2005, the Company had a balance outstanding of $16.0 million under the revolving credit facility and had $44.0 million of additional credit immediately available under such facility.

The revolving credit facility and new senior notes indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Interest expense excludes capitalized interest related to the construction of vessels in the amount of $1.1 million in the second quarter of 2005, $0.5 million in the second quarter of 2004, $2.1 million in the first six months of 2005 and $0.9 million in the first six months of 2004.

5.	Stock-Based Compensation

Incentive Compensation Plan

The Company has an Incentive Compensation Plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options to employees and directors. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. The Company accounts for the issuance of stock pursuant to the plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On September 16, 2004, the Company filed a Registration Statement on Form S-8 to register the shares of common stock issuable under the Incentive Compensation Plan.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation cost for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under SFAS 123, the Company’s income available to common stockholders for the three and six months ended June 30, 2005 and 2004, respectively, would have been as indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income available to common stockholders:
As reported	$7,723	$1,930	$12,961	$4,268
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(330)	(132)	(540)	(424)

Pro forma	$7,393	$1,798	$12,421	$3,844

Basic earnings per common share:
As reported	$0.37	$0.09	$0.62	$0.24
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.02)	0.00	(0.03)	(0.02)

Pro forma	$0.35	$0.09	$0.59	$0.22

Diluted earnings per common share:
As reported	$0.36	$0.09	$0.61	$0.23
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.02)	(0.01)	(0.03)	(0.02)

Pro forma	$0.34	$0.08	$0.58	$0.21

The fair value of the options granted under the Company’s incentive compensation plan during each of the three and six months ended June 30, 2005 and 2004 was estimated using the Black-Scholes pricing model using the minimum value method. Volatility was not considered in estimating the fair value of options granted prior to March 26, 2004, as the Company’s stock was not publicly traded until that date. For stock options granted during 2005, the Company’s actual stock volatility was used to calculate the fair value of options. The other assumptions used were: ten-year risk free interest rates ranging between 3.94% and 4.29% for the three and six months ended June 30, 2005 and June 30, 2004, respectively, with an expected life of seven to ten years with no expected dividends for each period.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. The ESPP is a stock purchase program that will provide eligible employees of the Company and its designated subsidiaries

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions. These deductions will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 to register the shares of common stock issuable under the ESPP. The first purchase period for the ESPP began July 1, 2005 and ends December 31, 2005.

6.	Commitments and Contingencies

Vessel Construction

At June 30, 2005, the Company was committed under vessel construction contracts with two shipyards for a total of four double-hulled tank barges – one 135,000-barrel tank barge and three 110,000-barrel tank barges. As of June 30, 2005, the remaining amount expected to be incurred to complete construction with respect to the four tank barges was approximately $19.0 million, of which the Company expects to incur $13.1 million in the third quarter of 2005 and $5.9 million in the fourth quarter of 2005. The Company is obligated under the terms of these contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction. One of the 110,000-barrel barges referred to above was delivered on July 10, 2005.

On May 5, 2005, the Company announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370-foot multi-purpose supply vessels, or MPSVs. The total project cost to acquire and convert the two vessels is expected to range between $55 million and $65 million in the aggregate. The Company is currently finalizing the engineering phase and has not yet contractually committed to a shipyard for the costs associated with this conversion program. The Company plans to fund the project from current cash on-hand, projected cash flow from operations and available borrowing capacity. The Company anticipates delivery of the converted vessels at the beginning of 2007.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial condition or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. Commencing in March 2005, the terms of entry for the Company’s offshore supply vessel, or OSV, segment contained an annual aggregate deductible (AAD)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The terms of entry for the Company’s tug and tank barge segment does not contain an AAD. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

7.	Segment Information

The Company provides marine transportation services primarily to the energy industry through two business segments. The Company operates new generation OSVs in the U.S. Gulf of Mexico and select international markets through its OSV segment. The OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment primarily operates ocean-going tugs and tank barges in the northeastern United States and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information for the three and six months ended June 30, 2005 and 2004, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Offshore supply vessels
Domestic	$19,587	$13,982	$37,955	$26,269
Foreign	6,983	3,372	12,459	6,650

	26,570	17,354	50,414	32,919

Tugs and tank barges
Domestic	12,630	11,364	24,841	25,631
Foreign (1)	1,883	1,570	3,731	3,085

	14,513	12,934	28,572	28,716

Total	$41,083	$30,288	$78,986	$61,635

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating expenses:
Offshore supply vessels	$8,340	$6,759	$16,616	$13,562
Tugs and tank barges	7,539	6,937	14,852	14,485

Total	$15,879	$13,696	$31,468	$28,047

Depreciation:
Offshore supply vessels	$3,161	$2,936	$6,210	$5,686
Tugs and tank barges	1,636	1,463	3,001	2,870

Total	$4,797	$4,399	$9,211	$8,556

Amortization:
Offshore supply vessels	$507	$337	$967	$506
Tugs and tank barges	1,303	884	2,429	1,765

Total	$1,810	$1,221	$3,396	$2,271

General and administrative expenses:
Offshore supply vessels	$2,116	$1,217	$3,928	$2,266
Tugs and tank barges	2,636	2,115	4,643	4,026

Total	$4,752	$3,332	$8,571	$6,292

Operating income:
Offshore supply vessels	$12,446	$6,106	$22,693	$10,899
Tugs and tank barges	1,399	1,534	3,647	5,570

Total	$13,845	$7,640	$26,340	$16,469

Capital expenditures:
Offshore supply vessels	$8,968	$5,000	$34,786	$7,959
Tugs and tank barges	15,238	20,294	35,086	26,061
Corporate	782	981	1,562	1,287

Total	$24,988	$26,275	$71,434	$35,307

Deferred Drydocking Charges:
Offshore supply vessels	$700	$1,658	$1,545	$2,793
Tugs and tank barges	1,003	1,136	2,142	1,730

Total	$1,703	$2,794	$3,687	$4,523

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2005	As of December 31, 2004
Identifiable assets:
Offshore supply vessels	$331,185	$328,857
Tugs and tank barges	142,931	119,980
Corporate	12,953	11,734

Total	$487,069	$460,571

Long-lived assets:
Offshore supply vessels
Domestic	$200,515	$202,382
Foreign (2)	89,316	54,978

	289,831	257,360

Tugs and tank barges
Domestic	$119,501	$95,301
Foreign (1)(2)	9,185	5,875

	128,686	101,176

Corporate	3,846	2,683

Total	$422,363	$361,219

(1)	Included are amounts applicable to our Puerto Rico tug and tank barge operations. Puerto Rico is considered a possession of the United States and the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in international areas. As these assets may move to and from international and domestic operating areas on a regular basis, the long-lived assets reflected above represent the assets that are foreign-flagged or were present in international areas as of June 30, 2005 and December 31, 2004, respectively. Included in amounts as of June 30, 2005 are costs related to the acquisition and retrofit of the HOS Saylor and HOS Navegante, two foreign-flagged anchor-handling towing supply, or AHTS, vessels that were purchased on January 19 and March 22, 2005, respectively.

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

General

We own a fleet of 25 technologically advanced, new generation OSVs, which includes two foreign-flagged anchor-handling towing supply, or AHTS, vessels, that primarily operate as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel. Currently, 17 of our OSVs are operating in the U.S. Gulf of Mexico and eight of our OSVs and our fast supply vessel are working in international waters. We also own 13 ocean-going tugs and 15 active ocean-going tank barges, three of which are double-hulled. Currently, 13 of our tank barges are operating in the northeastern United States, primarily New York Harbor, and two are operating in Puerto Rico. By the end of calendar 2005, we expect to have 18 ocean-going tank barges in service, six of which will be double-hulled. This projected fleet count reflects the double-hulled tank barges currently under construction and is net of the retirement at the end of 2004 of three single-hulled tank barges, two of which are currently inactive and unavailable to transport petroleum products in navigable waters of the United States. The third inactive barge, the Energy 9801, was sold in April 2005. Upon completion of our current newbuild program, 46% of our tank barge fleet barrel capacity is expected to be double-hulled, up from 29% today.

We have developed, through a series of newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs uniquely designed to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the Continental Shelf. We have continued our efforts to expand the services that we offer our customers with the recent acquisition of two AHTS vessels, which will primarily serve as 240 class supply vessels and for towing jack-up rigs. In addition, we recently announced the planned conversion of two molten-sulfur carriers for use as 370 class multi-purpose supply vessels, or MPSVs.

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

Soft market conditions for OSVs in the U.S. Gulf of Mexico persisted from the second half of 2002 through the first half of 2004. Since the second half of 2004, OSV market conditions in the U.S. Gulf of Mexico have improved substantially. Our average dayrates have risen approximately $2,800 since April 2004 to an average of approximately $12,400 per day for the second quarter 2005, while our fleetwide OSV utilization has risen from roughly 70% to 97% over the same period. This combination of increased dayrates and utilization has resulted in an increase in our effective, or utilization-adjusted, OSV dayrate of over 66% since April 2004.

Market conditions in the U.S. Gulf of Mexico continue to show positive trends such as the increased level of approved applications to drill deepwater wells and certain operators’ construction commitments for new deepwater floating rigs, deep shelf jack-up rigs, floating production units, subsea tie-backs and other deepwater production infrastructure. Another indication of the encouraging visible demand is rising dayrates and utilization for all classes of offshore rigs, which in the past has been a barometer for OSV dayrates. According to ODS-Petrodata, offshore rig fleet utilization is up to 83% from the year-ago level of 72%. The supply fundamentals for new generation OSVs could further impact market conditions favorably. The average age of conventional 180 class OSVs is approximately 25 years; therefore, we expect that there will be a continued and accelerated attrition rate for such vessels working in the U.S. Gulf of Mexico and abroad. Although OSVs have been recently constructed to replace the worldwide conventional 180 class tonnage being removed from service, several U.S.-flagged new generation OSVs have left the U.S. Gulf of Mexico for foreign markets, which is a trend that we expect to continue.

The primary demand drivers for our tug and tank barge services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. As the most recent major Oil Pollution Act of 1990, or OPA 90, milestone approached on January 1, 2005 and since that date, we believe customer demand for double-hulled equipment has led to further increases in dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these types of favorable market opportunities as they develop. In November 2003, we commenced a double-hulled tank barge newbuild program to replace some of our existing single-hulled tank barges that we anticipated retiring from service in accordance with OPA 90. Since then, we have contracted with shipyards for the construction of five double-hulled tank barges. This newbuild program is replacing about 270,000 barrels of single-hulled capacity that we retired from service at the end of 2004 pursuant to OPA 90 with approximately 600,000 barrels of new double-hulled capacity. The first two barges, the Energy 13501 and Energy 11103, were delivered on March 11, 2005 and July 10, 2005, respectively. The remaining three newbuild tank barges are expected to be delivered during the fourth quarter of 2005.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K during the six months ended June 30, 2005.

Results of Operations

The tables below set forth, by segment, the average dayrates and utilization rates for our vessels and the average number of operating vessels owned during the periods indicated. These OSVs and tugs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations of the HOS Hotshot, a 165-ft. new generation fast supply vessel that we acquired in May 2004, but it does include the results of operations of the HOS Saylor and the HOS Navegante, 240 class new generation AHTS vessels that we acquired in January 2005 and March 2005 and were placed in service on January 19, 2005 and June 15, 2005, respectively. The HOS Saylor and HOS Navegante were built in 1999 and 2000, respectively, and each of these 240 class vessels have 3,400 long tons of deadweight and over 4,000 barrels of liquid mud capacity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Offshore Supply Vessels:
Average number of vessels	24.3	23.0	24.2	22.7
Average vessel capacity (deadweight)	2,520	2,351	2,417	2,351
Average utilization rate (1)	96.6%	83.8%	95.5%	81.1%
Average dayrate (2)	$12,364	$9,642	$11,980	$9,636
Effective dayrate (4)	$11,944	$8,080	$11,441	$7,815
Tugs and Tank Barges:
Average number of tank barges	14.0	16.0	13.7	16.0
Average fleet capacity (barrels)	1,013,002	1,156,330	968,002	1,156,330
Average barge capacity (barrels)	72,357	72,271	69,143	72,271
Average utilization rate (1)	85.4%	79.9%	85.5%	85.5%
Average dayrate (3)	$12,673	$10,842	$12,924	$11,181
Effective dayrate (4)	$10,823	$8,663	$11,050	$9,560

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Average dayrate represents average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third party equipment.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

We view EBITDA primarily as a liquidity measure and, as such, we believe that the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

EBITDA is widely used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt, pay deferred taxes and fund drydocking charges and other maintenance capital expenditures. We also believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year.

EBITDA is also one of the financial metrics used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash bonuses paid to our executive officers and other shore-based employees; (iii) to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) to assess our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA, as we define that term, for the three and six months ended June 30, 2005 and 2004, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of EBITDA:
Net income	$7,723	$1,930	$12,961	$4,268
Interest expense, net	2,734	4,588	5,195	9,695
Income tax expense	4,485	1,126	7,615	2,500
Depreciation	4,797	4,399	9,211	8,556
Amortization	1,810	1,221	3,396	2,271
Loss on early extinguishment of debt.	—	—	1,698	—

EBITDA	$21,549	$13,264	$40,076	$27,290

The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2005 and 2004, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EBITDA Reconciliation to GAAP:
EBITDA	$21,549	$13,264	$40,076	$27,290
Cash paid for deferred drydocking charges	(1,703)	(2,795)	(3,687)	(4,523)
Cash paid for interest	(7,426)	(50)	(8,202)	(10,308)
Changes in working capital	864	(3,806)	1,499	515
Changes in other, net	(1,175)	93	(1,236)	(67)

Cash flows provided by operating activities	$12,109	$6,706	$28,450	$12,907

Set forth below are the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating activities.

•	EBITDA does not reflect the future capital expenditure requirements that may be necessary to replace our existing vessels as a result of normal wear and tear,

•	EBITDA does not reflect the interest, future principal payments and other financing-related charges necessary to service the debt that we have incurred in acquiring and constructing our vessels,

•	EBITDA does not reflect the deferred income taxes that we will eventually have to pay once we are no longer in an overall tax net operating loss carryforward position, and

•	EBITDA does not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA as a non-GAAP financial measure by only using EBITDA to supplement our GAAP results.

The following table provides detailed components of our statement of operations for the three and six months ended June 30, 2005 and 2004, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Offshore supply vessels (1)
Domestic	$19,587	$13,982	$37,955	$26,269
Foreign	6,983	3,372	12,459	6,650

	26,570	17,354	50,414	32,919

Tugs and tank barges
Domestic	12,630	11,364	24,841	25,631
Foreign (2)	1,883	1,570	3,731	3,085

	14,513	12,934	28,572	28,716

Total	$41,083	$30,288	$78,986	$61,635

Operating expenses:
Offshore supply vessels	$8,340	$6,759	$16,616	$13,562
Tugs and tank barges	7,539	6,937	14,852	14,485

	$15,879	$13,696	$31,468	$28,047

Depreciation and amortization:
Offshore supply vessels	$3,668	$3,273	$7,177	$6,192
Tugs and tank barges	2,939	2,347	5,430	4,635

	$6,607	$5,620	$12,607	$10,827

General and administrative expenses	$4,752	$3,332	$8,571	$6,292

Interest expense	$2,854	$4,656	$5,438	$9,801

Interest income	$120	$68	$243	$106

Income tax expense	$4,485	$1,126	$7,615	$2,500

(1)	Included in OSV revenues are amounts applicable to our fast supply vessel, the HOS Hotshot, that we acquired in May 2004 along with the HOS Saylor and HOS Navegante, our AHTS vessels that we acquired in January and March 2005, respectively.
(2)	Included are amounts applicable to our Puerto Rico tug and tank barge operations. Puerto Rico is considered a possession of the United States and the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Revenues were $41.1 million for the three months ended June 30, 2005, compared to $30.3 million for the same period in 2004, an increase of $10.8 million or 35.6%. This increase in revenues is primarily the result of the expansion of our OSV fleet and stronger market conditions in the Gulf of Mexico for OSV services as well as in the northeastern United States for barge transportation services. The average number of vessels in our combined OSV and tank barge fleets remained relatively flat due to offsetting increases and decreases in the vessels in our two segments. Our OSV fleet size increased by three vessels due to the addition of the HOS Hotshot, HOS Saylor and HOS Navegante, which were placed in service in May 2004, January 2005, and June 2005, respectively. The average tank barge fleet decreased by two vessels as a net result of having three single-hulled barges retired from service at the end of 2004 due to OPA 90 and the Energy 13501 being placed in service on March 11, 2005. The vessels added to our fleet since June of 2004 represent $2.6 million of the increase in our revenues, while vessels that were in service during each of the quarters ended June 30, 2005 and 2004 accounted for the remaining $8.2 million of the net increase in revenues.

Revenues from our OSV segment were $26.6 million for the three months ended June 30, 2005, compared to $17.4 million for the same period in 2004, an increase of $9.2 million or 52.9%. The net increase in segment revenues is due primarily to a significant improvement in dayrates and utilization and the addition of two AHTS vessels and one fast supply vessel since March 2004. Our OSV average dayrate increased to $12,364 in the second quarter of 2005 compared to $9,642 in the same period of 2004, an increase of $2,722 or 28.2%. Our OSV utilization rate was 96.6% for the three months ended June 30, 2005, which was higher than the 83.8% we achieved for the same period of 2004. To a lesser extent, OSV utilization was also impacted by a decrease in drydocking activity. We experienced 26 drydock days out-of-service during the 2005 second quarter compared to 41 days in the 2004 second quarter. Domestic revenues for our OSV segment were $19.6 million for the three months ended June 30, 2005, an increase of $5.6 million or 40.0%, compared to $14.0 million for the same period in 2004 due mainly to the continued recovery of the OSV market in the U.S. Gulf of Mexico. Foreign revenues for our OSV segment increased to $7.0 million for the three months ended June 30, 2005, compared to $3.4 million for the same period in 2004, an increase of $3.6 million or 105.9%, due primarily to having an average of 3.7 additional vessels working internationally during the second quarter of 2005. Based on current market trends, we anticipate that our fleetwide OSV effective dayrates will remain at or above second quarter 2005 levels for the remainder of 2005 and at least through calendar 2006.

Revenues from our tug and tank barge segment totaled $14.5 million for the three months ended June 30, 2005 compared to $12.9 million for the same period in 2004, an increase of $1.6 million or 12.4%. The net increase in segment revenues is due to increased utilization and dayrates along with the addition of one 135,000-barrel tank barge in March 2005. Our tank barge utilization rate increased to 85.4% for the three months ended June 30, 2005, compared to 79.9% for the same period in 2004, which was primarily the result of a change in contract mix from contracts of affreightment to time charters and less drydocking and repair activities during the 2005 second quarter compared to the prior year quarter. Our average dayrate of $12,673 for the three months ended June 30, 2005 increased $1,831 or 16.9% from $10,842 for the same period of 2004. The increase in average dayrates was primarily due to further tightening of the tank barge market in the northeastern United States, and the early March 2005 delivery of the Energy 13501, our first double-hulled newbuild tank barge. The Energy 13501 is able to command higher dayrates due to its double hull and higher barrel-carrying capacity compared to our fleetwide average barrel-carrying capacity.

Operating Expense. Our operating expense increased to $15.9 million for the three months ended June 30, 2005 compared to $13.7 million for the same period in 2004, an increase of $2.2 million or 16.1%. The increase in operating expenses was primarily the result of the addition of two AHTS vessels, one fast supply vessel, two tugs and one 135,000-barrel tank barge to our fleet during 2005. The increase in operating expense was also impacted by increasing costs related to recently instituted Homeland Security measures, repair and maintenance, insurance, and carrying costs associated with two single-hulled barges that were removed from service due to OPA 90.

Operating expense for our OSV segment increased to $8.3 million for the three months ended June 30, 2005, compared to $6.8 million for the same period of 2004, an increase of $1.5 million or 22.1%. This increase in OSV operating expenses primarily reflects the addition of two AHTS vessels and one fast supply vessel to this segment. Average daily operating costs per vessel for the 2005 second quarter increased over the same period in 2004, commensurate with the increased utilization and change in fleet complement following the addition of two AHTS vessels.

Operating expense for our tug and tank barge segment was $7.5 million for the three months ended June 30, 2005, compared to $6.9 million for the same period of 2004, an increase of $0.6 million or 8.7%. Operating expenses for the 2005 second quarter were slightly higher than the prior year quarter primarily as a result of higher fuel prices and the addition of two higher horsepower ocean-going tugs and one double-hulled tank barge to the segment.

Depreciation and Amortization. Our depreciation and amortization expense of $6.6 million for the three months ended June 30, 2005 increased $1.0 million or 17.9% compared to $5.6 million for the same period in 2004. Depreciation and amortization were higher due to having two AHTS vessels, a 135,000-barrel tank barge and two higher horsepower ocean-going tugs in service in the second quarter 2005, which was partially offset by the retirement of three tank barges at the end of 2004 due to OPA 90. Depreciation expense is expected to increase further with full-period contribution of additional newly constructed or recently acquired vessels placed in service throughout 2005. In addition, we expect our amortization costs to trend higher as newly constructed and recently acquired vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expenses. Our general and administrative expenses of $4.8 million for the three months ended June 30, 2005, were $1.5 million or 45.5% higher than the $3.3 million reported for same period in 2004. This increase primarily resulted from increased overhead related to the recent and anticipated growth of our fleet and the increased costs of operating as a public company. General and administrative expenses are expected to trend higher in 2005 to accommodate our continued growth via vessel acquisitions, the current construction and/or conversion of five vessels, and our increased reporting obligations under federal securities and corporate governance laws and stock exchange requirements.

Interest Expense. Interest expense was $2.9 million for the three months ended June 30, 2005, compared to $4.7 million for the same period of 2004, a decrease of $1.8 million or 38.3%. The decrease in interest expense primarily relates to the lower coupon on our 6.125% senior notes compared to our 10.625% senior notes that were outstanding in 2004. The impact of the lower rate of interest on our 6.125% senior notes was partially offset by the additional $50.0 million of senior notes outstanding and the $14.9 million increase in the average outstanding amount under the revolving credit facility during the second quarter of 2005, compared to the same period in 2004. We had no outstanding amounts under our revolving credit facility for the same period in 2004. Capitalization of interest costs relating to new construction of vessels was approximately $1.1 million for the three months ended June 30, 2005 compared to $0.5 million for the same period in 2004.

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2005 was 36.7%, roughly equal to 36.8% for the same period in 2004. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. Revenues were $79.0 million for the six months ended June 30, 2004, compared to $61.6 million for the same period in 2004, an increase of $17.4 million or 28.2%. Although our average operating fleet remained relatively flat since the second quarter of 2004, revenues primarily increased as a result of the strengthening market conditions in our OSV business segment. Our average operating fleet was 53 vessels at the end of the second quarter of 2005 compared to 51 vessels at the end of the second quarter of 2004.

Revenues from our OSV segment increased to $50.4 million for the six months ended June 30, 2005, compared to $32.9 million for the same period of 2004, an increase of $17.5 million or 53.2% Our revenue growth is primarily attributable to the increases in OSV utilization and dayrates compared to the prior year period and the addition of two AHTS vessels during 2005. Our utilization rate was 95.5% for the first six months of 2005 compared to 81.1% for the same period of 2004. Our OSV average dayrate was $11,980 for the first six months of 2005 compared to $9,636 for the same period of 2004, an increase of $2,344 or 24.3%. The increase in dayrates and utilization is primarily related to the significant improvement in the U.S. Gulf of Mexico market. Domestic revenues for our OSV segment were $38.0 million for the six months ended June 30, 2005, an increase of $11.7 million or 44.5%, compared to $26.3 million for the same period of 2004 due to the recovery of the OSV market in the U.S. Gulf of Mexico. Foreign revenues for our OSV segment increased to $12.5 million for the six months ended June 30, 2005, compared to $6.7 million for the same period of 2004, an increase of $5.8 million or 86.6% due to having an average of 3.7 more vessels operating internationally during the first six months of 2005.

Revenues from our tug and tank barge segment were $28.6 million for the six months ended June 30, 2005, which was roughly equal to the $28.7 million in revenues for the same period of 2004, even though our barrel capacity was approximately 188,000 barrels lower during the 2005 period compared to the 2004 period. Our utilization rate of 85.5% remained flat for the first six months of 2005 compared to the same period in 2004. Our average dayrate of $12,924 for the first six months of 2005 increased $1,743 or 15.6% from the average dayrate of $11,181 for the same period of 2004. The increase in dayrates is primarily attributed to higher demand for our equipment in the northeastern United States and the ability of the Energy 13501 to command higher rates as a newbuild double-hulled tank barge with higher barrel-carrying capacity compared to our fleetwide average barrel-carrying capacity.

Operating Expense. Our operating expense increased to $31.5 million for the six months ended June 30, 2005, compared to $28.0 million for the same period of 2004, an increase of $3.5 million or 12.5%. The increase in operating expense during 2005 is primarily due to the net effect of recent vessel acquisitions, newbuild deliveries and vessel retirements at the end of 2004 due to OPA 90.

Operating expense for our OSV segment increased $3.0 million or 22.1% for the six months ended June 30, 2005 to $16.6 million compared to $13.6 million for the same period in 2004. This increase was related to significantly higher utilization and the addition of two AHTS vessels and one fast supply vessel to our fleet.

Operating expense for our tug and tank barge segment was $14.9 million for the six months ended June 30, 2005, compared to $14.5 million for the same period of 2004, an increase of $0.4 million or 2.8%. Operating expenses remained relatively consistent between the two periods as a result of the net effect of removing three single-hulled tank barges from service as required by OPA 90 and the addition of two higher horsepower ocean-going tugs and one double-hulled newbuild tank barge.

Depreciation and Amortization. Our depreciation and amortization expense of $12.6 million for the six months ended June 30, 2005 increased $1.8 million or 16.7% compared to $10.8 million for the same period of 2004. This increase is primarily related to the net impact of having two AHTS vessels, one 135,000-barrel barge, and two 6,000 horsepower tugs added to our fleet since the end of the second quarter of 2004.

General and Administrative Expense. Our general and administrative expense was $8.6 million for the six months ended June 30, 2005, compared to $6.3 million for the same period of 2004, an increase of $2.3 million or 36.5%. We expected this increase due to our continued growth via vessel acquisitions, our newbuild and conversion programs and our increased reporting obligations under federal securities and corporate governance laws and stock exchange requirements.

Interest Expense. Interest expense was $5.4 million for the six months ended June 30, 2005, compared to $9.8 million for the same period of 2004, a decrease of $4.4 million or 44.9%. The decrease in interest expense is attributed to the refinancing of our old 10.625% senior notes with our new 6.125% senior notes at the end of 2004. Capitalization of interest costs relating to new construction of vessels was approximately $2.1 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively.

Interest Income. Interest income was $0.2 million in the six months ended June 30, 2005, an increase of $0.1 million or 50%, compared to $0.1 million for the same period of 2004. The increase in interest income is due to a higher average cash balance of $33.4 million for the first six months of 2005 compared to $18.3 million for the same period of 2004.

Income Tax Expense. Our effective tax rate was 37.0% and 36.9% for the six months ended June 30, 2005 and 2004, respectively. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flow from operations, proceeds from issuances of our common equity and debt securities, and borrowings under our credit facilities. We require capital to fund ongoing operations, the construction of new vessels, acquisitions of additional vessels, the retrofit and conversion of existing vessels, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to significantly change during the remainder of 2005.

On June 30, 2005, we had a cash balance of $12.4 million. We also have a $100 million senior secured revolving credit facility due February 2009, with a current borrowing base of

$60 million. As of June 30, 2005, we had $16.0 million outstanding and $44.0 million of credit immediately available under such facility. We have made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, acquisition of additional vessels or the retrofit or conversion of existing vessels, including OSVs, MPSVs, AHTS vessels, fast supply vessels, ocean-going tugs, tank barges and tankers, as needed to take advantage of the demand for such vessels.

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

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $28.5 million for the six months ended June 30, 2005, compared to $12.9 million for the same period of 2004. The increase in operating cash flows during these periods was primarily related to substantially improved market conditions, the growth of our fleet and the net effect of the bond refinancing that we commenced in November 2004, which resulted in a lower interest rate and a change in the timing of our interest payments. Our cash flow from operations for the six months ended June 30, 2005 reflects a full period of revenue contribution from one OSV and one fast supply vessel added to our fleet during 2004 and partial period contributions from two AHTS vessels and one new double-hulled tank barge placed in service during 2005.

As of December 31, 2004, we had federal tax net operating loss carryforwards of approximately $95.0 million available through 2018 to offset future taxable income. These tax net operating losses were generated primarily through accelerated tax depreciation applied to our vessels. Our use of these federal tax net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current and planned fleet, however, we expect to continue generating federal tax net operating losses over the near term.

Investing Activities. Net cash used in investing activities was $69.4 million for the six months ended June 30, 2005, compared to $35.3 million for the same period of 2004. Cash utilized in investing activities for both periods was primarily for construction costs incurred for our current tank barge newbuild program and the acquisitions of vessels. During the 2005 period, we acquired two foreign-flagged AHTS vessels and one coastwise tanker, the latter of which will be retrofitted under the MPSV conversion program described below. The HOS Saylor and HOS Navegante were purchased in January and March 2005, respectively. The aggregate purchase price and estimated retrofit costs for these two AHTS vessels is expected to be in the range of $28 million and $30 million, of which $27.5 million was incurred during the first six months of 2005. We also took delivery of our first double-hulled newbuild tank barge, the Energy 13501, in March 2005. The cash utilized for investing activities during the 2005 period was partially offset by approximately $2.0 million of cash inflows from the sale of the Energy 9801, a retired single-hulled tank barge, and the Yabucoa Service, a 3,000 horsepower tug. The 2004 second quarter reflects the acquisition of two tugs that were retrofitted and renamed the Freedom Service and Liberty Service and one fast supply vessel, the HOS Hotshot. For the remainder of 2005, investing activities are anticipated to include costs to complete construction of the Energy 11103, which was delivered July 10, 2005, our three remaining double-hulled tank barges, the recently announced acquisition and retrofit of two additional higher horsepower tugs, the acquisition, retrofit or conversion of additional vessels, and other capital expenditures, including discretionary vessel modifications and corporate projects.

Upon completion of the current tank barge newbuild program, the five new double-hulled tank barges will replace the three single-hulled vessels that were retired from service pursuant to OPA 90 and increase the barrel-carrying capacity of our fleet by approximately 600,000 barrels for a net increase of 28% over our fleet size as of December 31, 2004. See “Contractual Obligations” for a brief overview of anticipated vessel construction commitments in 2005.

In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370 class MPSVs. The total project cost to acquire and convert the two vessels is expected to range between $55 million and $65 million in the aggregate. While we are not yet contractually committed to a shipyard for the conversion costs associated with this conversion program, approximately 40% of such costs are expected to be incurred in 2005, with the remaining 60% expected to be incurred during 2006. We currently plan to fund the project from current cash on-hand, projected cash flow from operations and available borrowing capacity. We anticipate delivery of the converted vessels at the beginning of 2007. The Energy Service 9001, which we acquired in 2001, and the Benno Schmidt, which is the sister vessel to the Energy Service 9001 acquired on May 12, 2005, are the two coastwise tankers that will undergo retrofitting under the MPSV conversion program.

In August 2005, we announced the planned purchase and retrofit of two additional 6,000 horsepower tugs for an aggregate cost of approximately $16.0 million. These tugs are expected to be placed in service during the fourth quarter of 2005 to service the three newbuild tank barges expected to be delivered at that time.

Financing Activities. Net cash used by financing activities was $0.9 million for the six months ended June 30, 2005, which is primarily the result of the redemption of the $15.5 million non-tendered 10.625% senior notes in January 2005 and the borrowing of $16.0 million under the revolving credit facility during 2005. For the six months ended June 30, 2004, net cash provided by financing activities was $33.2 million, which primarily resulted from our initial public offering of common stock that was completed on March 31, 2004, net of the repayment of our then outstanding borrowings under our revolving credit facility. For the remainder of 2005, we expect to generate cash from borrowings under our revolving credit facility and may access the public equity and debt markets as needed to fund vessel acquisitions or newbuilds should any occur.

Contractual Obligations

We have a $100 million revolving credit facility with a borrowing base of $60 million. As of June 30, 2005, the weighted average interest rate was 5.63% under such facility. As of

June 30, 2005, we had an outstanding balance of $16.0 million and $44.0 million of borrowing capacity immediately available under the facility.

As of June 30, 2005, we had outstanding debt of $225.0 million under our 6.125% senior unsecured notes, or senior notes. The effective interest rate on the senior notes is 6.38%. Semi-annual cash interest payments of $6.9 million are payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity on December 1, 2014, but pursuant to the indenture under which the senior notes are issued, we would be required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. For additional information with respect to our revolving credit facility and our senior notes, please refer to note 4 of our unaudited consolidated financial statements included herein.

As of June 30, 2005, we were committed under vessel construction contracts with two shipyards for a total of four double-hulled tank barges—one 135,000-barrel barge and three 110,000-barrel barges. Under our current newbuild program, the Energy 13501, the first of two 135,000-barrel double-hulled tank barges, was placed in service on March 11, 2005 and the Energy 11103, the first of three 110,000-barrel barges to be built, was placed in service on July 10, 2005. For the three and six months ended June 30, 2005, we incurred $13.5 million and $34.5 million, respectively, for our tank barge newbuild program and the acquisition and retrofit of two ocean-going tugs. The construction of five barges under our newbuild program, along with the purchase and retrofit of two higher horsepower, ocean-going tugs are expected to cost approximately $105 million in the aggregate, of which approximately $86.0 million had been incurred and paid from October 2003 through June 2005. We expect to incur the remaining balance of $19.0 million as follows: $13.1 million in the third quarter of 2005 and $5.9 million in the fourth quarter of 2005. The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones. However, the amounts are not expected to change materially in the aggregate.

We expect to drydock a total of eight supply vessels, two tugs, and four tank barges for recertification and/or discretionary vessel enhancements during calendar 2005, at an estimated aggregate cost of approximately $13 to $14 million, which includes approximately $5.0 to $5.5 million for deferred drydocking charges. During the three months ended June 30, 2005, we expended approximately $3.0 million for our vessel capital maintenance program, of which $1.7 million was accounted for as deferred drydocking charges and $1.3 million for other vessel capital improvements. During the six months ended June 30, 2005, we expended approximately $6.0 million for our vessel capital maintenance program, of which $3.7 million was accounted for as deferred drydocking charges and $2.3 million for other vessel capital improvements. During the three months and six moths ended June 30, 2005, we also expended approximately $0.8 million and $1.6 million, respectively, for miscellaneous non-vessel related additions to property, plant and equipment and information technology initiatives.

Forward Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q, including certain information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe in our Annual Report on Form 10K for the year ended December 31, 2004 and other cautionary statements we make in this Quarterly Report on Form 10-Q.

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

Our $100.0 million revolving credit facility has a current borrowing base of $60.0 million. As of June 30, 2005, we have approximately $16.0 million outstanding under our revolving credit facility. Assuming a 200 basis point increase in market interest rates during the three months ended June 30, 2005, our interest expense, net of capitalization, would have increased approximately $0.1 million, net of taxes, resulting in no change to earnings per diluted share.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, our exposure to certain risks typically associated with foreign currency fluctuation is expected to increase. We currently have time charters for certain of our OSVs for service in Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under a fixed time charter with our fast supply vessel for service offshore Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. As of June 30, 2005, there were no material changes in our market or interest rate risk or material gains or losses associated with currency fluctuations since last reported on our Annual Report on Form 10-K for the period ended December 31, 2004.

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

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

Election of Class III Directors

On May 3, 2005, we held our Annual Meeting of Stockholders. At the meeting, Todd M. Hornbeck and Patricia B. Melcher were re-elected to serve on our board of directors as Class III directors until our 2008 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified or until their earlier resignation or removal. As to each of the foregoing directors, the number of shares cast for or against their re-election, as well as the number of abstentions and broker non-votes, were as follows:

Name	For	Against	Abstentions/Broker Non-votes
Todd M. Hornbeck	18,741,978	—	700,954
Patricia B. Melcher	19,071,657	—	371,275

The other directors continuing in office after the meeting were Larry D. Hornbeck, Bruce W. Hunt, Bernie W. Stewart, David A. Trice and Andrew L. Waite. At the Board meeting immediately following the 2005 Annual Meeting of the Stockholders, Todd Hornbeck was elected Chairman of the Board and Mr. Hunt was designated as our Lead Independent Director for 2005.

Approval of Employee Stock Purchase Plan

At the 2005 Annual Meeting of Stockholders, the stockholders approved the Employee Stock Purchase Plan. The Plan is a new stock purchase program that will provide eligible employees of the Company and its designated subsidiaries the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions. These deductions will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the Plan.

For	Against	Abstentions/Broker Non-votes
16,269,385	770,810	10,800

Limitation of Director Liability

At the 2005 Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s Certificate of Incorporation. The current Delaware General Corporation Law allows a corporation to limit the personal liability of directors for monetary damages for breach of fiduciary duties except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, which provides for director liability relating to unlawful payments of dividends and stock purchases or redemptions, and related provisions, or (iv) for any transaction from which the director derived an improper personal benefit. Accordingly, the amendment to our Certificate of Incorporation limits the personal liability of directors to the extent permissible under the Delaware General Corporation Law.

For	Against	Abstentions/Broker Non-votes
18,785,862	644,945	12,125

Ratify Appointment of Auditors

At the 2005 Annual Meeting of Stockholders, our stockholders ratified the board of directors’ appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005 to conduct our annual audits and quarterly reviews of financial statements and tax and other advisory services. The number of shares cast for or against this matter, as well as the number of abstentions and broker non-votes, were as follows:

For	Against	Abstentions/Broker Non-votes
18,789,938	651,045	1,950

Item 5—Other Information

On August 3, 2005, Hornbeck Offshore Services, Inc. announced that, in a Board of Directors meeting held on August 2, 2005, the board increased the number of directors to serve on the board from seven members to eight. In addition, Steven W. Krablin was elected to the Board of Directors of the Company as a Class II Director to fill the vacancy created by the increased size of the board. Class II directors serve until the 2006 Annual Meeting of Shareholders. After concluding that Mr. Krablin meets the independence and financial expertise requirements of the New York Stock Exchange, Mr. Krablin was appointed by the Board of Directors to serve on the Company’s Audit and Compensation committees. As a director of the Company, Mr. Krablin will participate under the Company’s non-employee director compensation policy described in the Company’s 2005 Proxy Statement. In addition, pursuant to the Company’s Incentive Compensation Plan, Mr. Krablin was awarded options to purchase 4,000 shares of the Company’s common stock effective August 2, 2005 at an exercise price of $30.80 per share. These options will vest in three equal annual installments commencing on August 2, 2006.

From January 1996 until April 2005, Mr. Krablin served as the Senior Vice President and Chief Financial Officer of National Oilwell, Inc. (NYSE:NOI), a major manufacturer and distributor of oil and gas drilling equipment and related services for land and offshore drilling rigs. In March 2005, National Oilwell merged with Varco International, Inc. (NYSE:VRC) to become National Oilwell Varco, Inc. (NYSE:NOV). Since the merger, Mr. Krablin has been a private investor and has served as a board member to a public company as described below. Prior to 1996, Mr. Krablin served as Senior Vice President and Chief Financial Officer of Enterra Corporation until its merger with Weatherford International. Since November 2004, Mr. Krablin has also served as a director of Penn Virginia Corporation (NYSE:PVA), an energy company engaged in the exploration, acquisition, development and production of crude oil and natural gas. PVA is also the general partner and largest unit holder in Penn Virginia Resource Partners, L.P. (NYSE: PVR), which manages coal properties and related assets and operates a midstream natural gas gathering and processing business. Mr. Krablin is a Certified Public Accountant and a 1972 graduate of the University of Arkansas where he received a Bachelor of Science degree in Business Administration.

Item 6—Exhibits

Exhibit Number	Description of Exhibit
3.1	—Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

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

4.3	—Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 9, 2005	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit
3.1	—Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).
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

4.3	—Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).
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