Form 10-K/A
period 2004-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2005-08-11
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

AMENDMENT NO. 1 TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

i

EXPLANATORY NOTE

This Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission, or SEC, on March 11, 2005 (“Original Form 10-K”). We are filing this Form 10-K/A to amend (a) Item 6 of Part II by revising the section entitled “Non-GAAP Financial Measures” which, among other things, revises our presentation of EBITDA to reconcile EBITDA to cash flows provided by operating activities rather than to net income and (b) Item 7 of Part II by revising the section entitled “Forward-Looking Statements” and adding a section entitled “Risk Factors”. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The referenced certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing information that was specifically amended, this Form 10-K/A continues to describe conditions as of the date of the Original Form 10-K, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, any forward looking statements contained in this Form 10-K/A that were included in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward looking statements should be read in their historical context.

ii

PART II

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenues	$132,261	$110,813	$92,585	$68,791	$36,102
Operating expenses	58,520	46,805	36,337	25,135	13,542
Depreciation and amortization	23,135	17,590	12,296	7,670	7,145
General and administrative expenses	14,759	10,731	9,681	8,039	3,078
Operating income	35,847	35,687	34,271	27,947	12,337
Loss on early extinguishment of debt	22,443	—	—	3,029	—
Interest income	356	178	667	1,455	305
Interest expense	17,698	18,523	16,207	13,617	15,478
Other income (expense)(1)	135	706	55	—	(138)
Income (loss) before income taxes	(3,803)	18,048	18,786	12,756	(2,974)
Income tax expense (benefit)	(1,320)	6,858	7,139	5,737	1,550
Net income (loss)(2)	(2,483)	11,190	11,647	7,019	(4,524)
Per Share Data:
Basic net income (loss)	$(0.13)	$0.84	$0.96	$0.68	$(0.90)
Diluted net income (loss)	$(0.13)	$0.82	$0.94	$0.67	$(0.90)
Weighted average basic shares outstanding	19,330	13,397	12,098	10,265	5,038
Weighted average diluted shares outstanding(3)	19,330	13,604	12,428	10,514	5,038
Balance Sheet Data (at period end):
Cash and cash equivalents	54,301	$12,899	$22,228	$53,203	$32,988
Working capital	52,556	17,698	22,265	48,516	29,524
Property, plant, and equipment, net	361,219	316,715	226,232	180,781	98,935
Total assets	460,571	365,242	278,290	258,817	147,148
Total short-term debt(4)	15,449	—	—	—	6,834
Total long-term debt(5)	225,000	212,677	172,306	171,976	82,557
Total stockholders’ equity	182,904	112,395	71,876	59,866	38,197
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$21,405	$25,499	$24,955	$33,345	$5,741
Investing activities	(61,378)	(98,166)	(55,771)	(88,328)	(15,324)
Financing activities	81,358	63,322	(159)	75,198	36,427
Other Financial Data (unaudited):
EBITDA(6)	$59,117	$53,983	$46,622	$38,725	$17,362
Capital expenditures	61,378	105,816	55,771	88,328	15,324
Other Operating Data (unaudited):
Offshore Supply Vessels:
Average number(7)	22.8	17.3	11.0	7.8	6.8
Average utilization rate(8)	87.5%	88.6%	94.9%	99.1%	93.4%
Average dayrate(9)	$10,154	$10,940	$12,176	$11,872	$8,435
Tugs and Tank Barges:
Average number of tank barges(10)	16.0	15.9	16.0	12.3	7.0
Average fleet capacity (barrels)(10)	1,156,330	1,145,064	1,130,727	847,780	451,655
Average barge size (barrels)	72,271	72,082	70,670	68,109	64,522
Average utilization rate(8)	82.2%	73.6%	78.1%	84.4%	71.4%
Average dayrate(11)	$11,620	$10,971	$9,499	$8,944	$8,982

(1)	Represents other operating income and expenses, including gains (or losses) on disposition of assets and equity in income from investments.
(2)	Includes goodwill amortization of $126 for each of the two years in the period ended December 31, 2001. Effective January 1, 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” required that goodwill and other indefinite-lived assets no longer be amortized, but instead be reviewed for impairment annually or more frequently if circumstances indicate potential impairment. Net income (loss) would have been $7,145 and $(4,398) for the years ended December 31, 2001 and 2000, respectively, if SFAS 142 had been in effect on January 1, 2000.
(3)	For the year ended December 31, 2004, stock options representing rights to acquire 273 shares of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are antidilutive when the results from operations are a net loss or when the exercise price of the options is greater than the average market price of the common stock for the period.
(4)	Represents the remaining balance of $15.5 million in aggregate principal amount of the Company’s 10.625% senior notes due 2008 that was redeemed on January 14, 2005 and excludes original issue discount associated with our 10.625% senior notes in the amount of $97 as of December 31, 2004.
(5)	Excludes original issue discount associated with our 10.625% senior notes in the amount of $2,323, $2,694 and $3,024 as of December 31, 2003, 2002 and 2001, respectively. The amount as of December 31, 2003 includes $40,000 outstanding under our long-term, revolving credit facility.
(6)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(7)	We owned 23 OSVs at December 31, 2004. We took delivery of a newly constructed OSV on January 21, 2004.
(8)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(9)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(10)	The averages for the year ended December 31, 2003 give effect to our sale of the Energy 5502 on January 28, 2003 and our acquisition of the Energy 8001 on February 28, 2003. As of December 31, 2004, our tank barge fleet consisted of 16 vessels. Three of these tank barges were retired from service by the end of 2004. As of March 1, 2005, we had five double-hulled tank barges under construction.
(11)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.

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

The following table provides the detailed components of EBITDA, as we define that term, for the following periods (in thousands).

	Year Ended December 31,
	2004	2003	2002	2001	2000
Components of EBITDA:
Net income (loss)	$(2,483)	$11,190	$11,647	$7,019	$(4,524)
Interest expense, net:
Debt obligations	17,698	18,523	16,207	13,694	8,216
Put warrants (1)	—	—	—	2,952	7,262
Interest income	(356)	(178)	(667)	(1,455)	(305)

Total interest, net	17,342	18,345	15,540	15,191	15,173

Income tax expense (benefit)	(1,320)	6,858	7,139	5,816	1,550
Depreciation and amortization	23,135	17,590	12,296	7,670	5,163
Loss on early extinguishment of debt (2)	22,443	—	—	3,029	—

EBITDA	$59,117	$53,983	$46,622	$38,725	$17,362

(1)	Interest expense from put warrants represents an adjustment to the estimated fair value of the put warrants. According to the Emerging Issues Task Force, or EITF, Issue 88-9, as supplemented by EITF Issue 00-19, which we have adopted, we are required to account for warrants that contain put options at their estimated fair value with the changes reported as interest. We repurchased and terminated all of the warrants for $14,500 in October 2001.
(2)	A loss on early extinguishment of debt was recorded during 2001 resulting from the write-off of deferred financing costs upon the refinancing of all our debt through the issuance of our 10.625% senior notes in July 2001. For the year ended December 31, 2004, amount includes the repurchase premium, related fees and expenses and the write-off of unamortized original issue discount and deferred financing costs related to the repurchase of 91% the 10.625% senior notes in November 2004. We redeemed the remaining 9% of the 10.625% senior notes in January 2005.

The following table reconciles EBITDA to cash flows provided by operating activities for the following periods (in thousands).

	Year Ended December 31,
	2004	2003	2002	2001	2000
EBITDA Reconciliation to GAAP:
EBITDA	$59,117	$53,983	$46,622	$38,725	$17,362
Cash paid for deferred drydocking charges	(8,530)	(6,100)	(2,409)	(1,745)	(1,491)
Cash paid for interest	(24,023)	(19,718)	(19,075)	(5,577)	(7,145)
Changes in working capital	(4,960)	(1,993)	(460)	1,864	(2,908)
Changes in other, net	(199)	(673)	277	78	(77)

Cash flows provided by operating activities	21,405	25,499	24,955	33,345	5,741

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Forward Looking Statements.”

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

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K/A, including certain information set forth in the sections entitled “Business and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report on Form 10-K/A and our filings with the Commission.

Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Actual events or results may differ materially from those described in any forward-looking statement. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial may also impair or affect our business operations.

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

We have three double-hulled, ocean-going tank barges currently under construction and two coastwise sulfur tankers currently undergoing conversion into multi-purpose supply vessels. We also plan to construct additional new generation OSVs and double-hulled tank barges as market conditions warrant. Our construction projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments with respect to vessels under construction or conversion, while significant cost overruns or delays not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations. Moreover, customer demand for vessels currently under construction or conversion may not be as strong as we presently anticipate, and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability. In addition, our OSVs are typically chartered or hired to provide services to a specified drilling rig. A delay in the availability of the drilling rig to our customer may have an adverse impact on our utilization of the contracted vessel and thus on our financial condition and results of operations.

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

If we are required to retire our existing single-hulled tank barges earlier than anticipated due to either regulatory or other requirements, it could adversely affect our business.

OPA 90 requires that all newly-built tank vessels used in the transport of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. Modifying or replacing existing vessels to provide for double hulls will be required for all tank barges and tankers in the industry by the year 2015. A significant number of vessels in our tank barge fleet measure less than 5,000 gross tons. Under current law, certain of our vessels may continue to operate without double hulls through 2014. However, if there are changes in the law that accelerate the time frame for retirement of such vessels, or if customer policies or preferences that mandate the use of double-hulled vessels become significantly more prevalent, absent our implementation of an aggressive replacement or newbuild program, such changes in law or in customer mandates could adversely affect our results of operations and financial condition.

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

*21	—Subsidiaries of the Company.

*23.1	—Consent of Ernst & Young, LLP.

**31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

—Amended and Restated Credit Agreement Confirmation dated December 29, 2004 (incorporated by reference to Exhibit 99.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 11, 2005.
**	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on August 10, 2005.

HORNBECK OFFSHORE SERVICES, INC.

By:	/S/ TODD M. HORNBECK
Todd M. Hornbeck Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK (Todd M. Hornbeck)	Chairman of the Board, President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	August 10, 2005

/S/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2005

/S/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	August 10, 2005

/S/ BRUCE W. HUNT (Bruce W. Hunt)	Director	August 10, 2005

/S/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	August 10, 2005

/S/ STEVEN W. KRABLIN (Steven W. Krablin)	Director	August 10, 2005

/S/ BERNIE W. STEWART (Bernie W. Stewart)	Director	August 10, 2005

/S/ DAVID A. TRICE (David A. Trice)	Director	August 10, 2005

/S/ ANDREW L. WAITE (Andrew L. Waite)	Director	August 10, 2005

S-1

Exhibit Index

Exhibit Number	Description of Exhibit

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

*21	—Subsidiaries of the Company.

*23.1	—Consent of Ernst & Young, LLP.

**31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

**31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

—Amended and Restated Credit Agreement Confirmation dated December 29, 2004 (incorporated by reference to Exhibit 99.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 11, 2005.
**	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

E-4