Form 10-Q/A
period 2005-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2005-08-11
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

AMENDMENT NO. 1 TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

i

EXPLANATORY NOTE

This Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed with the Securities and Exchange Commission, or SEC, on May 10, 2005 (“Original Form 10-Q”). We are filing this Form 10-Q/A to amend Item 2 of Part I to revise the section entitled “Non-GAAP Financial Measures” which, among other things, revises our presentation of EBITDA to reconcile EBITDA to cash flows provided by operating activities rather than to net income. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The referenced certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing information that was specifically amended, this Form 10-Q/A continues to describe conditions as of the date of the Original Form 10-Q, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, any forward looking statements contained in this Form 10-Q/A that were included in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, and such forward looking statements should be read in their historical context.

ii

PART I—FINANCIAL INFORMATION

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

The following table provides the detailed components of EBITDA, as we define that term, for the three months ended March 31, 2005 and 2004, respectively (in thousands).

	Three Months Ended March 31,
	2005	2004
Components of EBITDA:
Net income	$5,238	$2,338
Interest expense, net	2,461	5,107
Income tax expense	3,131	1,374
Depreciation	4,413	4,157
Amortization	1,586	1,050
Loss on early extinguishment of debt.	1,698	—

EBITDA	$18,527	$14,026

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2005 and 2004, respectively (in thousands).

	Three Months Ended March 31,
	2005	2004
EBITDA Reconciliation to GAAP:
EBITDA	$18,527	$14,026
Cash paid for deferred drydocking charges …	(1,984)	(1,728)
Cash paid for interest	(776)	(10,258)
Changes in working capital	635	4,321
Changes in other, net	(61)	(160)

Cash flows provided by operating activities	$16,341	$6,201

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

PART II—OTHER INFORMATION

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

10.4	†	—Director & Advisory Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.5		—Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.6		—Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.7		—Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

Exhibit Number	Description of Exhibit

**31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on May 10, 2005.
**	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 10, 2005	By:	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit

*3.1	—Second Restated Certificate of Incorporation of the Company, as amended through May 5, 2005.

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

10.4	†	—Director & Advisory Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.5		—Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.6		—Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.7		—Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

**31.1		—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2		—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1		—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2		—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on May 10, 2005.
**	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.