Form 10-Q
period 2005-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2005-11-09
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2005 was 27,120,316.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,496	$54,301
Accounts receivable, net of allowance for doubtful accounts of $614 and $407, respectively	29,913	22,028
Prepaid insurance	2,930	530
Property taxes receivable	2,880	2,936
Other current assets	3,129	1,934

Total current assets	53,348	81,729
Property, plant, and equipment, net	444,246	361,219
Goodwill, net	2,628	2,628
Deferred charges, net	14,276	14,863
Other assets	289	132

Total assets	$514,787	$460,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,487	$4,845
Accrued interest	4,887	2,391
Accrued payroll, insurance and benefits	6,183	3,991
Deferred revenue	2,290	1,723
Current portion of long-term debt, net of original issue discount of $97	—	15,449
Other accrued liabilities	1,418	774

Total current liabilities	26,265	29,173
Revolving credit facility	21,000	—
Long-term debt	225,000	225,000
Deferred tax liabilities, net	32,920	22,247
Other liabilities	637	1,247

Total liabilities	305,822	277,667
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 21,020 and 20,822 shares issued and outstanding, respectively	210	208
Additional paid-in capital	166,937	163,264
Retained earnings	41,760	19,400
Accumulated other comprehensive income	58	32

Total stockholders’ equity	208,965	182,904

Total liabilities and stockholders’ equity	$514,787	$460,571

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues	$46,462	$32,892	$125,449	$94,526
Costs and expenses:
Operating expenses	16,577	14,066	48,044	42,113
Depreciation	5,346	4,408	14,556	12,963
Amortization	2,035	1,642	5,431	3,913
General and administrative expenses	5,714	3,537	14,286	9,829

	29,672	23,653	82,317	68,818

Operating income	16,790	9,239	43,132	25,708
Other income (expense):
Loss on early extinguishment of debt	—	—	(1,698)	—
Gain on sale of assets	829	—	1,901	—
Interest income	153	107	395	213
Interest expense	(3,112)	(4,089)	(8,550)	(13,890)
Other income, net	47	28	104	24

Income before income taxes	14,707	5,285	35,284	12,055
Income tax expense	(5,309)	(1,982)	(12,924)	(4,482)

Net income	$9,398	$3,303	$22,360	$7,573

Basic earnings per common share	$0.45	$0.16	$1.07	$0.40

Diluted earnings per common share	$0.44	$0.15	$1.05	$0.39

Weighted average basic shares outstanding	20,954	20,802	20,877	18,834

Weighted average diluted shares outstanding	21,455	21,383	21,338	19,386

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,360	$7,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,556	12,963
Amortization	5,431	3,913
Provision for bad debts	207	(90)
Deferred tax expense	12,924	4,482
Gain on sale of assets	(1,901)	—
Equity income from investment	(135)	(31)
Loss on early extinguishment of debt	1,698	—
Amortization of financing costs	538	1,166
Changes in operating assets and liabilities:
Accounts receivable	(8,092)	(3,395)
Prepaid insurance and other current assets	(3,640)	434
Deferred drydocking charges	(4,898)	(7,157)
Accounts payable	7,955	120
Accrued liabilities and other liabilities	2,723	(686)
Accrued interest	2,496	(4,666)

Net cash provided by operating activities	52,222	14,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and retrofit of tugs and tank barges	(14,219)	(6,500)
Acquisitions and retrofit of OSVs	(30,481)	(3,500)
Construction of tugs and tank barges	(46,319)	(24,849)
Construction of OSVs and conversion of MPSVs	(4,162)	(2,433)
Net proceeds from the sale of vessels	4,347	—
Vessel capital expenditures	(4,035)	(5,037)
Non-vessel capital expenditures	(2,167)	(903)

Net cash used in investing activities	(97,036)	(43,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(15,546)	—
Redemption premium on retirement of debt	(1,435)	—
Net proceeds from (payments on) borrowings under revolving credit facility	21,000	(40,000)
Deferred financing costs	(460)	(107)
Gross proceeds from initial public offering	—	79,643
Payments for initial public offering costs	—	(7,682)
Net cash proceeds from other shares issued	1,423	1,330

Net cash provided by financing activities	4,982	33,184

Effects of exchange rate changes on cash	27	16

Net increase (decrease) in cash and cash equivalents	(39,805)	4,604
Cash and cash equivalents at beginning of period	54,301	12,899

Cash and cash equivalents at end of period	$14,496	$17,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$8,418	$18,672

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K, as amended by Form 10-K/A, of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2004. The results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain amounts reported in prior periods have been reclassified to conform to the 2005 presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$9,398	$3,303	$22,360	$7,573

Weighted average number of shares of common stock outstanding (1)	20,954	20,802	20,877	18,834
Add: Net effect of dilutive stock options (2)	501	581	461	552

Adjusted weighted average number of shares of common stock outstanding	21,455	21,383	21,338	19,386

Earnings per common share:
Basic	$0.45	$0.16	$1.07	$0.40

Diluted	$0.44	$0.15	$1.05	$0.39

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	On October 5, 2005, we closed an underwritten public offering of 6,100 shares of our common stock at a price to the public of $35.35 per share.
(2)	Stock options representing rights to acquire 5 and 354 shares of common stock for the three months ended September 30, 2005, and September 30, 2004, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. Stock options representing rights to acquire 34 and 356 shares of common stock for the nine months ended September 30, 2005, and September 30, 2004, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period.

3.	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial condition. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the Company’s unaudited consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current GAAP literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such excess tax deductions was approximately $1.6 million for the nine months ended September 30, 2005. On April 14, 2005, the Securities and Exchange Commission, or SEC, announced amended compliance dates for SFAS 123R. The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, that begins after June 15, 2005. The Company will not be required to report under SFAS 123R until the quarter ending March 31, 2006 and does not currently intend to adopt this standard for reporting prior to such time. See Note 5 of these unaudited consolidated financial statements for further discussion of the Company’s Incentive Compensation Plan.

4.	Long-Term Debt

Senior Notes

On July 24, 2001, the Company issued $175.0 million in aggregate principal amount of 10.625% senior notes, or old senior notes. The Company realized net proceeds of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $165.0 million, a substantial portion of which was used to repay and fully extinguish all of the Company’s then-existing credit facilities. The old senior notes were due to mature on August 1, 2008 and required semi-annual interest payments at an annual rate of 10.625% on February 1 and August 1 of each year until maturity. The effective interest rate on the old senior notes was 11.18%. No principal payments were due until maturity. On November 3, 2004, the Company commenced a cash tender offer for all of the old senior notes. Old senior notes totaling approximately $159.5 million, or 91% of the notes outstanding, were validly tendered during the designated tender period and repurchased during 2004. The remaining $15.5 million of old senior notes were redeemed on January 14, 2005. A loss on early extinguishment of debt for the old senior notes of approximately $22.4 million and $1.7 million was recorded during the fourth quarter 2004 and the first quarter of 2005, respectively. These losses include the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium.

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior notes, or new senior notes. The new senior notes were subsequently exchanged on March 7, 2005 for senior notes with substantially similar terms, except that the issuance of the senior notes issued in the exchange offer was registered under the Securities Exchange Act of 1933. The net proceeds to the Company from the offering were approximately $219.0 million, net of transaction costs. The Company used $198.0 million of the proceeds to repurchase or redeem all of the old senior notes. The $198.0 million comprised the total consideration paid for the old senior notes, including related tender offer costs, consent fees, and bond redemption premium required to be paid to holders of the old senior notes. The residual proceeds were used for the acquisition, construction and retrofit of vessels. The new senior notes mature on December 1, 2014 and require semi-annual interest payments at an annual rate of 6.125% on June 1 and December 1 of each year until maturity. The effective interest rate on the new senior notes is 6.38%. No principal payments are due until maturity. The new senior notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The new senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in SEC regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the new senior notes, has no independent assets or operations. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the new senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility

Effective February 13, 2004, the Company amended and restated its senior secured revolving credit facility to increase its size to $100.0 million and extend its maturity to February 13, 2009. The borrowing base under the facility is currently $60.0 million. As of September 30, 2005, the Company had a balance outstanding of $21.0 million under the revolving credit facility and had $39.0 million of additional credit immediately available under such facility.

The revolving credit facility and new senior notes indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $0.8 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, capitalized interest was approximately $2.9 million and $1.9 million, respectively.

5.	Stock-Based Compensation

Incentive Compensation Plan

The Company has an Incentive Compensation Plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options to employees and directors. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. The Company accounts for the issuance of stock pursuant to the plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the SEC.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation cost for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under SFAS 123, the Company’s income available to common stockholders for the three and nine months ended September 30, 2005 and 2004, respectively, would have been as indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income available to common stockholders:
As reported	$9,398	$3,303	$22,360	$7,573
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(438)	(116)	(978)	(541)

Pro forma	$8,960	$3,187	$21,382	$7,032

Earnings per share of common stock:
Basic, as reported	$0.45	$0.16	$1.07	$0.40

Basic, pro forma	$0.43	$0.15	$1.02	$0.37

Diluted, as reported	$0.44	$0.15	$1.05	$0.39

Diluted, pro forma	$0.42	$0.15	$1.00	$0.36

The fair value of the options granted under the Company’s incentive compensation plan during each of the three and nine months ended September 30, 2005 and 2004 was estimated using the Black-Scholes pricing model using the minimum value method. Volatility was not considered in estimating the fair value of options granted prior to March 26, 2004, as the Company’s stock was not publicly traded until that date. For stock options granted during 2005, the Company’s actual stock volatility was used to calculate the fair value of options. In calculating the fair value of these options, we assumed ten-year risk free interest rates ranging between 3.94% and 4.34% for the three and nine months ended September 30, 2005 and September 30, 2004, respectively, and an expected life of seven to ten years with no expected dividends for each period.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. The ESPP is a stock purchase program that will provide eligible employees of the Company and its designated subsidiaries the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions. These deductions will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 to register the issuance of shares of common stock under the ESPP. The first purchase period for the ESPP began July 1, 2005 and ends December 31, 2005.

6.	Commitments and Contingencies

Vessel Construction

On September 30, 2005, the Company was committed under vessel construction contracts with three shipyards for a total of three double-hulled tank barges – one 135,000-barrel tank barge and two 110,000-barrel tank barges – and the retrofit of two 6,100 horsepower tugs. As of September 30, 2005, the remaining amount expected to be incurred to complete construction and retrofit with respect to the three tank barges and two tugs, in the aggregate, was approximately $11.0 million, which the Company expects to incur in the fourth quarter of 2005. The Company is obligated under the terms of these contracts to remit funds to the shipyards based on vessel construction milestones, which are subject to change during vessel construction.

On May 5, 2005, the Company announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370-foot multi-purpose supply vessels, or MPSVs. The total project cost to acquire and convert the two vessels is currently estimated to be $65.0 million in the aggregate. The Company is currently evaluating prospective domestic shipyards and has not yet contractually committed to a shipyard for the costs associated with this conversion program. The Company anticipates delivery of the converted vessels during the first half of 2007.

On September 26, 2005, the Company announced new vessel construction programs for each of its two business segments. The Company is currently seeking bids from domestic shipyards for the two programs. Based on internal estimates, the incremental cost of the two expansion programs is expected to be approximately $275.0 million in the aggregate. The precise number of vessels to be constructed and their specifications will be finalized as certain milestones are completed, including the negotiation of shipyard contracts. The Company currently plans to build offshore supply vessels, or OSVs, with 20,000 deadweight tons of aggregate capacity and double-hulled tank barges with 400,000 barrels of aggregate carrying capacity plus related offshore tugs. The Company anticipates delivery of the newly constructed vessels from early 2007 through mid-2008.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial condition or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. Commencing in March 2005, the terms of entry for the Company’s offshore supply vessel, or OSV, segment contained an annual aggregate deductible (AAD) for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The terms of entry for the Company’s tug and tank barge segment does not contain an AAD. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of September 30, 2005, the Company’s claims costs incurred under its OSV P&I Club policy had not exceeded the AAD.

7.	Segment Information

The Company provides marine transportation services primarily to the energy industry through two business segments. The Company operates new generation OSVs, anchor-handling towing supply vessels, or AHTS, and a fast supply vessel in the U.S. Gulf of Mexico, Trinidad and select international markets through its OSV segment. The OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment primarily operates ocean-going tugs and tank barges in the northeastern United States and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following table shows reportable segment information for the three and nine months ended September 30, 2005 and 2004, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Offshore supply vessels
Domestic	$22,492	$16,162	$60,448	$42,430
Foreign	8,849	4,069	21,308	10,719

	31,341	20,231	81,756	53,149

Tugs and tank barges
Domestic	13,076	10,873	37,917	36,504
Foreign (1)	2,045	1,788	5,776	4,873

	15,121	12,661	43,693	41,377

Total	$46,462	$32,892	$125,449	$94,526

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating expenses:
Offshore supply vessels	$9,408	$7,628	$26,024	$21,190
Tugs and tank barges	7,169	6,438	22,020	20,923

Total	$16,577	$14,066	$48,044	$42,113

Depreciation:
Offshore supply vessels	$3,346	$2,934	$9,555	$8,620
Tugs and tank barges	2,000	1,474	5,001	4,343

Total	$5,346	$4,408	$14,556	$12,963

Amortization:
Offshore supply vessels	$580	$386	$1,547	$891
Tugs and tank barges	1,455	1,256	3,884	3,022

Total	$2,035	$1,642	$5,431	$3,913

General and administrative expenses:
Offshore supply vessels	$2,402	$1,579	$6,331	$3,845
Tugs and tank barges	3,312	1,958	7,955	5,984

Total	$5,714	$3,537	$14,286	$9,829

Operating income:
Offshore supply vessels	$15,605	$7,704	$38,299	$18,603
Tugs and tank barges	1,185	1,535	4,833	7,105

Total	$16,790	$9,239	$43,132	$25,708

Capital expenditures:
Offshore supply vessels	$2,224	$970	$37,010	$8,929
Tugs and tank barges	27,119	7,266	62,205	32,943
Corporate	605	63	2,168	1,350

Total	$29,948	$8,299	$101,383	$43,222

Deferred drydocking charges:
Offshore supply vessels	$975	$313	$2,520	$3,106
Tugs and tank barges	236	2,321	2,378	4,051

Total	$1,211	$2,634	$4,898	$7,157

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2005	As of December 31, 2004
Identifiable assets:
Offshore supply vessels	$331,573	$328,857
Tugs and tank barges	168,674	119,980
Corporate	14,540	11,734

Total	$514,787	$460,571

Long-lived assets:
Offshore supply vessels
Domestic	$190,674	$202,382
Foreign (2)	96,874	54,978

	287,548	257,360

Tugs and tank barges
Domestic	146,540	95,301
Foreign (1)(2)	6,022	5,875

	152,562	101,176

Corporate	4,136	2,683

Total	$444,246	$361,219

(1)	Included are amounts applicable to our Puerto Rico tug and tank barge operations. Puerto Rico is considered a possession of the United States and the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in international areas. As these assets may move to and from international and domestic operating areas on a regular basis, the long-lived assets reflected above represent the assets that are foreign-flagged or were present in international areas as of September 30, 2005 and December 31, 2004, respectively. Included in amounts as of September 30, 2005 are costs related to the acquisition and retrofit of the HOS Saylor and HOS Navegante, two foreign-flagged AHTS vessels that were purchased on January 19 and March 22, 2005, respectively.

8.	Subsequent Events

On October 4, 2005, the Company issued an additional $75.0 million aggregate principal amount of its 6.125% Senior Notes due 2014 in a private placement under its existing indenture dated as of November 23, 2004. The additional notes contain substantially the same terms as the existing senior notes and were priced at 99.25% of principal amount to yield 6.232%. The Company received approximately $73.1 million in net proceeds from the issuance of the additional notes. The effective interest rate on the additional notes is 6.25%. The issuance of the additional notes was not registered under the Securities Act or applicable state securities laws and the additional notes may not be offered or sold in the United States absent registration or available exemption from such registration requirements. The Company plans to exchange the additional notes for senior notes with substantially similar terms except that the issuance of the senior notes to be issued in the exchange offer will be registered under the Securities Act of 1933.

On October 4, 2005, the Company repaid in full the then-outstanding balance of $21.0 million under its revolving credit facility. As of October 31, 2005, the Company had $60.0 million of credit immediately available under such facility.

On October 5, 2005, the Company closed an underwritten public offering of 6.1 million shares of its common stock at a price to the public of $35.35 per share resulting in gross proceeds of approximately $215.6 million. The underwriters did not exercise their option to purchase any additional shares based on the public offering price.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Form10-K/A. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to OSVs, means modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels.

General

We own and operate a fleet of 25 technologically advanced, new generation OSVs, which include two foreign-flagged anchor-handling towing supply, or AHTS, vessels that primarily operate as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel and own two former coastwise sulfur tankers that are to be converted into multi-purpose supply vessels, or MPSVs. Currently, 19 of our OSVs are operating in the U.S. Gulf of Mexico, six of our OSVs are operating offshore Trinidad, and our fast supply vessel is working offshore Mexico. Our current OSV count does not include vessels to be constructed under our recently announced fourth OSV newbuild program. We also own and operate 12 active ocean-going tugs and 16 active ocean-going tank barges, four of which are double-hulled. Currently, 14 of our tank barges are operating in the northeastern United States, primarily New York Harbor, and two are operating in Puerto Rico. By the end of calendar 2005, our tug and tank barge segment is expected to consist of 14 active ocean-going tugs and 18 active ocean-going tank barges, six of which will be double-hulled. This projected fleet count reflects two double-hulled tank barges currently under construction and two recently acquired ocean-going tugs currently under conversion. Our current tug and tank barge, or TTB, fleet count does not include vessels to be constructed under our recently announced second TTB newbuild program. Our active fleet count is net of one remaining single-hulled tank barge that was retired at the end of 2004 pursuant to the Oil Pollution Act of 1990, or OPA 90, that is currently inactive and unavailable to transport petroleum products in navigable waters of the United States. The other two retired vessels, the Energy 9801 and the Energy 9501, were sold in April 2005 and September 2005, respectively.

We have developed, through a series of newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the Continental Shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two AHTS vessels, which will primarily serve as 240 class supply vessels and for towing jack-up rigs, the conversion of two coastwise sulfur tankers for use as 370 class multi-purpose supply vessels, or MPSVs, and our fourth OSV newbuild program that will add, in the aggregate, approximately 20,000 deadweight tons of capacity to our OSV fleet.

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

Soft market conditions for OSVs in the U.S. Gulf of Mexico persisted from the second half of 2002 through the first half of 2004. Since the second half of 2004, OSV market conditions in the U.S. Gulf of Mexico have improved substantially. Our average dayrates have risen approximately $4,000 since April 2004 to an average of approximately $13,600 per day for the third quarter 2005, while our fleetwide OSV utilization has risen from roughly 70% to 99% over the same time span. Fleetwide average OSV dayrates have further increased to $15,000 per day since the end of the third quarter of 2005. This combination of increased dayrates and utilization has resulted in our current effective, or utilization-adjusted, OSV dayrate being roughly double the level achieved in April 2004.

Market conditions in the U.S. Gulf of Mexico continue to show positive trends as evidenced by the increased level of approved applications to drill deepwater wells, certain operators’ construction commitments for new deepwater floating rigs, deep shelf jack-up rigs, floating production units, subsea tie-backs and other deepwater production infrastructure and the additional demand for vessels in connection with surveying, repairing and reconstructing offshore infrastructure damaged by Hurricanes Katrina and Rita. Another encouraging indication of the visible demand for new generation OSVs is rising dayrates and utilization for all classes of offshore rigs, which in the past has been a barometer for OSV dayrates. With long-term contract fixtures for deepwater rigs extending out through 2010, we are increasingly optimistic that the current up-cycle in the U.S. Gulf of Mexico may extend well beyond 2006. The supply fundamentals for new generation OSVs could further impact market conditions. The average age of conventional 180 class OSVs is approximately 25 years; therefore, we expect that there will be a continued and accelerated attrition rate for such vessels working in the U.S. Gulf of Mexico and abroad. Although OSVs have been recently constructed to replace the worldwide conventional 180 class tonnage being removed from service, several U.S.-flagged new generation OSVs have left the U.S. Gulf of Mexico for foreign markets and non-oil field applications, which are trends that we expect to continue.

The primary demand drivers for our tug and tank barge services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The tug and tank barge market, in general, is marked by steady demand over time. Results for the first and fourth quarters of a given year are typically higher due to normal seasonal winter-weather patterns that typically result in a drop-off of activity during the second and third quarters. We generally take advantage of this seasonality to prepare our tug and tank barge fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during the second and third quarters. In addition, we regularly evaluate our customers’ needs and often elect to accelerate scheduled drydockings to take advantage of certain market opportunities as they develop. However, the seasonal effect on our results for this segment may diminish over time as we endeavor to charter more of our tugs and tank barges on time charters rather than contracts of affreightment.

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increases in dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In November 2003, we commenced our first double-hulled tank barge newbuild program to replace three barges comprising about 270,000 barrels of single-hulled capacity that we retired from service at the end of 2004 pursuant to OPA 90 with five barges comprising approximately 600,000 barrels of new double-hulled capacity. Our first three new double-hulled tank barges, the Energy 13501, Energy 11103, Energy 11104, were delivered on March 11, 2005, July 10, 2005 and October 4, 2005, respectively, and more than replaced the capacity of the single-hulled vessels that we retired. The remaining two newbuild tank barges, the Energy 13502 and Energy 11105, are each expected to be placed in service during the fourth quarter of 2005. On September 26, 2005, we announced our second tug and tank barge newbuild program, which will add multiple barges comprising an incremental 400,000 barrels of barge-carrying capacity and related tugs to our fleet during 2007. Upon completion of our current newbuild program and our recently announced second tug and tank barge newbuild program, 58% of our tank barge fleet barrel capacity is expected to be double-hulled.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in note 2 to our consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2004, as amended by Form 10-K/A. There were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K during the nine months ended September 30, 2005.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These OSVs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations of the HOS Hotshot, a 165-ft. fast supply vessel that we acquired in May 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Offshore Supply Vessels:
Average number of vessels	25.0	23.0	24.4	22.8
Average fleet capacity (deadweight)	59,042	52,398	56,798	51,666
Average vessel capacity (deadweight)	2,362	2,278	2,337	2,272
Average utilization rate (1)	98.7%	93.2%	96.6%	85.2%
Average dayrate (2)	$13,638	$10,096	$12,567	$9,864
Effective dayrate (3)	$13,461	$9,409	$12,140	$8,404
Tugs and Tank Barges:
Average number of tank barges	14.9	16.0	14.1	16.0
Average fleet capacity (barrels)	1,111,174	1,156,330	1,010,403	1,156,330
Average barge capacity (barrels)	74,078	72,271	70,408	72,271
Average utilization rate (1)	83.9%	76.0%	84.9%	82.3%
Average dayrate (4)	$12,809	$11,151	$12,884	$11,278
Effective dayrate (3)	$10,747	$8,475	$10,939	$9,282

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(4)	Average dayrate represents average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third party equipment.

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

EBITDA is also one of the financial metrics used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash bonuses paid to our executive officers and other shore-based employees; (iii) to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) to assess our ability to service existing fixed charges, incur additional indebtedness and execute our growth strategy.

The following table provides the detailed components of EBITDA, as we define that term, for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of EBITDA:
Net income	$9,398	$3,303	$22,360	$7,573
Interest expense, net	2,959	3,982	8,155	13,677
Income tax expense	5,309	1,982	12,924	4,482
Depreciation	5,346	4,408	14,556	12,963
Amortization	2,035	1,642	5,431	3,913
Loss on early extinguishment of debt.	—	—	1,698	—

EBITDA	$25,047	$15,317	$65,124	$42,608

The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EBITDA Reconciliation to GAAP:
EBITDA	$25,047	$15,317	$65,124	$42,608
Cash paid for deferred drydocking charges	(1,211)	(2,634)	(4,898)	(7,157)
Cash paid for interest	(216)	(8,364)	(8,418)	(18,672)
Changes in working capital	746	(2,547)	2,244	(2,033)
Changes in other, net	(594)	(53)	(1,830)	(120)

Net cash flows provided by operating activities	$23,772	$1,719	$52,222	$14,626

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

The following table provides detailed components of net income for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Offshore supply vessels (1)
Domestic	$22,492	$16,162	$60,448	$42,430
Foreign	8,849	4,069	21,308	10,719

	31,341	20,231	81,756	53,149

Tugs and tank barges
Domestic	13,076	10,873	37,917	36,504
Foreign (2)	2,045	1,788	5,776	4,873

	15,121	12,661	43,693	41,377

Total	$46,462	$32,892	$125,449	$94,526

Operating expenses:
Offshore supply vessels	$9,408	$7,628	$26,024	$21,190
Tugs and tank barges	7,169	6,438	22,020	20,923

	$16,577	$14,066	$48,044	$42,113

Depreciation and amortization:
Offshore supply vessels	$3,926	$3,320	$11,102	$9,511
Tugs and tank barges	3,455	2,730	8,885	7,365

Total	$7,381	$6,050	$19,987	$16,876

General and administrative expenses	$5,714	$3,537	$14,286	$9,829

Loss on early extinguishment of debt	$—	$—	$1,698	$—

Interest expense	$3,112	$4,089	$8,550	$13,890

Interest income	$153	$107	$395	$213

Income tax expense	$5,309	$1,982	$12,294	$4,482

(1)	Included in OSV revenues are amounts applicable to our fast supply vessel, the HOS Hotshot, that we acquired in May 2004, as well as our AHTS vessels, the HOS Saylor and HOS Navegante, that we acquired in January and March 2005, respectively.
(2)	Included are amounts applicable to our Puerto Rico tug and tank barge operations. Puerto Rico is considered a possession of the United States and the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Revenues were $46.5 million for the three months ended September 30, 2005, compared to $32.9 million for the same period in 2004, an increase of $13.6 million or 41.3%. This increase in revenues is primarily the result of stronger market conditions in the Gulf of Mexico for OSV services as well as in the northeastern United States for barge transportation services. The average number of vessels in our combined OSV and tank barge fleets remained relatively flat due to offsetting increases and decreases in the number of vessels in our two segments. Our OSV fleet size increased by two vessels due to the addition of the HOS Saylor and HOS Navegante, which were placed in service in January 2005 and June 2005, respectively. Our average tank barge fleet decreased by one vessel as a net result of having three single-hulled barges retired from service at the end of 2004 due to OPA 90 and the Energy 13501 and Energy 11103 being placed in service on March 11, 2005 and July 10, 2005, respectively. The vessels added to our fleet since September of 2004 represent $5.1 million of the increase in our revenues, while vessels that were in service during each of the full quarters ended September 30, 2005 and 2004 accounted for the remaining $8.5 million of the net increase in revenues.

Revenues from our OSV segment were $31.3 million for the three months ended September 30, 2005, compared to $20.2 million for the same period in 2004, an increase of $11.1 million or 55.0%. The net increase in segment revenues is due primarily to a significant improvement in dayrates and utilization and the addition of two AHTS vessels. Our OSV average dayrate increased to $13,638 for the third quarter of 2005 compared to $10,096 for the same period of 2004, an increase of $3,542 or 35.1%. Our OSV utilization rate was 98.7% for the three months ended September 30, 2005, which was higher than the 93.2% we achieved for the same period of 2004. Domestic revenues for our OSV segment were $22.5 million for the three months ended September 30, 2005, an increase of $6.3 million or 38.9%, compared to $16.2 million for the same period in 2004, due mainly to the continued strengthening of the OSV market in the U.S. Gulf of Mexico. Foreign revenues for our OSV segment increased to $8.8 million for the three months ended September 30, 2005, compared to $4.1 million for the same period in 2004, an increase of $4.7 million or 114.6%, due primarily to having an average of 5.0 additional vessels working internationally during the third quarter of 2005. Based on current market trends, we anticipate that our fleetwide OSV effective dayrates will remain at or above third quarter 2005 levels for the remainder of 2005 and through calendar 2006.

Revenues from our tug and tank barge segment totaled $15.1 million for the three months ended September 30, 2005 compared to $12.7 million for the same period in 2004, an increase of $2.4 million or 18.9%. The net increase in segment revenues is due to increased utilization and dayrates along with the addition of one 135,000-barrel tank barge in March 2005 and one 110,000-barrel tank barge in July 2005. Our tank barge utilization rate increased to 83.9% for the three months ended September 30, 2005, compared to 76.0% for the same period in 2004, which was primarily the result of a change in contract mix from contracts of affreightment to time charters and less drydocking and repair activities during the 2005 third quarter compared to the prior-year quarter. Our tank barge average dayrate of $12,809 for the three months ended September 30, 2005 increased $1,658 or 14.9% from $11,151 for the same period of 2004. The increase in average dayrates was primarily due to further tightening of the tank barge market in the northeastern United States and the delivery of the Energy 13501 and Energy 11103 in March 2005 and July 2005, respectively, the first two double-hulled tank barges to be delivered under our first newbuild program. The Energy 13501 and the Energy 11103 are able to command higher average dayrates as newbuild double-hulled tank barges with higher barrel-carrying capacity compared to our predominantly single-hulled fleetwide average barrel-carrying capacity.

Operating Expense. Our operating expense increased to $16.6 million for the three months ended September 30, 2005 compared to $14.1 million for the same period in 2004, an increase of $2.5 million, or 17.7%. The increase in operating expenses was primarily the result of the addition of two AHTS vessels, two higher horsepower, ocean-going tugs and two double-hulled tank barges to our fleet during 2005, which was partially offset by the retirement of three tank barges at the end of 2004 due to OPA 90. The increase in operating expense was also impacted by increasing costs related to fuel, personnel and insurance.

Operating expense for our OSV segment increased to $9.4 million for the three months ended September 30, 2005, compared to $7.6 million for the same period of 2004, an increase of $1.8 million or 23.7%. This increase in OSV operating expenses primarily reflects the addition of two AHTS vessels to this segment. Average daily operating costs per vessel for the third quarter 2005 increased over the same period in 2004, commensurate with the increased utilization and change in fleet complement following the addition of two AHTS vessels.

Operating expense for our tug and tank barge segment was $7.2 million for the three months ended September 30, 2005, compared to $6.4 million for the same period of 2004, an increase of $0.8 million or 12.5%. Operating expenses for the third quarter 2005 were higher than the prior-year quarter primarily as a result of higher fuel prices and the addition of two higher horsepower, ocean-going tugs and two double-hulled tank barges to this segment, which was partially offset by the retirement of three tank barges at the end of 2004 due to OPA 90.

Depreciation and Amortization. Our depreciation and amortization expense of $7.4 million for the three months ended September 30, 2005 increased $1.3 million or 21.3% compared to $6.1 million for the same period in 2004. Depreciation and amortization was higher due to having two AHTS vessels, two new double-hulled tank barges and two higher horsepower, ocean-going tugs in service in the third quarter 2005, which was partially offset by the retirement of three single-hulled tank barges at the end of 2004 due to OPA 90. Depreciation expense is expected to increase further with the full-period contribution of additional newly constructed or recently acquired vessels placed in service throughout 2005. In addition, we expect our amortization costs to trend higher as newly constructed and recently acquired vessels undergo their initial 30 and 60-month recertifications.

General and Administrative Expenses. Our general and administrative expenses of $5.7 million for the three months ended September 30, 2005, were $2.2 million or 62.9% higher than the $3.5 million reported for same period in 2004. This increase primarily resulted from increased overhead related to health insurance and personnel expenses, including variable incentive compensation, and costs associated with operating as a public company, including our compliance with the Sarbanes-Oxley Act. General and administrative expenses are expected to trend higher for the remainder of 2005 to accommodate our continued growth via vessel acquisitions, our newbuild and conversion programs and our increased reporting obligations under federal securities and corporate governance laws and stock exchange requirements.

Interest Expense. Interest expense was $3.1 million for the three months ended September 30, 2005, compared to $4.1 million for the same period of 2004, a decrease of $1.0 million or 24.4%. The decrease in interest expense primarily relates to the lower coupon rate on our 6.125% senior notes compared to our 10.625% senior notes that were outstanding in 2004. The impact of the lower rate of interest on our 6.125% senior notes was partially offset by the additional $50.0 million in principal amount outstanding under the 6.125% senior notes and the $20.8 million average outstanding balance under the revolving credit facility during the third quarter of 2005, compared to no outstanding balance on such facility during the same period in 2004. Capitalization of interest costs relating to new construction or conversion of vessels was approximately $0.8 million for the three months ended September 30, 2005 compared to $1.0 million for the same period in 2004.

Interest Income. Interest income was $0.2 million for the three months ended September 30, 2005, an increase of $0.1 million or 100%, compared to $0.1 million for the same period of 2004. The increase in interest income was primarily due to higher interest rates earned for the three months ended September 30, 2005 compared to the same period of 2004. We expect interest income to trend higher for the remainder of 2005 and calendar 2006 as a result of higher cash balances and interest rates. In October 2005, we raised approximately $290.0 million of gross proceeds from the issuance of $75.0 million of additional 6.125% senior notes and the public offering of 6.1 million shares of our common stock at a price of $35.35 per share. We also expect interest rates earned on the higher cash balances during calendar 2006 to be higher than 2005 levels.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2005 was 36.1% compared to 37.5% for the same period in 2004. Our effective tax rate decreased due mainly to our vessels shifting to and from foreign regions, which resulted in a change in our estimated foreign tax liability. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Revenues were $125.4 million for the nine months ended September 30, 2005, compared to $94.5 million for the same period in 2004, an increase of $30.9 million or 32.7%. Although our average operating fleet remained relatively flat since the third quarter of 2004, revenues primarily increased as a result of the strengthening market conditions in our OSV business segment. Our average operating fleet was 52 vessels at the end of the third quarter of 2005 compared to 51 vessels at the end of the third quarter of 2004.

Revenues from our OSV segment increased to $81.8 million for the nine months ended September 30, 2005, compared to $53.1 million for the same period of 2004, an increase of $28.7 million or 54.0%. Our revenue growth is primarily attributable to the increases in OSV utilization and dayrates compared to the prior-year period and the addition of two AHTS vessels during 2005. Our utilization rate was 96.6% for the first nine months of 2005 compared to 85.2% for the same period of 2004. Our OSV average dayrate was $12,567 for the first nine months of 2005 compared to $9,864 for the same period of 2004, an increase of $2,703, or 27.4%. The increase in dayrates and utilization is primarily related to the significant improvement in the U.S. Gulf of Mexico market. Domestic revenues for our OSV segment were $60.4 million for the nine months ended September 30, 2005, an increase of $18.0 million or 42.5%, compared to $42.4 million for the same period of 2004 due to the recovery of the OSV market in the U.S. Gulf of Mexico, which was partially offset by the relocation of three vessels to foreign markets. Foreign revenues for our OSV segment increased to $21.3 million for the nine months ended September 30, 2005, compared to $10.7 million for the same period of 2004, an increase of $10.6 million or 99.1% due to having an average of 3.6 more vessels operating internationally during the first nine months of 2005.

Revenues from our tug and tank barge segment increased $2.3 million, or 5.6%, to $43.7 million for the nine months ended September 30, 2005, compared to $41.4 million in revenues for the same period of 2004, even though our fleet average barrel-carrying capacity was approximately 146,000 barrels lower during the 2005 period. Our utilization rate was 84.9% for the first nine months of 2005 compared to 82.3% for the same period of 2004. Our average dayrate of $12,884 for the first nine months of 2005 increased $1,606, or 14.2%, from the average dayrate of $11,278 for the same period of 2004. The increase in dayrates is primarily attributed to higher demand for our equipment in the northeastern United States and the ability of the Energy 13501 and Energy 11103 to command higher rates as newbuild double-hulled tank barges with higher barrel-carrying capacity compared to our predominantly single-hulled fleetwide average barrel-carrying capacity.

Operating Expense. Our operating expense increased to $48.0 million for the nine months ended September 30, 2005, compared to $42.1 million for the same period of 2004, an increase of $5.9 million or 14.0%. The increase in operating expense during 2005 is primarily due to the effect of recent vessel acquisitions and newbuild deliveries, offset in part by mandatory vessel retirements at the end of 2004.

Operating expense for our OSV segment increased $4.8 million, or 22.6%, to $26.0 million for the nine months ended September 30, 2005, compared to $21.2 million for the same period in 2004. This increase was related to significantly higher utilization and the addition of two AHTS vessels and one fast supply vessel to our fleet.

Operating expense for our tug and tank barge segment was $22.0 million for the nine months ended September 30, 2005, compared to $20.9 million for the same period of 2004, an increase of $1.1 million or 5.3%. Operating expenses increased due to higher fuel prices and personnel costs and the addition of two higher horsepower, ocean-going tugs and two double-hulled newbuild tank barges, offset in part by the effect of the mandatory removal of three single-hulled tank barges from service.

Depreciation and Amortization. Our depreciation and amortization expense of $20.0 million for the nine months ended September 30, 2005 increased $3.1 million or 18.3% compared to $16.9 million for the same period of 2004. This increase is primarily related to the impact of adding two AHTS vessels, two double-hulled tank barges and two 6,000 horsepower ocean-going tugs to our fleet since the end of the third quarter of 2004, offset in part by the effect of the mandatory removal of three single-hulled tank barges from service.

General and Administrative Expense. Our general and administrative expense was $14.3 million for the nine months ended September 30, 2005, compared to $9.8 million for the same period of 2004, an increase of $4.5 million or 45.9%. G&A increases resulted from higher personnel and health insurance costs, including variable incentive compensation, and costs associated with corporate governance initiatives such as compliance with the Sarbanes-Oxley Act. General and administrative expenses were expected to increase due to our continued growth via vessel acquisitions, our newbuild and conversion programs and our increased reporting obligations under federal securities and corporate governance laws and stock exchange requirements.

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

Interest Expense. Interest expense was $8.6 million for the nine months ended September 30, 2005, compared to $13.9 million for the same period of 2004, a decrease of $5.3 million or 38.1%. The decrease in interest expense is attributed to the refinancing of our 10.625% senior notes with 6.125% senior notes at the end of 2004. Capitalization of interest costs relating to new construction and conversion of vessels was $2.9 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Interest Income. Interest income was $0.4 million for the nine months ended September 30, 2005, an increase of $0.2 million or 100%, compared to $0.2 million for the same period of 2004. The increase in interest income is due to a higher average cash balance of $34.4 million for the first nine months of 2005 compared to $15.2 million for the same period of 2004.

Income Tax Expense. Our effective tax rate was 36.6% and 37.2% for the nine months ended September 30, 2005 and 2004, respectively. Our effective tax rate decreased due mainly to our vessels shifting to and from foreign regions, which resulted in a change in our estimated foreign tax liability. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flow from operations, proceeds from issuances of our debt and common equity securities, and borrowings under our credit facilities. We require capital to fund ongoing operations, acquisitions, construction of new vessels, conversion or retrofit of existing vessels, vessel recertifications, other discretionary vessel and non-vessel capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the foreseeable future.

On September 30, 2005, we had a cash balance of $14.5 million. We also have a $100.0 million senior secured revolving credit facility due February 2009 with a current borrowing base of $60.0 million. As of September 30, 2005, we had $21.0 million outstanding under the facility and $39.0 million of credit immediately available thereunder. On October 5, 2005, we used a portion of the net proceeds from a post quarter-end public offering of common stock and a concurrent private placement of additional 6.125% senior notes to pay down our revolving credit facility to a zero balance. We have made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including OSVs, MPSVs, AHTS vessels, fast supply vessels, ocean-going tugs, tank barges and tankers, as needed to take advantage of the demand for such vessels.

On August 31 and September 1, 2005, respectively, we filed with the SEC registration statements on Form S-3 and Form S-4 in connection with a $350.0 million universal shelf and a $150.0 million acquisition shelf. On September 15, 2005, each of these registration statements were declared effective by the SEC. On October 4, 2005, we closed the private placement of $75.0 million of additional 6.125% senior notes that were priced at 99.25% of principal. On October 5, 2005, we closed an underwritten public offering of 6.1 million shares of our common stock at a price to the public of $35.35 per share, for total gross proceeds to us of $215.6 million before underwriting discounts, commissions and offering expenses. This public offering also included an additional 2.0 million shares sold by a selling stockholder, but we did not receive any proceeds from such sale.

We believe that our current working capital, projected cash flow from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future and, together with the proceeds from the October 2005 senior notes and common stock offerings, will fund the recently announced vessel newbuild and conversion programs. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as mild winter conditions, a reduction in domestic consumption of refined petroleum products, or declines in expenditures for exploration, development and production activity may affect our financial condition or results of operations. Depending on the market demand for OSVs, tugs and tank barges and other growth opportunities that may arise, we may require additional debt or equity financing.

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $52.2 million for the nine months ended September 30, 2005, compared to $14.6 million for the same period of 2004. The increase in operating cash flows during these periods was primarily related to substantially improved market conditions, the growth of our fleet and the net effect of the bond refinancing that we commenced in November 2004, which resulted in a lower interest rate and a change in the timing of our interest payments. Our cash flow from operations for the nine months ended September 30, 2005 reflects a full period of revenue contribution from one OSV and one fast supply vessel that were added to our fleet during 2004 and partial period contributions from two AHTS vessels and two new double-hulled tank barges that were placed in service during 2005.

As of December 31, 2004, we had federal tax net operating loss carryforwards of approximately $95.0 million available through 2018 to offset future taxable income. These tax net operating losses were generated primarily through accelerated tax depreciation applied to our newly acquired or constructed vessels. Our use of these federal tax net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current and planned fleet, however, we expect to continue generating federal tax net operating losses over the near term.

Investing Activities. Net cash used in investing activities was $97.0 million for the nine months ended September 30, 2005, compared to $43.2 million for the same period of 2004. Cash utilized in investing activities for both periods was primarily for construction costs incurred for our first tank barge newbuild program and the acquisitions of vessels. During the 2005 period, we acquired two foreign-flagged AHTS vessels and one coastwise tanker, the latter of which will be retrofitted under the MPSV conversion program described below. The HOS Saylor and HOS Navegante were purchased in January and March 2005, respectively. The aggregate purchase price and estimated retrofit costs for these two AHTS vessels is expected to be in the range of $28 million to $30 million, of which $27.9 million was incurred during the first nine months of 2005. We also took delivery of our first two double-hulled newbuild tank barges, the Energy 13501 and the Energy 11103, in March 2005 and July 2005, respectively. Upon completion of the current tank barge newbuild program, the five new double-hulled tank barges will more than replace the barrel-carrying capacity of the three single-hulled vessels that were retired from service pursuant to OPA 90. The net increase in our fleet barrel-carrying capacity will be approximately 330,000 barrels, or 28%, over our fleet size as of December 31, 2004.

In August and September 2005, we acquired two 6,100 horsepower tugs, which were renamed the Eagle Service and Patriot Service, respectively. The aggregate costs to purchase and retrofit these vessels are expected to be approximately $16.0 million, of which $11.1 million was incurred during the third quarter 2005. The two new tugs are estimated to be placed in service during the late fourth quarter of 2005 to service the additional newbuild tank barges expected to be delivered in that timeframe. The cash utilized for investing activities during the 2005 period was partially offset by approximately $4.3 million of net cash inflows from the sale of the Energy 9801 and the Energy 9501, two retired single-hulled tank barges, and the Yabucoa Service and the North Service, 3,000 and 2,200 horsepower tugs, respectively. The 2004 nine-month period reflects the acquisition of two tugs that were retrofitted and renamed the Freedom Service and Liberty Service and one fast supply vessel, the HOS Hotshot. For the remainder of 2005, investing activities are anticipated to include costs to complete construction of the three remaining double-hulled tank barges from our first newbuild program, the retrofit costs of the second two higher horsepower tugs, the conversion of two MPSVs, the acquisition, retrofit or conversion of additional vessels, and construction costs related to our recently announced OSV and tug and barge newbuild programs and other capital expenditures, including discretionary vessel modifications and corporate projects.

In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370 class MPSVs. The total project cost to acquire and convert the two vessels is expected to be approximately $65 million in the aggregate. While we are not yet contractually committed to a shipyard for the costs associated with this conversion program, approximately $8.0 million has been incurred to date. The remaining conversion costs are expected to be incurred during 2006 and early 2007. We plan to fund the project from current cash on-hand, projected cash flow from operations and a portion of the net proceeds from our recent public common stock offering and concurrent private placement of senior notes, which closed in October 2005. We anticipate delivery of the converted vessels during the first half of 2007. The M/V W.K. McWilliams, Jr., which we acquired in November 2001 and renamed the Energy Service 9001, and the M/V Benno C. Schmidt, which is the sister vessel to the Energy Service 9001 that we acquired in May 2005, are the two coastwise tankers that will be converted under the MPSV conversion program.

In September 2005, we announced new vessel construction programs for each of our two business segments. This will be our fourth OSV newbuild program and second tug and tank barge newbuild program. We are currently seeking bids from domestic shipyards for the two programs. Based on internal estimates, the incremental cost of these two programs is expected to be approximately $275.0 million in the aggregate, prior to the allocation of construction period interest. The precise number of vessels to be constructed and their specifications will be finalized as certain milestones are completed, including the negotiation of shipyard contracts. Construction costs related to these two programs will be funded, in part, with a portion of the proceeds from our recent common stock offering and concurrent senior note offering and projected cash flow from operations. We plan to build multiple new generation OSVs, which are expected to create an additional 20,000 deadweight tons of vessel capacity for an estimated incremental cost of approximately $170.0 million, in the aggregate. All of the new OSVs to be constructed under our fourth OSV newbuild program are expected to be delivered by mid-2008, with the first vessel due in mid-2007. We also plan to build several new double-hulled tank barges with an aggregate 400,000 barrels of additional barrel-carrying capacity and, unlike our first tank barge newbuild program, we currently plan to construct the related ocean-going tugs to be used as power units for the new barges. The estimated incremental cost of the new ocean-going tugs and ocean-going tank barges are now expected to be approximately $105.0 million, in the aggregate. All of the new vessels to be constructed under the second tug and tank barge newbuild program are expected to be delivered at various times during 2007.

Financing Activities. Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2005, which is primarily the result of the redemption of the $15.5 million non-tendered 10.625% senior notes in January 2005 and the borrowing of $21.0 million under our revolving credit facility during 2005. For the nine months ended September 30, 2004, net cash provided by financing activities was $33.2 million, which primarily resulted from our initial public offering of common stock on March 31, 2004, net of the repayment of our then-outstanding borrowings under our revolving credit facility.

During October 2005, we closed an underwritten public offering of 6.1 million shares of our common stock at a price to the public of $35.35 per share resulting in net proceeds of approximately $205.4 million. We also received approximately $73.1 million in net proceeds in connection with the concurrent private placement of an additional $75.0 aggregate principal amount of our 6.125% senior notes due 2014, or additional notes, under our indenture dated as of November 23, 2004. The additional notes were priced at 99.25% of principal amount to yield 6.232% and have substantially the same terms as the existing senior notes issued in November 2004, except that the issuance of the additional notes was not registered under the Securities Act. For the remainder of 2005, with the exception of possible employee-related stock option exercises or purchases under our employee stock purchase plan, we do not currently expect to generate cash from additional financing activities, including any borrowings under our revolving credit facility.

Contractual Obligations

We have a $100.0 million revolving credit facility due February 2009 with a borrowing base of $60.0 million. As of September 30, 2005, the weighted average interest rate was 6.31% under such facility. As of September 30, 2005, we had an outstanding balance of $21.0 million and $39.0 million of borrowing capacity immediately available under the facility. However, on October 4, 2005, we repaid the outstanding balance in full. We plan to negotiate a new revolving credit facility with our current bank group, and possibly add new lenders, by early 2006. Our goal will be to provide for, among other things, a longer maturity, increased borrowing capacity, lower interest rates and an updated covenant package commensurate with our improved credit standing.

As of September 30, 2005, we had outstanding debt of $225.0 million under our 6.125% senior unsecured notes, or senior notes. The effective interest rate on the senior notes is 6.38%. Semi-annual cash interest payments of $6.9 million are payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity on December 1, 2014, but pursuant to the indenture under which the senior notes are issued, we would be required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. For additional information with respect to our revolving credit facility and our senior notes, please refer to note 4 of our unaudited consolidated financial statements included herein.

As of September 30, 2005, we were committed under vessel construction contracts with two shipyards for a total of three double-hulled tank barges—one 135,000-barrel barge and two 110,000-barrel barges. Under our current newbuild program, the Energy 13501, the first of two 135,000-barrel double-hulled tank barges to be built, was placed in service on March 11, 2005 and the Energy 11103, the first of three 110,000-barrel barges to be built, was placed in service on July 10, 2005. The Energy 11104, the second 110,000-barrel barge to be built, was delivered on October 4, 2005, and was transported from a Great Lakes shipyard to New York Harbor where it was placed in service in late October 2005. For the three and nine months ended September 30, 2005, we incurred $24.0 million and $58.6 million, respectively, for our first tank barge newbuild program and the acquisition and retrofit of four higher horsepower, ocean-going tugs. The two remaining newbuild double-hulled tank barges and two remaining 6,000 horsepower tugs being retrofitted are expected to be placed in service during the fourth quarter of 2005. The construction of five barges under our first tank barge newbuild program, along with the purchase and retrofit of four higher horsepower, ocean-going tugs, is expected to cost approximately $121.0 million in the aggregate, of which approximately $110.0 million was incurred and paid from October 2003 through September 2005. We expect to incur the remaining balance of $11.0 million in the fourth quarter of 2005.

We expected to drydock a total of eight supply vessels, two tugs, and four tank barges for recertification and/or discretionary vessel enhancements during calendar 2005, at an estimated aggregate cost of approximately $13.0 to $14.0 million, which included approximately $5.0 to $5.5 million for deferred drydocking charges. During the three months ended September 30, 2005, we expended approximately $2.9 million for our vessel capital maintenance program, of which $1.2 million was accounted for as deferred drydocking charges and $1.7 million for other vessel capital improvements. During the nine months ended September 30, 2005, we expended approximately $8.9 million for our vessel capital maintenance program, of which $4.9 million was accounted for as deferred drydocking charges and $4.0 million for other vessel capital improvements. During the three months and nine months ended September 30, 2005, we also expended approximately $0.6 million and $2.2 million, respectively, for miscellaneous non-vessel related additions to property, plant and equipment and information technology initiatives.

Forward Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q, including certain information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended on Form 10-K/A, and other cautionary statements we make in this Quarterly Report on Form 10-Q.

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of vessels in our markets;

•	the mandated retirement of single-hulled tank barges prior to anticipated retirement dates;

•	the effects of competition;

•	our ability to complete vessels under construction or conversion without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	our ability to maintain adequate levels of insurance;

•	demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in international economic and political conditions;

•	changes in foreign currency exchange rates;

•	adverse foreign or domestic tax consequences;

•	uncollectible foreign accounts receivable or longer collection periods on such accounts;

•	financial stability of our customers;

•	retention of skilled employees and our management;

•	laws governing the health and safety of our employees working offshore;

•	catastrophic marine disasters;

•	adverse weather and sea conditions;

•	oil and hazardous substance spills;

•	war and terrorism;

•	acts of God;

•	our ability to finance our operations on acceptable terms and access the debt and equity markets to fund our capital requirements, which depend on general market conditions and our financial condition at the time;

•	our ability to charter our vessels on acceptable terms; and

•	our success at managing these risks.

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

We are subject to interest rate risk on our long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. Our senior notes, including the additional notes, accrue interest at the rate of 6.125% per annum and mature on December 1, 2014. There are no scheduled principal payments under the senior notes prior to their maturity date.

Our $100.0 million revolving credit facility due February 2009 has a current borrowing base of $60 million. As of September 30, 2005, we had approximately $21.0 million outstanding under our revolving credit facility, the balance of which was repaid in full on October 4, 2005. Assuming a 200 basis point increase in market interest rates during the three months ended September 30, 2005, our interest expense, net of capitalization, would have increased approximately $0.1 million net of taxes, resulting in no change to earnings per diluted share.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, our exposure to certain risks typically associated with foreign currency fluctuation is expected to increase. We currently have time charters for certain of our OSVs for service offshore Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under a fixed time charter with our fast supply vessel for service offshore Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. As of September 30, 2005, there were no material changes in our market or interest rate risk or material gains or losses associated with currency fluctuations since last reported on our Annual Report on Form 10-K for the period ended December 31, 2004, as amended by Form 10-K/A.

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

In July 2005, we completed a conversion to a new accounting system, which is used to perform accounting and financial reporting functions. In connection with the system conversion, internal controls and procedures have been modified as necessary to reflect the new system environment, however, we believe our overall financial reporting controls have not changed significantly. No other material changes to internal controls and procedures have occurred during the three months ended September 30, 2005.

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

*4.3	—Specimen 144A Global 6.125% Series A Senior Note Due 2014

Exhibit Number	Description of Exhibit

*4.4	—Specimen Regulation S Global 6.125% Series A Senior Note Due 2014

4.5

—Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2005).

4.6	—Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

4.7

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

4.8

—Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.9

—Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

10.1

—Underwriting Agreement, dated as of September 29, 2005, among Goldman, Sachs & Co., Jefferies & Company, Inc., Lehman Brothers, Bear Stearns & Co. Inc., Johnson Rice & Company, L.L.C., Simmons & Company International, Hibernia Southcoast Capital, Inc. and Pritchard Capital Partners LLC, Hornbeck Offshore Services, Inc. and SCF-IV, L.P. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated September 29, 2005).

10.2

—Purchase Agreement, dated as of September 29, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated September 29, 2005).

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

Hornbeck Offshore Services, Inc.

Date: November 9, 2005	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit

3.1	—Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

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

*4.3	—Specimen 144A Global 6.125% Series A Senior Note Due 2014

*4.4	—Specimen Regulation S Global 6.125% Series A Senior Note Due 2014

4.5

—Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2005).

4.6	—Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

4.7

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

4.8

—Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

Exhibit Number	Description of Exhibit

4.9

—Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

10.1

—Underwriting Agreement, dated as of September 29, 2005, among Goldman, Sachs & Co., Jefferies & Company, Inc., Lehman Brothers, Bear Stearns & Co. Inc., Johnson Rice & Company, L.L.C., Simmons & Company International, Hibernia Southcoast Capital, Inc. and Pritchard Capital Partners LLC, Hornbeck Offshore Services, Inc. and SCF-IV, L.P. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated September 29, 2005).

10.2

—Purchase Agreement, dated as of September 29, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated September 29, 2005).

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