Form 10-K
period 2005-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2006-03-16
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant's most recently completed second fiscal quarter is $310,711,654.

The number of outstanding shares of Common Stock as of January 31, 2006 is 27,154,519 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2006 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

ii

PART I

Items 1 and 2.—Business and Properties.

Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this annual report on Form 10-K, “company,” “we,” “us” and “our” refers to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. References in this annual report on Form 10-K to “OSVs” mean offshore supply vessels; to “MPSV” means multi-purpose supply vessel; to “AHTS” mean anchor-handling towing supply; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth, and ultra-deepwater areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a total vertical depth of 15,000’ or greater; and to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels.

BUSINESS

General

We are a leading provider of technologically advanced, new generation OSVs serving the offshore oil and gas industry, primarily in the U.S. Gulf of Mexico and in select international markets. The focus of our OSV business is on complex exploration and production activities, which include deepwater, deep well and other logistically demanding projects. Such other projects include, among others, the construction, maintenance and repair of offshore infrastructure. We are also a leading transporter of petroleum products through our tug and tank barge segment serving the energy industry, primarily in the northeastern United States and Puerto Rico.

In the mid-1990s, oil and gas producers began seeking large hydrocarbon reserves at deeper well depths using new, specialized drilling and production equipment. We recognized that the existing fleet of conventional 180’ OSVs operating in the U.S. Gulf of Mexico was not designed to support these more complex projects or to operate in the challenging environments in which they were conducted. Therefore, in 1997, we began a program to construct new generation OSVs based upon our proprietary designs. Since that time, we have constructed 17 new generation OSVs using proprietary designs, and have expanded our fleet with the acquisitions of a total of six additional new generation OSVs, one fast supply vessel, two AHTS vessels, and two coastwise sulfur tankers, currently undergoing conversion into MPSVs. Our OSV fleet is among the youngest in the industry with an average age of approximately six years. We are the only publicly traded company with a significant fleet of U.S.-flagged, new generation OSVs.

In September 2005, we announced our fourth OSV newbuild program, which was initially comprised of 20,000 deadweight tons of additional fleet capacity. This program was recently expanded by an additional 17,000 deadweight tons of capacity comprised of up to six, purpose built, 240EDF class OSVs.

In addition, we recently acquired a shore base facility located in Port Fourchon, Louisiana. The facility, which has been renamed HOS Port, will support our expanding OSV operations in the Gulf of Mexico and customers’ logistics requirements. We are currently developing expansion plans for the facility. Port Fourchon is a staging point for the vast majority of deepwater and ultra-deepwater activity in the Gulf of Mexico. HOS Port will not only support our existing OSV fleet, but will also provide a key logistics base for our HOS 370 class MPSVs once they are delivered.

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

Historically, demand for our OSV services has been primarily driven by the drilling of deep wells, whether in the deepwater or on the U.S. Continental Shelf, and other complex exploration and production projects that require specialized drilling and production equipment. In addition, our new generation OSVs are increasingly in demand by our customers for conventional drilling projects because of the ability of our OSVs to reduce overall offshore logistics costs for the customer through the vessel’s greater capacities and operating efficiencies. We have also observed an increased interest in the enhanced capabilities of our OSVs by customers in non-oilfield services such as the U.S. military.

According to the Minerals Management Service, or MMS, in 2005 the deepwater region accounted for 69% of total U.S. Gulf of Mexico oil production and 38% of total U.S. Gulf of Mexico natural gas production, up substantially from 4% and 1%, respectively, in 1990. In addition, the MMS estimates that deep reservoirs on the Continental Shelf may hold up to 55 tcf of undiscovered natural gas. This potential reserve base compares favorably to the current total of approximately 26 tcf of proven natural gas reserves in the entire U.S. Gulf of Mexico. Our new generation OSVs are also well suited for drilling in logistically demanding projects and remote frontier areas, where support infrastructure is severely limited.

Our tug and tank barge fleet consists of 12 active ocean-going tugs and 18 active ocean-going tank barges. During 2005, we took delivery of five double-hulled tank barges under our first tank barge newbuild program and completed retrofitting two 6,100 horsepower tugs. These vessels added 600,000 barrels of new double-hulled capacity, more than replacing the barrel-carrying capacity lost when we retired three of our single-hulled tank barges from service at the end of 2004 as mandated by OPA 90. As part of the first newbuild program, two remaining 6,100 horsepower tugs are being retrofitted and are currently expected to be placed in service during the late first quarter of 2006.

In September 2005, we announced a second tug and tank barge newbuild program that is expected to add, in the aggregate, approximately 400,000 barrels of double-hulled barge capacity and related tugs to the tug and tank barge fleet. As part of this program, we recently executed contracts with a domestic shipyard to build three double-hulled tank barges with an aggregate carrying capacity of 180,000 barrels. Upon completion of our second tug and tank barge newbuild program, 58% of our tank barge fleet barrel-carrying capacity will be double-hulled, up from 46% today and 7% at the end of 2004.

We believe our tug and tank barge business complements our OSV business by providing additional revenue and geographic diversification, while allowing us to offer another line of services to integrated oil and gas companies. We were recently able to develop a new market for our double-hulled tank barges performing well test services for our OSV customers in the deepwater Gulf of Mexico. Demand for our tug and tank barge services is primarily driven by the level of refined petroleum product consumption in the northeastern United States and Puerto Rico, our core operating markets. The Energy Information Administration, or EIA, projects that refined petroleum product consumption in the East Coast region of the United States will increase by an average of 1.6% per year from 2006 to 2010. Demand for refined petroleum products is primarily driven by population growth, the strength of the U.S. economy, seasonal weather patterns, oil prices and competition from alternate energy sources.

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

The U.S. Gulf of Mexico is a critical oil and natural gas supply basin for the United States. In response to oilfield damage from Hurricane Andrew, the MMS offered incentives, such as deepwater royalty relief, to energy companies to explore and develop hard-to-reach areas of the U.S. Gulf of Mexico. According to the MMS, from the first major deepwater leasing boom in 1995 to the end of 2004, oil production grew 510 percent to 922 thousand barrels per day and natural gas production grew 680 percent to 3.9 billion cubic feet per day.

While the shallow waters of the Continental Shelf have been actively explored for decades, relatively few deep wells have been drilled historically due to the high cost associated with these wells. Based on information received from our customers, the dry hole cost of a typical Continental Shelf well drilled from 8,000’ to 12,000’ generally ranges from $4 million to $8 million, while the dry hole cost for a deep well drilled in a similar location but to 15,000’ or more can range from $10 million to $75 million. The higher costs associated with the drilling of deep wells can be attributed to, among other things, the need for specialized, high-end drilling rigs and related equipment, greater volumes of downhole materials such as liquid mud, tubular products and cement, and longer drilling times.

Despite the higher costs associated with deep well Continental Shelf drilling, operators, especially those in search of natural gas, have continued to demonstrate interest. This interest is driven by, among other things, the potential for the discovery of significant natural gas reserves. The MMS estimates that there may be up to 55 tcf of undiscovered, conventionally recoverable, deep well natural gas on the Continental Shelf. Moreover, the abundance of existing platforms, production facilities and pipelines on the Continental Shelf allow new deep gas to flow quickly to market. In addition, MMS data indicates that large new reservoirs potentially offer higher production rates at deep depths than in more mature, shallower well areas. Furthermore, in order to stimulate drilling deeper wells in shallow water depths, the MMS enacted royalty relief in these areas of the Continental Shelf in 2001, expanded the program in August 2003 and again in January 2004. As recently as January 2006, the MMS offered additional relief to lessees or operators that drill wells deeper than 25,000’ total vertical depth below the ocean surface. These factors partly compensate for the higher drilling costs of deep wells on the Continental Shelf. While overall natural gas production from the shelf declined, from 4.8 tcf in 1997 to 3.4 tcf in 2002, leasing activity in water depths less than 500 feet increased from a low of 160 total block leases in 1999 to 580 total block leases in 2005.

Recent discoveries of large hydrocarbon reserves in deepwater fields in the Gulf of Mexico and at deeper well depths on the Continental Shelf have resulted in increased developmental and exploratory drilling activities in these areas. The deepwater region of the U.S. Gulf of Mexico is an increasingly important source of oil and natural gas production with many unexplored areas of potential oil and natural gas reserves. According to the Deepwater Gulf of Mexico 2005: Interim Report of 2004 Highlights, published by the MMS, there have been over 900 exploration wells drilled in the deepwater U.S. Gulf of Mexico since 1995 with at least 115 announced deepwater discoveries over the same time period. Twenty deepwater discoveries have been announced in the last six years in water depths greater than 7,000 feet. Additionally, the expiration of leases with substantial reserve potential is expected to stimulate exploration and development in the U.S. Gulf of Mexico.

Because oil and natural gas exploration, development and production costs in the shallow well Continental Shelf market are generally lower than those in the deepwater or deep well environments, shallow well drilling activity on the Continental Shelf is typically more sensitive to fluctuations in commodity prices, particularly the price of natural gas. Accordingly, actual or anticipated decreases in oil and natural gas prices generally result in reduced offshore drilling activity and correspondingly lower demand for the conventional 180’ OSVs serving the shallow well Continental Shelf market. This causes a corresponding decline in OSV dayrates and utilization rates in that market. In contrast, the relatively larger capital commitments and longer lead times and investment horizons associated with deepwater, particularly ultra-deepwater, and deep well developments make it less likely that an operator will abandon such projects in response to a short-term decline in oil or natural gas prices. Dayrates and utilization rates for new generation OSVs that serve the deepwater and deep well markets experience less volatility compared to conventional 180’ OSVs and are, therefore, generally less sensitive to short-term commodity price fluctuations.

According to our analysis of the industry and data compiled from various industry sources, including the U.S. Coast Guard, we estimate that as of December 31, 2005, the U.S.-flagged OSV fleet currently in operation totals 335 vessels, substantially all of which are located in the Gulf of Mexico. Of this total, 179, or 53%, are conventional 180’ OSVs that primarily operate on the Continental Shelf. The remaining 156 vessels are U.S. flagged, new generation OSVs, with 115 currently operating in the U.S. Gulf of Mexico. However, during mid-2002 to mid-2004, the most recently experienced soft market in the deepwater, we observed that these modern vessels increasingly migrated, at premium dayrates, to conventional drilling environments, such as the U.S. Continental Shelf, Mexico and Trinidad. Of the conventional OSV fleet, a significant number are currently cold-stacked. Vessels that are cold-stacked have generally been removed from active service by the operator due to lack of demand. In contrast, we believe there are no new generation OSVs currently cold-stacked.

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

The capabilities and capacities of larger new generation OSVs have resulted in average utilization rates for these OSVs working in the U.S. Gulf of Mexico of approximately 95% since their introduction in 1999, which spans two significant market downturns. In contrast, the average utilization rate for the conventional 180’ OSV fleet over the same period has been approximately 63%, not taking into account cold-stacked conventional 180’ OSVs. Additional utilization for new generation OSVs has come from increasing demand for these vessels in support of conventional shelf drilling projects. Moreover, during the same period, average dayrates for new generation OSVs were generally double the average dayrates of conventional 180’ OSVs. We believe that demand has outpaced the supply of new generation OSVs in the U.S. Gulf of Mexico. We base our belief on the recent and expected drilling activity in all sectors of the U.S. Gulf of Mexico and the observed departure of certain new generation OSVs to domestic non-oilfield and foreign oilfield markets, after taking into account vessels currently available and vessels being constructed under announced construction plans. Furthermore, although U.S.-flagged vessels operating in overseas locations may be remobilized to the U.S. Gulf of Mexico, historically such re-mobilization by our competitors’ vessels has been limited.

Our OSV Business

We currently own and operate a fleet of 25 new generation OSVs, which includes two AHTS vessels that are primarily operating as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel, we own two coastwise sulfur tankers that are currently undergoing conversion into MPSVs, and we recently acquired a logistics shore base in Port Fourchon to support our domestic OSV needs. In a series of three newbuild programs, we engineered and supervised the construction of 17 of our OSVs expressly to meet the demands of deepwater regions and other complex drilling projects, based on our proprietary designs. Drawing from the vessel operating experience of our in-house engineers, we work closely with potential charterers to design vessels specifically to meet their anticipated needs. This is particularly significant when the charterer will operate a project that could have a duration of more than 20 years and require expenditures exceeding $1 billion. Our 17 proprietary OSVs have up to three times the dry bulk capacity and deck space, two to ten times the liquid mud capacity and two to four times the deck tonnage compared to conventional 180’ OSVs. The advanced cargo handling systems of our proprietary OSVs allow for dry bulk and liquid cargos to be loaded and unloaded three times faster than conventional 180’ OSVs, while the solid state controls of their engines typically result in a 20% greater fuel efficiency than vessels powered by conventional engines. In addition, our larger classes of proprietary OSV designs, designated by us as our 240 ED and 265 classes, were designed, in part, to supply the substantially greater liquid mud volume and other cargo capacity required for ultra-deepwater drilling. We believe that our customers’ recognition of the superior capabilities of our proprietary OSVs has contributed to our ability to achieve higher dayrates and utilization rates and increased overall operating cost efficiencies than our competitors.

All of our new generation OSVs are equipped with dynamic positioning systems and controllable pitch thrusters, which allow our vessels to maintain position with minimal variance, and state-of-the-art safety, emergency power, fire alarm and fire suppression systems and systems monitoring equipment. The unique hull design and integrated rudder and thruster system of our 17 proprietary OSVs provide for a more maneuverable vessel. These proprietary vessels also have double-bottomed and double-sided hulls that should minimize environmental impact in the event of vessel collisions or groundings, solid state controls that minimize visible soot and polluting gases and zero discharge sewage and waste systems that minimize the impact on marine environments. In addition, these 17 vessels are either fully SOLAS (Safety of Life at Sea) certified or SOLAS ready. SOLAS is the international convention that regulates the technical characteristics of vessels for purposes of ensuring international standards of safety for vessels engaged in commerce between international ports. These features allow us to market our proprietary OSVs for service in international markets.

Our technologically advanced, new generation OSVs are also capable of providing specialty services in support of certain of our customers, including well stimulation, remotely operated vehicles, or ROVs, used in oilfield subsea construction and maintenance, underwater inspections, marine seismic operations, and certain non-energy applications such as fiber optics cable installation, military work and containerized cargo transportation. Compared to conventional 180’ OSVs, our OSVs have more dead weight capacity, deck space, and berthing accommodations, improved maneuverability and greater fuel efficiency. We believe these characteristics strengthen demand for our OSVs in specialty situations. The

HOS Innovator currently provides ROV subsea construction and maintenance support for a large oilfield service company. The BJ Blue Ray provides deepwater well stimulation support services for another large oilfield service company. This vessel was the first U.S.-flagged well stimulation vessel to receive the American Bureau of Shipping WS and DPS2 class notations. We believe the BJ Blue Ray is one of the most technologically sophisticated well stimulation vessels in the world. In addition to the traditional energy-related market for our OSVs, we have experienced increased demand for specialized non-energy-related uses, which has recently afforded us the opportunity to diversify the market for our vessels and further tightened supply in the U.S. Gulf of Mexico.

On June 26, 2003, we acquired five 220’ new generation OSVs from Candy Marine Investment Corporation, an affiliate of Candy Fleet Corporation, or Candy Fleet. Following the completion in July 2003 of a private placement of our common stock and satisfaction of certain other conditions, on August 6, 2003 we acquired an additional 220’ new generation OSV from Candy Fleet. These six vessels complement our existing OSV fleet and have allowed us to expand our service offerings to clients, particularly those drilling wells on the Continental Shelf.

In May 2004, we exercised our option to purchase the HOS Hotshot, a 165’ new generation fast supply vessel, from a domestic shipyard, after having bareboat chartered the vessel for one-year. This vessel is currently working under a long-term contract in Mexico.

In January 2005, we acquired a new generation AHTS vessel from a private owner. This vessel, renamed the HOS Saylor, was our first foreign-flagged vessel. In March 2005, we acquired the HOS Navegante, the sister vessel to the HOS Saylor, from an affiliate of the private owner from which the HOS Saylor was acquired. The HOS Navegante, which is also foreign-flagged, was placed in service in June 2005. These strategic vessel acquisitions complement our growing market presence in international waters. The HOS Saylor and HOS Navegante are currently working under long-term contracts in Mexico and Trinidad, respectively. While these vessels have anchor-handling capabilities and may be used for that purpose, we currently are using them primarily as supply vessels and for towing jack-up rigs.

We purchased a coastwise sulfur tanker, the Energy Service 9001, formerly known as the M/V W.K. McWilliams, Jr., from Freeport-McMoRan Sulphur in November 2001. In the second quarter of 2005, we acquired an identical second coastwise sulfur tanker, the M/V Benno C. Schmidt. We are converting these two vessels into 370 class MPSVs. The total project cost to acquire and convert the two vessels is expected to be at least $65.0 million in the aggregate. We anticipate delivery of the converted vessels during 2007. We believe that these MPSVs will be the largest OSVs in the world, each with cargo carrying capacities of over 10,000 deadweight tons and a minimum of 30,000 barrels of liquid mud. Each MPSV will have nearly three times the deadweight and liquid mud capacity of one of our 265 class new generation OSVs and more than eight times the liquid mud capacity of one of our 200 class new generation OSVs. The MPSVs represent the culmination of a three-year effort by our in-house engineering team to design a multi-purpose supply vessel. The resulting plan to convert the Energy Service 9001 and the Benno Schmidt is based on recent customer feedback and expressed demand for a larger, more versatile, DP-2 vessel capable of meeting the evolving needs of the exploration, development and production life-cycle of an ultra-deepwater field. The hulls of these sister vessels, which were purpose-built for the specific gravity of molten sulfur as a cargo, make them uniquely suited to be converted into large liquid mud carriers. This is especially important given the ever-increasing volumes of liquid mud necessary to spud a deep well today, with some projects requiring as many as 100,000 barrels of drilling fluid per spud. These MPSVs will offer our customers multiple capabilities that we believe are well beyond those of any OSV offered or under construction today. With these MPSVs, we will have introduced a single vessel that can perform a variety of specialty services for which customers must currently use several different types of vessels. In addition to traditional offshore supply vessel capabilities, these MPSVs can support offshore construction, deepwater well testing, subsea well intervention, ROV operations, pipeline commissioning, pipe-hauling and flotel services, among others.

In September 2005, we announced our fourth OSV newbuild program under which we initially planned to build an additional 20,000 deadweight tons of new generation OSV vessel capacity. We recently announced plans to expand this newbuild program to include four 240EDF class OSVs that will add approximately 11,000 deadweight tons of capacity. The 240EDF class adopts our proprietary 240ED design with modifications that allow for faster transit speeds, a feature that customers have requested, in markets that we serve. Excluding capitalized construction period interest, the current estimated cost of our fourth OSV newbuild program is approximately $290.0 million, in the aggregate. We are contractually committed with a U.S. Gulf Coast shipyard for two of the four OSVs in this program and with a West Coast shipyard for the two remaining vessels. The latter contract contains options for two additional vessels that would add 6,000 deadweight tons of capacity. The 240EDF class OSVs to be constructed under this newbuild program are expected to be delivered by mid-2008, with the first vessel due in late 2007. The remaining vessels to be constructed under our fourth OSV newbuild program, their specifications and expected delivery dates will be finalized as certain milestones are completed, including the negotiation of shipyard contracts. Construction costs related to this program will be funded with a portion of the proceeds from our recent public common stock offering and concurrent private note offering as well as from projected cash flow from operations.

In December 2005, we acquired a shore base facility, formerly known as ASCO Magnolia, located in Port Fourchon, Louisiana for approximately $5.0 million. The facility, which has been renamed HOS Port, will support our expanding OSV operations in the Gulf of Mexico and customers’ logistics requirements. The facility lease has eight years remaining on its initial term, with four additional five-year renewal periods. We are currently developing expansion plans for the facility. This acquisition further underscores our long-term commitment to, and continued favorable outlook for, our primary operating market. HOS Port will not only support our existing OSV fleet, but will also provide a key logistics base for our HOS 370 class MPSVs once they are delivered.

The following table provides information, as of, March 1, 2006, regarding our fleet of vessels that serve our OSV customers.

Offshore Supply Vessels

Name	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)		Brake Horsepower
Offshore Supply Vessels:
BJ Blue Ray	265	Well Stimulation	Nov 2001	3,756		6,700
HOS Brimstone	265	Supply	Jun 2002	3,756		6,700
HOS Stormridge	265	Supply	Aug 2002	3,756		6,700
HOS Sandstorm	265	Supply	Oct 2002	3,756		6,700
HOS Newbuild #1	240 EDF	TBD	TBD(1)	2,850	est.	6,000	est.
HOS Newbuild #2	240 EDF	TBD	TBD(1)	2,850	est.	6,000	est.
HOS Newbuild #3	240 EDF	TBD	TBD(1)	2,850	est.	6,000	est.
HOS Newbuild #4	240 EDF	TBD	TBD(1)	2,850	est.	6,000	est.
HOS Bluewater	240 ED	Military	Mar 2003	2,850		4,000
HOS Gemstone	240 ED	Military	Jun 2003	2,850		4,000
HOS Greystone	240 ED	Military	Sep 2003	2,850		4,000
HOS Silverstar	240 ED	Military	Jan 2004	2,850		4,000
HOS Innovator	240 E	ROV Support(2)	Apr 2001	2,380		4,500
HOS Dominator	240 E	Supply	Feb 2002	2,380		4,500
HOS Deepwater	240	Supply	Nov 1999	2,250		4,500
HOS Cornerstone	240	Supply	Mar 2000	2,250		4,500
HOS Explorer	220	Supply	Feb 1999 (Jun 2003)	1,607		3,900
HOS Express	220	Supply	Sep 1998 (Jun 2003)	1,607		3,900
HOS Pioneer	220	Supply	Jun 2000 (Jun 2003)	1,607		4,200
HOS Trader	220	Supply	Nov 1997 (Jun 2003)	1,607		3,900
HOS Voyager	220	Supply	May 1998 (Jun 2003)	1,607		3,900
HOS Mariner	220	Supply	Sep 1999 (Aug 2003)	1,607		3,900
HOS Crossfire	200	Supply	Nov 1998	1,750		4,000
HOS Super H	200	Supply	Jan 1999	1,750		4,000
HOS Brigadoon	200	Supply	Mar 1999	1,750		4,000
HOS Thunderfoot	200	Supply	May 1999	1,750		4,000
HOS Dakota	200	Supply	Jun 1999	1,750		4,000

Multi-Purpose Supply Vessels:
Energy Service 9001	370	Multi-Purpose	TBD(3)	10,300	est	TBD
M/V Benno C. Schmidt	370	Multi-Purpose	TBD(3)	10,300	est	TBD

Anchor-Handling Towing Supply Vessel:
HOS Saylor (4)	240	Towing/Supply	Oct 1999 (Jan 2005)	3,322		8,000
HOS Navegante (4)	240	Towing/Supply	Jan 2000 (Mar 2005)	3,322		7,845

Fast Supply Vessel:
HOS Hotshot	165	Fast Supply	Apr 2003 (May 2004)	260		6,200

TBD—to	be determined
(1)	HOS Newbuild #1 and HOS Newbuild #2 are two 240 EDF class OSVs currently under construction at a Gulf Coast shipyard and HOS Newbuild #3 and HOS Newbuild #4 are two 240EDF class OSVs currently under construction at a West Coast shipyard, with anticipated delivery from late 2007 through mid-2008.
(2)	The term “ROV” means remotely operated vehicle.
(3)	These two coastwise sulfur tankers, which will be renamed later, are currently being converted into 370 class MPSVs and are expected to be placed in service during 2007
(4)	We acquired the HOS Saylor and the HOS Navegante, each a foreign-flagged vessel, in the first quarter of 2005. We are currently using the HOS Saylor and HOS Navegante primarily for their OSV capabilities and for towing jack-up rigs.

We have designed and constructed five distinct classes of proprietary OSVs and added a sixth class, through the acquisitions of six OSVs from Candy Fleet, to meet the diverse needs of the offshore oil and gas industry. The following table provides a comparison of certain specifications and capabilities of our new generation OSVs to conventional 180’ OSVs.

		Our Proprietary Design OSV Classes(1)					Acquired OSVs
	Conventional 180’ OSV(2)	200	240	240 E	240 ED	265	220(3)
Size
Class length overall (ft.)	180	200	240	240	240	265	220
Breadth (ft.)	40	54	54	54	54	60	46
Depth (ft.)	14	18	18	18	20	22	17
Maximum draft (ft.)	12	13	13	13	14.5	16	13.7
Deadweight (long tons)	950	1,750	2,250	2,380	2,850	3,756	1,607
Clear deck area (sq. ft.)	3,450	6,580	8,836	8,100	8,100	9,212	5,472
Capacity
Fuel capacity (gallons)	79,400	90,000	151,800	135,100	104,210	151,800	114,490
Fuel pumping rate (gallons per minute)	275	550	550	550	550	500	380
Drill water capacity (gallons)	120,000	240,000	240,000	240,000	311,000	413,000	99,000
Dry bulk capacity (cu. ft.)	4,000	7,000	8,400	8,400	6,000	10,800	8,040
Liquid mud capacity (barrels)	1,200	3,640	6,475	6,475	8,300	10,500	2,955
Liquid mud pumping rate (gallons per minute)	250	500	1,000	1,000	1,000	1,000	1,200
Potable water capacity (gallons)	11,500	52,200	52,200	52,200	30,400	20,430	26,800
Machinery
Main engines (horsepower)	2,250	4,000	4,000	4,000	4,000	6,700	3,900
Auxiliaries (number)	2	3	3	3	3	3	2
Total rating (kw)	200	750	750	750	750	860	250
Bow thruster (horsepower)	325	800	1,600	1,600	1,600	2,400	530
Type of Pitch	Fixed	Controllable	Controllable	Controllable	Controllable	Controllable	Fixed
Stern thruster (horsepower)	None	300	300	800	800	1,600	300
Type of Pitch	—	Controllable	Controllable	Controllable	Controllable	Controllable	Fixed
Fire fighting (gallons per minute)	None	1,250	2,700	2,700	2,700	2,700	2,600
Dynamic positioning(4)	None	DP0,1	DP1	DP2	DP2	DP2,3	DP0,1
Crew Requirements
Number of personnel(5)	5	6	6	7	7	8	6

(1)	We now have two additional new proprietary classes of OSVs under construction or conversion.
(2)	Statistics are for a typical 180’ class vessel. Actual specifications and capabilities may vary slightly from vessel to vessel.
(3)	Excludes the HOS Saylor and the HOS Navegante, which are foreign-flagged AHTS vessels, and the HOS Hotshot, which is a fast supply vessel.
(4)	Dynamic positioning permits a vessel to maintain position without the use of anchors. The numbers “0,” “1,” “2” and “3” refer to increasing levels of technical sophistication and system redundancy features.
(5)	Regulatory manning requirements; depending on the services provided, operators may man vessels with more crew than required by regulations.

Additional information with respect to our OSV segment can be found in Note 14 of our consolidated financial statements.

Tugs and Tank Barges

The Tug and Tank Barge Industry

Introduction.    The domestic tank barge industry provides marine transportation of crude oil, petroleum products and petrochemicals by tug and tank barge, and is a critical link in the

U.S. petroleum distribution chain. Petroleum products are transported in the northeastern United States through a vast network of terminals, tankers and pipelines. We believe, based upon our analysis of the industry, that in the northeastern United States over 370 million barrels of petroleum products are transported annually by tank barges. Additionally, the EIA estimates that Puerto Rico, our other core area of operation, consumes 218 thousand barrels of oil daily, approximately 80 million annually. Since Puerto Rico relies on imports to meet its energy needs, petroleum products are delivered by tank barge for transportation and electric power generation.

Demand for tug and tank barge services in the northeastern United States is primarily driven by population growth, the strength of the U.S. economy, seasonal weather patterns, oil prices and competition from alternate energy sources. According to the EIA, demand for petroleum products in the northeastern United States is expected to increase approximately 1.6% annually through 2010, which we believe will generate steadily increasing demand for the tank barge industry.

The largest tank barge market in the northeastern United States is New York Harbor. Imported petroleum products are primarily delivered to New York Harbor as it has the capacity to receive products in cargo lots of 50,000 tons or more per tanker. By contrast, draft limitations in most New England ports and drawbridge limitations in Boston and Portland, Maine limit the average cargo carrying capacity of direct imports into many of the largest New England ports to about 30,000 tons per tanker. As a result, ships importing directly into New England must frequently discharge in multiple ports or terminals or transfer cargos to tank barges. As existing single-hulled tankers are retired due to age or as mandated under OPA 90, they are typically replaced by larger tankers. These larger-sized tankers are being built to facilitate the importation of crude oil and petroleum products into the United States. According to the EIA, over the last 20 years, importation of crude oil to the Northeast has grown at a compounded annual rate of 2.6% while the volume of imported crude oil and petroleum products is expected to grow at a compound annual rate of 2.4% through 2025.

As larger petroleum tankers are being built, we believe that direct delivery into New York Harbor will generate increased tank barge demand for lightering services and further shipment to New England, the Hudson River and Long Island.

Oil Pollution Act of 1990.    OPA 90 mandates that all single-hulled tank vessels operating in U.S. waters be removed from service according to a set time schedule. Data provided by a U.S. Coast Guard report dated September 2001 indicates that 5.5 million barrels of single-hulled tank barge capacity would be retired by 2005 and an additional 3.5 million barrels by 2010, as mandated by OPA 90. According to the report, this represented on a cumulative basis as of each such retirement date, 32% and 52%, respectively, of the total 17.2 million barrel single- hulled tank barge capacity that existed in 2001. The following chart illustrates the capacity of tank vessels that must be removed from service from 2001 through 2015. We believe that, absent a substantial increase in the number of double-hulled vessels constructed in the industry or an increase in customer preference for double-hulled vessels, this reduction in capacity, assuming steady demand, may continue to favorably impact dayrates and utilization of the remaining single-hulled tank barges, including our own.

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

Our Tug and Tank Barge Business

We offer marine transportation, distribution and logistics services primarily in the northeastern United States and Puerto Rico with our owned fleet of 12 active ocean-going tugs and 18 active ocean-going tank barges. We provide our services to major oil companies, refineries and oil traders. Generally, a tug and tank barge work together as a “tow” to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either “clean” or “dirty”. Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts.

Our tugs and tank barges serve the northeastern U.S. coast, primarily New York Harbor, by transporting both clean and dirty petroleum products to and from refineries and distribution terminals. Our tugs and tank barges also transport both clean and dirty petroleum products from refineries and distribution terminals in Puerto Rico to the Puerto Rico Electric Power Authority and to utilities located on other Caribbean islands. In addition, we provide ship lightering, bunkering and docking services in these markets and are well positioned to provide such services to the increasing number of new tankers that are too large to make direct deliveries to distribution terminals and refineries. During the fourth quarter of 2005, we developed a new market for our double-hulled barges by performing well test services for our OSV customers in the deepwater Gulf of Mexico.

On May 31, 2001, we acquired nine ocean-going tugs and nine ocean-going tank barges from the Spentonbush/Red Star Group, composed of certain affiliates of Amerada Hess, as well as the business related to these tugs and tank barges, greatly expanding our capacity in the northeastern United States and increasing our market share of the coastwise trade on the U.S. upper east coast. As part of the acquisition, Amerada Hess entered into a long-term contract of affreightment, or COA, with us pursuant to which Amerada Hess committed to use us as its exclusive marine logistics provider and transporter of liquid petroleum products by tank barge in the northeastern United States. Under this contract, Amerada Hess committed to ship a minimum of 45 million barrels annually for an initial period from June 1, 2001 through March 31, 2006. We have decided not to renew that COA; however, we have recently entered into long-term time charters with Amerada Hess for two tank barges. The time charters will take effect upon the expiration of the COA on March 31, 2006. Although we expect to considerably reduce the amount of cargo we will transport for Amerada Hess, following the expiration of our COA, we believe that we will be able to replace through other customers any volumes that Amerada Hess does not transport due to the fact that the tank barge market in the northeastern United States is currently operating at or near capacity.

During 2005, we completed construction of three 110,000-barrel barges, two 135,000-barrel barges and the retrofit of two 6,100 horsepower tugs. Under our first tank barge newbuild program, the Energy 13501 and Energy 13502, 135,000-barrel double-hulled tank barges, were placed in service on March 11, 2005 and December 1, 2005, respectively. The Energy 11103, Energy 11104 and Energy 11105, 110,000-barrel double-hulled tank barges, were placed in service on July 10, 2005, October 21, 2005 and December 29, 2005, respectively. Our first tank barge newbuild program has added new barrel-carrying capacity of 600,000 barrels in the aggregate, more than replacing the 270,000 barrels of aggregate barrel-carrying capacity lost when we retired three of our single-hulled tank barges from service at the end of 2004, as mandated by OPA 90. Two remaining 6,100 horsepower tugs under the first newbuild program are currently being retrofitted and are expected to be placed in service during the late first quarter 2006.

In September 2005, we announced our second tug and tank barge newbuild program. The estimated incremental cost of the new ocean-going tugs and ocean-going tank barges to be constructed under this program is currently expected to be approximately $105 million in the aggregate. We are contractually committed with a domestic shipyard for three double-hulled barges with a total of 180,000 barrels of carrying capacity. We plan to build an additional 220,000 barrels of double-hulled tank barge barrel-carrying capacity and, unlike our first tank barge newbuild program, we may construct the related ocean-going tugs to be used as power units for the new barges, which will total 400,000 barrels of capacity. We will continue to seek bids from domestic shipyards for additional vessels under this program. The precise number of additional vessels to be constructed and their specifications will be finalized as certain milestones are completed, including the negotiation of shipyard contracts. Construction costs related to this program will be funded, in part, with a portion of the proceeds from our recent public common stock offering and concurrent note offering and projected cash flow from operations. All of the new vessels to be constructed under the second tug and tank barge newbuild program are expected to be delivered from mid-2007 through mid-2008.

Currently, six of our tank barges are double-hulled and are not subject to OPA 90 retirement dates. Upon completion of our second tug and tank barge newbuild program, 58% of our tank barge fleet barrel-carrying capacity will be double-hulled, up from 46% today and 7% at the end of 2004. Ten of our 12 active single-hulled tank barges are not required under OPA 90 to be retired or double-hulled until 2015. The two other single-hulled tank barges are required to be retired from service in 2009. Based on the remaining lives of the majority of our tank barge fleet under OPA 90 and our recent and pending construction programs, we believe we are well positioned to obtain additional customers in the northeastern United States, as a large portion of the then-available capacity in that market was removed from service on January 1, 2005.

The following tables provide information, as of March 1, 2006, regarding the tugs and tank barges that we own, as well as the three double-hulled tank barges now under construction and the two tugs currently being retrofitted.

Ocean-Going Tugs

Name	Gross Tonnage	Length (feet)	Year Built	Brake Horsepower
Freedom Service	180	126	1982	6,140
Liberty Service	180	126	1982	6,140
Patriot Service(1)	198	124	1996	6,140
Eagle Service(1)	198	124	1996	6,140
Ponce Service	190	107	1970	3,900
Caribe Service	194	111	1970	3,900
Atlantic Service	198	105	1978	3,900
Brooklyn Service	198	105	1975	3,900
Gulf Service	198	126	1979	3,900
Tradewind Service	183	105	1975	3,200
Spartan Service	126	102	1978	3,000
Sea Service	173	109	1975	2,820
Bayridge Service	194	100	1981	2,000
Stapleton Service	146	78	1966	1,530

(1)	We purchased the Patriot Service and Eagle Service from a private owner on August 12 and September 6, 2005, respectively. Following a retrofit period in a shipyard, the vessels are expected to be placed in service during the late first quarter of 2006.

Ocean-Going Tank Barges

Name	Barrel Capacity		Length (feet)		Year Built	OPA 90 Date(1)
Active:
Ocean-Going Tank Barges:
Energy 13501	135,380		450		2005	DH
Energy 13502	135,380		450		2005	DH
Energy 11101	111,844		420		1979	2009
Energy 11102	111,844		420		1979	2009
Energy 11103	112,269		390		2005	DH
Energy 11104	112,269		390		2005	DH
Energy 11105	112,269		390		2005	DH
Energy 8001	81,364		350		1996	DH
Energy 7002	72,693		351		1971	2015
Energy 7001	72,016		300		1977	2015
Energy 6504	66,333		305		1958	2015
Energy 6505	65,710		328		1978	2015
Energy 6503	65,145		327		1988	2015
Energy 6502	64,317		300		1980	2015
Energy 6501	63,875		300		1974	2015
Energy 6506	60,000	est.	360	est.	TBD(3)	DH
Energy 6507	60,000	est.	360	est.	TBD(3)	DH
Energy 6508	60,000	est.	360	est.	TBD(3)	DH
Energy 5501	57,848		341		1969	2015
Energy 2201	22,556		242		1973	2015
Energy 2202	22,457		242		1974	2015

Inactive:
Energy 8701	86,454		360		1976	(2)

TBD:	To be determined.
DH:	OPA 90 limitations are not applicable to these double-hulled vessels.
(1)	Prior to January 1 of the year indicated (except for the Energy 11101 for which the date is June 1), according to OPA 90, the vessel must be refurbished as a double hull or be retired from service in U.S. waters. For a discussion of OPA 90 see “—Environmental and Other Governmental Regulation” below.
(2)	The Energy 8701 was removed from service for the transportation of petroleum products in navigable waters of the United States prior to January 1, 2005 due to OPA 90.
(3)	Energy 6506, Energy 6507 and Energy 6508 are 60,000-barrel double-hulled tank barges currently under construction with anticipated delivery during 2007.

Additional information with respect to our tug and tank barge segment can be found in Note 14 of our consolidated financial statements.

Our Competitive Strengths

Technologically Advanced Fleet of New Generation OSVs.    Our technologically advanced, new generation OSVs were designed with the specifications necessary for operations in complex and challenging drilling environments, including deepwater, deep well and other logistically demanding projects. Such other projects include, among other things, the construction, maintenance and repair of offshore infrastructure. Our new generation OSVs have significantly more capacity and operate more efficiently than conventional 180’ OSVs. While operators are especially concerned with a vessel’s ability to avoid collisions with multi-million dollar drilling rigs or production platforms during adverse weather conditions, they are hesitant to stop operations under such conditions due to the high daily cost of halting such complex operations. Our proprietary vessels, including the MPSVs to be converted, incorporate sophisticated technologies and are designed specifically to operate safely in complex exploration and production environments. These technologies include dynamic positioning, roll reduction systems and controllable pitch thrusters, which allow our vessels to maintain position with minimal variance, and our unique cargo handling systems, which permit high volume transfer rates of liquid mud and dry bulk. We believe that we earn higher average dayrates and maintain higher utilization rates than our competitors due to the superior capabilities of our OSVs, our eight-year track record of safe and reliable performance and the collaborative efforts of our in-house engineering team in providing marine engineering solutions to our customers.

Young OSV Fleet with Lower Cost of Ownership.    We believe that we operate one of the youngest fleets of U.S.-flagged OSVs. While the average age of the conventional 180’ U.S.-flagged OSV fleet is approximately 26 years, the average age of our OSV fleet is approximately six years. Newer vessels generally experience less downtime and require significantly less maintenance and scheduled drydocking costs compared to older vessels. The average intermediate drydocking for recertification for one of our OSVs generally lasts five to ten days in the shipyard and costs approximately $0.3 million. In contrast, based upon our industry experience, the typical drydocking for recertification of a conventional 180’ OSV may last up to 90 days in the shipyard and could cost as much as $1.5 million. We believe that our operation of new, technologically advanced OSVs gives us a competitive advantage in obtaining long-term contracts for our vessels and in attracting and retaining crews. Since we accepted delivery of our first OSV in November 1998, the average utilization rate for our OSVs has been approximately 94% based on a 365-day denominator. According to WorkBoat magazine, the U.S. Gulf of Mexico industry average was approximately 89% over the same time period, based on vessel days available for service. We expect that our newer, larger, faster and more cost-efficient vessels will remain in high demand as deepwater and other complex and challenging exploration, development and production activities continue to increase globally and as opportunities for military and other specialty service contracts continue to present themselves.

Commitment to Quality, Health, Safety and the Environment.    As part of our commitment to Quality, Health, Safety and the Environment, we have voluntarily pursued and received certifications that are not generally held by other companies in our industry. We are one of the few OSV companies operating in the U.S. Gulf of Mexico and internationally that is approved under the U.S. Coast Guard’s Streamlined Inspection Program in which we and the Coast Guard cooperate to develop training, inspection and compliance processes, with our personnel conducting periodic examinations of vessel systems to the requirements of the vessels’ Coast Guard certifications, and taking corrective actions where necessary. Both of our principal office locations in Covington, Louisiana and Brooklyn, New York and our field office in Trinidad, as well as all of our vessels in the OSV fleet and a majority of our vessels in the tug and tank barge fleet, are certified under the International Safety Management Code, or ISM Code, developed by the International Maritime Organization to provide internationally recognized standards for the safe management and operation of ships and for pollution prevention. We are currently pursuing ISO 14001 certification of our office and fleetwide operations. Quality, Health, Safety and Environmental Certifications are an increasingly important consideration for both our OSV and tank barge customers due to the environmental and regulatory sensitivity associated with offshore drilling and production activity and waterborne transportation of petroleum products, respectively. We believe that customers recognize our commitment to safety and that our strong reputation and performance history provide us with a competitive advantage.

Leading Market Presence in Core Target Markets.    Our 23 U.S.-flagged OSVs comprise the second largest fleet of technologically advanced, new generation OSVs qualified for work in the U.S. Gulf of Mexico. Currently, 20 of our 23 U.S.-flagged OSVs operate in that area. We also operate four OSVs offshore Trinidad, which currently represents the largest market share in that region. We believe that we are the fifth largest tank barge transporter of petroleum products in New York Harbor, a market that is evenly distributed among the top five operators. We also operate one of the largest fleets of tugs and tank barges for the transportation of petroleum products in Puerto Rico. We believe that having scale in our selected markets benefits our customers and provides us with operating efficiencies.

Successful Track Record of Vessel Construction and Acquisitions.    Our management has significant naval architecture, marine engineering and shipyard experience. We believe we are unique in the manner in which we design our own vessels and work closely with our contracted shipyards in their construction. We typically source and supply many of the manufactured components (owner-furnished equipment), comprising a large portion of the aggregate cost of a vessel, directly from vendors rather than through the shipyard. In addition to substantial cost savings, we believe our approach enables us to better control the construction process, resulting in a higher quality vessel and an enhanced level of service from these vendors during the applicable warranty periods. We believe that our history of designing and constructing 17 new generation OSVs and five double-hulled tank barges substantially on time and on budget provides us with a competitive advantage in obtaining contracts for our vessels prior to their actual delivery. Our company has designed its operations and management systems in contemplation of additional growth through new vessel construction and acquisitions. To date, we have successfully completed and integrated multiple acquisitions involving 17 ocean-going tugs and 13 ocean-going tank barges, two coastwise tankers, six 220’ new generation OSVs, a 165’ fast supply vessel, and two foreign-flagged AHTS vessels. In addition, we recently announced an MPSV conversion program, our second tug and tank barge newbuild program and our fourth OSV newbuild program.

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

Our Strategy

Apply Existing and Develop New Technologies to Meet our Customers’ Vessel Needs.    Our new generation OSVs and MPSVs, including those planned or under construction or conversion, are designed to meet the higher capacity and performance needs of our clients’ increasingly more complex drilling and production programs. In addition, our recently delivered proprietary double-hulled tank barges, including those planned or under construction, are designed to maximize transit speed, improve cargo through-put rates and enhance crew safety features. Our new generation OSVs are equipped with sophisticated propulsion and cargo handling systems, dynamic positioning capabilities and have larger capacities than conventional 180’ OSVs. We are committed to applying existing and developing new technologies to maintain a technologically advanced fleet that will enable us to continue to provide a high level of customer service and meet the developing needs of our customers for OSVs and ocean-going tugs and tank barges, as well as other types of vessels that complement our two business segments. Improvements in exploration and production technologies have enabled operators to pursue larger scale, more complex drilling programs in remote locations and under more challenging operating conditions. We believe that the trend toward increasingly more complex projects will increase the demand for our technologically advanced fleet of new generation OSVs. Oil and natural gas exploration and development activity in these regions has increased recently as a result of several factors, including world-class exploration potential, improvements in exploration and production technologies for deepwater projects, and slowing or declining production from onshore and shallow water fields. We believe that deepwater regions worldwide and deep well drilling on the Continental Shelf will continue to be active areas for exploration and development in the foreseeable future, and that demand for our OSVs, which are uniquely equipped to serve the current and planned drilling programs in these markets, will continue to be strong. We also believe that some non-energy related uses for our OSVs, including military applications and other specialty services, may allow us to further diversify in additional markets.

Expand Fleet Through Newbuilds and Strategic Acquisitions.    We plan to expand our fleet through construction of new vessels, including construction of new generation OSVs and double-hulled tank barges as market conditions warrant, through conversion and retrofitting of existing vessels and through strategic acquisitions. During the past two years, we have announced the conversion of two coastwise sulfur tankers into MPSVs, the purchase and upgrade of four ocean-going tugs, our second tug and tank barge newbuild program, and our fourth OSV newbuild program. Market demand for vessels, including demand for new generation OSVs in domestic and international markets, third party vessel building programs, and the need to replace single-hulled tank barges will be the main determinant of the level and timing of our construction of vessels in addition to those constructed under these pending growth initiatives. We believe that acquisition opportunities are likely to arise as consolidation continues in our two industry segments. We intend to use our expertise and experience to evaluate and execute strategic acquisitions where the opportunity exists to expand our service offerings in our core markets and create or enhance long-term customer relationships. As of December 31, 2005, we have completed multiple acquisitions involving 40 vessels, and constructed 17 proprietary OSVs and five proprietary double-hulled tank barges.

Pursue Optimal Mix of Long-Term and Short-Term Contracts.    We seek to balance our portfolio of customer contracts by entering into both long-term and short-term charters. Long-term charters, which contribute to higher utilization rates, provide us with more predictable cash flow. Some of our long-term charters contain annual dayrate escalation provisions. Short-term charters provide the opportunity to benefit from increasing dayrates in favorable market cycles. We plan our mix of long-term and spot market contracts with respect to our OSVs based on anticipated market conditions. Our COA with Amerada Hess for the services of tugs and tank barges in the northeastern United States will expire on March 31, 2006.

Although we have considerably reduced the amount of cargo we will transport for Amerada Hess beyond the initial contract term, we believe that we will be able to replace through other customers any volumes that Amerada Hess does not transport due to the fact that the tank barge market in the northeastern United States is currently operating at or near full practical capacity. This has allowed us to diversify our customer base by exposing a greater portion of our fleet to currently favorable market conditions. Our other tug and tank barge contracts typically have been renewed annually over the last several years.

Build Upon Existing Customer Relationships.    We intend to build upon existing customer relationships by expanding the services we offer to those customers with diversified marine transportation needs. Many integrated oil and gas companies require OSVs to support their exploration and production activities and ocean-going tugs and tank barges to support their refining, trading and retail distribution activities. Recently, we were successful in developing a new market application for our double-hulled tank barges by using them to support an existing OSV customer for deepwater well testing in the Gulf of Mexico. Moreover, many of our customers that conduct operations internationally have expressed interest in chartering our OSVs in such markets. We now have roughly 20% of our supply vessel fleet chartered for use in international markets, with four OSVs operating offshore Trinidad and one OSV and one fast supply vessel offshore Mexico. Our management team has significant international experience and will continue to evaluate such opportunities.

Optimize Tug and Tank Barge Operations.    Due to OPA 90 phase-out requirements of single-hulled barges, the total barrel-carrying capacity of existing tank vessels transporting petroleum products domestically is projected to decline from its current level without a commensurate increase in newbuildings and retrofittings. In addition, the energy industry is increasingly outsourcing its marine transportation requirements and focusing on safety and reliability as a key determinant in awarding new business. We believe that these trends are improving the balance of supply and demand, resulting in improved tank barge utilization and dayrates. This has recently allowed us to double our operating margin for this segment over levels a year-ago to a new level that we believe is sustainable for the foreseeable future.

Customers and Charter Terms

Major oil companies, large independent oil and gas exploration, development and production companies and large oil service companies constitute the majority of our customers for our OSV services, while refining, marketing and trading companies constitute the majority of our customers for our tug and tank barge services. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2005, Amerada Hess Corporation accounted for more than 10% of our total revenues. Although the level of volumes that we transport for Amerada Hess will be reduced after our initial contract term with them expires on March 31, 2006, we believe that we will be able to replace their business through other customers. For a discussion of significant customers in prior periods, see Note 13 of the notes to our consolidated financial statements.

We enter into a variety of contract arrangements with our customers, including spot and time charters, contracts of affreightment, consecutive voyage contracts and, occasionally,

bareboat charters. Our contracts are obtained through competitive bidding or, with established customers, through negotiation.

Most of the contracts for our OSVs contain early termination options in favor of the customer; however, some have early termination penalties designed to discourage the customers from exercising such options. Our tank barges primarily operate under time charters or contracts of affreightment commensurate with market conditions. Since we commenced operations, our OSVs have performed services for more than 90 different customers, and our tugs and tank barges have performed services for more than 250 different customers. Because of the variety and number of customers historically using the services of our fleet, and the approximate balance between supply and demand in both the OSV and tug and tank barge markets, we believe that the loss of any one customer would not have a material adverse effect on our business.

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

We believe that only about 31% of the new generation OSVs currently operating in the U.S. Gulf of Mexico are owned by publicly-traded companies. We believe we operate the second largest fleet of new generation OSVs in the U.S. Gulf of Mexico, and are the only publicly traded company with a significant fleet of U.S.-flagged, new generation OSVs. In contrast, approximately 54% of the conventional 180’ OSVs operating on the Continental Shelf of the U.S. Gulf of Mexico are owned by publicly-traded companies. We operate one of the largest tank barge fleets in Puerto Rico and believe that we are the fifth largest transporter by tank barge of petroleum products in New York Harbor, a market that is evenly distributed among the top five competitors. All but one of our direct competitors in our segment of the tug and tank barge industry are privately held.

Although some of our principal competitors are larger and have greater financial resources and, with respect to OSVs, extensive international operations, we believe that our operating capabilities and reputation enable us to compete effectively with other fleets in the market areas in which we operate. In particular, we believe that the relatively young age and advanced features of our OSVs provide us with a competitive advantage. The ages of our OSVs range from two years to eight years, while the average age of the industry’s conventional 180’ U.S.-flagged OSV fleet is approximately 26 years. Retirement of older vessels has already commenced and we believe that many more of these older vessels will be retired in the next few years. The young age of our fleet, together with the advanced capabilities of our vessels, position us to take advantage of the expanding deepwater, deep well and other logistically demanding exploration and production projects in the U.S. Gulf of Mexico and around the world. In addition, our new generation OSVs are also increasingly in demand by our customers for conventional shallow-water drilling projects because of the ability of our OSVs to reduce overall offshore logistics costs for the customer through the vessels’ greater capacities and operating efficiencies.

Environmental and Other Governmental Regulation

Our operations are significantly affected by a variety of federal, state, local and international laws and regulations governing worker health and safety and the manning, construction and operation of vessels. Certain U.S. governmental agencies, including the Department of Homeland Security and agencies under its auspices (such as the U.S. Coast Guard and the U.S. Customs and Border Protection), the National Transportation Safety Board, and the Maritime Administration of the U.S. Department of Transportation, have jurisdiction over our operations. In addition, private industry organizations such as the American Bureau of Shipping oversee aspects of our business. The U.S. Coast Guard and the National Transportation Safety Board establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards, requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. Coast Guard regulations require that each of our vessels be drydocked for inspection at least twice within a five-year period.

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

Jones Act restrictions have been challenged by interests seeking to facilitate foreign competition for coastwise trade. Historically, their efforts have been defeated by large margins when considered by the U.S. Congress. Industry associations and participants actively responded to and successfully defeated certain recent challenges involving the nature, extent and availability of lease-finance alternatives permitted by a 1996 amendment of the Jones Act. Under the provisions of that amendment, certain foreign interests operated and proposed to operate in the U.S. coastwise trade. In addition, in the interest of national defense, the Secretary of Homeland Security may suspend the citizen requirements of the Jones Act.

On August 9, 2004, following an initiative by the U.S. marine industry interested in protecting the Jones Act, Congress enacted and the President signed into law Public Law No. 108-293. Section 608 of that law amends the lease financing criteria of such Act, adding new requirements that effectively eliminate the ability of foreign interests engaged in the marine business to control vessels engaged in U.S. coastwise trade by structuring lease-finance transactions. In addition, the legislation requires the United States Coast Guard to, by August 9, 2007, revoke the authorization of any offshore service vessel that received an endorsement to engage in coastwise trade utilizing the challenged lease-finance structure, unless the vessel otherwise complies with the Jones Act’s U.S.-control requirements. Following enactment of the foregoing legislation, we are aware of one foreign marine interest that is subject to the three-year sunset provision and another foreign marine interest that had announced its intention to avail itself of the lease-finance structure, but aborted its plan. Instead, the latter utilized a foreign mortgage-finance structure covering 100% of the construction costs of its vessels. Following a challenge by the U.S. marine industry, the debt in question was restructured with more conventional financing. Should foreign competition be permitted to enter the U.S. coastwise market to any significant extent, it could have an adverse effect on the U.S. marine industry and on us.

Our operations are also subject to a variety of federal, state, local and international laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs including natural resource damages associated with releases of oil or hazardous materials into the environment, such laws and regulations may expose us to liability for the conditions caused by others or even acts of ours that were in compliance with all applicable laws and regulations at the time such acts were performed. Failure to comply with applicable laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Moreover, it is possible that changes in the environmental laws, regulations or enforcement policies that impose additional or more restrictive requirements or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.

OPA 90 and regulations promulgated pursuant thereto impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Under OPA 90, “tank vessels” of over 3,000 gross tons that carry oil or other hazardous materials in bulk as cargo, a term, which includes our tank barges, are subject to liability limits of the greater of $1,200 per gross ton or $10 million. For any vessels, other than “tank vessels,” that are subject to OPA 90, the liability limits are the greater of $500,000 or $600 per gross ton. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. In addition, there are no liability limits for vessels carrying crude oil from a well situated on the Continental Shelf. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply. Moreover, OPA 90 imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. We have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our vessels over 300 tons.

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

OPA 90 requires that all newly-built tank vessels used in the transportation of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. We previously retired from service three single-hulled tank barges at the end of 2004 pursuant to OPA 90. Modifying or replacing existing vessels to provide for double hulls will be required of all tank barges and tankers in the industry by the year 2015. We are in a favorable position concerning this provision because a significant number of vessels in our fleet of tank barges measure less than 5,000 gross tons. Vessels of such tonnage may continue to operate without double hulls through the year 2015. Under existing legal requirements, therefore, we will be required to modify or replace only two of our existing single-hulled tank barges before 2015. However, if there are changes in the law that accelerate the time frame for retirement of such vessels, or if customer policies or preferences that mandate the use of double-hulled vessels become significantly more prevalent, absent our implementation of a more aggressive replacement or newbuild program, such changes in law or in customer mandates could adversely affect our results of operations and financial condition.

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

Both of our principal office locations in Covington, Louisiana and Brooklyn, New York, our field office in Trinidad, as well as all of the vessels in our OSV fleet and a majority of our vessels in our tug and tank barge fleet, are certified to the standards of the ISM Code for the safe management and operation of ships and for pollution prevention. In addition, our OSVs, domestically and internationally, participate in the U.S. Coast Guard’s Streamlined Inspection Program (SIP), which ensures the overall readiness level of our vessel lifesaving and other critical safety and emergency systems. We believe that our voluntary attainment and maintenance of these certifications and participation in these programs provides evidence of our commitment to operate in a manner that minimizes any impact on the environment from our fleet operations.

RISK FACTORS

Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risks described below as well as the other information we have provided in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Increases in the supply of vessels could decrease dayrates.

Certain of our competitors have announced plans to construct new OSVs to be deployed in domestic and foreign locations. A remobilization to the U.S. Gulf of Mexico oilfield of U.S.-flagged OSVs currently operating in other regions or non-oilfield applications would result in an increase in OSV capacity in our primary market. Additionally, construction of double-hulled, ocean-going tank barges in sufficient size and number to exceed the replacement of the single-hulled tank barges that have been or still need to be retired under OPA 90 would create an increase in ocean-going tank barge capacity. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting OSVs or tank barges that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in oil and natural gas prices on our results of operations and financial condition. Similarly, any increase in the supply of ocean-going tank barges, could not only increase competition for charters and lower utilization and dayrates, which could negatively affect our revenues and profitability, but could also worsen the impact of any reduction in domestic consumption of refined petroleum products or crude oil on our results of operations and financial condition.

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

Some of our competitors, including diversified multinational companies in the OSV segment, have substantially greater financial resources and larger operating staffs than we do. They may be better able to compete in making vessels available more quickly and efficiently, meeting the customer’s schedule and withstanding the effect of declines in dayrates and utilization rates. They may also be better able to weather a downturn in the oil and gas industry. As a result, we could lose customers and market share to these competitors. Some of our competitors may also be willing to accept lower dayrates in order to maintain utilization, which can have a negative impact upon dayrates and utilization in both of our market segments.

The failure to successfully complete construction or conversion of our vessels on schedule and on budget and to utilize those and the other vessels in our fleet at profitable levels could adversely affect our financial condition and results of operations.

We have four new generation OSVs and three double-hulled, ocean-going tank barges currently under construction and two coastwise sulfur tankers currently undergoing conversion into MPSVs. We have also recently announced plans to construct additional new generation OSVs and double-hulled tank barges and may plan to construct other such vessels as market conditions warrant. Our construction projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments with respect to vessels under construction or conversion, while significant cost overruns or delays not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations. Moreover, customer demand for vessels currently under construction or conversion may not be as strong as we presently anticipate, and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability. In addition, our OSVs are typically chartered or hired to provide services to a specified drilling rig. A delay in the availability of the drilling rig to our customer may have an adverse impact on our utilization of the contracted vessel and thus on our financial condition and results of operations.

If we are unable to acquire additional vessels or businesses and successfully integrate them into our operations, our ability to grow may be limited.

We regularly consider possible acquisitions of single vessels, vessel fleets and businesses that complement our existing operations to enable us to grow our business. We can give no assurance that we will be able to identify desirable acquisition candidates or that we will be successful in entering into definitive agreements or closing such acquisitions on satisfactory terms. An inability to acquire additional vessels or businesses may limit our growth potential. Even if we consummate an acquisition, we may be unable to integrate it into our existing operations successfully or realize the anticipated benefits of the acquisition. The process of integrating acquired operations into our own may result in unforeseen operating difficulties, may require significant management attention and financial resources.

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

The early termination of contracts on our vessels could have an adverse effect on our operations.

Most of the long-term contracts for our vessels contain early termination options in favor of the customer; however, some have early termination penalties or other provisions designed to discourage the customers from exercising such options. We cannot assure that our customers would not choose to exercise their termination rights in spite of such penalties. Until replacement of such business with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations.

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

Finally, we are subject to the Merchant Marine Act of 1920, commonly referred to as the Jones Act, which requires that vessels engaged in coastwise trade to carry cargo between U.S. ports be documented under the laws of the United States and be controlled by U.S. citizens. To ensure that we are determined to be a U.S. citizen as defined under these laws, our certificate of incorporation contains certain restrictions on the ownership of our capital stock by non-U.S. citizens and establishes certain mechanisms to maintain compliance with these laws. If we are determined at any time not to be in compliance with these citizenship requirements, our vessels would become ineligible to engage in the coastwise trade in U.S. domestic waters, and our business and operating results would be adversely affected. The Jones Act’s provisions restricting coastwise trade to vessels controlled by U.S. citizens have recently been circumvented by foreign interests that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for coastwise trade. Legal challenges against such actions are difficult, costly to pursue and are of uncertain outcome. To the extent such efforts are successful and foreign competition is permitted, such competition could have a material adverse effect on domestic companies in the offshore service vessel industry and on our financial condition and results of operations. In addition, in the interest of national defense, the Secretary of Homeland Security is authorized to suspend the coastwise trading restrictions imposed by the Jones Act on vessels not controlled by U.S. citizens. Such a waiver was issued following Hurricane Katrina and was in effect on a temporary basis for tank vessels that carried petroleum products. A more limited waiver continues in existence for vessels that carry petroleum cargoes from the Strategic Petroleum Reserve.

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

Over the past three years we have derived an increasing portion of our revenues from foreign sources. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel seizure or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, kidnapping of or assault on personnel, adverse tax consequences, difficulties and costs of staffing international operations, currency exchange rate fluctuations and language and cultural differences. All of these risks are beyond our control and difficult to insure against. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.

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

In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of the volatility of the oil and gas industry and the demanding nature of the work, potential vessel employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our financial condition and results of operations may be adversely affected.

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

Covenants contained in the indenture governing our senior notes and in the agreement governing our revolving credit facility require us to meet certain financial tests, which may limit or otherwise restrict:

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

OPA 90 requires that all newly-built tank vessels used in the transportation of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. Modifying or replacing existing vessels to provide for double hulls will be required for all tank barges and tankers in the industry by the year 2015. A significant number of vessels in our tank barge fleet measure less than 5,000 gross tons. Under current law, certain of our vessels may continue to operate without double hulls through 2014. However, if there are changes in the law that accelerate the time frame for retirement of such vessels, or if customer policies or preferences that mandate the use of double-hulled vessels become significantly more prevalent, absent our implementation of a more aggressive replacement or newbuild program, such changes in law or in customer mandates could adversely affect our results of operations and financial condition.

Operating Hazards and Insurance

The operation of our vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to our vessels and cargo. We maintain insurance coverage that we consider customary in the industry against certain of these risks, including, as discussed above, $1 billion in pollution insurance for the tug and tank barge fleet and $105 million of pollution coverage for the OSVs. We believe that our current level of insurance is adequate for our business and consistent with industry practice, and we have not experienced a loss in excess of our policy limits. We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, or insurance, if available, may be at rates that we do not consider to be commercially reasonable. In addition, as single-hulled tank barges increase in age, insurers may be less willing to insure and customers less willing to hire single-hulled vessels. The terms of our entry into a mutual protection and indemnity association covering marine risks relating to our tug and tank barge business allows additional premiums to be called for from time to time, and paid by association members in respect of unanticipated reserve requirements of the association.

Employees

On December 31, 2005, we had 657 employees, including 518 operating personnel and 139 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to enjoy good relations with our employees.

Properties

Our corporate headquarters are located in Covington, Louisiana. Our office lease covers 23,756 sq. ft. and has an initial term of five years, which commenced in September 2003, with two additional five-year renewal periods. In August 2005 and December 2005, we entered into agreements that increased our total office space by an additional 5,500 sq. ft. and 4,700 sq. ft., respectively. We also hold a one-year lease on a 4,500-sq. ft. warehouse near our corporate headquarters to maintain spare parts inventory. To support our OSV operations in the Gulf of Mexico, we lease a shore base facility in Port Fourchon, Louisiana. Our facility lease, which commenced in December 2005, has an initial term of eight years with four additional five-year renewal periods. The base facility covers approximately 24 acres of land and includes approximately 1,850 linear feet of dock space and 13,125 sq. ft. of warehouse and office space. For local support in Puerto Rico, we lease an office consisting of approximately 1,900 sq. ft. To support our operations in the northeastern United States, we lease office space and warehouse space in Brooklyn, New York, consisting of approximately 66,760 sq. ft. We also lease dock space, consisting of approximately 36,000 sq. ft., in Brooklyn, New York. We operate our tug and tank barge fleet from these New York facilities. The lease on our Brooklyn facilities is currently scheduled to expire in March 2007. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding our fleet is set forth above in “—Offshore Supply Vessels—Our OSV Business” and “—Tugs and Tank Barges—Our Tug and Tank Barge Business”.

Seasonality of Business

Demand for our OSV services is directly affected by the levels of offshore drilling activity. Budgets of many of our customers are based upon a calendar year, and demand for our services has historically been stronger in the third and fourth calendar quarters when allocated budgets are expended by our customers and weather conditions are more favorable for offshore activities. Many other factors, such as the expiration of drilling leases and the supply of and demand for oil and natural gas, may affect this general trend in any particular year. In addition, we typically have an increase in demand for our OSVs to survey and repair offshore infrastructure immediately following major hurricanes in the U.S. Gulf of Mexico.

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

Availability of Reports, Certain Committee Charters and Other Information

Our website address is http://www.hornbeckoffshore.com/. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other documents that we file with, or furnish to, the Securities and Exchange Commission, or the Commission, pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission. You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Board of Directors Code of Business Conduct and Ethics, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can

all be found on the Investor Relations page of our website (http://www.hornbeckoffshore.com/) under "Corporate Governance". We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services Inc., Attn: Chief Compliance Officer, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

Item 3—Legal Proceedings

We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The table sets forth, for the quarterly period indicated, the high and low sale prices for our common stock as reported by the NYSE during 2005 and 2004.

	2005		2004
	High	Low	High	Low
First Quarter	$26.14	$18.10	$13.55	$13.00
Second Quarter	$27.73	$20.10	$13.75	$10.15
Third Quarter	$37.49	$26.81	$17.00	$11.12
Fourth Quarter	$36.89	$27.81	$21.50	$14.44

On January 31, 2006, we had 58 holders of record of our common stock.

We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. Any future payment of cash dividends will depend upon the financial condition, capital requirements and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, our indenture and revolving credit facility include restrictions on our ability to pay cash dividends on our common stock.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except operating and per share data)

Our selected historical consolidated financial information as of and for the periods ended December 31, 2005, 2004, 2003, 2002 and 2001 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenues	$182,586	$132,261	$110,813	$92,585	$68,791
Operating expenses	66,910	58,520	46,805	36,337	25,135
Depreciation and amortization	27,270	23,135	17,590	12,296	7,670
General and administrative expenses	20,327	14,759	10,731	9,681	8,039
Operating income	68,079	35,847	35,687	34,271	27,947
Loss on early extinguishment of debt	1,698	22,443	—	—	3,029
Interest income	3,178	356	178	667	1,455
Interest expense	12,558	17,698	18,523	16,207	13,617
Other income(1)	1,980	135	706	55	—
Income (loss) before income taxes	58,981	(3,803)	18,048	18,786	12,756
Income tax expense (benefit)	21,538	(1,320)	6,858	7,139	5,737
Net income (loss)(2)	37,443	(2,483)	11,190	11,647	7,019
Per Share Data:
Basic net income (loss)	$1.67	$(0.13)	$0.84	$0.96	$0.68
Diluted net income (loss)	$1.64	$(0.13)	$0.82	$0.94	$0.67
Weighted average basic shares outstanding	22,369	19,330	13,397	12,098	10,265
Weighted average diluted shares outstanding(3)	22,837	19,330	13,604	12,428	10,514
Balance Sheet Data (at period end):
Cash and cash equivalents	$271,739	$54,301	$12,899	$22,228	$53,203
Working capital	290,471	52,556	17,698	22,265	48,516
Property, plant, and equipment, net	462,041	361,219	316,715	226,232	180,781
Total assets	796,675	460,571	365,242	278,290	258,817
Total short-term debt(4)	—	15,449	—	—	—
Total long-term debt(5)	299,449	225,000	212,677	172,306	171,976
Total stockholders’ equity	429,495	182,904	112,395	71,876	59,866
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$75,806	$21,405	$25,499	$24,955	$33,345
Investing activities	(120,617)	(61,378)	(98,166)	(55,771)	(88,328)
Financing activities	262,202	81,358	63,322	(159)	75,198
Other Financial Data (unaudited):
EBITDA (6)	$97,329	$59,473	$54,161	$47,289	$37,072
Capital expenditures	124,964	61,378	105,816	55,771	88,328
Other Operating Data (unaudited):
Offshore Supply Vessels:
Average number(7)	24.6	22.8	17.3	11.0	7.8
Average fleet capacity (deadweight)	57,658	51,938	41,312	25,006	15,473
Average vessel capacity (deadweight)	2,341	2,274	2,353	2,208	1,947
Average utilization rate(8)	96.2%	87.5%	88.6%	94.9%	99.1%
Average dayrate(9)	$13,413	$10,154	$10,940	$12,176	$11,872
Effective dayrate	$12,903	$8,885	$9,693	$11,555	$11,765
Tugs and Tank Barges:
Average number of tank barges(10)	14.6	16.0	15.9	16.0	12.3
Average fleet capacity (barrels)(10)	1,072,075	1,156,330	1,145,064	1,130,727	847,780
Average barge size (barrels)	71,651	72,271	72,082	70,670	68,109
Average utilization rate(8)	87.1%	82.2%	73.6%	78.1%	84.4%
Average dayrate(11)	$13,542	$11,620	$10,971	$9,499	$8,944
Effective dayrate	$11,795	$9,552	$8,075	$7,419	$7,549

(1)	Represents other operating income and expenses, including gains (or losses) on disposition of assets and equity in income from investments.
(2)	Includes goodwill amortization of $126 for the year ended December 31, 2001. Effective January 1, 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” required that goodwill and other indefinite-lived assets no longer be amortized, but instead be reviewed for impairment annually or more frequently if circumstances indicate potential impairment. Net income (loss) would have been $7,145 for the year ended December 31, 2001 if SFAS 142 had been in effect on January 1, 2001.
(3)	For the years ended December 31, 2005 and 2004, stock options representing rights to acquire 42 and 273 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are antidilutive when the results from operations are a net loss or when the exercise price of the options is greater than the average market price of the common stock for the period.
(4)	Represents the remaining balance of approximately $15,500 in aggregate principal amount of the Company’s 10.625% senior notes due 2008 that was redeemed on January 14, 2005 and excludes original issue discount associated with our 10.625% senior notes in the amount of $97 as of December 31, 2004.
(5)	Excludes original issue discount associated with our 6.125% senior notes in the amount of $551 as of December 31, 2005. Excludes original issue discount associated with our 10.625% senior notes in the amount of $2,323, $2,694 and $3,024 as of December 31, 2003, 2002 and 2001, respectively. The amount as of December 31, 2003 includes $40,000 outstanding under our long-term, revolving credit facility.
(6)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(7)	We owned 25 OSVs at December 31, 2005. The HOS Saylor and HOS Navegante were acquired in January 2005 and March 2005, respectively.
(8)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(9)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(10)	The averages for the year ended December 31, 2003 give effect to our sale of the Energy 5502 on January 28, 2003 and our acquisition of the Energy 8001 on February 28, 2003. As of December 31, 2004, our tank barge fleet consisted of 16 vessels, of which three tank barges were retired from service by the end of 2004. We owned 18 active tank barges at December 31, 2005. The averages for the year ended December 31, 2005 reflect the delivery of five double-hulled tank barges under our first newbuild program, including two 135,000-barrel double-hulled tank barges in March 2005 and December 2005 and three 110,000-barrel double-hulled tank barges in July 2005, October 2005 and December 2005, respectively.
(11)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.

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

The following table provides the detailed components of EBITDA, as we define that term, for the following periods (in thousands).

	Year Ended December 31,
	2005	2004	2003	2002	2001
Components of EBITDA:
Net income (loss)	$37,443	$(2,483)	$11,190	$11,647	$7,019
Interest, net:
Debt obligations	12,558	17,698	18,523	16,207	10,665
Put warrants (1)	—	—	—	—	2,952
Interest income	(3,178)	(356)	(178)	(667)	(1,455)

Total interest, net	9,380	17,342	18,345	15,540	12,162

Income tax expense (benefit)	21,538	(1,320)	6,858	7,139	5,737
Depreciation	19,954	17,408	14,393	10,351	6,501
Amortization	7,316	5,727	3,197	1,945	1,169
Loss on early extinguishment of debt (2)	1,698	22,443	—	—	3,029

EBITDA	$97,329	$59,117	$53,983	$46,622	$35,617

(1)	Interest expense from put warrants represents an adjustment to the estimated fair value of the put warrants. According to the Emerging Issues Task Force, or EITF, Issue 88-9, as supplemented by EITF Issue 00-19, which we have adopted, we are required to account for warrants that contain put options at their estimated fair value with the changes reported as interest. We repurchased and terminated all of the warrants for $14,500 in October 2001.
(2)	A loss on early extinguishment of debt was recorded during 2001 resulting from the write-off of deferred financing costs upon the refinancing of all our debt through the issuance of our 10.625% senior notes in July 2001. For the year ended December 31, 2004, amount includes the repurchase premium, related fees and expenses and the write-off of unamortized original issue discount and deferred financing costs related to the repurchase of 91% the 10.625% senior notes in November 2004. For the year ended December 31, 2005, amount includes the repurchase premium, related fees and expenses and the write-off of unamortized original issue discount and deferred financing costs related to the redemption of the remaining 9% of the 10.625% senior notes in January 2005.

The following table reconciles EBITDA to cash flows provided by operating activities for the following periods (in thousands).

	Year Ended December 31,
	2005	2004	2003	2002	2001
EBITDA Reconciliation to GAAP:
EBITDA	$97,329	$59,117	$53,983	$46,622	$35,617
Cash paid for deferred drydocking charges	(6,827)	(8,530)	(6,100)	(2,409)	(1,745)
Cash paid for interest	(17,888)	(24,023)	(19,718)	(19,075)	(5,577)
Changes in working capital	5,139	(4,960)	(1,993)	(460)	4,972
Changes in other, net	(1,947)	(199)	(673)	277	78

Cash flows provided by operating activities	$75,806	$21,405	$25,499	$24,955	$33,345

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

General

We own a fleet of 25 technologically advanced, new generation OSVs, which includes two foreign-flagged AHTS vessels that primarily operate as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel and own two former coastwise sulfur tankers that are being converted into MPSVs. Currently, 20 of our OSVs are operating in the U.S. Gulf of Mexico, or GoM, four of our OSVs are operating offshore Trinidad, and one OSV and a fast supply vessel are working offshore Mexico. We also own 12 active ocean-going tugs and 18 active ocean-going tank barges, six of which are double-hulled. Currently, 16 of our tank barges are operating in the northeastern United States, primarily New York Harbor, and two are operating in Puerto Rico. The current fleet count reflects five double-hulled barges delivered in 2005 under our first tug and tank barge newbuild program, and is net of the retirement of three single-hulled tank barges at the end of 2004. We also plan to build several new double-hulled tank barges with an aggregate 400,000 barrels of additional barrel-carrying capacity and, unlike our first tank barge newbuild program, we may construct the related ocean-going tugs to be used as power units for the new barges. All of the new vessels to be constructed under the second tug and tank barge newbuild program are expected to be delivered from early mid-2007 through mid-2008. Upon completion of our second tug and tank barge newbuild program, 58% of our tank barge fleet barrel-carrying capacity will be double-hulled, up from 46% today and 7% at the end of 2004.

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

All of our OSVs and our fast supply vessel operate under time charters, including eleven that are chartered under long-term contracts with expiration dates ranging from March 2006 through June 2007. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

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

We have developed, through a series of three newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the Continental Shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two AHTS vessels, which primarily serve as 240 class supply vessels and for towing jack-up rigs, the ongoing conversion of two coastwise sulfur tankers for use as 370 class MPSVs, and the commencement of our fourth OSV newbuild program that will add, in the aggregate, up to 37,000 deadweight tons of capacity to our OSV fleet, including up to six 240 EDF class vessels that were announced in February 2006.

Although the demand for new generation equipment has historically been driven by deepwater, deep shelf and highly complex projects, we are experiencing increased demand for our vessels for all types of projects, including transition zone and shelf activity, irrespective of water depth, drilling depth or project type, and non-oil and gas production activities, including military applications. Notably, this prevailing shift in customer preference does not appear to be limited to the U.S. Gulf of Mexico, as we have also observed this preference in foreign areas such as Mexico, Trinidad, Brazil and West Africa.

Soft market conditions for OSVs in the U.S. Gulf of Mexico persisted from the second half of 2002 through the first half of 2004. Since the second half of 2004, OSV market conditions in the U.S. Gulf of Mexico have improved substantially. Our average dayrates have risen approximately $6,300 since April 2004 to an average of approximately $15,900 per day for the fourth quarter 2005, while our fleetwide OSV utilization has risen from roughly 70% to 95% over the same time span. This combination of increased dayrates and utilization has resulted in our effective, or utilization-adjusted, OSV dayrate more than doubling since April 2004.

Market conditions in the U.S. Gulf of Mexico continue to show positive trends such as the increased level of approved applications to drill deepwater wells and certain operators’ construction commitments for new deepwater floating rigs, deep shelf jack-up rigs, floating production units, subsea tie-backs and other deepwater production infrastructure, as well as the additional demand for vessels in connection with rehabilitating infrastructure damaged by Hurricanes Katrina and Rita. Another indication of the encouraging visible demand is rising dayrates and utilization for all classes of offshore rigs, which in the past has been a barometer for OSV dayrates. The supply fundamentals for new generation OSVs could further impact market conditions. The average age of conventional 180 class OSVs is approximately 26 years; therefore, we expect that there will be a continued and accelerated attrition rate for such vessels working in the U.S. Gulf of Mexico and abroad. Although OSVs have been recently constructed to replace the worldwide conventional 180 class tonnage being removed from service, several U.S.-flagged new generation OSVs have left the U.S. Gulf of Mexico for foreign markets, which is a long-term trend that we expect to continue. Additionally, there are signs that the improved market conditions in the U.S. Gulf of Mexico could be a long-term trend. For example, in the offshore oil and natural gas lease sale during 2005 by the Minerals Management Service, interest in acquiring leases was the highest it had been since 2001, a 6% increase from 2004, with 53% of the leases bid on being located in ultra-deep water.

Generally, we operate an ocean-going tug and tank barge together as a “tow” to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot time charters, contracts of affreightment and consecutive voyage contracts. A fixed term time charter is a contract for a fixed period of time with a specified day rate, generally paid monthly. Spot time charters in the tug and tank barge industry are generally single-voyage contracts of affreightment, consecutive voyage contracts, or time charter contracts with either relatively short fixed or indefinite terms. A consecutive voyage contract is a contract for the transportation of cargo for a specified number of voyages between designated ports over a fixed period of time under which we are paid based on the volume of products we deliver per voyage. Under consecutive voyage contracts, in addition to earning revenues for volumes delivered, we earn a standby hourly rate between voyages. We may also charter vessels to a third party under a bareboat charter. A bareboat charter is a “net lease” in which the charterer takes full operational control over the vessel for a specified period of time for a specified daily rate that is generally paid monthly to the vessel owner. The bareboat charterer is solely responsible for the operation and management of the vessel and must provide its own crew and pay all operating and voyage expenses. We also provide tug services to third party vessels on a periodic basis. Typically, these services include vessel docking and towage assistance.

The primary demand drivers for our tug and tank barge services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The tug and tank barge market, in general, is marked by steady demand over time. Results for the first and fourth quarters of a given year are typically higher due to normal seasonal winter-weather patterns that typically result in a drop-off of activity during the second and third quarters. We generally take advantage of this seasonality to prepare our tug and tank barge fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during the second and third quarters. In addition, we regularly evaluate our customers’ needs and often elect to accelerate scheduled drydockings to take advantage of certain market opportunities. However, as we shift more of our fleet from COAs to time charters, some of our historic seasonality will be diminished.

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increases in dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In November 2003, we commenced our first double-hulled tank barge newbuild program to replace some of our existing single-hulled tank barges that we anticipated retiring from service in accordance with OPA 90. Under our first newbuild program, two 135,000-barrel double-hulled tank barges were placed in service in March 2005 and December 2005, respectively, and three 110,000-barrel double-hulled tank barges were placed in service in July 2005, October 2005 and December 2005, respectively. This newbuild program more than replaced the barrel-carrying capacity that we lost when we retired three of our single-hulled tank barges from service at the end of 2004, as mandated by OPA 90. On September 26, 2005, the Company announced a second newbuild program that will add double-hulled tank barges with 400,000 barrels of aggregate carrying capacity plus related offshore tugs to our existing fleet. The tugs and double-hulled tank barges under the second newbuild program are currently expected to be delivered from mid-2007 through mid-2008.

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

Carrying Value of Vessels.    We depreciate our tugs, tank barges, and OSVs over estimated useful lives of 14 to 25 years, three to 25 years and 20 to 25 years, respectively. The useful lives used for single-hulled tank barges are based on their classification under OPA 90, and for double-hulled tank barges it is 25 years. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recoverability of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of a vessel and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with a vessel. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, we would be required to recognize an impairment loss.

Recertification Costs.    Our tugs, tank barges and OSVs are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. Recertification costs can be accounted for in one of three ways: (1) defer and amortize, (2) accrue in advance, or (3) expense as incurred. Companies in our industry typically use either the defer and amortize or the expense as incurred accounting method. We defer and amortize recertification costs over the length of time that the recertification is expected to last, which is generally 30 or 60 months. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

Revenue Recognition.    We charter our OSVs to customers under time charters based on a daily rate of hire and recognize revenue as earned on a daily basis during the contract period of the specific vessel. Tugs and tank barges are often contracted to customers under contracts of affreightment, under which revenue is recognized based on the number of days incurred for the voyage as a percentage of total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under these contracts are less than 10 days in length. We also contract our tugs and tank barges under time charters based on a daily rate of hire. Revenue is recognized on such contracts as earned on a daily basis during the contract period of the specific vessel.

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

Results of Operations

The tables below set forth, by segment, the average dayrates and utilization rates and effective dayrates for our vessels and the average number of vessels owned during the periods indicated. These OSVs and tug and tank barges generate substantially all of our revenues and operating profit.

The table does not include the results of operations of the HOS Hotshot, a 165-ft. new generation fast supply vessel that we acquired in May 2004.

	Years Ended December 31,
	2005	2004	2003
Offshore Supply Vessels:
Average number of vessels	24.6	22.8	17.3
Average fleet capacity (deadweight)	57,658	51,938	41,312
Average vessel capacity (deadweight)	2,341	2,274	2,353
Average utilization rate(1)	96.2%	87.5%	88.6%
Average dayrate(2)	$13,413	$10,154	$10,940
Effective dayrate(4)	$12,903	$8,885	$9,693

Tugs and Tank Barges:
Average number of tank barges	14.6	16.0	15.9
Average fleet capacity (barrels)	1,072,075	1,156,330	1,145,064
Average barge size (barrels)	71,651	72,271	72,082
Average utilization rate(1)	87.1%	82.2%	73.6%
Average dayrate(3)	$13,542	$11,620	$10,971
Effective dayrate(4)	$11,795	$9,552	$8,075

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.

Summarized financial information concerning our reportable segments is shown below in the following table (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues by segment:
Offshore supply vessels
Domestic	$88,772	$59,886	$50,044
Foreign	28,663	15,407	12,358

	117,435	75,293	62,402

Tugs and tank barges
Domestic	57,379	50,465	43,206
Foreign (1)	7,772	6,503	5,205

	65,151	56,968	48,411

	$182,586	$132,261	$110,813

Operating expenses by segment:
Offshore supply vessels	$35,936	$29,724	$22,786
Tugs and tank barges	30,974	28,796	24,019

	$66,910	$58,520	$46,805

Depreciation and amortization by segment:
Offshore supply vessels	$15,197	$12,876	$9,381
Tugs and tank barges	12,073	10,259	8,209

	$27,270	$23,135	$17,590

Loss on early extinguishment of debt	$1,698	$22,443	$—

General and administrative expenses	$20,327	$14,759	$10,731

Interest expense	$12,558	$17,698	$18,523

Interest income	$3,178	$356	$178

Income tax expense (benefit)	$21,538	$(1,320)	$6,858

(1)	Included are the amounts applicable to our Puerto Rico tug and tank barge operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenues.    Revenues were $182.6 million in 2005, compared to $132.3 million in 2004, an increase of $50.3 million or 38.0%. Revenues increased primarily as a result of the strengthening market conditions in our OSV and tug and tank barge business segments, and to a lesser extent, our average operating fleet increasing to 53 vessels at the end of 2005 from 51 vessels at the end of 2004.

Revenues from our OSV segment increased $42.1 million, or 55.9%, to $117.4 million in 2005, compared to $75.3 million in 2004. Our revenue growth is primarily attributable to the increases in OSV utilization and dayrates compared to the prior year and the addition of two AHTS vessels during the first quarter of 2005. Our utilization rate was 96.2% in 2005 compared to 87.5% in 2004. Our OSV average dayrate was $13,413 in 2005 compared to $10,154 in 2004, an increase of $3,259, or 32.1%. The increase in dayrates and utilization is primarily related to the significant improvement in the U.S. Gulf of Mexico market. Domestic revenues for our OSV segment were $88.8 million in 2005, an increase of $28.9 million or 48.2%, compared to $59.9 million in 2004 due to the recovery of the OSV market in the U.S. Gulf of Mexico. Foreign revenues for our OSV segment increased to $28.7 million for 2005, compared to $15.4 million in 2004, an increase of $13.3 million or 86.4%, due to having an average of three more vessels operating internationally during 2005. Based on current market trends, we anticipate that our fleetwide OSV effective dayrates will remain above 2005 levels through calendar 2006.

Revenues from our tug and tank barge segment increased $8.2 million, or 14.4%, to $65.2 million in 2005, compared to $57.0 million in 2004. Our utilization rate increased to 87.1% for 2005 compared to 82.2% for 2004. Our average dayrate of $13,542 for 2005 increased $1,922, or 16.5%, from the average dayrate of $11,620 in 2004. The increase in dayrates is attributed to higher demand for our equipment in the northeastern United States and the ability of the five double-hulled barges delivered under our first newbuild program to command higher rates as newbuild double-hulled tank barges with higher barrel-carrying capacity compared to our remaining single-hulled fleetwide average barrel-carrying capacity.

Operating Expense.    Our operating expense increased to $66.9 million in 2005, compared to $58.5 million in 2004, an increase of $8.4 million or 14.4%. The increase in operating expense during 2005 is primarily due to prevailing cost inflation trends in the oilfield and the effect of recent vessel acquisitions and newbuild deliveries, offset in part by mandatory vessel retirements at the end of 2004.

Operating expense for our OSV segment increased $6.2 million, or 20.9%, to $35.9 million in 2005, compared to $29.7 million in 2004. Operating expenses were higher in 2005 due to increased crewing requirements on vessels to meet customer demand, higher insurance costs, and the addition of two AHTS vessels to our fleet in January 2005 and March 2005.

Operating expense for our tug and tank barge segment was $31.0 million in 2005, compared to $28.8 million in 2004, an increase of $2.2 million or 7.6%. Operating expenses increased due to higher fuel prices and personnel costs and the addition of two higher horsepower, ocean-going tugs and five double-hulled newbuild tank barges, offset in part by the effect of the mandatory removal of three single-hulled tank barges from service at the end of 2004. Average daily operating expense in 2006 for the tug and tank barge segment is expected to increase as a result of a full year contribution of five double-hulled tank barges and two higher horsepower tugs.

Depreciation and Amortization.    Our depreciation and amortization expense of $27.3 million in 2005 increased $4.2 million or 18.2% compared to $23.1 million in 2004. This increase is primarily related to increased drydocking activity compared to 2004 and the impact of adding two AHTS vessels, five double-hulled tank barges and two 6,100 horsepower ocean-going tugs to our fleet, offset in part by the effect of the mandatory removal of three single-hulled tank barges from service since 2004. These expenses are expected to increase further when the vessels under our recently announced expansion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

Loss on Early Extinguishment of Debt.    On November 3, 2004, we commenced a cash tender offer for all of the $175 million in aggregate principal amount of our 10.625% senior notes. Senior notes totaling approximately $159.5 million, or 91% of such notes outstanding, were validly tendered during the designated tender period. The remaining $15.5 million of our 10.625% senior notes were redeemed on January 14, 2005. Losses on early extinguishment of debt of approximately $1.7 million and $22.4 million were recorded during 2005 and 2004, respectively and includes the redemption costs and an allocable portion of the write-off of unamortized financing costs and original issue discount, and a bond redemption premium.

General and Administrative Expense.    Our general and administrative expense was $20.3 million for 2005, compared to $14.8 million in 2004, an increase of $5.5 million or 37.2%. This increase resulted from higher personnel and health insurance costs, including variable incentive compensation commensurate with our record financial results, and costs associated with corporate governance initiatives such as compliance with the Sarbanes-Oxley Act. General and administrative expenses were expected to increase due to our continued growth via vessel acquisitions, our newbuild and conversion programs and our increased reporting obligations under federal securities and corporate governance laws and stock exchange requirements. However, we expect the ratio of general and administrative expenses to revenues to remain at our historical levels of approximately 11% of revenues.

Interest Expense.    Interest expense was $12.6 million in 2005, compared to $17.7 million in 2004, a decrease of $5.1 million or 28.8%. The decrease in interest expense primarily relates to the refinancing of our 10.625% senior notes with 6.125% senior notes at the end of 2004. Other factors causing a decrease in interest expense was higher capitalized interest recorded during 2005 due to our fleet expansion programs. Capitalized interest was $3.9 million and $3.0 million for 2005 and 2004, respectively. See “Liquidity and Capital Resources” for further discussion.

Interest Income.    Interest income was $3.2 million in 2005, an increase of $2.8 million or 700%, compared to $0.4 million in 2004. The increase in interest income resulted from increased interest rates and a higher average cash balance of $163.0 million, primarily due to the early fourth quarter 2005 debt and equity offerings, compared to $33.6 million in 2004. Our cash balance as of December 31, 2005 was $271.7 million.

Income Tax Expense.    Our effective tax rate was 36.5% in 2005 and we recorded an income tax benefit in 2004 due to a pre-tax loss attributable to an early extinguishment of debt. See “Liquidity and Capital Resources” for further discussion. We also recorded deferred taxes due to our federal tax net operating loss carryforwards primarily generated by accelerated depreciation for tax purposes of approximately $92 million as of December 31, 2005. These loss carryforwards are available through 2020 to offset future taxable income. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

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

Depreciation and Amortization.    Our depreciation and amortization expense of $23.1 million for 2004 increased $5.5 million or 31.3% compared to $17.6 million for 2003. Depreciation and amortization were higher in 2004 as a result of having an average of six additional vessels in our fleet and increased drydocking activity compared to 2003. These expenses are expected to increase further with the recent acquisition of two ocean-going tugs, two AHTS vessels and the construction of five double-hulled tank barges, and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

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

General and Administrative Expenses.    Our general and administrative expenses were $14.8 million for 2004, compared to $10.7 million in 2003, an increase of $4.1 million or 38.3%. This increase primarily resulted from increased overhead relating to the additional vessels purchased, the increased costs of operating as a public company and, during the fourth quarter 2004, several discrete charges related to increased employee bonuses, insurance and legal fees. General and administrative expenses are expected to trend higher in 2005 to accommodate our continued growth via vessel acquisitions, the current construction of five double-hulled tank barges, and our increased reporting obligations under federal securities and corporate governance laws and stock exchange requirements.

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

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flow from operations, proceeds from issuances of our debt and common equity securities, and borrowings under our credit facilities. We require capital to fund ongoing operations, construction of new vessels, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during 2006.

We have a five-year $100 million senior secured revolving credit facility with a current borrowing base of $60 million. As of December 31, 2005, we had $60 million of credit immediately available under such facility. On October 5, 2005, we used a portion of the net proceeds from a public offering of common stock and a concurrent private placement of additional 6.125% senior notes to pay down our revolving credit facility to a zero balance. We have made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including OSVs, MPSVs, AHTS vessels, fast supply vessels, ocean-going tugs, tank barges and tankers, as needed to take advantage of the demand for such vessels.

On August 31 and September 1, 2005, respectively, we filed with the Commission registration statements on Form S-3 and Form S-4 in connection with a $350.0 million universal shelf and a $150.0 million acquisition shelf. On September 15, 2005, each of these registration statements was declared effective by the Commission. On October 4, 2005, we closed the private placement of $75.0 million of additional 6.125% senior notes that were priced at 99.25% of principal. On October 5, 2005, we closed an underwritten public offering of 6.1 million shares of our common stock at a price to the public of $35.35 per share, for total gross proceeds to us of $215.6 million before underwriting discounts, commissions and offering expenses. This public offering also included an additional 2.0 million shares sold by a selling stockholder, but we did not receive any proceeds from such sale.

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

Operating Activities.    We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $75.8 million in 2005, $21.4 million in 2004, and $25.5 million in 2003. The increase in operating cash flows from 2004 to 2005 was primarily related to substantially improved market conditions in both of our business segments, reduced drydock expenditures, the growth of our fleet and the net effect of the bond refinancing that we commenced in November 2004, which resulted in a lower interest rate and a change in the timing of our interest payments. Our cash flow from operations for the year ended December 31, 2005 reflects a full period of revenue contribution from one OSV and one fast supply vessel that were added to our fleet during 2004 and partial period contributions from two AHTS vessels and five new double-hulled tank barges that were placed in service during 2005. The decrease in operating cash flows from 2003 to 2004 was due to increased cash outlays associated with OSV drydocking activity and the timing of interest payments resulting from the early extinguishment of debt in November 2004. Our cash flows from operations are expected to trend higher in 2006, as we will have a full year of revenue contribution from the five new double-hulled tank barges and two AHTS vessels that were delivered and acquired, respectively, during 2005. In 2006, we expect to drydock a total of eleven OSVs, five tugs, and six tank barges for recertification and/or discretionary vessel enhancements, which together with non-vessel capital expenditures related primarily to information technology initiatives, is estimated to cost approximately $24.0 million.

As of December 31, 2005, we had federal tax net operating loss carryforwards of approximately $92 million available through 2020 to offset future federal taxable income. These federal tax net operating losses were generated primarily through accelerated tax depreciation applied to our vessels. Our use of these tax net operating losses and additional tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current and projected fleet, we expect to continue generating federal tax net operating losses over the near term.

Investing Activities.    Cash invested for 2005 was approximately $120.6 million, which primarily consisted of construction costs incurred for our first tank barge newbuild program and the acquisitions of two foreign-flagged AHTS vessels and one coastwise tanker, the latter of which will be retrofitted under the MPSV conversion program described below. The HOS Saylor and HOS Navegante were purchased in January and March 2005, respectively. The aggregate purchase price and retrofit costs, excluding capitalized interest, incurred during 2005 for the AHTS vessels was $29.2 million. We also took delivery of five double-hulled newbuild tank barges, the Energy 13501, Energy 13502, Energy 11103, Energy 11104 and Energy 11105, throughout 2005. These five new double-hulled tank barges have more than replaced the barrel-carrying capacity of the three single-hulled vessels that were retired from service by January 1, 2005, pursuant to OPA 90. The net increase in our fleet barrel-carrying capacity since 2004 is approximately 330,000 barrels, or 29%.

In August and September 2005, we acquired two 6,100 horsepower tugs, which were renamed the Eagle Service and Patriot Service, respectively. The aggregate cost, before capitalized interest, to purchase and retrofit these vessels is expected to be approximately $16.0 million, of which $12.5 million was incurred in 2005. The two new tugs are expected to be placed in service during the late first quarter of 2006 to service newbuild tank barges delivered in 2005. The cash utilized for investing activities during 2005 was partially offset by approximately $4.3 million of net cash inflows from the sales of the Energy 9801 and the Energy 9501, two retired single-hulled tank barges, and the Yabucoa Service and the North Service, 3,000 and 2,200 horsepower tugs, respectively.

In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370 class MPSVs. The total project cost to acquire and convert the two vessels is currently expected to be at least $65.0 million in the aggregate. While we are not yet contractually committed to a shipyard for the costs associated with this conversion program, approximately $11.9 million has been incurred to-date for the purchase of owner-furnished equipment, prior to construction period interest. The remaining conversion costs are expected to be incurred during 2006 and 2007. We plan to fund the project from current cash on-hand and projected cash flow from operations. We anticipate delivery of the converted vessels during 2007. The M/V W.K. McWilliams, Jr., which we acquired in November 2001 and renamed the Energy Service 9001, and the M/V Benno C. Schmidt, the sister vessel to the Energy Service 9001 that we acquired in May 2005, are the two coastwise tankers that will be converted under the MPSV conversion program.

In September 2005, we announced new vessel construction programs for each of our two business segments. These will be our fourth OSV newbuild program and second tug and tank barge newbuild program. In February 2006, we announced an expansion of our fourth OSV newbuild program. Based on internal estimates, the incremental cost of these two programs is expected to be approximately $395.0 million in the aggregate, prior to the allocation of construction period interest. Our fourth OSV newbuild program includes the recently announced four purpose-built 240EDF class OSVs at an estimated cost of approximately $80 million, in the aggregate. We are now contractually committed to a Gulf Coast shipyard for two of the four 240EDF class OSVs and a West Coast shipyard for the two remaining vessels. The latter contract includes options for two additional vessels. This OSV newbuild program is expected to create up to an additional 37,000 deadweight tons of vessel capacity at an estimated cost of approximately $290.0 million. The 240EDF class OSVs are expected to be delivered by mid-2008, with the first vessel due in late 2007. The precise number of remaining vessels to be constructed under our fourth OSV newbuild program, their specifications and expected delivery dates will be finalized as certain milestones are completed, including the negotiation of shipyard contracts. We also plan to build several new double-hulled tank barges with an aggregate 400,000 barrels of additional barrel-carrying capacity and, unlike our first tank barge newbuild program, we may construct the related ocean-going tugs to be used as power units for the new barges. The estimated incremental cost of the new ocean-going tugs and ocean-going tank barges is expected to be approximately $105.0 million, in the aggregate. We are now contractually committed with one domestic shipyard to build three 60,000-barrel barges under the second tug and tank barge newbuild program, of which approximately $3.7 million, prior to construction period interest, was incurred during 2005. All of the new vessels to be constructed under the second tug and tank barge newbuild program are expected to be delivered from mid-2007 through mid-2008. Construction costs related to the fourth OSV newbuild program and the second tug and tank barge newbuild program will be funded, in part, with a portion of the proceeds from our recent common stock offering and concurrent senior note offering and projected cash flow from operations.

For those vessels for which we are not contractually committed to a shipyard, projected timing and pricing are subject to change due to delays and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor.

Cash flows from investing activities in 2004 were approximately $61.4 million, primarily for the construction of new double-hulled tank barges, the acquisition of two tugs that were retrofitted and renamed the Freedom Service and Liberty Service and one fast supply vessel, the HOS Hotshot, along with discretionary vessel and non-vessel capital expenditures. During 2003, cash invested was approximately $99.8 million, for the construction of new vessels, acquisitions of six OSVs and a double-hulled tank barge, and miscellaneous capital expenditures. These 2003 expenditures were offset by $1.7 million in cash proceeds from the sale of one tank barge.

In 2006, investing activities are anticipated to include costs to complete the retrofit costs of the second two higher horsepower tugs, the conversion of the two MPSVs, the acquisition, retrofit or conversion of additional vessels, in addition to construction costs related to our recently announced OSV and tug and tank barge newbuild programs and other capital expenditures, including discretionary vessel modifications and corporate projects. See “Contractual Obligations” for a brief overview of anticipated vessel construction commitments in 2006.

Financing Activities.    Net cash provided by financing activities was $262.2 million for 2005, which is primarily the result of an underwritten public offering of 6.1 million shares of our common stock at a price to the public of $35.35 per share resulting in net proceeds of approximately $205.4 million during October 2005. We also received approximately $73.1 million in net proceeds in connection with the concurrent private placement of an additional $75.0 million in aggregate principal amount of our 6.125% senior notes due 2014, or additional notes, under our indenture dated as of November 23, 2004. The additional notes were priced at 99.25% of principal amount to yield 6.41% and have substantially the same terms as the existing senior notes issued in November 2004, except that the issuance of the additional notes was not registered under the Securities Act. An exchange offer is currently in process to exchange the unregistered additional notes for registered notes. Net cash provided by financing activities during 2005 was also offset by the redemption of the $15.5 million non-tendered 10.625% senior notes in January 2005.

Financing activities during 2004 generated $81.4 million and consisted of cash inflows generated by the November 2004 issuance of 6.125% senior notes and the initial public offering of our common stock, which was completed in March 2004. These cash inflows were offset by the repurchase of 91% of our outstanding 10.625% senior notes and the repayment of amounts then outstanding on our revolving credit facility in March 2004. Cash provided by financing activities in 2003 consisted of the private placement of approximately 1.9 million shares of our common stock, raising net cash proceeds of approximately $23.3 million that were used in part, together with borrowings under our revolving credit facility of $40 million, to fund certain vessel purchases.

Contractual Obligations

The following table sets forth our aggregate contractual obligations as of December 31, 2005 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Senior notes(1)	$300,000	$—	$—	$—	$300,000
Interest payments(2)	165,375	18,375	55,125	55,125	36,750
Operating leases(3)	41,450	3,701	7,868	3,021	26,860
Vessel construction commitments(4)	43,701	39,781	3,920	—	—

Total	$550,526	$61,857	$66,913	$58,146	$363,610

(1)	Our 6.125% senior notes mature on December 1, 2014 and include $551 of original issue discount.
(2)	Interest payments relate to our 6.125% senior notes due December 1, 2014 with semi-annual interest payments of $9.2 million payable June 1 and December 1.
(3)	Included in operating leases are commitments for vessel rentals, a port facility, office space, office equipment and vehicles. See “—Properties” for additional information regarding our leased office space and other facilities.
(4)	The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, however, the amounts are not expected to change materially in the aggregate.

We have a $100.0 million revolving credit facility due February 2009 with a borrowing base of $60.0 million. As of December 31, 2005, we had no outstanding balance and $60.0 million of borrowing capacity immediately available under the facility. We plan to negotiate a new revolving credit facility with our current bank group, and possibly add new lenders, in early 2006. Our goal will be to provide for, among other things, a longer maturity, increased borrowing capacity, lower interest rates and an updated covenant package commensurate with our improved credit standing.

As of December 31, 2005, we had outstanding debt of $299.4 million, net of original issue discount, under our 6.125% senior unsecured notes, or senior notes. The effective interest rate on the senior notes is 6.39%. Semi-annual cash interest payments of $9.2 million are payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity on December 1, 2014, but pursuant to the indenture under which the senior notes are issued, we would be required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. For additional information with respect to our revolving credit facility and our senior notes, please refer to note 6 of our audited consolidated financial statements included herein.

As of December 31, 2005, we were committed under vessel construction contracts with one domestic shipyard for a total of three 60,000-barrel double-hulled tank barges under our second tug and tank barge newbuild program. Approximately $3.7 million has been incurred under such newbuild program during 2005 before construction period interest. For the year ended December 31, 2005, we incurred $65.8 million, excluding capitalized interest, for our first tank barge newbuild program, which was comprised of the construction of five new double-hulled tank barges and the purchase and retrofit of four higher horsepower, ocean-

going tugs. This program is expected to cost, prior to construction period interest, approximately $121.0 million in the aggregate, of which approximately $116.4 million was incurred and paid from October 2003 through December 2005. We expect to incur the remaining balance of $4.6 million in the first quarter of 2006. All five double-hulled tank barges under our first tug and tank barge newbuild program were delivered in 2005. The two remaining 6,100 horsepower tugs under that program are being retrofitted and are expected to be placed in service during the late first quarter of 2006.

In 2006, we expect to drydock a total of eleven OSVs, five tugs, and six tank barges for recertification and/or discretionary vessel enhancements, which together with non-vessel capital expenditures related primarily to information technology initiatives, is estimated to cost approximately $24.0 million, which includes approximately $13.5 million for deferred drydocking charges. For the year ended December 31, 2005, we expended approximately $10.8 million for our vessel capital maintenance program, of which $6.8 million was accounted for as deferred drydocking charges and $4.0 million for other vessel capital improvements. During 2005, we also expended approximately $2.6 million for miscellaneous non-vessel related additions to property, plant and equipment and information technology initiatives.

Inflation

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial condition. The impact of adoption of SFAS 123R is expected to result in additional compensation expense of approximately $2.9 million, net of tax, for the 2006 fiscal year. In addition, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our audited consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current GAAP literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such excess tax deductions was approximately $1.7 million for the year ended December 31, 2005. On April 14, 2005, the Commission, announced amended compliance dates for SFAS 123R. The Commission previously required companies to adopt this standard no later than July 1, 2005, but the new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, that begins after June 15, 2005. We will not be required to report under SFAS 123R until the quarter ending March 31, 2006 and do not currently intend to adopt this standard for reporting prior to such time. See Note 8 of these audited consolidated financial statements for further discussion of our Incentive Compensation Plan.

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

We are subject to interest rate risk on our long-term fixed interest rate senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. Our revolving credit facility has a variable interest rate and, therefore, is not subject to interest rate risk.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for four of our OSVs for service offshore Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under fixed time charters with one of our other OSVs and our fast supply vessel for service offshore Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

Item 8—Financial Statements and Supplementary Data

The financial statements and information required by this Item appear on pages F-1 through F-21 of this Annual Report on Form 10-K.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A—Controls and Procedures

Disclosure Controls And Procedures

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(e). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of the Company’s management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hornbeck Offshore Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hornbeck Offshore Service Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hornbeck Offshore Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck Offshore Services, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Hornbeck Offshore Services, Inc. and our report dated January 27, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New Orleans, LA

January 27, 2006

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 11—Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 12—Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 13—Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 14—Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following items are filed as part of this report:

1.	Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-21 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits.

Exhibit Number	Description of Exhibit

3.1	—Second Restated Certificate of Incorporation of the Company, as amended through May 5, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2005).

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

4.2

—Exchange and Registration Rights Agreement, dated as of November 23, 2004, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 18, 2004).

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

10.8

—Second Amendment to Senior Employment Agreement dated effective March 10, 2005 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.8, 10.9 and 10.10 to the Company’s Form 10-K for the period ended December 31, 2004).

10.9

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.8, 10.9 and 10.10 to the Company’s Form 10-K for the period ended December 31, 2004).

10.10

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.8, 10.9 and 10.10 to the Company’s Form 10-K for the period ended December 31, 2004).

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

10.12

—Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

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

*10.15†	—Director & Advisory Director Compensation Policy, effective February 14, 2006.

10.16	—Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.17	—Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the period ended December 31, 2004).

10.18	—Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the period ended December 31, 2004).

Exhibit Number	Description of Exhibit

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

*10.24	—Form of Executive Restricted Stock Agreement.

*10.25	—Form of Director Restricted Stock Agreement.

*10.26	—Form of Employee Restricted Stock Agreement.

*23.1	—Consent of Ernst & Young, LLP.

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hornbeck Offshore Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hornbeck Offshore Service Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hornbeck Offshore Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck Offshore Services, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Hornbeck Offshore Services, Inc. and our report dated January 27, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New Orleans, LA

January 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

New Orleans, Louisiana

January 27, 2006

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$271,739	$54,301
Accounts receivable, net of allowance for doubtful accounts of $495 and $407, respectively	35,990	22,028
Prepaid insurance	1,355	530
Property taxes receivable	3,788	2,936
Other current assets	2,934	1,934

Total current assets	315,806	81,729

Property, plant and equipment, net	462,041	361,219
Goodwill, net	2,628	2,628
Deferred charges, net	15,904	14,863
Other assets	296	132

Total assets	$796,675	$460,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,709	$4,845
Accrued interest	1,653	2,391
Accrued payroll and benefits	6,893	3,991
Deferred revenue	24	1,723
Current portion of long-term debt, net of original issue discount of $0 and $97	—	15,449
Other accrued liabilities	1,056	774

Total current liabilities	25,335	29,173

Revolving credit facility	—	—
Long-term debt, net of original issue discount of $551 and $0 respectively	299,449	225,000
Deferred tax liabilities, net	41,558	22,247
Other liabilities	838	1,247

Total liabilities	367,180	277,667

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 27,151 and 20,822 shares issued and outstanding, respectively	271	208
Additional paid-in capital	372,303	163,264
Retained earnings	56,843	19,400
Accumulated other comprehensive income	78	32

Total stockholders’ equity	429,495	182,904

Total liabilities and stockholders’ equity	$796,675	$460,571

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$182,586	$132,261	$110,813
Costs and expenses:
Operating expenses	66,910	58,520	46,805
Depreciation	19,954	17,408	14,393
Amortization	7,316	5,727	3,197
General and administrative expenses	20,327	14,759	10,731

	114,507	96,414	75,126

Operating income	68,079	35,847	35,687
Other income (expense):
Loss on early extinguishment of debt	(1,698)	(22,443)	—
Gain on sale of assets	1,893	65	712
Interest income	3,178	356	178
Interest expense	(12,558)	(17,698)	(18,523)
Other income, net	87	70	(6)

Other income (expense)	(9,098)	(39,650)	(17,639)

Income (loss) before income taxes	58,981	(3,803)	18,048
Income tax expense (benefit)	21,538	(1,320)	6,858

Net income (loss)	$37,443	$(2,483)	$11,190

Basic earnings (loss) per common share	$1.67	$(0.13)	$0.84

Diluted earnings (loss) per common share	$1.64	$(0.13)	$0.82

Weighted average basic shares outstanding	22,369	19,330	13,397

Weighted average diluted shares outstanding	22,837	19,330	13,604

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2003	12,122	$121	$61,062	$10,693	$—	$71,876
Private placement of common stock	2,400	24	29,243	—	—	29,267
Other shares issued	6	—	46	—	—	46
Comprehensive income:
Net income	—	—	—	11,190	—	11,190
Foreign currency translation	—	—	—	—	16	16

Total comprehensive income						11,206

Balance at December 31, 2003	14,528	$145	$90,351	$21,883	$16	$112,395
Initial public offering of common stock	6,126	61	71,743	—	—	71,804
Other shares issued	168	2	1,170	—	—	1,172
Comprehensive income:
Net loss	—	—	—	(2,483)	—	(2,483)
Foreign currency translation	—	—	—	—	16	16

Total comprehensive income						(2,467)

Balance at December 31, 2004	20,822	$208	$163,264	$19,400	$32	$182,904
Public offering of common stock	6,100	61	205,058	—	—	205,119
Other shares issued	229	2	3,981	—	—	3,983
Comprehensive income:
Net income	—	—	—	37,443	—	37,443
Foreign currency translation	—	—	—	—	46	46

Total comprehensive income						37,489

Balance at December 31, 2005	27,151	$271	$372,303	$56,843	$78	$429,495

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,443	$(2,483)	$11,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,954	17,408	14,393
Amortization	7,316	5,727	3,197
Provision for bad debts	88	(47)	56
Deferred tax expense (benefit)	21,538	(1,320)	6,858
Gain on sale of assets	(1,893)	(65)	(712)
Equity in income from investment	(143)	(87)	(17)
Loss on early extinguishment of debt	1,698	22,443	—
Amortization of financing costs	758	1,532	1,531
Changes in operating assets and liabilities:
Accounts receivable	(13,999)	(5,437)	(2,297)
Prepaid insurance and other current assets	(2,771)	(5,740)	(1,635)
Deferred drydocking charges	(6,827)	(8,530)	(6,100)
Accounts payable	12,216	1,130	(1,627)
Accrued liabilities and other liabilities	2,865	503	610
Deferred revenue	(1,699)	1,723	—
Accrued interest	(738)	(5,352)	52

Net cash provided by operating activities	75,806	21,405	25,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and retrofit of tugs and tank barges	(15,795)	(6,500)	(7,400)
Acquisitions and retrofit of OSVs	(30,555)	(3,500)	(48,000)
Construction of tugs and tank barges	(58,573)	(39,191)	(34,438)
Construction of OSVs and conversion of MPSVs	(13,484)	(2,433)	(3,609)
Net proceeds from the sale of vessels	4,347	—	1,650
Vessel capital expenditures	(3,979)	(8,786)	(5,060)
Non-vessel capital expenditures	(2,578)	(968)	(1,309)

Net cash used in investing activities	(120,617)	(61,378)	(98,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	74,438	225,000	—
Repayment of senior notes	(15,546)	(159,454)	—
Redemption premium on retirement of debt	(1,436)	—	—
Payments for bond refinancing costs	—	(21,006)	—
Net proceeds from (payments on) borrowings under revolving credit facility	—	(40,000)	40,000
Proceeds from borrowings under other debt agreements	—	—	1,656
Payments on borrowings under other debt agreements	—	—	(1,488)
Deferred financing costs	(2,286)	3,842	(159)
Gross proceeds from public offerings of common stock	215,635	79,643	—
Payments for public offering costs	(10,516)	(7,839)	—
Net cash proceeds from other shares issued	1,913	1,172	23,313

Net cash provided by financing activities	262,202	81,358	63,322

Effects of exchange rate changes on cash	47	16	16

Net increase (decrease) in cash and cash equivalents	217,438	41,402	(9,329)
Cash and cash equivalents at beginning of period	54,301	12,899	22,228

Cash and cash equivalents at end of period	$271,739	$54,301	$12,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$17,888	$24,023	$19,718

NONCASH FINANCING ACTIVITIES:
Issuance of common stock to partially fund the purchase of offshore supply vessels	$—	$—	$6,000

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Nature of Operations

Hornbeck Offshore Services, Inc. (or the Company) was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels (OSVs) to provide support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico and select international markets. The Company, through its subsidiaries, also operates ocean-going tugs and tank barges that provide transportation of petroleum products, primarily in the northeastern United States and Puerto Rico. All significant intercompany accounts and transactions have been eliminated.

The Company owns a 49% interest in Hornbeck Offshore Trinidad & Tobago Limited (HOTT-Ltd). HOTT-Ltd is a vessel crewing and management services company established to support the Company’s Trinidad & Tobago-based operations. The 49% interest owned by the Company is being recorded using the equity method. The Company’s equity in income from investments is not material.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company charters its OSVs and certain of its tank barges to clients under time charters based on a daily rate of hire and recognizes revenue as earned on a daily basis during the contract period of the specific vessel.

The Company also contracts its tank barges to clients under contracts of affreightment, under which revenue is recognized based on the number of days incurred for the voyage as a percentage of total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under these contracts are less than 10 days in length.

Deferred revenue represents payments received from customers in advance of vessels commencing time charters.

Accounts Receivable

Accounts receivable consists of trade receivables net of reserves, amounts to be rebilled to customers and interest receivables.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the estimated useful lives of the related assets. Major modifications and improvements, which extend the useful life of the vessel, are capitalized and amortized over the remaining useful life of the vessel. Gains and losses from retirements or other dispositions are recognized as incurred.

The estimated useful lives by classification are as follows:

Tugs	14-25 years
Tank barges	3-25 years
Offshore supply vessels	25 years
Non-vessel related property, plant and equipment	3-10 years

All of the Company’s single-hulled tank barges have estimated useful lives based on their classification under the Oil Pollution Act of 1990 and three of such barges were retired from service at December 31, 2004. The Company’s double-hulled tank barges have an estimated useful life of 25 years.

Deferred Charges

The Company’s vessels are required by regulation to be recertified after certain periods of time. The Company defers the drydocking expenditures incurred due to regulatory marine inspections and amortizes the costs on a straight-line basis over the period to be benefited from such improvements (generally 30 or 60 months). Financing charges are amortized over the term of the related debt.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2005	2004	2003
Balance, beginning of year	$407	$454	$469
Changes to provision	88	(47)	56
Write off of uncollectible accounts	—	—	(71)

Balance, end of year	$495	$407	$454

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

Impairment of Long-Lived Assets

When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. The Company did not record any impairment losses related to its long-lived assets during 2005, 2004 or 2003.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial condition. The impact of adoption of SFAS 123R is expected to be approximately $2.9 million, net of tax, for the 2006 fiscal year. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to the Company’s audited consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current GAAP literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options and purchase rights, the amount of operating cash flows recognized for such excess tax deductions was approximately $1.7 million in 2005. On April 14, 2005, the Securities and Exchange Commission, or Commission, announced amended compliance dates for SFAS 123R. The Commission previously required companies to adopt this standard no later than July 1, 2005, but the new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, that begins after June 15, 2005. The Company will not be required to report under SFAS 123R until the quarter ending March 31, 2006 and does not currently intend to adopt this standard for reporting prior to such time. See Note 8 of these audited consolidated financial statements for further discussion of the Company’s Incentive Compensation Plan.

3.    Earnings Per Share and Reverse Stock Split

Basic earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$37,443	$(2,483)	$11,190

Weighted average number of shares of common stock outstanding	22,369	19,330	13,397
Add: Net effect of dilutive stock options (1)	468	—	207

Adjusted weighted average number of shares of common stock outstanding	22,837	19,330	13,604

Earnings (loss) per common share:
Basic	$1.67	$(0.13)	$0.84

Diluted	$1.64	$(0.13)	$0.82

(1)	At December 31, 2005 and 2004, stock options representing rights to acquire 42 and 273 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

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

4.    Defined Contribution Plan

The Company offers a 401(k) plan to all full time employees. Employees must be at least twenty-one years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and/or profit sharing contributions to the plan. During the years ended December 31, 2005, 2004 and 2003, the Company made contributions of approximately $0.6 million, $0.5 million and $0.1 million, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Tugs	$37,911	$30,036
Tank barges	133,402	40,663
Offshore supply vessels	317,860	287,222
Construction in progress	29,921	53,232
Non-vessel related property, plant and equipment	14,752	6,170
Less: Accumulated depreciation	(71,805)	(56,104)

	$462,041	$361,219

6.    Long-Term Debt

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

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior notes, or new senior notes, governed by an indenture, or the 2004 indenture. The new senior notes were subsequently exchanged on March 7, 2005 for senior notes with substantially similar terms, except that the issuance of the senior notes issued in the exchange offer was registered under the Securities Act of 1933, or Securities Act. The net proceeds to the Company from the private placement were approximately $219.0 million, net of transaction costs. The Company used $198.0 million of the proceeds to repurchase or redeem all of the old senior notes. The $198.0 million comprised the total consideration paid for the old senior notes, including related tender offer costs, consent fees, and bond redemption premium required to be paid to holders of the old senior notes. The residual proceeds were used for the acquisition, construction and retrofit of vessels. The effective interest rate on the new senior notes is 6.38%.

On October 4, 2005, the Company issued in a private placement an additional $75.0 million in aggregate principal amount of 6.125% senior notes, or additional notes, governed

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the 2004 indenture. The additional notes were priced at 99.25% of principal amount to yield 6.41%. The net proceeds to the Company from this private placement were approximately $73.1 million, net of estimated transaction costs. The Company intends to use the proceeds from the sale of the additional notes, as well as the proceeds from its concurrent public offering of common stock, to partially fund the construction of new OSVs, ocean-going tugs and ocean-going, double-hulled tank barges and the retrofit or conversion of certain existing vessels, including MPSVs. In addition, the combined proceeds may be used in connection with possible future acquisitions and additional new vessel construction programs, as well as for general corporate purposes. Pending these uses, the Company repaid debt under its revolving credit facility, which may be reborrowed.

In December 2005, the Company filed a registration statement to facilitate an offer to exchange the additional notes that were initially sold pursuant to the October 2005 private placement, for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offer will be registered under the Securities Act. Both series of senior notes were issued under and are entitled to the benefits of the same 2004 indenture. The exchange offer is expected to be completed in late March 2006.

The new senior notes and additional notes (or, collectively, the senior notes) mature on December 1, 2014 and require semi-annual interest payments on June 1 and December 1 of each year until maturity. No principal payments are due until maturity. The senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

Revolving Credit Facility

Effective February 13, 2004, the Company amended and restated its senior secured revolving credit facility to increase its size to $100.0 million and extend its maturity to February 13, 2009. The borrowing base under the facility is currently $60.0 million. Pursuant to the indenture governing the senior notes, unless the Company meets a specified

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated interest coverage ratio test, the level of permitted borrowings under this facility is limited to the greater of $75 million or 20% of the Company’s consolidated net tangible assets determined as of the end of the Company’s most recently completed fiscal quarter for which internal financial statements are available. Borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. Unused commitment fees are payable quarterly at the annual rate of one-quarter to one-half of one percent on the revolving credit facility, based on the leverage ratio defined by the agreement. As of December 31, 2005, the Company had no balance outstanding under the revolving credit facility and had $60.0 million of additional credit immediately available under such facility. As of such date, seven OSVs and four ocean-going tugs and associated personalty, collateralized the revolving credit facility.

The revolving credit facility and 2004 indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $3.9 million, $3.0 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2005	2004
10.625% senior notes due 2008, net of original issue discount of $97	$—	$15,449
6.125% senior notes due 2014, net of original issue discount of $551 and $0	299,449	225,000

	299,449	240,449
Less current maturities	—	15,449

	$299,449	$225,000

Annual maturities of debt during each year ending December 31, are as follows (in thousands):

2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	299,449

$299,449

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorizes 5.0 million shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders.

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

Public Offerings of Common Stock

On March 31, 2004, the Company completed an initial public offering of 6 million shares of its common stock at $13.00 per share, for total gross proceeds of approximately $78 million. On April 28, 2004, the Company issued an additional 0.1 million shares of its common stock pursuant to the exercise by the underwriters of the initial public offering of an option to purchase additional shares, which resulted in incremental gross proceeds to the Company of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $1.6 million. The Company used the net proceeds of the offerings of approximately $73 million to repay the $40 million balance then-outstanding under its revolving credit facility on March 31, 2004 and, from March 31, 2004 to December 31, 2004, used approximately $33 million of the net proceeds to fund expenditures related to its tank barge new build program, the acquisition and retrofit of two ocean-going tugs, the acquisition of one fast supply vessel, and for general corporate purposes. The Company’s shares of common stock trade on the New York Stock Exchange under the symbol “HOS”.

On October 6, 2005, the Company completed an underwritten public offering (the Offering) of 6.1 million shares of its common stock at $35.35 per share, for total gross proceeds of $215.6 million. Underwriting discounts, commissions and offering expenses of approximately $0.6 million incurred to date were recorded as a reduction of additional paid-in capital. The Offering was pursuant to the effective shelf registration statement previously filed with the Commission and included an additional 2 million shares sold by a selling stockholder. The Company used a portion of the net proceeds of the Offering to repay the $21 million balance then-outstanding under its revolving credit facility. The Company intends to use the remaining proceeds from the Offering to partially fund the construction of new OSVs, ocean-going tugs and ocean-going, double-hulled tank barges and the retrofit or conversion of certain existing vessels, including MPSVs. In addition, the proceeds may be used in connection with possible future acquisitions and additional new vessel construction programs, as well as for general corporate purposes.

8.    Stock-Based Compensation

Incentive Compensation Plan

SFAS No. 123 “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based compensation plans. The Company’s incentive compensation plan includes all arrangements by which employees and directors receive shares of stock or other equity instruments of the Company, or the Company incurs liabilities to employees or directors in amounts based on the price of the stock. SFAS 123 defines a fair-value-based method of accounting for stock-based compensation. However, SFAS 123 also allows an entity to continue to measure stock-based compensation cost using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to retain the accounting prescribed in APB 25 must make pro forma disclosures of net income assuming dilution as if the fair-value-based method of accounting defined in SFAS 123 had been applied. The Company retained the provisions of APB 25 for expense recognition purposes. Under APB 25, where the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company will be required to report under SFAS 123R effective the quarter ending March 31, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company established an incentive compensation plan, which provides the Company with the ability to grant options, restricted stock and other awards for a maximum of 3.5 million

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock. The purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock at the date of grant. During 2005, 2004 and 2003, options for approximately 221,000, 168,000 and 6,000 shares, respectively, were exercised. All options granted expire five to ten years after the date of grant, have an exercise price equal to or greater than the estimated market price of the Company’s stock at the date of grant and vest over a two- to four-year period.

The following summarizes the option activity in the plan during 2005, 2004 and 2003 (in thousands, except for per share data):

	2005		2004		2003
	Number of Options Outstanding	Average Price Per Share	Number of Options Outstanding	Average Price Per Share	Number of Options Outstanding	Average Price Per Share
Outstanding, beginning of year	1,118	$9.73	925	$7.45	773	$6.40
Granted	374	24.92	380	13.88	209	11.30
Exercised	(221)	9.40	(168)	6.55	(6)	6.63
Cancelled	(22)	15.88	(19)	9.96	(51)	7.15

Outstanding, end of year	1,249	$16.75	1,118	$9.73	925	$7.45

Exercisable, end of year	573		572		455

Weighted-average fair value of options granted during the year		$12.73		$4.60		$3.55

The following is a summary of outstanding stock options at December 31, 2005 (in thousands, except for years and per share data):

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of exercise prices:
$ 4.63 to $ 6.63	354	5.26	$6.37	342	$6.36
$11.20 to $13.83	516	7.79	12.91	222	12.46
$15.80 to $23.10	322	9.14	22.89	3	16.87
$27.09 to $36.63	56	9.74	30.93	8	28.32

Total	1,248	7.51	14.45	575	9.09

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized to issue up to 0.7 million shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 to register the issuance of shares of common stock under the ESPP. Approximately 12% of eligible employees have participated in the ESPP during the first purchase period, July 1, 2005 through December 31, 2005. Under the Plan, the Company sold approximately 7,000 shares for the year ended December 31, 2005.

If compensation cost for the Company’s two stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS 123, the Company’s net income (loss) for the years ended December 31, 2005, 2004 and 2003 would have been as indicated below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss):
As reported	$37,443	$(2,483)	$11,190
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,373)	(671)	(281)

Pro forma	$36,070	$(3,154)	$10,909

Basic earnings (loss) per common share:
As reported	$1.67	$(0.13)	$0.84
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.06)	(0.03)	(0.02)

Pro forma	$1.61	$(0.16)	$0.82

Diluted earnings (loss) per common share:
As reported	$1.64	$(0.13)	$0.82
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.06)	(0.03)	(0.02)

Pro forma	$1.58	$(0.16)	$0.80

The fair value of the options granted under the Company’s stock option plan during each of the three years ended December 31, 2005, 2004 and 2003, was estimated using the Black-Scholes pricing model using the minimum value method whereby an average expected volatility of 39.1% was used for the year ended December 31, 2005. Volatility was not considered for the years ended December 31, 2004 and 2003, respectively. The Company

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used an average interest rate of 4.27%, 4.05% and 3.84% for the years ended December 31, 2005, 2004 and 2003, respectively. The Company valued its grants at a seven to ten year expected life through the periods ended September 30, 2005, December 31, 2004 and December 31, 2003. Analysis of the Company’s two years of exercise history indicates an expected term of approximately four years, which was applied to the Black-Scholes pricing model for all grants during fourth quarter 2005. The Black-Scholes pricing model also assumes no expected dividends for each year.

The fair value of the employees’ purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the year ended December 31, 2005: an expected life of 6 months; no expected dividends; expected volatility of 41.9%; and a risk-free interest rate of 3.4%. The weighted-average fair value of those purchase rights granted in 2005 was $7.51.

9.    Income Taxes

The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	December 31,
	2005	2004
Deferred tax liabilities:
Fixed assets	$71,690	$53,606
Deferred charges and other liabilities	3,465	3,451

Total deferred tax liabilities	75,155	57,057
Deferred tax assets:
Net operating loss carryforwards	(33,466)	(34,708)
Allowance for doubtful accounts	(180)	(148)
Other	(46)	(49)

Total deferred tax assets	(33,692)	(34,905)
Valuation allowance	95	95

Total deferred tax liabilities, net	$41,558	$22,247

The components of the income tax expense (benefit) follow (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current tax expense	$—	$—	$—
Deferred tax expense (benefit)	21,538	(1,320)	6,858

Total	$21,538	$(1,320)	$6,858

At December 31, 2005, the Company had federal tax net operating loss carryforwards of approximately $92 million. The carryforward benefit from the federal tax net operating loss carryforwards begins to expire in 2020. The Company has a state tax net operating loss carryforward of approximately $1.5 million related to one state tax jurisdiction. This

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforward can only be utilized if the Company generates taxable income in the appropriate tax jurisdiction. A valuation allowance of approximately $0.1 million has been established to fully offset the deferred tax asset related to the state tax jurisdiction.

The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate and the actual income tax provision (in thousands):

	Year Ended December 31,
	2005	2004	2003
Statutory rate	$20,644	$(1,331)	$6,317
State taxes	767	(49)	235
Non-deductible expense	50	57	47
Foreign taxes and other	77	3	259

	$21,538	$(1,320)	$6,858

10.    Commitments and Contingencies

Vessel Construction

As of December 31, 2005, the Company was committed under vessel construction contracts with a domestic shipyard for the retrofit of two 6,100 horsepower tugs under its first tug and tank barge newbuild program. The Company expects the total project costs of the first tug and tank barge newbuild program to be approximately $121.0 million in the aggregate. The remaining tug retrofit costs of approximately $4.6 million are expected to be incurred in the first quarter of 2006.

On May 5, 2005, the Company announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370-foot multi-purpose supply vessels, or MPSVs. The total project cost to acquire and convert the two vessels, prior to construction period interest, is estimated to be at least $65.0 million in the aggregate, of which approximately $13.1 million was incurred during 2005. The Company is currently evaluating prospective domestic shipyards and has not yet contractually committed to a shipyard for the additional costs associated with this conversion program. The Company anticipates delivery of the converted vessels during 2007.

On September 26, 2005 and February 23, 2006, the Company announced new vessel construction programs for its two business segments. Based on internal estimates, the project costs, prior to construction period interest, for the second tug and tank barge newbuild program and the fourth OSV newbuild program are expected to be $105.0 million and $290.0 million, respectively. The Company is contractually committed to a domestic shipyard for the construction of three 60,000-barrel double-hulled tank barges. The Company is also contractually committed to one domestic shipyard for the construction of two 240 EDF class OSVs and with another domestic shipyard for the construction of two additional 240 EDF class OSVs. All three 60,000-barrel tank barges and four of the 240EDF class OSVs under the fourth OSV newbuild program are expected to be delivered by mid-2008, with the first vessel due in late 2007.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company is obligated under certain operating leases for marine vessels, office space, shore-based facilities and vehicles. The Company is currently committed to lease a tug for a term of three years, originating November 20, 2005. The Covington facility lease, which commenced on September 1, 2003, provides for an initial term of five years with two five-year renewal options. The Brooklyn facility lease is currently scheduled to expire on March 31, 2007. A shore based facility lease commenced on December 20, 2005 and provides for an initial term of eight years with four additional five-year periods upon the terms and conditions contained in the lease agreement.

Future minimum payments under noncancelable leases for years subsequent to 2005 follow (in thousands):

Year Ended December 31,
2006	$3,701
2007	3,637
2008	3,253
2009	978
2010 and thereafter	29,881

$41,450

In addition, the Company leases marine vessels used in its operations under month-to-month operating lease agreements. Total rent expense related to leases was approximately $1.2 million; $1.7 million and $1.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. Commencing in March 2005, the terms of entry for the Company’s offshore supply vessel, or OSV, segment contained an annual aggregate deductible (AAD) for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The terms of entry for the Company’s tug and tank barge segment does not contain an AAD. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of December 31, 2005, the Company’s claims costs incurred under its OSV P&I Club policy had not exceeded the AAD.

11.    Deferred Charges

Deferred charges include the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Deferred financing costs, net of accumulated amortization of $1,075, $7,487 and $2,702, respectively	$6,928	$5,616	$5,019
Deferred drydocking costs, net of accumulated amortization of $10,654, $6,557 and $5,330, respectively	8,651	8,978	6,175
Deferred other	325	269	1,122

Total	$15,904	$14,863	$12,316

12.    Related Party Transactions

During 2004 and 2003, the Company was committed under vessel construction contracts to construct OSVs and double-hulled tank barges with a shipyard affiliated with an individual who was, at the time of the execution of the shipyard contracts, a member of the Company’s Board of Directors. The Company incurred approximately $16.3 million and $25.2 million, respectively, of construction costs related to such vessels.

13.    Major Customers

In the years ended December 31, 2005, 2004 and 2003, revenues from one of the Company’s customers served by its tug and tank barge segment was approximately 17%, 22% and 23%, respectively.

14.    Segment Information

The Company provides marine transportation services through two business segments. The Company operates new generation offshore supply vessels in the U.S. Gulf of Mexico, Trinidad and Mexico through its offshore supply vessel segment. The offshore supply vessels principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The tug and tank barge segment primarily operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another. The following shows reportable segment information for the years ended

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Year Ended December 31,
	2005	2004	2003
Operating Revenues:
Offshore supply vessels
Domestic	$88,772	$59,886	$50,044
Foreign(1)	28,663	15,407	12,358

	117,435	75,293	62,402

Tugs and tank barges
Domestic	57,379	50,465	43,206
Foreign(1)	7,772	6,503	5,205

	65,151	56,968	48,411

Total	$182,586	$132,261	$110,813

Operating Expenses:
Offshore supply vessels	$35,936	$29,724	$22,786
Tugs and tank barges	30,974	28,796	24,019

Total	$66,910	$58,520	$46,805

Depreciation and Amortization:
Offshore supply vessels	$15,197	$12,876	$9,381
Tugs and tank barges	12,073	10,259	8,209

Total	$27,270	$23,135	$17,590

General and Administrative Expenses:
Offshore supply vessels	$9,299	$6,342	$4,952
Tugs and tank barges	11,028	8,417	5,779

Total	$20,327	$14,759	$10,731

Operating Income:
Offshore supply vessels	$57,003	$26,351	$25,283
Tugs and tank barges	11,076	9,496	10,404

Total	$68,079	$35,847	$35,687

Capital Expenditures:
Offshore supply vessels	$46,232	$10,568	$92,054
Tugs and tank barges	76,154	49,842	12,453
Corporate	2,578	968	1,309

Total	$124,964	$61,378	$105,816

Identifiable Assets:
Offshore supply vessels	$599,514	$328,857	$276,567
Tugs and tank barges	182,766	119,980	68,589
Corporate	14,395	11,734	20,086

Total	$796,675	$460,571	$365,242

Long-Lived Assets:
Offshore supply vessels
Domestic	$231,445	$202,382	$221,332
Foreign (1)	62,141	54,978	36,744

	293,586	257,360	258,076

Tugs and tank barges
Domestic	158,404	95,301	46,444
Foreign (1) (2)	5,841	5,875	10,470

	164,245	101,176	56,914
Corporate	4,210	2,683	1,725

Total	$462,041	$361,219	$316,715

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of December 31, 2005, 2004 and 2003, respectively.
(2)	Included are amounts applicable to the Puerto Rico tug and tank barge operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

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

On August 6, 2003, the Company completed the acquisition of an additional 220-foot new generation offshore supply vessel from Candy Fleet. The closing of the transaction was effected after satisfying certain conditions precedent to closing, including, among other things, receipt during July 2003 of approximately $13.5 million in proceeds relating to a $30 million private placement of common stock and the satisfactory completion of a drydocking and survey of the vessel in early August. The purchase price of approximately $9 million was negotiated by the parties on an arms-length basis. The vessel was renamed the HOS Mariner. In connection with the acquisition, the Company was also granted options to purchase three conventional 180-foot offshore supply vessels from Candy Fleet for an aggregate exercise price of approximately $4.5 million. These options expired on August 6, 2004.

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

The unaudited pro forma income statement data from the Candy Fleet acquisition would not have had a material impact on the Company’s consolidated results of operations for the year ended December 31, 2003, if the acquisition had taken place at the beginning of such fiscal years.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Employment Agreements

The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured bonus plan dependent upon the Company achieving certain targeted financial results. Prior to 2005, the agreements contained EBITDA and earnings per share targets. In March 2005, the Company and such members of its executive management team amended these agreements to include a discretionary component of the bonus plan in lieu of the earnings per share target. In the event such a member of the executive management team is terminated due to events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments equal to the full amount payable under the agreement.

17.    Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):

The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal 2005 and 2004. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2005
Revenues	$37,904	$41,083	$46,462	$57,137
Operating income	12,497	13,845	16,790	24,947
Net income(1)	5,238	7,723	9,398	15,083
Earnings per common share:
Basic	$0.25	$0.37	$0.45	$0.56
Diluted	0.25	0.36	0.44	0.55
Fiscal Year 2004
Revenues	$31,347	$30,288	$32,892	$37,784
Operating income	8,829	7,640	9,239	10,186
Net income (loss)(1)	2,338	1,930	3,303	(10,058)
Earnings (loss) per common share:
Basic	$0.16	$0.09	$0.16	$(0.48)
Diluted	0.15	0.09	0.15	(0.48)

The sum of the four quarters may not equal annual results due to rounding.

(1)	Refer to Note 6 for information about the loss on early extinguishment of debt recorded in the first quarter ended March 31, 2005 and the fourth quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on March 16, 2006.

HORNBECK OFFSHORE SERVICES, INC.

By:	/S/ TODD M. HORNBECK
Todd M. Hornbeck Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK (Todd M. Hornbeck)	Chairman of the Board, President, Chief Executive Officer and Secretary (Principal Executive Officer)	March 16, 2006

/S/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/S/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	March 16, 2006

/S/ BRUCE W. HUNT (Bruce W. Hunt)	Director	March 16, 2006

/S/ STEVEN W. KRABLIN (Steven W. Krablin)	Director	March 16, 2006

/S/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	March 16, 2006

/S/ BERNIE W. STEWART (Bernie W. Stewart)	Director	March 16, 2006

/S/ DAVID A. TRICE (David A. Trice)	Director	March 16, 2006

/S/ ANDREW L. WAITE (Andrew L. Waite)	Director	March 16, 2006

S-1

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	—Second Restated Certificate of Incorporation of the Company, as amended through May 5, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2005).

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

4.2

—Exchange and Registration Rights Agreement, dated as of November 23, 2004, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 18, 2004).

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

10.8

—Second Amendment to Senior Employment Agreement dated effective March 10, 2005 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.8, 10.9 and 10.0 to the Company’s Form 10-K for the period ended December 31, 2004).

Exhibit Number	Description of Exhibit

10.9

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.8, 10.9 and 10.0 to the Company’s Form 10-K for the period ended December 31, 2004).

10.10

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.8, 10.9 and 10.0 to the Company’s Form 10-K for the period ended December 31, 2004).

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

10.12

—Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

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

*10.15†	—Director & Advisory Director Compensation Policy, effective February 14, 2006.

10.16	—Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.17	—Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.18	—Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

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

*10.24	—Form of Executive Restricted Stock Agreement.

*10.25	—Form of Director Restricted Stock Agreement.

*10.26	—Form of Employee Restricted Stock Agreement.

*23.1	—Consent of Ernst & Young, LLP.

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

—Amended and Restated Credit Agreement Confirmation dated December 29, 2004 (incorporated by reference to Exhibit 99.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.