Form 10-Q
period 2006-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2006-05-09
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2006 was 27,434,386.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$287,417	$271,739
Accounts receivable, net of allowance for doubtful accounts of $614 and $495, respectively	34,200	35,990
Prepaid insurance	5,834	1,355
Property taxes receivable	2,859	3,788
Other current assets	4,771	2,934

Total current assets	335,081	315,806

Property, plant and equipment, net	468,848	462,041
Goodwill, net	2,628	2,628
Deferred charges, net	19,293	15,904
Other assets	312	296

Total assets	$826,162	$796,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,766	$15,709
Accrued interest	6,235	1,653
Accrued payroll, insurance and benefits	7,616	6,893
Deferred revenues	811	24
Other accrued liabilities	1,049	1,056

Total current liabilities	30,477	25,335
Long-term debt, net of original issue discount of $541 and $551, respectively.	299,459	299,449
Deferred tax liabilities, net	49,859	41,558
Other liabilities	439	838

Total liabilities	380,234	367,180
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 27,169 and 27,151 shares issued and outstanding, respectively	272	271
Additional paid-in capital	373,875	372,303
Retained earnings	71,694	56,843
Accumulated other comprehensive income	87	78

Total stockholders’ equity	445,928	429,495

Total liabilities and stockholders’ equity	$826,162	$796,675

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues	$61,056	$37,904
Costs and expenses:
Operating expenses	22,179	15,588
Depreciation	5,809	4,413
Amortization	1,680	1,586
General and administrative expenses	6,840	3,820

	36,508	25,407

Operating income	24,548	12,497
Other income (expense):
Loss on early extinguishment of debt	—	(1,698)
Interest income	3,112	124
Interest expense	(4,353)	(2,585)
Other income, net	10	31

Income before income taxes	23,317	8,369
Income tax expense	(8,466)	(3,131)

Net income	$14,851	$5,238

Basic earnings per common share	$0.55	$0.25

Diluted earnings per common share	$0.54	$0.25

Weighted average basic shares outstanding	27,159	20,827

Weighted average diluted shares outstanding	27,652	21,251

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,851	$5,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,809	4,413
Amortization	1,680	1,586
Stock-based compensation expense	1,238	—
Provision for bad debts	119	(27)
Deferred tax expense	8,466	3,131
(Gain) loss on sale of assets	(1)	11
Equity income from investment	(16)	(45)
Loss on early extinguishment of debt	—	1,698
Amortization of financing costs	203	166
Changes in operating assets and liabilities:
Accounts receivable	1,672	(467)
Prepaid insurance and other assets	(9,789)	(5,269)
Deferred drydocking charges	(882)	(1,984)
Accounts payable	(1,137)	3,372
Accrued liabilities and other liabilities	1,893	1,842
Deferred revenues	(787)	78
Accrued interest	4,582	2,598

Net cash provided by operating activities	27,901	16,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and retrofit of tugs and tank barges	(3,499)	(2,955)
Acquisitions and retrofit of OSVs	(1,830)	(25,051)
Construction of tugs and tank barges	(630)	(16,593)
Construction of OSVs and conversion of MPSVs	(4,601)	—
Net proceeds from the sale of assets	1	16
Vessel capital expenditures	(1,130)	(1,066)
Non-vessel capital expenditures	(660)	(781)

Net cash used in investing activities	(12,349)	(46,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	—	(15,546)
Redemption premium on retirement of debt	—	(1,436)
Net proceeds from borrowings under revolving credit facility	—	10,980
Deferred financing costs	(71)	(286)
Net cash proceeds from other shares issued	189	162

Net cash provided by (used in) financing activities	118	(6,126)

Effects of exchange rate changes on cash	8	(3)

Net increase (decrease) in cash and cash equivalents	15,678	(36,218)
Cash and cash equivalents at beginning of period	271,739	54,300

Cash and cash equivalents at end of period	$287,417	$18,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$50	$776

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2.	Earnings Per Share

Basic earnings per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding, other than unvested restricted stock, during the period. Diluted earnings per share of common stock was calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive stock options and unvested restricted stock. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below provides details regarding the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2006	2005
Net income	$14,851	$5,238

Weighted average number of shares of common stock outstanding (1)	27,159	20,827
Add: Net effect of dilutive stock options and unvested restricted stock (2)(3)	493	424

Adjusted weighted average number of shares of common stock outstanding(3)	27,652	21,251

Earnings per common share:
Basic	$0.55	$0.25

Diluted	$0.54	$0.25

(1)	On October 5, 2005, the Company closed an underwritten public offering of 6,100 shares of its common stock.
(2)	Stock options representing rights to acquire 3 and 312 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers. See Note 5 for further information regarding the Company’s restricted stock awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or FAS 123. FAS 123R supersedes Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values over the requisite service period. The Company adopted FAS No. 123R on January 1, 2006. Please see Note 5 for further discussion related to the Company’s adoption of the statement.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” or FAS 154. This new standard requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005.

4.	Long-Term Debt

Senior Notes

On July 24, 2001, the Company issued $175.0 million in aggregate principal amount of 10.625% senior notes, or old senior notes. The old senior notes were due to mature on August 1, 2008 and required semi-annual interest payments at an annual rate of 10.625% on February 1 and August 1 of each year until maturity. The effective interest rate on the old senior notes was 11.18%. No principal payments were due until maturity. On November 3, 2004, the Company commenced a cash tender offer for all of the old senior notes. Old senior notes totaling approximately $159.5 million, or 91% of the old senior notes outstanding, were validly tendered during the designated tender period and repurchased during 2004. The remaining $15.5 million of old senior notes were redeemed on January 14, 2005. A pre-tax loss on early extinguishment of debt for the old senior notes of approximately $1.7 million was recorded during the first quarter of 2005. This loss included the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium.

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior notes, or new senior notes, governed by an indenture, or the 2004 indenture. The net proceeds to the Company from the private placement were approximately $219.0 million, net of transaction costs. The effective interest rate on the new senior notes is 6.38%. The Company used $198.0 million of the proceeds to repurchase or redeem all of the old senior notes. The $198.0 million comprised the total

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration paid for the old senior notes, including related tender offer costs, consent fees, and the bond redemption premium required to be paid to holders of the old senior notes. The residual proceeds were used for the acquisition, construction and retrofit of vessels. The new senior notes were subsequently exchanged on March 7, 2005 for senior notes with substantially similar terms, except that the issuance of the senior notes issued in the exchange offer was registered under the Securities Act of 1933, or the Securities Act.

On October 4, 2005, the Company issued in a private placement an additional $75.0 million in aggregate principal amount of 6.125% senior notes, or additional notes, governed by the 2004 indenture. The additional notes were priced at 99.25% of principal amount to yield 6.25%. The net proceeds to the Company from this private placement were approximately $73.1 million, net of transaction costs. The effective interest rate on the additional notes is 6.41%. The Company intends to use the proceeds from the sale of the additional notes, as well as the proceeds from its concurrent public offering of common stock, to partially fund the construction of new offshore supply vessels, or OSVs, ocean-going tugs and ocean-going, double-hulled tank barges and the retrofit or conversion of certain existing vessels, including multi-purpose supply vessels, or MPSVs. In addition, the combined proceeds may be used in connection with possible future acquisitions and additional new vessel construction programs, as well as for general corporate purposes. Pending these uses, the Company repaid debt under its revolving credit facility, which may be reborrowed. The additional notes were subsequently exchanged on March 31, 2006 for senior notes with substantially similar terms, except that the issuance of the senior notes issued in the exchange offer was registered under the Securities Act.

The new senior notes and additional notes, or collectively, the senior notes, mature on December 1, 2014 and require semi-annual interest payments on June 1 and December 1 of each year until maturity. No principal payments are due until maturity. The senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Securities and Exchange Commission, or Commission, regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility

The Company’s $100.0 million senior secured revolving credit facility currently has a borrowing base of $60.0 million and its maturity date is February 13, 2009. Pursuant to the 2004 indenture governing the senior notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility is limited to the greater of $75.0 million or 20% of the Company’s consolidated net tangible assets determined as of the end of the Company’s most recently completed fiscal quarter for which internal financial statements are available. Borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. Unused commitment fees are payable quarterly at the annual rate of one-quarter to one-half of one percent on the revolving credit facility, based on the leverage ratio defined by the agreement. As of March 31, 2006, the Company had no balance outstanding under the revolving credit facility and had $60.0 million of credit immediately available under such facility. As of such date, seven OSVs and four ocean-going tugs and associated personalty collateralized the revolving credit facility.

The revolving credit facility and 2004 indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $0.5 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

5.	Stock-Based Compensation

Incentive Compensation Plan

The Company has an incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock awards and stock appreciation rights to employees and directors. Effective January 1, 2006, the Company adopted FAS 123R, using the modified prospective method. Prior to the adoption of FAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method, and accordingly, no compensation expense was recorded for stock option grants.

Under the modified prospective method, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 or were repurchased or cancelled after the FAS 123R-required effective date. Additionally, compensation expense for the portion of awards for which the required service has not been rendered that are outstanding as of January 1, 2006 shall be recognized as the service is rendered on or after January 1, 2006. The compensation expense for that portion of awards shall be based on the grant-date fair value

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated in accordance with the original provisions of FAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, shall be based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Commission.

If compensation expense for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under FAS 123, the Company’s income available to common stockholders for the three months ended March 31, 2005 would have been as indicated below (in thousands, except per share data):

Three Months Ended March 31, 2005
Income available to common stockholders:
As reported	$5,238
Deduct: stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effect	(210)

Pro forma	$5,028

Earnings per share of common stock:
Basic, as reported	$0.25

Basic, pro forma	$0.24

Diluted, as reported	$0.25

Diluted, pro forma	$0.24

The Company’s income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006, included $1.2 million, $0.8 million, $0.04 per share and $0.03 per share of stock-based compensation expense charges, respectively, as a result of adopting FAS 123R on January 1, 2006. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows as required under previous GAAP literature. The Company recorded financing cash flows for such excess tax deductions of approximately $0.1 million for the first quarter of 2006. Net cash proceeds from the exercise of stock options and the income tax benefit from such exercises were $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2006. As of March 31, 2006, the Company has approximately 1.3 million shares available for future grants of stock options, restricted stock awards, stock appreciation rights or other awards to employees and directors under the incentive compensation plan.

Stock Options

The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock on the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant. All options granted expire ten years after the date of grant, have an exercise price equal to or greater than the estimated market price of the Company’s stock on the date of grant and vest over a one- to four-year period.

The fair value of the options granted under the Company’s incentive compensation plan during each of the three months ended March 31, 2006 and 2005 was estimated using the Black-Scholes pricing model using the minimum value method with the following weighted-average assumptions for the respective periods.

	Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	40.4%	36.9%
Risk-free interest rate	4.5%	4.3%
Expected term (years)	4.0	10.0
Weighted-average grant-date fair value per share	$12.47	$12.31

For the three months ended March 31, 2006, compensation expense related to stock option grants was approximately $0.7 million, and unrecognized compensation expense related to nonvested stock option awards was approximately $6.0 million with a weighted-average remaining vesting period of 1.6 years.

The following table represents the Company’s stock option activity for the three months ended March 31, 2006 (in thousands, except per share data and years):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	1,248	$14.45	7.51	$22,806
Granted	239	33.15	9.88	—
Exercised	(18)	11.16	n/a	450
Forfeited	(19)	24.20	n/a	189
Expired	—	—	—	—

Options outstanding at March 31, 2006	1,450	$17.45	7.71	$27,008

Exercisable options outstanding at March 31, 2006	833	$11.55	6.68	$20,426

In addition, the total intrinsic value of stock options exercised and the total fair value of stock options vested for the three months ended March 31, 2006 were $450 and $2,004, respectively (in thousands).

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s nonvested stock option activity for the three months ended March 31, 2006 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2006	674	$8.78
Granted	239	12.47
Vested	(281)	7.12
Forfeited	(14)	16.39

Nonvested stock options at March 31, 2006	618	$10.80

Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock awards that are either time-based, performance-based or both. For performance-based restricted stock, the number of shares that will finally be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the Employee Restricted Stock Agreements. Performance is measured by the change in the Company’s stock price measured against the peers during the measurement period, generally three years. The actual number of shares that may finally be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. Compensation expense related to restricted stock awards is recognized over the period the restrictions lapse, from one to three years. The compensation expense related to time-based restricted stock awards, which is amortized over the vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The fair value of the Company’s performance-based restricted stock is determined using a binomial lattice model and amortized over the vesting period. The Company had unamortized stock-based compensation expense of $4.2 million as of March 31, 2006 and has recorded approximately $0.5 million of compensation expense during the three months ended March 31, 2006 associated with awards granted.

The following table represents the shares of restricted stock that were granted and outstanding as of March 31, 2006 (in thousands):

Three Months Ended March 31, 2006
Restricted stock:
Granted during the period (1)	269
Cancellations during the period	(1)
Outstanding, as of March 31, 2006	268

(1)	Includes the full amount of both base and bonus share awards granted during the period, which represents 200% of the aggregate total of the base share awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 to register the issuance of shares of common stock under the ESPP. Approximately 18.2% of eligible employees are currently participating in the ESPP during the purchase period, which is January 1, 2006 through June 30, 2006. As of March 31, 2006, there were approximately 693,000 shares available for future issuance to employees under the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Dividend yield	0%
Expected volatility	43.8%
Risk-free interest rate	4.4%
Expected term (months)	6.0
Weighted-average grant-date fair value per share	$9.81

6.	Commitments and Contingencies

Vessel Construction

As of March 31, 2006, the Company was committed under a vessel construction contract with a domestic shipyard for the retrofit of one remaining 6,100 horsepower tug, the Eagle Service, under its first tug and tank barge, or TTB, newbuild program. The Eagle Service was placed in service on April 1, 2006 and will service the newbuild tank barges delivered in 2005. With the delivery of the Eagle Service, the Company has completed its first TTB newbuild program for a total aggregate cost of $119.3 million, or slightly under its $121.0 million budget.

On May 5, 2005, the Company announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370-foot MPSVs. The total project cost to

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquire and convert the two vessels, before construction period interest, is now estimated to be $110.0 million. Approximately $1.5 million and $13.4 million was incurred during the three months ended March 31, 2006 and since the inception of the conversion program, respectively. The Company has reached contract terms for the completion and retrofit of these MPSVs and anticipates delivery of the converted vessels during the latter half of 2007.

On September 26, 2005, the Company announced its fourth OSV newbuild program and its second TTB newbuild program. On February 23, 2006, the Company announced that it had deferred contracting Phase 1 of its fourth OSV newbuild program and expanded such program, with Phase 2, to include up to six 240 EDF class new generation OSVs. On May 4, 2006, Phase 2 of the Company’s fourth OSV newbuild program was further expanded to include a total of nine proprietary OSVs, bringing the aggregate capacity of Phase 2 of this program to approximately 26,000 deadweight tons. These nine vessels will be comprised of a mix of proprietary 240 ED and 240 EDF class OSVs with projected delivery dates ranging from early 2008 through early 2009. The Company is contractually committed with two domestic shipyards for the construction of a total of seven OSVs with options for the construction of two additional vessels under Phase 2. Based on such construction contracts and internal estimates, the aggregate project costs, before construction period interest, for Phase 2 of the fourth OSV newbuild program is now expected to be approximately $185.0 million.

The Company’s second TTB newbuild program is expected to add approximately 400,000 barrels of total barrel-carrying capacity of double-hulled barges and the related tugs at a cost of approximately $105.0 million in the aggregate. The Company is contractually committed with a domestic shipyard for the construction of three 60,000-barrel double-hulled barges, totaling 180,000 barrels of capacity. In addition, the Company recently agreed to purchase four 3,000 horsepower ocean-going tugs to be retrofitted under this program. The aggregate cost to acquire and retrofit these four tugs is approximately $20.0 million to $24.0 million, which is included in the total project budget of $105.0 million. The precise number and specifications of the remaining 220,000 barrels of barge capacity and any additional tugs to be constructed or retrofitted under this program will be finalized as certain internal milestones are completed, including the negotiation of shipyard contracts. All of the vessels to be constructed or retrofitted under the Company’s second TTB newbuild have projected delivery dates starting in early 2007 and ending in mid-2008.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial condition or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. Commencing in March 2005, the terms of entry for the Company’s OSV and TTB segments, respectively, contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of March 31, 2006, the Company’s claims costs incurred under its P&I Club policies have not exceeded the AAD.

7.	Segment Information

The Company provides marine transportation and related ancillary services through two business segments. The Company operates new generation OSVs along the coastlines of the United States, primarily the U.S. Gulf of Mexico, or GoM, and offshore Trinidad and Mexico through its OSV segment. The Company’s OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The TTB segment primarily operates ocean-going tugs and tank barges in the northeastern United States and in Puerto Rico and occasionally in the GoM and in the Great Lakes. The Company’s ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products from one port to another, and, more recently, support deepwater well testing.

The following table shows reportable segment information for the three months ended March 31, 2006 and 2005, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2006	2005
Operating revenues:
Offshore supply vessels
Domestic	$33,314	$18,368
Foreign	5,186	5,476

	38,500	23,844

Tugs and tank barges
Domestic	20,611	12,212
Foreign (1)	1,945	1,848

	22,556	14,060

Total	$61,056	$37,904

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2006	2005
Operating expenses:
Offshore supply vessels	$12,750	$8,275
Tugs and tank barges	9,429	7,313

Total	$22,179	$15,588

Depreciation:
Offshore supply vessels	$3,417	$3,048
Tugs and tank barges	2,392	1,365

Total	$5,809	$4,413

Amortization:
Offshore supply vessels	$655	$460
Tugs and tank barges	1,025	1,126

Total	$1,680	$1,586

General and administrative expenses:
Offshore supply vessels	$3,196	$1,813
Tugs and tank barges	3,644	2,007

Total	$6,840	$3,820

Operating income:
Offshore supply vessels	$18,482	$10,248
Tugs and tank barges	6,066	2,249

Total	$24,548	$12,497

Capital expenditures:
Offshore supply vessels	$7,347	$25,818
Tugs and tank barges	4,343	19,848
Corporate	660	780

Total	$12,350	$46,446

Deferred drydocking charges:
Offshore supply vessels	$740	$844
Tugs and tank barges	142	1,140

Total	$882	$1,984

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2006	As of December 31, 2005
Identifiable assets:
Offshore supply vessels	$628,728	$599,514
Tugs and tank barges	183,126	182,766
Corporate	14,308	14,395

Total	$826,162	$796,675

Long-lived assets:
Offshore supply vessels
Domestic	$240,230	$231,445
Foreign (2)	57,686	62,141

	297,916	293,586

Tugs and tank barges
Domestic	160,689	158,404
Foreign (1)(2)	5,660	5,841

	166,349	164,245

Corporate	4,583	4,210

Total	$468,848	$462,041

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. As these assets may move to and from foreign and domestic operating areas on a regular basis, the long-lived assets reflected above represent the assets that are foreign-flagged or were present in international areas as of March 31, 2006 and December 31, 2005, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2005. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to offshore supply vessels, or OSVs, means modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels.

General

We own a fleet of 25 technologically advanced, new generation OSVs, which includes two foreign-flagged anchor handling, towing and supply, or AHTS, vessels that primarily operate as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel and own two former coastwise sulfur tankers that are being converted into multi-purpose supply vessels, or MPSVs. Currently, 16 of our OSVs are operating in the U.S. Gulf of Mexico, or GoM, four of our OSVs are operating in domestic waters outside of the GoM, four of our OSVs are operating offshore Trinidad, and one OSV and a fast supply vessel are working offshore Mexico. We plan to build additional new generation OSVs with an aggregate 46,000 tons of deadweight capacity. All of the new vessels currently contracted for construction under our MPSV program and our fourth OSV newbuild program are expected to be delivered from mid-2007 to early 2009.

We also own 14 ocean-going tugs and 19 ocean-going tank barges, six of which are double-hulled. Currently, 13 of our tank barges are operating in the northeastern United States, primarily New York Harbor, three are operating in the GoM, two are operating in Puerto Rico, and one is being reactivated and is expected to be placed in service in late 2006. We plan to build additional new double-hulled tank barges with an aggregate 400,000 barrels of carrying capacity and we recently agreed to acquire four 3,000 horsepower ocean-going tugs to be retrofitted for use as power units for the new barges. All of the new vessels to be constructed or retrofitted under the second tug and tank barge, or TTB, newbuild program are expected to be delivered from early-2007 through mid-2008. Upon completion of our second TTB newbuild program, 55% of our tank barge fleet barrel-carrying capacity will be double-hulled, up from 46% today and 7% at the end of 2004.

All of our OSVs and our fast supply vessel operate under time charters, including ten that are chartered under long-term contracts with expiration dates ranging from October 2006 through April 2007. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services.

These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

While OSVs service existing oil and gas production platforms as well as exploration and development activities, incremental OSV demand depends primarily upon the level of drilling activity, which can be influenced by a number of factors, including oil and natural gas prices and the drilling budgets of exploration and production companies. As a result, utilization rates have historically been tied to oil and natural gas prices and drilling activity. However, the relatively large capital commitments, longer lead times and investment horizons associated with deepwater and deep well projects have diminished the significance of these factors compared to conventional shallow well projects on the U.S. continental shelf, or shelf.

We have developed, through a series of three newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two AHTS vessels, which primarily serve as 240 class supply vessels and for towing jack-up rigs, the ongoing conversion of two coastwise sulfur tankers for use as 370 class MPSVs, and the commencement of our fourth OSV newbuild program that will add, in the aggregate, 46,000 deadweight tons of capacity to our OSV fleet, including nine 240 ED and 240 EDF class vessels that were announced in February and May 2006.

Although the demand for new generation equipment has historically been driven by deepwater, deep shelf and highly complex projects, we are experiencing increased demand for our vessels for all types of projects, including transition zone and shelf activity, irrespective of water depth, drilling depth or project type. Notably, this prevailing shift in customer preference does not appear to be limited to the GoM, as we have also observed this preference in foreign areas such as Mexico, Trinidad, Brazil and West Africa. More recently, we have also seen an increase in demand for our new generation OSVs for non-oil and gas production activities, including military applications.

Market conditions in the GoM continue to show positive trends such as the increased level of approved applications to drill deepwater wells and certain operators’ announced construction commitments for new deepwater floating rigs, deep shelf jack-up rigs, floating production units, subsea tie-backs and other deepwater production infrastructure, as well as the additional demand for vessels in connection with rehabilitating infrastructure damaged by Hurricanes Katrina and Rita. GoM rig operators continue to contract at record day rates and the available rig fleet continues to operate close to 100% utilization, which in the past has been a barometer for OSV dayrates. The supply fundamentals for new generation OSVs could further impact market conditions. The average age of conventional 180 class OSVs is approximately 26 years; therefore, we expect that there will be a continued and accelerated attrition rate for such vessels working in the GoM and abroad. Although a number of modern OSVs have been recently constructed to replace the worldwide conventional 180 class tonnage being removed from service, several U.S.-flagged new generation OSVs have left the GoM for foreign markets, which is a long-term trend that we expect to continue. Additionally, there are signs that the improved market conditions in the GoM could result in an extended multi-year cycle beyond 2007. In the most recent offshore oil and natural gas lease sale by the Minerals Management Service during the first quarter of 2006, interest in acquiring leases was the highest it has been since 2001, a 38% increase over last year’s Central GoM sale, with 25% of the leases bid on being located in ultra-deep water.

Generally, we operate an ocean-going tug and tank barge together as a “tow” to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We also provide tug services to third party vessels on a periodic basis. Typically, these services include vessel docking and towage assistance. We operate our tugs and tank barges under fixed time charters, spot time charters, contracts of affreightment, or COAs, and consecutive voyage contracts. We now have 14 of our 18 active barges operating under time charters, including ten that are chartered under long-term contracts with expiration dates ranging from October 2006 through March 2008.

The primary demand drivers for our TTB services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The TTB market, in general, is marked by steady demand over time. In an attempt to expand our current service offering, we are now operating vessels from our TTB fleet in the GoM. These vessels are being used for the transportation of petroleum products and, more recently, ethanol. In addition, we have recently been successful in deploying our vessels in non-traditional tank barge services, such as support of deepwater well testing, for our upstream customers. As we shift more of our fleet from COAs to time charters and continue to diversify our services, some of our historic seasonality for this segment should be diminished.

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increases in dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In November 2003, we commenced our first double-hulled tank barge newbuild program to replace some of our existing single-hulled tank barges that we anticipated retiring from service in accordance with OPA 90. Our first TTB newbuild program included the construction of five new double-hulled tank barges with aggregate carrying capacity of 600,000 barrels and the acquisition and retrofit of four higher horsepower ocean going tugs. Our second TTB newbuild program will add double-hulled tank barges with 400,000 barrels of aggregate carrying capacity, plus related offshore tugs, to our existing fleet. The new vessels to be added under this program are currently expected to be delivered from mid-2007 through mid-2008.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, we adopted FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, utilizing the modified prospective method. Prior to the adoption of FAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” utilizing the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values. Compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 shall be recognized as the service is rendered on or after the January 1, 2006. The compensation expense for that portion of awards shall be based on the grant-date fair value estimated in accordance with the original provisions of FAS 123. At March 31, 2006, approximately $10.2 million of unrecognized compensation expense related to nonvested awards is expected to be recognized over a weighted-average period of 1.8 years. Our Employee Restricted Stock Agreements, effective February 14, 2006, allow the Company to issue restricted stock awards that may not be released or transferred until the end of the performance period, which is three years from the grant, or measurement, date. The number of shares that will finally be received by the award recipients at the end of the performance period will be calculated as a percentage of the base share awards according to our performance relative to a qualified peer group, as defined by the Agreement. Compensation expense related to restricted stock awards is recognized based on the unearned stock-based compensation that is amortized over the period prior to the restrictions lapsing (usually at the end of three years). Otherwise, there were no other significant changes to our critical accounting policies, as reported in our most recently filed Annual Report on Form 10-K, during the three months ended March 31, 2006.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These OSVs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations of the HOS Hotshot, a 165-ft. fast supply vessel that we acquired in May 2004 or the Energy 8701. Following a recently successful court appeal of a U.S. Coast Guard ruling, the Energy 8701 has been remeasured for purposes of establishing its OPA 90 retirement date. This 86,454-barrel, single-hulled barge, which was previously retired from service under OPA 90 in December 2004, is expected to be reinstated into our active tank barge fleet in the fourth quarter of 2006, following a recertification drydocking and other capital expenditures necessary to reactivate the vessel for service.

	Three Months Ended March 31,
	2006	2005
Offshore Supply Vessels:
Average number of vessels	25.0	24.0
Average fleet capacity (deadweight)	59,042	55,720
Average vessel capacity (deadweight)	2,362	2,392
Average utilization rate (1)	90.0%	94.5%
Average dayrate (2)	$18,175	$11,577
Effective dayrate (3)	$16,358	$10,940
Tugs and Tank Barges:
Average number of tank barges (4)	18.0	13.3
Average fleet capacity (barrels) (4)	1,482,540	923,002
Average barge capacity (barrels)	82,363	65,929
Average utilization rate (1)	93.7%	85.5%
Average dayrate (5)	$14,771	$13,192
Effective dayrate (3)	$13,840	$11,279

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(3)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(4)	The Energy 8701 is not included in the above table as it is currently inactive. The vessel is expected to be reinstated into our active tank barge fleet in the fourth quarter of 2006.
(5)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.

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

We view EBITDA primarily as a liquidity measure and, as such, we believe that the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flows statement data prepared in accordance with GAAP.

EBITDA is widely used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt, pay deferred taxes and fund drydocking charges and other maintenance capital expenditures. We also believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our cash flows generating capacity from quarter to quarter and year to year.

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

The following table provides the detailed components of EBITDA, as we define that term, for the three months ended March 31, 2006 and 2005, respectively (in thousands).

	Three Months Ended March 31,
	2006	2005
Components of EBITDA:
Net income	$14,851	$5,238
Interest expense, net	1,241	2,461
Income tax expense	8,466	3,131
Depreciation	5,809	4,413
Amortization	1,680	1,586
Loss on early extinguishment of debt	—	1,698

EBITDA	$32,047	$18,527

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2006 and 2005, respectively (in thousands).

	Three Months Ended March 31,
	2006	2005
EBITDA Reconciliation to GAAP:
EBITDA	$32,047	$18,527
Cash paid for deferred drydocking charges	(882)	(1,984)
Cash paid for interest	(50)	(776)
Changes in working capital	(4,553)	635
Stock-based compensation expense	1,238	—
Changes in other, net	101	(61)

Net cash flows provided by operating activities	$27,901	$16,341

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

The following table provides detailed components of net income for the three months ended March 31, 2006 and 2005, respectively (in thousands, except for percentage changes).

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$ Change	% Change
Revenues:
Offshore supply vessels (1)
Domestic	$33,314	$18,368	$14,946	81.4%
Foreign	5,186	5,476	(290)	(5.3)

	38,500	23,844	14,656	61.5
Tugs and tank barges
Domestic	20,611	12,212	8,399	68.8
Foreign (2)	1,945	1,848	97	5.2

	22,556	14,060	8,496	60.4

Total	$61,056	$37,904	$23,152	61.1%

Operating expenses:
Offshore supply vessels	$12,750	$8,275	$4,475	54.1%
Tugs and tank barges	9,429	7,313	2,116	28.9

	$22,179	$15,588	$6,591	42.3%

Depreciation and amortization:
Offshore supply vessels	$4,072	$3,508	$564	16.1%
Tugs and tank barges	3,417	2,491	926	37.2

Total	$7,489	$5,999	$1,490	24.8%

General and administrative expenses	$6,840	$3,820	$3,020	79.1%

Loss on early extinguishment of debt	$—	$1,698	$(1,698)	(100.0)%

Interest expense	$4,353	$2,585	$1,768	68.4%

Interest income	$3,112	$124	$2,988	2,409.7%

Income tax expense	$8,466	$3,131	$5,335	170.4%

(1)	Included in OSV revenues are amounts applicable to our two foreign-flagged AHTS vessels, the HOS Saylor and HOS Navegante, which we acquired in January and March 2005, respectively.
(2)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Revenues for the three months ended March 31, 2006 were significantly higher than the same period in 2005 due to the continued market strength in each of our two business segments and the increase in our average fleet size. Our OSV fleet size increased by one vessel resulting from the acquisition of the HOS Navegante, which was placed in service in June 2005, while our tank barge fleet increased by five vessels due to all five double-hulled tank barges under our first TTB newbuild program being placed in service on various dates in 2005. The vessels added to our fleet since March 2005 represent $9.2 million of the increase in our revenues, while vessels that were in service during each of the full quarters ended March 31, 2006 and 2005 accounted for the remaining $14.0 million of the net increase in revenues.

Revenues from our OSV segment were 61.5% higher for the three months ended March 31, 2006 compared to the same period in 2005 due primarily to a significant improvement in effective dayrates and the addition of two AHTS vessels to our active fleet in January and June 2005. Our OSV average dayrates increased to $18,175 for the first quarter of 2006 compared to $11,577 for the same period of 2005, an increase of $6,598 or 57.0%. Our OSV utilization rate was 90.0% for the three months ended March 31, 2006 compared to 94.5% for the same period in 2005 due to increased drydock activity. Domestic revenues for our OSV segment were $33.3 million for the first quarter of 2006, an increase of $14.9 million or 81.4%, compared to $18.4 million for the same period of 2005, due mainly to the continued strengthening of demand in the OSV markets in which we operate. Foreign revenues for our OSV segment decreased to $5.2 million for the three months ended March 31, 2006, compared to $5.5 million for the same period in 2005, a decrease of $0.3 million or 5.3%, due primarily to having an average of one less vessel working internationally during the first quarter of 2006. Based on current market trends, we anticipate that our fleetwide OSV effective dayrates should remain at or above first quarter 2006 levels for the remainder of calendar 2006 and throughout 2007.

Revenues from our TTB segment increased 60.4% for the three months ended March 31, 2006 compared to the same period in 2005 due to increased utilization and dayrates, and the addition of five new double-hulled tank barges throughout calendar 2005. Our tank barge utilization increased to 93.7% for the three months ended March 31, 2006 compared to 85.5% for the same period in 2005, which was partially the result of a change in contract mix from contracts of affreightment to time charters. Our tank barge average dayrate of $14,771 for the three months ended March 31, 2006 increased $1,579 or 12.0% from $13,192 for the same period in 2005. The increase in average dayrates was primarily due to increasing demand in the northeastern United States tank barge market and the impact of our five new double-hulled tank barges. These new larger, double-hulled barges are able to command higher average dayrates than our previous fleet mix, which was predominately comprised of single-hulled barges with a smaller fleetwide average barrel-carrying capacity.

Operating Expenses. Operating expenses for the three months ended March 31, 2006 grew 42.3%, or $6.6 million, to $22.2 million. The increase in operating expenses was primarily the result of having more vessels in service and operating a recently acquired OSV shore-based facility during the first quarter of 2006 compared to the same period of 2005, as well as increasing costs related to insurance and personnel.

Operating expenses for our OSV segment increased 54.1% for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to expenses related to the operation of HOS Port, increased personnel and insurance costs, and to a lesser extent, the full-quarter contribution of two AHTS vessels placed in service during the first half of 2005.

Operating expenses for our TTB segment for the three months ended March 31, 2006 were 28.9% higher than the prior-year period primarily as a result of the addition of two higher horsepower, ocean-going tugs and five double-hulled tank barges to this segment during 2005 and the addition of one higher horsepower tug during the first quarter of 2006. The increase in operating expenses was also affected by increasing costs related to fuel, in-chartered third party vessels, personnel and insurance.

Depreciation and Amortization. Depreciation and amortization was $1.5 million higher for the three months ended March 31, 2006 compared to the same period of 2005, due to having two AHTS vessels, five new double-hulled tank barges and two higher horsepower, ocean-going tugs in service in the first quarter of 2006. Depreciation expense is expected to increase further with the full-period contribution of two newly retrofitted tugs placed in service in early 2006. In addition, we expect our amortization costs to trend higher as newly constructed and recently acquired vessels undergo their initial 30 and 60-month recertifications.

General and Administrative Expenses. General and administrative expenses increased $3.0 million during the first quarter of 2006 compared to the same period of 2005 primarily resulting from increased overhead related to employee benefits, including variable incentive compensation, and expenses recorded due to our recent adoption of FAS 123R under the modified prospective approach. The adoption of FAS 123R requires the recognition of stock-based compensation expense in our results of operations for the three months ended March 31, 2006, whereas, for the same period in 2005, we accounted for stock-based compensation in accordance with APB Opinion No. 25, and, therefore, no compensation expense was recognized. During the first quarter of 2006, we recorded stock-based compensation expense of approximately $1.2 million related to FAS 123R. General and administrative expenses are expected to trend higher for the remainder of 2006 to accommodate our continued growth via vessel acquisitions, our newbuild and conversion programs and our continued application of FAS 123R to any additional stock options and restricted stock granted during the year.

Interest Expense. Interest expense increased during the first quarter of 2006 by $1.8 million compared to the same quarter of 2005, as a result of the October 2005 issuance of an additional $75 million in principal amount outstanding under our 6.125% senior notes and a decrease in capitalized interest. Capitalization of interest costs relating to new construction or conversion of vessels was approximately $0.5 million for the three months ended March 31, 2006 compared to $1.0 million for the same period in 2005.

Interest Income. Interest income increased to $3.1 million during the first quarter of 2006 compared to $0.1 million for the same quarter of 2005. The increase in interest income is primarily due to a higher average cash balance of $279.6 million for the first quarter of 2006 compared to $36.2 million for the same period of 2005. The average cash balance was higher in the first quarter of 2006 due to the approximate $290.0 million of gross proceeds raised from the issuance of $75.0 million of additional 6.125% senior notes and the public offering of 6.1 million shares of our common stock at a price of $35.35 per share in October 2005. We are also earning higher interest rates on our invested cash balances during 2006 than year-ago levels.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2006 was 36.3% compared to 37.4% for the same period in 2005. Our effective tax rate decreased due mainly to our vessels shifting to and from foreign regions, which resulted in a change in our estimated foreign tax liability. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, and borrowings under our credit facilities. We require capital to fund ongoing operations, construction of new vessels, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during 2006.

We have a five-year $100 million senior secured revolving credit facility with a current borrowing base of $60 million. On October 5, 2005, we used a portion of the net proceeds from a public offering of common stock and a concurrent private placement of additional 6.125% senior notes to pay down our revolving credit facility to a zero balance. As of March 31, 2006, we had $60 million of credit immediately available under such facility. We have historically made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including OSVs, MPSVs, AHTS vessels, fast supply vessels, ocean-going tugs, tank barges and tankers, as needed to take advantage of the demand for such vessels.

We believe that our current working capital, projected cash flows from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future and will fund the recently announced vessel newbuild and conversion programs. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products, may affect our financial condition or results of operations. Depending on the market demand for OSVs, tugs and tank barges and other growth opportunities that may arise, we may require additional debt or equity financing.

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $27.9 million for the three months ended March 31, 2006 compared to $16.3 million for the same period in 2005. The increase in operating cash flows was the result of substantially improved market conditions in both of our business segments and the growth of our fleet. Our cash flows from operations for the three months ended March 31, 2006 reflect a full period of revenue contribution from two AHTS vessels and five new double-hulled tank barges that were placed in service during 2005.

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

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2006 was approximately $12.3 million compared to $46.4 million for the same period in 2005. Cash utilized in the first quarter of 2006 consisted of construction costs incurred for our first TTB newbuild program, our MPSV conversion program and our fourth OSV newbuild program. Cash utilized in the first quarter of 2005 consisted of construction costs incurred under our first TTB newbuild program, as well as costs related to the purchase and retrofit of the HOS Saylor and HOS Navegante acquired in January and March 2005, respectively.

In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370 class MPSVs. The total project cost to acquire and convert the two vessels is now expected to be $110.0 million. We have recently reached contract terms for the retrofit and conversion of these vessels at an East Coast location and have incurred approximately $13.4 million to-date, which primarily includes the vessel acquisition costs and the purchase of owner-furnished equipment. The remaining conversion costs are expected to be incurred during the remainder of 2006 and calendar year 2007. We plan to fund the project from current cash on-hand and projected cash flows from operations. The M/V W.K. McWilliams, Jr., which we acquired in November 2001 and renamed the Energy Service 9001, and the M/V Benno C. Schmidt, the sister vessel to the Energy Service 9001 that we acquired in May 2005, are the two coastwise tankers that are being converted and will be renamed under the MPSV conversion program. We anticipate delivery of the converted vessels during mid-to-late 2007.

In August and September 2005, we acquired two 6,100 horsepower tugs, which were renamed the Eagle Service and Patriot Service, respectively. The aggregate cost to purchase and retrofit these vessels is expected to be approximately $16.0 million, substantially all of which has been incurred to date. The Patriot Service was placed in service on March 15, 2006 and the Eagle Service was placed in service on April 1, 2006.

In September 2005, we announced new vessel construction programs for each of our two business segments. These will be our fourth OSV newbuild program and second TTB newbuild program. Our fourth OSV newbuild program was originally comprised of an innovative high-end proprietary class of vessel that would add approximately 20,000 deadweight tons of capacity at an aggregate cost of $170.0 million. However, in February 2006, we decided to defer contracting these vessels, now referred to as Phase 1 of our fourth OSV newbuild program, until more favorable shipyard conditions materialize. In conjunction with the deferral of Phase 1, we also announced, in February 2006, Phase 2 of this program that would add up to six 240 EDF class vessels to our proprietary OSV fleet, representing an incremental 17,000 deadweight tons of capacity. In May 2006, we announced that we have further expanded the scope of our fourth OSV newbuild program from six vessels to a total of nine proprietary OSVs, bringing the aggregate capacity of Phase 2 of this program to approximately 26,000 deadweight tons. These nine vessels will be comprised of a mix of proprietary 240 ED and 240 EDF class OSVs with projected delivery dates ranging from early 2008 through early 2009. We are now contracted with two domestic shipyards for the construction of seven of the nine vessels and have an option with respect to the remaining two newbuilds. Based on such contracts and current estimates, the total cost of the nine new OSVs to be constructed under Phase 2 of this program is now expected to be approximately $185.0 million in the aggregate.

Our second TTB newbuild program is to be comprised of several new double-hulled tank barges with an aggregate 400,000 barrels of additional carrying capacity and the related ocean-going tugs to be used as power units for the new barges, which we plan to acquire and retrofit or construct. The estimated total cost of the new ocean-going tugs and ocean-going tank barges to be constructed or retrofitted under our second TTB newbuild program is expected to be approximately $105.0 million in the aggregate. We are now contracted with one domestic shipyard to build three 60,000-barrel barges under this program, of which approximately $3.7 million has been incurred to-date. In addition, we have recently agreed to acquire up to four 3,000 horsepower, ocean-going tugs and plan to retrofit these vessels for a combined aggregate cost of approximately $20.0 million to $24.0 million, which is included in the total project budget of $105.0 million. After a retrofit period in the shipyard, these tugs will be used as power sources for the new tank barges to be delivered under this program. The precise number and specifications of the remaining 220,000 barrels of barge capacity and any additional tugs to be constructed or retrofitted under this program will be finalized as certain internal milestones are completed, including the negotiation of shipyard contracts. All of the new vessels to be constructed under the second TTB newbuild program are expected to be delivered from early-2007 through mid-2008.

For all newbuild vessels, planned or under construction, the projected timing and pricing are subject to change due to delays and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor.

Investing activities for the remainder of 2006 are anticipated to include costs related to the construction of vessels under our current newbuild and conversion programs, the acquisition and retrofit of additional vessels, and other capital expenditures, including discretionary vessel modifications and corporate projects. See “Contractual Obligations” for a brief overview of anticipated vessel construction commitments in 2006. Construction costs related to the fourth OSV newbuild program and the second TTB newbuild program will be funded, in part, with a portion of the proceeds from our October 2005 common stock offering and concurrent senior note offering and projected cash flows from operations. All of the above historical and budgeted capital expenditure project budget amounts for our active and pending newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest.

Financing Activities. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2006, which resulted from cash proceeds generated from stock option exercises. Net cash used by financing activities was $6.1 million for the three months ended March 31, 2005, which primarily relates to the January 2005 redemption of our non-tendered 10.625% senior notes.

Contractual Obligations

We have a $100.0 million revolving credit facility due February 2009 with a borrowing base of $60.0 million. As of March 31, 2006, we had no outstanding balance and $60.0 million of borrowing capacity immediately available under the facility. We plan to negotiate a new revolving credit facility with our current bank group, and possibly add new lenders, during 2006. Our goal will be to provide for, among other things, a longer maturity, increased borrowing capacity, lower interest rates and an updated covenant package commensurate with our improved credit standing.

As of March 31, 2006, we had outstanding debt of $299.5 million, net of original issue discount, under our senior unsecured 6.125% notes, or senior notes. The effective interest rate on the senior notes is 6.39%. Semi-annual cash interest payments of $9.2 million are due and payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity of December 1, 2014, but pursuant to the 2004 indenture under which the senior notes are issued, we would be required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. For additional information with respect to our revolving credit facility and our senior notes, please refer to note 4 of our unaudited consolidated financial statements included herein.

As of March 31, 2006, we were committed under vessel construction contracts with one domestic shipyard for three 60,000-barrel double-hulled tank barges under our second TTB newbuild program. All five double-hulled tank barges under our first TTB newbuild program were delivered in 2005. The two remaining 6,100 horsepower tugs under that program, the Patriot Service and the Eagle Service, were delivered on March 15, 2006 and April 1, 2006, respectively. We are also contractually committed for a total of seven OSVs and have options for two additional vessels under our fourth OSV newbuild program. The following table sets forth the amounts incurred, before construction period interest, during the three months ended March 31, 2006 and since each program’s inception, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended March 31, 2006	Amounts Incurred Since Inception	Estimated Program Totals
Growth Capital Expenditures:
Completed:
TTB newbuild program #1	$3.9	$119.3	$119.3
Active:
MPSV conversion program	1.5	13.4	110.0
TTB newbuild program #2	—	3.7	105.0
OSV newbuild program #4	2.2	2.2	185.0
Pending:
OSV newbuild program #4	—	—	170.0

Total:	$7.6	$138.6	$689.3

During calendar 2006, we expect to drydock a total of eleven OSVs, five tugs, and seven tank barges for recertification and/or discretionary vessel enhancements, as well as incur non-vessel capital expenditures related primarily to information technology initiatives. The following table summarizes the costs incurred for those purposes for the three months ended March 31, 2006, along with such costs expected to be incurred for the full year ended December 31, 2006 (in millions):

	Three Months Ended March 31, 2006	Year Ended December 31, 2006
Maintenance Capital Expenditures:	Actual	Forecast
Deferred drydocking charges	$0.9	$11.2
Other vessel capital improvements	1.1	4.4
Miscellaneous non-vessel additions	1.3	3.7

Total:	$3.3	$19.3

Forward Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q, including certain information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe in our Annual Report on Form 10-K for the year ended December 31, 2005 and other cautionary statements we make in this Quarterly Report on Form 10-Q.

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of vessels in our markets;

•	the effects of competition;

•	our ability to complete vessels under construction or conversion without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	our ability to maintain adequate levels of insurance;

•	demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in international economic and political conditions;

•	changes in foreign currency exchange rates;

•	adverse foreign or domestic tax consequences;

•	uncollectible foreign accounts receivable or longer collection periods on such accounts;

•	financial stability of our customers;

•	retention of skilled employees and our management;

•	laws governing the health and safety of our employees working offshore;

•	catastrophic marine disasters;

•	adverse weather and sea conditions;

•	oil and hazardous substance spills;

•	war and terrorism;

•	acts of God;

•	our ability to finance our operations and capital requirements on acceptable terms and access the debt and equity markets;

•	our ability to charter our vessels on acceptable terms; and

•	our success at managing these risks.

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

Item 4—Controls and Procedures

Management’s Quarterly Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal quarter reported on herein and our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 1A—Risk Factors

There were not material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2005, in response to Item 1A to Part I of Form 10-K.

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

3.3	—Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Description of Exhibit

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

4.3	—Specimen 144A Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.4	—Specimen Regulation S Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

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

10.1

—Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2006).

Exhibit Number	Description of Exhibit

10.2	—Director & Advisory Director Compensation Policy, effective February 14, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the period ended December 31, 2005).

10.3

    Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2006)..

10.4

—Third Amendment to Senior Employment Agreement dated effective March 31, 2006 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.5

—Third Amendment to Employment Agreement dated effective March 31, 2006 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.6

—Third Amendment to Employment Agreement dated effective March 31, 2006 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 31, 2006).

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

Hornbeck Offshore Services, Inc.

Date: May 9, 2006	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit

3.1	—Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

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

4.3	—Specimen 144A Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.4	—Specimen Regulation S Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

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

Exhibit Number	Description of Exhibit

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

10.1

—Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2006).

10.2	—Director & Advisory Director Compensation Policy, effective February 14, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the period ended December 31, 2005).

10.3

—Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2006).

10.4

—Third Amendment to Senior Employment Agreement dated effective March 31, 2006 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.5

—Third Amendment to Employment Agreement dated effective March 31, 2006 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.6

—Third Amendment to Employment Agreement dated effective March 31, 2006 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 31, 2006).

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