Form 10-Q
period 2006-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2006-08-08
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2006 was 27,490,761.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$299,687	$271,739
Accounts receivable, net of allowance for doubtful accounts of $760 and $495, respectively	44,522	35,990
Prepaid insurance	4,951	1,355
Property taxes receivable	1,467	3,788
Other current assets	5,975	2,934

Total current assets	356,602	315,806

Property, plant and equipment, net	473,942	462,041
Goodwill, net	2,628	2,628
Deferred charges, net	21,496	15,904
Other assets	5,314	296

Total assets	$859,982	$796,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,498	$15,709
Accrued interest	1,642	1,653
Accrued payroll, insurance and benefits	8,301	6,893
Other current liabilities	1,463	1,080

Total current liabilities	29,904	25,335
Long-term debt, net of original issue discount of $528 and $551, respectively.	299,472	299,449
Deferred tax liabilities, net	60,926	41,558
Other liabilities	549	838

Total liabilities	390,851	367,180
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 27,232 and 27,151 shares issued and outstanding, respectively	272	271
Additional paid-in capital	376,788	372,303
Retained earnings	91,984	56,843
Accumulated other comprehensive income	87	78

Total stockholders’ equity	469,131	429,495

Total liabilities and stockholders’ equity	$859,982	$796,675

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues	$70,695	$41,083	$131,751	$78,986
Costs and expenses:
Operating expenses	22,729	15,879	44,908	31,468
Depreciation	6,046	4,797	11,855	9,211
Amortization	1,669	1,810	3,349	3,396
General and administrative expenses	7,854	4,752	14,694	8,571

	38,298	27,238	74,806	52,646

Operating income	32,397	13,845	56,945	26,340
Other income (expense):
Loss on early extinguishment of debt	—	—	—	(1,698)
Gain on sale of assets	328	1,083	328	1,072
Interest income	3,573	120	6,684	243
Interest expense	(4,450)	(2,854)	(8,804)	(5,438)
Other income, net	21	14	31	57

Income before income taxes	31,869	12,208	55,184	20,576
Income tax expense	(11,577)	(4,485)	(20,043)	(7,615)

Net income	$20,292	$7,723	$35,141	$12,961

Basic earnings per common share	$0.75	$0.37	$1.29	$0.62

Diluted earnings per common share	$0.73	$0.36	$1.27	$0.61

Weighted average basic shares outstanding	27,201	20,850	27,180	20,839

Weighted average diluted shares outstanding	27,711	21,296	27,680	21,274

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,141	$12,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,855	9,211
Amortization	3,349	3,396
Stock-based compensation expense	2,675	—
Provision for bad debts	265	(96)
Deferred tax expense	20,043	7,615
Gain on sale of assets	(328)	(1,072)
Equity income from investment	(35)	(68)
Loss on early extinguishment of debt	—	1,698
Amortization of financing costs	423	366
Changes in operating assets and liabilities:
Accounts receivable	(8,797)	(2,360)
Prepaid insurance and other assets	(8,687)	(4,455)
Deferred drydocking charges	(4,978)	(3,687)
Accounts payable	1,306	4,117
Accrued liabilities and other liabilities	1,502	1,933
Accrued interest	(11)	(1,109)

Net cash provided by operating activities	53,723	28,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and retrofit of tugs and tank barges	(5,257)	(3,076)
Acquisitions and retrofit of OSVs	(2,384)	(29,965)
Construction of tugs and tank barges	(3,087)	(30,955)
Construction of OSVs and conversion of MPSVs	(11,514)	(3,567)
Net proceeds from the sale of assets	1,082	2,041
Vessel capital expenditures	(2,878)	(2,307)
Non-vessel capital expenditures	(2,743)	(1,562)

Net cash used in investing activities	(26,781)	(69,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	—	(15,546)
Redemption premium on retirement of debt	—	(1,436)
Net proceeds from borrowings under revolving credit facility	—	16,000
Deferred financing costs	(94)	(363)
Net cash proceeds from other shares issued	1,091	421

Net cash provided by (used in) financing activities	997	(924)

Effects of exchange rate changes on cash	9	9

Net increase (decrease) in cash and cash equivalents	27,948	(41,858)
Cash and cash equivalents at beginning of period	271,739	54,301

Cash and cash equivalents at end of period	$299,687	$12,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$9,275	$8,202

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$20,292	$7,723	$35,141	$12,961

Weighted average number of shares of common stock outstanding(1)	27,201	20,850	27,180	20,839
Add: Net effect of dilutive stock options and unvested restricted stock(2)(3)	510	446	500	435

Adjusted weighted average number of shares of common stock outstanding(3)	27,711	21,296	27,680	21,274

Earnings per common share:
Basic	$0.75	$0.37	$1.29	$0.62

Diluted	$0.73	$0.36	$1.27	$0.61

(1)	On October 5, 2005, the Company closed an underwritten public offering of 6,100 shares of its common stock.
(2)	Stock options representing rights to acquire 3 and 4 shares of common stock for the three months ended June 30, 2006 and 2005, respectively, and 3 and 4 shares of common stock for the six months ended June 30, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers. See Note 5 for further information regarding the Company’s restricted stock awards.

3.	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or FAS 123. FAS 123R supersedes Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values over the requisite service period. The Company adopted FAS 123R on January 1, 2006. See Note 5 for further discussion related to the Company’s adoption of this statement.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” or FAS 154. This new standard requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005. The Company does not expect FAS 154 to have a material impact on its current practices or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on its current practices or results of operations.

4.	Long-Term Debt

Senior Notes

On July 24, 2001, the Company issued $175.0 million in aggregate principal amount of 10.625% senior notes, or old senior notes. The old senior notes were priced at 98.193% of principal amount to yield approximately 11.0%. The old senior notes were due to mature on August 1, 2008 and required semi-annual interest payments at an annual rate of 10.625% on February 1 and August 1 of each year until maturity. No principal payments were due until maturity. On November 3, 2004, the Company commenced a cash tender offer for all of the old senior notes. Old senior notes totaling approximately $159.5 million, or 91% of the old senior notes outstanding, were validly tendered during the designated tender period and repurchased during 2004. The remaining $15.5 million of old senior notes were redeemed on January 14, 2005. A pre-tax loss on early extinguishment of debt for the old senior notes of approximately $1.7 million was recorded during the first quarter of 2005. This loss included the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium.

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

The new senior notes and additional notes, or collectively, the senior notes, mature on December 1, 2014 and require semi-annual interest payments on June 1 and December 1 of each year until maturity. No principal payments are due until maturity. The senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Securities and Exchange Commission, or Commission, regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the senior notes from time to time at specified redemption prices and subject to certain conditions required by the 2004 indenture. The Company is permitted under the terms of the 2004 indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in such indenture are satisfied by the Company.

Revolving Credit Facility

The Company’s $100.0 million senior secured revolving credit facility currently has a borrowing base of $60.0 million and its maturity date is February 13, 2009. Pursuant to the 2004 indenture governing the senior notes, unless the Company meets a specified consolidated interest coverage ratio test, the level of permitted borrowings under this facility is limited to the greater of $75.0 million or 20% of the Company’s consolidated net tangible assets determined as of the end of the Company’s most recently completed fiscal quarter for which internal financial statements are available. Borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (1) the prime rate announced by Citibank, N.A. in New York, plus a margin of up to 1.0%, or (2) the London Interbank Offered Rate, plus a margin of 1.5% to 3.5%. Unused commitment fees are payable quarterly at the annual rate of one-quarter to one-half of one percent of the unused portion of the borrowing base of the revolving credit facility, based on the leverage ratio defined by the agreement. As of June 30, 2006, the Company had no balance outstanding under the revolving credit facility and had $60.0 million of credit immediately available under such facility. As of such date, seven OSVs and four ocean-going tugs and associated personalty collateralized the revolving credit facility.

The revolving credit facility and 2004 indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

The Company recently negotiated a term sheet and expects to close on a new senior secured revolving credit facility in late August 2006 that will increase the size, extend the maturity, lower the interest rate and improve the covenant package of the Company’s current revolving credit facility. .

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $0.4 million in the second quarter of 2006, $1.1 million in the second quarter of 2005, $0.9 million in the first six months of 2006 and $2.1 million for the first six months of 2005.

5.	Stock-Based Compensation

Incentive Compensation Plan

The Company has an incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock awards and restricted stock units, or collectively restricted stock, and stock appreciation rights to employees and directors. Effective January 1, 2006, the Company adopted FAS 123R, using the modified prospective method. Prior to the adoption of FAS 123R, the Company accounted for stock option grants in accordance with APB 25, using the intrinsic value method, and accordingly, no compensation expense was recorded for stock option grants for periods prior to 2006.

Under the modified prospective method, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 or were repurchased or cancelled after the FAS 123R-required effective date. Additionally, compensation expense for the portion of awards for which the required service has not been rendered that are outstanding as of January 1, 2006 shall be recognized as the service is rendered on or after January 1, 2006. The compensation expense for that portion of awards shall be based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, shall be based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Commission.

If compensation expense for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under FAS 123, the Company’s income available to common stockholders for the three and six months ended June 30, 2005 would have been as indicated in the following table (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Income available to common stockholders:
As reported	$7,723	$12,961
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(330)	(540)

Pro forma	$7,393	$12,421

Earnings per share of common stock:
Basic, as reported	$0.37	$0.62

Basic, pro forma	$0.35	$0.59

Diluted, as reported	$0.36	$0.61

Diluted, pro forma	$0.34	$0.58

As a result of adopting FAS 123R on January 1, 2006, the Company’s income before taxes, net income and basic and diluted earnings per share for the three months ended June 30, 2006, included $1.4 million, $0.9 million, $0.03 per share and $0.03 per share of stock-based compensation expense charges, respectively. For the six months ended June 30, 2006, income before taxes, net income and basic and diluted earnings per share included $2.7 million, $1.7 million, $0.06 per share and $0.06 per share of stock-based compensation expense charges, respectively. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows as required under previous GAAP literature. The Company recorded financing cash flows for such excess tax deductions of approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2006. Net cash proceeds from the exercise of stock options were $0.7 million and $0.9 million for the three and six months ended June 30, 2006, respectively, and the income tax benefit from such exercises was $0.5 million and $0.7 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, the Company has approximately 1.3 million shares available for future grants of stock options, restricted stock, stock appreciation rights or other awards to employees and directors under the incentive compensation plan.

Stock Options

The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is determined by the Board of Directors of the Company and cannot be less than the fair market value of the stock on the date of grant. All options granted expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a one- to four-year period.

The fair value of the options granted under the Company’s incentive compensation plan during each of the three and six months ended June 30, 2006 and 2005 was estimated using the Black-Scholes pricing model using the minimum value method with the following weighted-average assumptions for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	40.4%	38.9%	40.4%	37.9%
Risk-free interest rate	4.5%	4.1%	4.5%	4.2%
Expected term (years)	4.0	10.0	4.0	10.0
Weighted-average grant-date fair value per share	$12.47	$13.32	$12.47	$12.82

For the three and six months ended June 30, 2006, compensation expense related to stock option grants was approximately $0.8 million and $1.5 million, respectively, and as of June 30, 2006, unrecognized compensation expense related to nonvested stock option awards was approximately $5.0 million with a weighted-average remaining vesting period of 1.5 years.

The following table represents the Company’s stock option activity for the six months ended June 30, 2006 (in thousands, except per share data and years):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	1,248	$14.45	7.51	$22,806
Granted	239	33.15	9.88	—
Exercised	(73)	12.50	n/a	1,903
Forfeited	(42)	24.96	n/a	483
Expired	—	—	—	—

Options outstanding at June 30, 2006	1,372	$17.49	7.34	$24,748

Exercisable options outstanding at June 30, 2006	787	$11.45	6.21	$18,955

In addition, the total intrinsic value of stock options exercised and the total fair value of stock options vested for the six months ended June 30, 2006 were $1.9 million and $50,000, respectively.

The following table represents the Company’s nonvested stock option activity for the six months ended June 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2006	674	$10.80
Granted	239	12.47
Vested	(291)	6.93
Forfeited	(37)	13.06

Nonvested stock options at June 30, 2006	585	$10.86

Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock that is either time-based or performance-based. For performance-based restricted stock, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the Employee Restricted Stock Agreements. Performance is measured by the change in the Company’s stock price measured against the peers during the measurement period, generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to three years. The compensation expense related to time-based restricted stock awards, which is amortized over the vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The fair value of the Company’s performance-based restricted stock, which is determined using a binomial lattice model, is applied to the base shares and is amortized over the vesting period. As of June 30, 2006, the Company had unamortized stock-based compensation expense of $6.8 million and has recorded approximately $0.6 million and $1.1 million of compensation expense during the three and six months ended June 30, 2006, respectively, associated with restricted stock awards.

The following table summarizes the restricted stock activity during the six months ended June 30, 2006 (in thousands):

	Number of Restricted Shares	Weighted Avg. Fair Value Per Share (2)
Restricted stock:
Granted during the period(1)	346	$23.29
Cancellations during the period	(8)	13.25
Vested	(3)	18.66

Outstanding, as of June 30, 2006	335	23.41

(1)	Includes the full amount of both base and bonus share awards granted during the period, which represents 200% of the aggregate total of the base share awards.
(2)	The weighted average fair value per share is determined using a binomial lattice model, and for performance-based shares, the fair value is applied to both the base and bonus share awards.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 with the Commission to register the issuance of shares of common stock under the ESPP. As of June 30, 2006, there were approximately 686,000 shares available for future issuance to employees under the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for the three and six months ended June 30, 2006:

Dividend yield	0%
Expected volatility	43.8%
Risk-free interest rate	4.4%
Expected term (months)	6.0
Weighted-average grant-date fair value per share	$9.81

6.	Commitments and Contingencies

Vessel Construction

In May 2005, the Company announced its MPSV conversion program. As of June 30, 2006, the Company was committed under a vessel construction contract with a domestic shipyard to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370-foot MPSVs. The total project cost to acquire and convert the two vessels, before construction period interest, is estimated to be $110.0 million. Approximately $4.3 million, $5.8 million and $17.7 million was incurred during the three and six months ended June 30, 2006 and since the inception of the MPSV conversion program, respectively. The Company anticipates delivery of the converted vessels during the latter half of 2007.

On September 26, 2005, the Company announced its fourth OSV newbuild program, which was originally comprised of an innovative high-end proprietary class of vessel that would add approximately 20,000 deadweight tons of capacity at an aggregate cost of $170.0 million. However, in February 2006, the Company decided to defer contracting these vessels, now referred to as Phase 1 of its fourth OSV newbuild program, until more favorable shipyard conditions materialize. In conjunction with the deferral of Phase 1, the Company also announced, in February 2006, Phase 2 of this program that would add up to six 240 EDF class vessels to its proprietary OSV fleet, representing an incremental 17,000 deadweight tons of capacity. In May and August 2006, the Company announced expansions to the scope of Phase 2 of its fourth OSV newbuild program, which is now comprised of a total of 13 proprietary OSVs, bringing the aggregate capacity of Phase 2 of this program to approximately 38,000 deadweight tons. These 13 vessels will be a mix of proprietary 240 ED and 240 EDF class OSVs with projected delivery dates ranging from early 2008 through 2009. Based on current contracts and internal estimates, the total cost of the 13 new OSVs to be constructed under Phase 2 of this program, before construction period interest, is now expected to be approximately $295.0 million in the aggregate.

On September 26, 2005, the Company announced its second tug and tank barge, or TTB, newbuild program. This program is expected to add approximately 400,000 barrels of total barrel-carrying capacity of double-hulled barges and the related tugs, including the three 60,000-barrel tank barges that are currently under construction. On August 3, 2006, the Company announced that it has expanded the scope and specifications of the vessels to be constructed under the second TTB newbuild program to include additional tugs. With all of its barges currently operating under time charters rather than COAs, the Company plans to expand its tug fleet to move toward a 1:1 tug-to-barge ratio. The costs for this program are now expected to be approximately $145.0 million in the aggregate. The Company recently purchased four 3,000 horsepower ocean-going tugs to be retrofitted under this program. The aggregate cost to acquire and retrofit these four tugs is included in the total project budget of $145.0 million. All of the vessels currently being constructed or retrofitted under the Company’s second TTB newbuild have projected delivery dates from mid-2007 through 2008. The precise number, specifications and delivery dates of the remaining vessels to be constructed or retrofitted under this program will be finalized as certain internal milestones are completed, including the negotiation of shipyard contracts.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial condition or results of operations. The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s fixed and mutual entries in a mutual protection and indemnity association, or P&I Club. Commencing in March 2005, the terms of entry for the Company’s two business segments contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of June 30, 2006, the Company’s claims costs incurred under its P&I Club policies have not exceeded the AAD.

7.	Segment Information

The Company provides marine transportation and related ancillary services through two business segments. The Company operates new generation OSVs along the coastlines of the United States, primarily the U.S. Gulf of Mexico, or GoM, and offshore Trinidad and Mexico through its OSV segment.

The Company’s OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The TTB segment primarily operates ocean-going tugs and tank barges in the northeastern United States and Puerto Rico, and occasionally in the GoM and in the Great Lakes. The Company’s ocean-going tugs and tank barges primarily provide coastwise transportation of refined and bunker grade petroleum products from one port to another, and, more recently, occasionally support deepwater well testing and other specialty applications for upstream customers.

The following table shows reportable segment information for the three and six months ended June 30, 2006 and 2005, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues:
Offshore supply vessels
Domestic	$37,901	$19,587	$71,215	$37,955
Foreign	6,249	6,983	11,435	12,459

	44,150	26,570	82,650	50,414

Tugs and tank barges
Domestic	24,595	12,630	45,206	24,841
Foreign(1)	1,950	1,883	3,895	3,731

	26,545	14,513	49,101	28,572

Total	$70,695	$41,083	$131,751	$78,986

Operating expenses:
Offshore supply vessels	$13,476	$8,340	$26,227	$16,616
Tugs and tank barges	9,253	7,539	18,681	14,852

Total	$22,729	$15,879	$44,908	$31,468

Depreciation:
Offshore supply vessels	$3,516	$3,161	$6,933	$6,210
Tugs and tank barges	2,530	1,636	4,922	3,001

Total	$6,046	$4,797	$11,855	$9,211

Amortization:
Offshore supply vessels	$742	$507	$1,398	$967
Tugs and tank barges	927	1,303	1,951	2,429

Total	$1,669	$1,810	$3,349	$3,396

General and administrative expenses:
Offshore supply vessels	$3,694	$2,116	$6,890	$3,928
Tugs and tank barges	4,160	2,636	7,804	4,643

Total	$7,854	$4,752	$14,694	$8,571

Operating income:
Offshore supply vessels	$22,721	$12,446	$41,202	$22,693
Tugs and tank barges	9,676	1,399	15,743	3,647

Total	$32,397	$13,845	$56,945	$26,340

Deferred Drydocking Charges:
Offshore supply vessels	$2,446	$700	$3,186	$1,545
Tugs and tank barges	1,650	1,003	1,792	2,142

Total	$4,096	$1,703	$4,978	$3,687

Capital expenditures:
Offshore supply vessels	$10,220	$8,968	$17,567	$34,786
Tugs and tank barges	4,945	15,238	9,288	35,086
Corporate	348	782	1,008	1,562

Total	$15,513	$24,988	$27,863	$71,434

	As of June 30, 2006	As of December 31, 2005
Identifiable assets:
Offshore supply vessels	$654,914	$599,514
Tugs and tank barges	189,111	182,766
Corporate	15,957	14,395

Total	$859,982	$796,675

Long-lived assets:
Offshore supply vessels
Domestic	$242,880	$231,445
Foreign(2)	56,774	62,141

	299,654	293,586

Tugs and tank barges
Domestic	$164,165	$158,404
Foreign(1)(2)	5,480	5,841

	169,645	164,245

Corporate	4,643	4,210

Total	$473,942	$462,041

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. As these assets may move to and from foreign and domestic operating areas on a regular basis, the long-lived assets reflected above represent the assets that are foreign-flagged or were present in international areas as of June 30, 2006 and December 31, 2005, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2005. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to offshore supply vessels, or OSVs, means modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels.

General

We own a fleet of 25 technologically advanced, new generation OSVs, which includes two foreign-flagged anchor handling, towing and supply, or AHTS, vessels that primarily operate as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel, own two former coastwise sulfur tankers that are being converted into multi-purpose supply vessels, or MPSVs, and are currently constructing 13 additional new generation OSVs. Currently, 20 of our OSVs are operating in domestic waters, primarily in the U.S. Gulf of Mexico, or GoM. Of our five OSVs currently working in international waters, four are operating offshore Trinidad and one is operating offshore Mexico. Our fast supply vessel is also working offshore Mexico.

We have developed, through a series of three newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two AHTS vessels, which primarily serve as 240 class supply vessels and for towing jack-up rigs, the ongoing conversion of two coastwise sulfur tankers for use as 370 class MPSVs, and the commencement of Phase 2 of our fourth OSV newbuild program that will add, in the aggregate, approximately 38,000 deadweight tons of capacity to our OSV fleet, including a mix of 13 proprietary 240 ED and 240 EDF class vessels. All of the new vessels included in our MPSV program and Phase 2 of our fourth OSV newbuild program are expected to be delivered from the latter half of 2007 through 2009. Phase 1 of our fourth OSV newbuild program, initially comprised of 20,000 deadweight tons of additional OSV capacity, has been deferred until more favorable shipyard conditions materialize for the construction of the type of vessels contemplated under this phase.

All of our OSVs and our fast supply vessel operate under time charters, including eleven that are chartered under long-term contracts with expiration dates ranging from October 2006 through May 2007. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

Market conditions in the GoM continue to show positive trends such as the increased level of approved applications to drill deepwater wells and certain operators’ announced construction commitments for new deepwater floating rigs, deep shelf jack-up rigs, floating production units, subsea tie-backs and other deepwater production infrastructure, as well as the additional demand for vessels in connection with rehabilitating infrastructure damaged by Hurricanes Katrina and Rita. GoM rig operators continue to contract at record day rates and the available rig fleet continues to operate close to 100% utilization, which in the past has been a barometer for OSV dayrates. The supply fundamentals for new generation OSVs could further impact market conditions. The average age of conventional 180 class OSVs is approximately 26 years; therefore, we expect that there will be a continued and accelerated attrition rate for such vessels working in the GoM and abroad. Although a number of modern OSVs have been recently constructed to replace the worldwide conventional 180 class tonnage being removed from service, several U.S.-flagged new generation OSVs have left the GoM for foreign or non-oilfield markets, which is a long-term trend that we expect to continue. Additionally, there are signs that the improved market conditions in the GoM could result in an extended multi-year cycle beyond 2007. In the most recent offshore oil and natural gas lease sale by the Minerals Management Service during the first quarter of 2006, interest in acquiring leases was the highest it has been since 2001, a 38% increase over last year’s Central GoM sale, with 25% of the leases bid on being located in ultra-deep water.

We also own and operate 14 ocean-going tugs and 17 ocean-going tank barges, six of which are double-hulled. Currently, 12 of our tank barges are operating in the northeastern United States, primarily New York Harbor, five are operating in the GoM and two are operating in Puerto Rico. We also own one inactive single-hulled tank barge that is currently being reactivated and is expected to be placed in service in early October 2006. We plan to build additional new double-hulled tank barges with an aggregate 400,000 barrels of carrying capacity, including three 60,000-barrel tank barges that are currently under construction. In addition, we recently acquired four 3,000 horsepower ocean-going tugs to be retrofitted for use as power units for new and existing barges. All of the vessels currently being constructed or retrofitted under our second tug and tank barge, or TTB, newbuild program have projected delivery dates from mid-2007 through 2008. Upon completion of our second TTB newbuild program, 56% of our tank barge fleet barrel-carrying capacity will be double-hulled, up from 47% today and 7% at the end of 2004.

Generally, we operate an ocean-going tug and tank barge together as a “tow” to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We also provide tug services to third party vessels on a periodic basis. Typically, these services include vessel docking and towage assistance. We operate our tugs and tank barges under fixed time charters, spot time charters, contracts of affreightment, or COAs, and consecutive voyage contracts. We now have all 17 of our active barges operating under time charters, including 12 that are chartered under long-term contracts with expiration dates ranging from October 2006 through April 2008.

The primary demand drivers for our TTB services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The TTB market, in general, is marked by steady demand over time. In an attempt to expand our geographic market area and current service offering, we are now operating vessels from our TTB fleet in the GoM. These vessels are being used for the transportation of petroleum products and, more recently, ethanol. In addition, we have recently been successful in deploying our vessels in non-traditional tank barge services, such as support of deepwater well testing and other specialty applications for our upstream customers. Because we have recently shifted our entire TTB fleet from COAs to time charters and continue to diversify our services, some of our historic seasonality for this segment should be diminished.

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increased dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In November 2003, we commenced our first double-hulled tank barge newbuild program to replace some of our existing single-hulled tank barges that we anticipated retiring from service in accordance with OPA 90. Our first TTB newbuild program included the construction of five new double-hulled tank barges, with aggregate carrying capacity of 600,000 barrels, that were delivered on various dates during 2005, and the acquisition and retrofit of four higher horsepower ocean-going tugs. Our second TTB newbuild program will add double-hulled tank barges with 400,000 barrels of aggregate carrying capacity, plus related offshore tugs, to our existing fleet.

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

Effective January 1, 2006, we adopted FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, utilizing the modified prospective method. Prior to the adoption of FAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” utilizing the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants for periods prior to 2006. However, FAS 123R requires all share-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the income statement based on their fair values. Compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 shall be recognized as the service is rendered on or after January 1, 2006. The compensation expense for that portion of awards shall be based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” At June 30, 2006, approximately $11.7 million of unrecognized compensation expense related to nonvested awards is expected to be recognized over a weighted-average period of 1.7 years.

Our Employee Restricted Stock Agreements, effective February 14, 2006, allow us to issue restricted stock that may not be released or transferred until the end of the performance period, which is generally three years from the grant, or measurement date. The number of shares that will ultimately be received by the award recipients at the end of the performance period will be dependent upon our performance relative to a peer group, as defined by the Employee Restricted Stock Agreements. Performance is measured by the change in our stock price measured against the peers during the measurement period. The actual number of shares that could be received by the award recipients can range from 0% to 200% of our base share awards depending on our performance ranking relative to the peer group. Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to three years. The compensation expense related to time-based restricted stock awards, which is amortized over the vesting period, is determined based on the market price of our stock on the date of grant applied to the total shares that are expected to fully vest. Otherwise, there were no other significant changes to our critical accounting policies, as reported in our most recently filed Annual Report on Form 10-K, during the six months ended June 30, 2006.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These OSVs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations of HOS Port, the shorebase in Port Fourchon, LA that we acquired in December 2005; the HOS Hotshot, a 165-ft. fast supply vessel that we acquired in May 2004 or the Energy 8701. Following a recently successful court appeal of a U.S. Coast Guard ruling, the Energy 8701 has been remeasured for purposes of establishing its OPA 90 retirement date. This 86,454-barrel, single-hulled barge, which was previously retired from service under OPA 90 in December 2004, is expected to be reinstated into our active tank barge fleet in early October 2006, following a recertification drydocking and other capital expenditures necessary to reactivate the vessel for service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Offshore Supply Vessels:
Average number of vessels	25.0	24.3	25.0	24.2
Average fleet capacity (deadweight)	59,042	56,827	59,042	56,274
Average vessel capacity (deadweight)	2,362	2,329	2,362	2,321
Average utilization rate(1)	96.6%	96.6%	93.3%	95.5%
Average dayrate(2)	$19,321	$12,364	$18,772	$11,980
Effective dayrate(3)	$18,664	$11,944	$17,514	$11,441

Tugs and Tank Barges:
Average number of tank barges(4)	17.5	14.0	17.8	13.7
Average fleet capacity (barrels)(4)	1,472,111	1,013,002	1,477,325	968,002
Average barge capacity (barrels)	83,374	72,357	82,869	69,143
Average utilization rate(1)	90.5%	85.4%	92.1%	85.5%
Average dayrate(5)	$18,420	$12,673	$16,550	$12,924
Effective dayrate(3)	$16,670	$10,823	$15,243	$11,050

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(3)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(4)	The Energy 8701 is not included in the above table as it is currently inactive. This vessel is expected to be reinstated into our active tank barge fleet in early October 2006. The above table also reflects the Company’s sale of the Energy 2202 in May 2006.
(5)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.

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

The following table provides the detailed components of EBITDA, as we define that term, for the three and six months ended June 30, 2006 and 2005, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of EBITDA:
Net income	$20,292	$7,723	$35,141	$12,961
Interest expense, net	877	2,734	2,120	5,195
Income tax expense	11,577	4,485	20,043	7,615
Depreciation	6,046	4,797	11,855	9,211
Amortization	1,669	1,810	3,349	3,396
Loss on early extinguishment of debt	—	—	—	1,698

EBITDA	$40,461	$21,549	$72,508	$40,076

The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2006 and 2005, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
EBITDA Reconciliation to GAAP:
EBITDA	$40,461	$21,549	$72,508	$40,076
Cash paid for deferred drydocking charges	(4,096)	(1,703)	(4,978)	(3,687)
Cash paid for interest	(9,225)	(7,426)	(9,275)	(8,202)
Changes in working capital	(2,550)	864	(7,103)	1,499
Stock-based compensation expense	1,437	—	2,675	—
Changes in other, net	(205)	(1,175)	(104)	(1,236)

Net cash flows provided by operating activities	$25,822	$12,109	$53,723	$28,450

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table provides detailed components of net income for the three months ended June 30, 2006 and 2005, respectively (in thousands, except for percentage changes).

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$37,901	$19,587	$18,314	93.5%
Foreign(1)	6,249	6,983	(734)	(10.5)

	44,150	26,570	17,580	66.2
Tugs and tank barges
Domestic	24,595	12,630	11,965	94.7
Foreign(2)	1,950	1,883	67	3.6

	26,545	14,513	12,032	82.9

Total	$70,695	$41,083	$29,612	72.1%

Operating expenses:
Offshore supply vessels	$13,476	$8,340	$5,136	61.6%
Tugs and tank barges	9,253	7,539	1,714	22.7

	$22,729	$15,879	$6,850	43.1%

Depreciation and amortization:
Offshore supply vessels	$4,258	$3,668	$590	16.1%
Tugs and tank barges	3,457	2,939	518	17.6

Total	$7,715	$6,607	$1,108	16.8%

General and administrative expenses	$7,854	$4,752	$3,102	65.3%

Interest expense	$4,450	$2,854	$1,596	55.9%

Interest income	$3,573	$120	$3,453	2,877.5%

Income tax expense	$11,577	$4,485	$7,092	158.1%

1)	Included are amounts applicable to our two foreign-flagged AHTS vessels, the HOS Saylor and HOS Navegante, which we acquired in January and March 2005, respectively.
2)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Revenues. Revenues for the three months ended June 30, 2006 were significantly higher than the same period in 2005 due to stronger market conditions in the Gulf of Mexico for services provided by OSVs and tugs and tank barges in addition to increasing demand for barge transportation services in the northeastern United States. Our revenues also increased due to the incremental contribution of four double-hulled tank barges under our first TTB newbuild program placed into service during the second half 2005, one acquired AHTS vessel placed into service in June 2005, and a shore-based facility acquired in December 2005. The addition of these vessels to our operating fleet and the acquisition of the shore-based facility represents $12.3 million of the increase in our revenues, while vessels that were in service during each of the full quarters ended June 30, 2006 and 2005 accounted for the remaining $17.3 million of the increase in revenues.

Revenues from our OSV segment were 66.2% higher for the three months ended June 30, 2006 compared to the same period in 2005, due primarily to a significant improvement in effective dayrates, a decrease in drydocking days and to a lesser extent, the full-quarter contribution of an AHTS vessel placed in service in June 2005. Our OSV average dayrates increased to $19,321 for the second quarter of 2006 compared to $12,364 for the same period in 2005, an increase of $6,957 or 56.3%. Domestic revenues for our OSV segment were $18.3 million, or 93.5% higher, in the second quarter of 2006 compared to the same period in 2005, due mainly to the continued strengthening of demand in the OSV markets in which we operate. Foreign revenues earned by our OSV segment for the second quarter of 2006 decreased $0.7 million or 10.5% compared to the same period in 2005, due primarily to having an average of three less vessels working internationally during the second quarter of 2006. Based on current market trends, we anticipate that our fleetwide OSV effective dayrates should remain at or above second quarter 2006 levels for the remainder of 2006 and calendar 2007.

Revenues from our TTB segment increased 82.9% for the three months ended June 30, 2006 compared to the same period in 2005, due to increased utilization and dayrates, the addition of new double-hulled tank barges and related tugs to our TTB fleet during the latter half of 2005 and our success in diversifying our service-offering to upstream customers with our TTB fleet. Our tank barge utilization increased to 90.5% for the three months ended June 30, 2006 compared to 85.4% for the same period in 2005, which was primarily the result of a change in contract mix from contracts of affreightment to time charters. Our tank barge average dayrate for the three months ended June 30, 2006 increased $5,747 to $18,420, up 45.3% from the second quarter of 2005. The increase in average dayrates was primarily due to the impact of our five new double-hulled tank barges that were delivered on various dates during 2005. These new larger, double-hulled barges are able to command higher average dayrates than our previous fleet mix due to higher average barrel-carrying capacity and the ability of these vessels to provide non-traditional tank barge services to certain of our upstream customers.

Operating Expenses. Operating expenses for the three months ended June 30, 2006 grew 43.1%, or $6.9 million, to $22.7 million. The increase in operating expenses was primarily the result of having more vessels in service and operating a recently acquired OSV shore-based facility during the second quarter of 2006 compared to the same period in 2005, as well as increased costs related to insurance and fleet personnel, which includes stock-based compensation resulting from the adoption of FAS 123R. Our aggregate operating expenses for our vessels that were in service as of June 30, 2006 are expected to increase from current levels by 7% for the remainder of 2006 and by 15% in 2007.

Operating expenses for our OSV segment increased 61.6% for the three months ended June 30, 2006 compared to the same period in 2005, due to expenses related to the operation of HOS Port, increased personnel and insurance costs, the shift in our vessels to and from foreign markets, and higher voyage expenses that are more than offset by our dayrates charged to customers.

Operating expenses for our TTB segment for the three months ended June 30, 2006 were 22.7% higher than the prior-year period as a result of the addition of four double-hulled tank barges in the second half of 2005 and two higher horsepower, ocean-going tugs to this segment during 2006. The increase in operating expenses was also affected by increased costs related to in-chartering third-party equipment, personnel and insurance, which was partially offset by lower fuel costs associated with a shift from contracts of affreightment to time charters.

Depreciation and Amortization. Depreciation and amortization was $1.1 million higher for the three months ended June 30, 2006 compared to the same period in 2005, due to four double-hulled tank barge newbuilds and two retrofitted higher horsepower, ocean-going tugs, in service during the second quarter of 2006 that were not in service during the prior-year quarter and one additional AHTS vessel in service for only part of the second quarter of 2005. In addition, we expect our amortization costs to trend higher as newly constructed and recently acquired vessels undergo their initial 30 and 60-month recertifications.

General and Administrative Expenses. General and administrative expenses for the second quarter of 2006 increased $3.1 million compared to the same period in 2005, primarily resulting from expenses recorded due to our recent adoption of FAS 123R under the modified prospective approach. The adoption of FAS 123R requires the recognition of stock-based compensation expense in our results of operations for the three months ended June 30, 2006; whereas, for the same period in 2005, we accounted for stock-based compensation in accordance with APB Opinion No. 25, and, therefore, no compensation expense was recognized. During the second quarter of 2006, we recorded stock-based compensation expense of approximately $1.4 million related to FAS 123R. General and administrative expenses are expected to trend higher for the remainder of 2006 to accommodate our continued growth via vessel acquisitions and newbuild and conversion programs, and our continued application of FAS 123R to any additional stock options and restricted stock granted during the year.

Interest Expense. Interest expense increased during the second quarter of 2006 by $1.6 million compared to the same quarter in 2005 as a result of the October 2005 issuance of an additional $75 million in principal amount outstanding under our 6.125% senior notes and a decrease in capitalized interest, driven by fewer qualifying assets. Capitalization of interest costs relating to new construction or conversion of vessels was approximately $0.4 million for the three months ended June 30, 2006 compared to $1.1 million for the same period in 2005.

Interest Income. Interest income increased to $3.6 million during the second quarter of 2006 compared to $0.1 million for the same quarter in 2005. The substantial increase in interest income is primarily due to a higher average cash balance of $293.6 million for the second quarter of 2006 compared to $15.3 million for the second quarter of 2005. The average cash balance was higher in the second quarter of 2006 due to the approximate $290.0 million of gross proceeds raised from the issuance of $75.0 million of additional 6.125% senior notes and the public offering of 6.1 million shares of our common stock at a price of $35.35 per share in October 2005. We are also earning higher interest rates on our invested cash balances during 2006 than year-ago levels.

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2006 was 36.3% compared to 36.7% for the same period in 2005. Our effective tax rate slightly decreased due mainly to our vessels shifting to and from foreign regions, which resulted in a change in our estimated foreign tax liability. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table provides detailed components of net income for the six months ended June 30, 2006 and 2005, respectively (in thousands, except for percentage changes).

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$71,215	$37,955	$33,260	87.6%
Foreign(1)	11,435	12,459	(1,024)	(8.2)

	82,650	50,414	32,236	63.9
Tugs and tank barges
Domestic	45,206	24,841	20,365	82.0
Foreign(2)	3,895	3,731	164	4.4

	49,101	28,572	20,529	71.9

Total	$131,751	$78,986	52,765	66.8%

Operating expenses:
Offshore supply vessels	$26,227	$16,616	$9,611	57.8%
Tugs and tank barges	18,681	14,852	3,829	25.8

	$44,908	$31,468	$13,440	42.7%

Depreciation and amortization:
Offshore supply vessels	$8,331	$7,177	$1,154	16.1%
Tugs and tank barges	6,873	5,430	1,443	26.6

Total	$15,204	$12,607	$2,597	20.6%

General and administrative expenses	$14,694	$8,571	$6,123	71.4%

Loss on early extinguishment of debt	$—	$1,698	$(1,698)	(100.0)%

Interest expense	$8,804	$5,438	$3,366	61.9%

Interest income	$6,684	$243	$6,441	2,650.6%

Income tax expense	$20,043	$7,615	$12,428	163.2%

1)	Included are amounts applicable to our two foreign-flagged AHTS vessels, the HOS Saylor and HOS Navegante, which we acquired in January and March 2005, respectively.
2)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Revenues. Revenues for the six months ended June 30, 2006 increased 66.8% from the same period in 2005, due to continued favorable conditions in each of our two business segments and the increase in our average fleet size. Our average operating fleet was approximately 58 vessels at the end of the second quarter of 2006 compared to 53 vessels at the end of the second quarter of 2005.

Revenues from our OSV segment were 63.9% higher for the six months ended June 30, 2006 compared to the same period in 2005, due primarily to dayrate expansion attributed to continued strength in the GoM and, to a lesser extent, the addition of one AHTS vessel in June 2005. Our OSV average dayrates increased to $18,772 for the first six months of 2006 compared to $11,980 for the same period of 2005, an increase of $6,792 or 56.7%. Domestic revenues for our OSV segment were $71.2 million for the first six months of 2006, an increase of $33.3 million or 87.6%, compared to $38.0 million for the same period in 2005. Foreign revenues for our OSV segment decreased to $11.4 million for the six months ended June 30, 2006, compared to $12.4 million for the same period in 2005, a decrease of $1.0 million or 8.2%, due primarily to having an average of three less vessels working internationally during the first six months of 2006.

Revenues from our TTB segment increased 71.9% for the six months ended June 30, 2006 compared to the same period in 2005, due to higher utilization and dayrates and the delivery of four newbuild double-hulled tank barges since June 2005. Our tank barge utilization increased to 92.1% for the six months ended June 30, 2006 compared to 85.5% for the same period in 2005, due primarily to our continued shift from COAs to time charters. Our tank barge average dayrate of $16,550 for the six months ended June 30, 2006 increased $3,626, or 28.1%, from $12,924 for the same period in 2005. The increase in average dayrates was primarily attributed to our ability to capitalize on higher demand in the northeastern United States and new service opportunities in the GoM. In addition, our second quarter 2006 fleet mix contained new double-hulled tank barges with increased barrel-carrying capacity and enhanced capabilities.

Operating Expenses. Operating expenses for the six months ended June 30, 2006 grew 42.7%, or $13.4 million, to $44.9 million. The increase in operating expense during 2006 is primarily due to the increase in our average fleet size, costs associated with operating an OSV shore-based facility acquired in December 2005, higher personnel costs and to a lesser extent, increased insurance expense.

Operating expense for our OSV segment increased 57.8% for the six months ended June 30, 2006 compared to the same period in 2005, due to the operation of a recently acquired shore-based port facility, increased personnel costs, the shift in vessels to and from foreign markets and, to a lesser extent, the addition of one AHTS vessel in June 2005.

Operating expense for our tug and tank barge segment increased 25.8% for the six months ended June 30, 2006 compared to the same period in 2005, primarily as a result of the delivery of four new double-hulled tank barges during the last six months of 2005 and two higher horsepower, ocean-going tugs during the first half of 2006, as well as increased insurance and personnel costs.

Depreciation and Amortization. Depreciation and amortization was $2.6 million higher for the six months ended June 30, 2006 compared to the same period in 2005, due to four double-hulled tank barges placed in service during the second half of 2005, two higher horsepower tugs placed in service during the first half of 2006 and, to a lesser extent, an AHTS vessel that was placed in service in June 2005 and non-vessel capital expenditures that were completed during 2005.

General and Administrative Expense. General and administrative expenses increased $6.1 million during the first six months of 2006 compared to the same period of 2005. During the six months ended June 30, 2006, we recorded $2.7 million of stock-based compensation expense as a result of adopting FAS 123R. No such expense was booked for periods prior to 2006. General and administrative expenses are expected to continue increasing as we implement our growth strategy via vessel acquisitions and newbuild and conversion programs. However, our general and administrative expenses are expected to remain approximately 10% to 12% of revenues.

Interest Expense. Interest expense increased $3.4 million during the first six months of 2006 compared to the same period in 2005, primarily as a result of the October 2005 issuance of an additional $75 million in principal amount outstanding under our 6.125% senior notes and lower capitalized interest. Capitalized interest decreased $1.2 million, to $0.9 million for the six months ended June 30, 2006, compared to the same period in 2005.

Income Tax Expense. Our effective tax rate was 36.3% and 37.0% for the six months ended June 30, 2006 and 2005, respectively. Our effective tax rate decreased due mainly to our vessels shifting to and from foreign regions, which changed our estimated foreign tax liability. Our income tax expense primarily consists of deferred taxes due to our federal net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

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

We have a $100 million senior secured revolving credit facility due February 2009 with a current borrowing base of $60 million. On October 5, 2005, we used a portion of the net proceeds from a public offering of common stock and a concurrent private placement of additional 6.125% senior notes to pay down our revolving credit facility to a zero balance. As of June 30, 2006, we had $60 million of credit immediately available under such facility. We recently negotiated a term sheet and expect to close on a new senior secured revolving credit facility in late August 2006 that will increase the size, extend the maturity, lower the interest rate and improve the covenant package of our current revolving credit facility.

We have historically made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including OSVs, MPSVs, AHTS vessels, fast supply vessels, ocean-going tugs, tank barges and tankers, as needed to take advantage of the market demand for such vessels.

We believe that our current working capital, projected cash flows from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future and will fund our previously announced vessel newbuild and conversion programs, including the expansion of such programs announced August 3, 2006. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products, may affect our financial condition or results of operations. Depending on the market demand for OSVs, tugs and tank barges and other growth opportunities that may arise, we may require additional debt or equity financing.

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $53.7 million for the six months ended June 30, 2006 compared to $28.5 million for the same period in 2005. The increase in operating cash flows was the result of substantially improved market conditions in both of our business segments and the growth of our fleet. Our cash flows from operations for the six months ended June 30, 2006 reflect a full period of revenue contribution from two additional AHTS vessels and five new double-hulled tank barges that were placed in service during 2005.

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

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2006 was approximately $26.8 million compared to $69.4 million for the same period in 2005. Cash utilized in the first six months of 2006 consisted of construction costs incurred for our first and second TTB newbuild programs, our MPSV conversion program, Phase 2 of our fourth OSV newbuild program and improvements made to our recently acquired shore-based port facility. The cash utilized for investing activities during 2006 was partially offset by approximately $1.1 million of cash inflows from the sale of the Energy 2202 in May 2006. Net cash used in investing activities during the 2005 period consisted of the purchase of two foreign-flagged AHTS vessels and one coastwise sulfur tanker, the latter of which is being retrofitted under the MPSV conversion program described below, and construction costs incurred for our first TTB newbuild program. The cash utilized for investing activities during the 2005 period was partially offset by approximately $2.0 million of cash inflows from the sale of the Energy 9801, a retired single-hulled tank barge, and the Yabucoa Service, a 3,000 horsepower tug.

In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370 class MPSVs. The total project cost to acquire and convert the two vessels is currently expected to be $110.0 million. We have contracted for the retrofit and conversion of these vessels at an East Coast location and have incurred approximately $17.7 million to-date. The M/V W.K. McWilliams, Jr., which we acquired in November 2001 and renamed the Energy Service 9001, and the M/V Benno C. Schmidt, the sister vessel to the Energy Service 9001 that we acquired in May 2005, are the two coastwise tankers that are being converted and will be renamed under the MPSV conversion program. We anticipate delivery of the converted vessels during the latter half of 2007.

In September 2005, we announced new vessel construction programs for each of our two business segments. These will be our fourth OSV newbuild program and second TTB newbuild program. Our fourth OSV newbuild program was originally comprised of an innovative high-end proprietary class of vessel that would add approximately 20,000 deadweight tons of capacity at an aggregate cost of $170.0 million. However, in February 2006, we decided to defer contracting these vessels, now referred to as Phase 1 of our fourth OSV newbuild program, until more favorable shipyard conditions materialize. In conjunction with the deferral of Phase 1, we also announced, in February 2006, Phase 2 of this program that would add up to six 240 EDF class vessels to our proprietary OSV fleet, representing an incremental 17,000 deadweight tons of capacity. In May and August 2006, we announced expansions to the scope of Phase 2 of our fourth OSV newbuild program, which is now comprised of a total of 13 proprietary OSVs, bringing the aggregate capacity of Phase 2 of this program to approximately 38,000 deadweight tons. These 13 vessels will be a mix of proprietary 240 ED and 240 EDF class OSVs with projected delivery dates ranging from early 2008 through 2009. Based on current contracts and internal estimates, the total cost of the 13 new OSVs to be constructed under Phase 2 of this program is now expected to be approximately $295.0 million in the aggregate.

Our second TTB newbuild program is to be comprised of multiple new double-hulled tank barges with an aggregate 400,000 barrels of additional carrying capacity and related ocean-going tugs to be used as power units for new and existing barges. On August 3, 2006, we announced that we have expanded the scope and specifications of the vessels to be constructed under the second TTB newbuild program to include additional tugs. With all of our barges currently operating under time charters rather than COAs, we now plan to move our tug fleet toward a 1:1 tug-to-barge ratio. The estimated total cost of the vessels to be constructed or retrofitted under our second TTB newbuild program is now expected to be approximately $145.0 million in the aggregate. We are now contracted with one domestic shipyard to build three 60,000-barrel barges under this program, of which approximately $5.5 million has been incurred to date. In addition, we recently purchased four 3,000 horsepower ocean-going tugs to be retrofitted under this program. The aggregate cost to acquire and retrofit these four tugs is included in the $145.0 million total project budget. All of the vessels currently being constructed or retrofitted under our second TTB newbuild program have projected delivery dates from mid-2007 through 2008. The precise number, specifications and delivery dates of the remaining vessels to be constructed or acquired and retrofitted under this program will be finalized as certain internal milestones are completed, including the negotiation of shipyard contracts.

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

Investing activities for the remainder of 2006 are anticipated to include costs related to the construction of vessels under our current newbuild and conversion programs, the acquisition and retrofit of additional vessels, additional newbuild programs and other capital expenditures, including discretionary vessel modifications and corporate projects. See “Contractual Obligations” for a brief overview of anticipated vessel construction commitments in 2006. Construction costs related to Phase 2 of the fourth OSV newbuild program and the second TTB newbuild program will be funded, in part, with cash on hand, including a portion of the proceeds from our October 2005 common stock offering and concurrent senior note offering and projected cash flows from operations. All of the above historical and budgeted capital expenditure project budget amounts for our active and pending newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest.

Financing Activities. Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2006, which resulted from cash proceeds generated from stock option exercises. Net cash used by financing activities was $0.9 million for the six months ended June 30, 2005, which was primarily the result of the redemption of the $15.5 million non-tendered 10.625% senior notes in January 2005 and the borrowing of $16.0 million under the revolving credit facility during 2005.

Contractual Obligations

We have a $100.0 million revolving credit facility due February 2009 with a borrowing base of $60.0 million. As of June 30, 2006, we had no outstanding balance and $60.0 million of borrowing capacity immediately available under the facility. We have recently negotiated a term sheet and expect to close on a new revolving credit facility in late August 2006 with our current bank group, and possibly add new lenders. Our plan is to provide for, among other things, a longer maturity, increased borrowing capacity, lower interest rates and an updated covenant package commensurate with our improved credit standing.

As of June 30, 2006, we had outstanding debt of $299.5 million, net of original issue discount, under our 6.125% senior unsecured notes, or senior notes. The effective interest rate on the senior notes is 6.39%. Semi-annual cash interest payments of $9.2 million are due and payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity of December 1, 2014, but pursuant to the 2004 indenture under which the senior notes are issued, we would be required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. For additional information with respect to our revolving credit facility and our senior notes, please refer to Note 4 of our unaudited consolidated financial statements included herein.

As of June 30, 2006, we were committed under vessel construction contracts with one domestic shipyard for three 60,000-barrel double-hulled tank barges under our second TTB newbuild program. All five double-hulled tank barges under our first TTB newbuild program were delivered in 2005. With the delivery of the final two retrofitted tugs in early 2006, our first newbuild program has now been completed substantially on-time and on-budget. We are also committed to a total of 13 OSVs under Phase 2 of our fourth OSV newbuild program and two MPSVs under our MPSV conversion program. The following table sets forth the amounts incurred, before construction period interest, during the three and six months ended June 30, 2006 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Amounts Incurred Since Inception	Estimated Program Totals
Growth Capital Expenditures:
Completed:
TTB newbuild program #1	$1.6	$5.4	$120.9	$120.9
Active:
MPSV conversion program	4.3	5.8	17.7	110.0
TTB newbuild program #2	1.8	1.8	5.5	145.0
OSV newbuild program #4 (Phase 2)	2.9	5.2	5.2	295.0
Pending:
OSV newbuild program #4 (Phase 1)	—	—	—	170.0

Total:	$10.6	$18.2	$149.3	$840.9

During calendar 2006, we expect to drydock a total of eleven OSVs, five tugs, and six tank barges for recertification and/or discretionary vessel enhancements, as well as incur non-vessel capital expenditures related primarily to information technology initiatives. The following table summarizes the costs incurred for those purposes for the three and six months ended June 30, 2006, along with such costs expected to be incurred for the full year ended December 31, 2006 (in millions):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Year Ended December 31, 2006
Maintenance Capital Expenditures:	Actual	Actual	Forecast
Deferred drydocking charges	$4.1	$5.0	$10.8
Other vessel capital improvements	1.8	2.9	5.2
Miscellaneous non-vessel additions	1.4	2.7	3.7

Total:	$7.3	$10.6	$19.7

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

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of vessels in our markets;

•	the effects of competition;

•	our ability to complete vessels under construction or conversion without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	our ability to maintain adequate levels of insurance;

•	demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in international economic and political conditions;

•	changes in foreign currency exchange rates;

•	adverse foreign or domestic tax consequences;

•	uncollectible accounts receivable or longer collection periods on such accounts;

•	financial stability of our customers;

•	retention of skilled employees and our management;

•	laws governing the health and safety of our employees working offshore;

•	catastrophic marine disasters;

•	adverse weather and sea conditions;

•	oil and hazardous substance spills;

•	war and terrorism;

•	acts of God;

•	our ability to finance our operations and capital requirements on acceptable terms and access the debt and equity markets;

•	our ability to charter our vessels on acceptable terms; and

•	our success at managing these risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal quarter reported on herein and our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

In June 2006, we completed a conversion to a new logistics and revenue information system, which is used to invoice customers and track the movements of certain of our vessels. In connection with the system conversion, internal controls and procedures have been modified as necessary to reflect the new system environment, however, we believe our overall financial reporting controls have not changed significantly. No other material changes to internal controls and procedures have occurred during the most recent fiscal quarter reported on herein.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

We are not currently a party to any material legal proceedings, although we may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 1A—Risk Factors

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2005, in response to Item 1A to Part I of Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

Election of Class II Directors

On May 2, 2006, we held our 2006 Annual Meeting of Stockholders. At that meeting, Larry D. Hornbeck, Steven W. Krablin and David A. Trice were re-elected to serve on our Board of Directors as Class II directors until our 2009 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified or until their earlier resignation or removal. As to each of the foregoing directors, the number of shares cast for or against their re-election, as well as the number of abstentions and broker non-votes, were as follows:

Name	For	Against	Abstentions/Broker Non-votes
Larry D. Hornbeck	23,852,823	—	1,072,935
Steven W. Krablin	23,912,873	—	1,012,885
David A. Trice	17,946,618	—	6,979,140

The other directors continuing in office after the meeting were Todd M. Hornbeck, Bruce W. Hunt, Bernie W. Stewart, Patricia B. Melcher and Andrew L. Waite. However, on August 2, 2006, Mr. Waite resigned from our Board of Directors. Mr. Waite was appointed to the Board in November 2000 as the designee of SCF-IV, L.P. in accordance with a stockholders’ agreement, and has now resigned consistent with the terms of that agreement.

Approval of Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan

At the 2006 Annual Meeting of Stockholders, our stockholders approved the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, or the Plan. The purposes of the Plan are to (i) promote the interests of the Company and its stockholders by enabling the Company and each of its subsidiaries to attract, motivate and retain their respective employees and non-employee members of the Board of Directors by offering such employees and non-employee directors performance-based stock incentives and other equity interests in the Company and other incentive awards and (ii) promote the Company’s long-term growth and success. The amendments (i) made certain changes to the language of the Plan to incorporate changes in the laws that might have affected the Plan and its administration, (ii) modified the language of the Plan to describe how the Plan is to be administered, (iii) incorporated any amendments to the Plan since its last amendment and restatement, and (iv) changed the name of the Plan.

For	Against	Abstentions/Broker Non-votes
23,624,932	1,251,978	48,848

Ratify Appointment of Auditors

At the 2006 Annual Meeting of Stockholders, our stockholders ratified the Board of Directors’ appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006 to conduct our annual audits and quarterly reviews of financial statements and tax and other advisory services. The number of shares cast for or against this matter, as well as the number of abstentions and broker non-votes, were as follows:

For	Against	Abstentions/Broker Non-votes
24,699,674	225,115	969

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Number	Description of Exhibit

3.1	— Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	— Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	— Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	— Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2004).

4.2	— Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

4.3	— Specimen 144A Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.4	— Specimen Regulation S Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.5	— Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2005).

4.6	— Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

4.7	— Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.8	— Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.9	— Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

10.1	— Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2006).

10.2	— Director & Advisory Director Compensation Policy, effective February 14, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the period ended December 31, 2005).

10.3	— Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2006).

10.4	— Third Amendment to Senior Employment Agreement dated effective March 31, 2006 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.5	— Third Amendment to Employment Agreement dated effective March 31, 2006 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.6	— Third Amendment to Employment Agreement dated effective March 31, 2006 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 31, 2006).

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 8, 2006	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer

Exhibits Index

Exhibit Number	Description of Exhibit

3.1	— Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	— Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	— Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	— Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2004).

4.2	— Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

4.3	— Specimen 144A Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.4	— Specimen Regulation S Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.5	— Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2005).

4.6	— Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

4.7	— Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.8	— Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.9	— Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

10.1	— Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2006).

10.2	— Director & Advisory Director Compensation Policy, effective February 14, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the period ended December 31, 2005).

10.3	— Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2006).

10.4	— Third Amendment to Senior Employment Agreement dated effective March 31, 2006 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.5	— Third Amendment to Employment Agreement dated effective March 31, 2006 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.6	— Third Amendment to Employment Agreement dated effective March 31, 2006 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 31, 2006).

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.