Form 10-Q
period 2006-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2006-11-06
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2006 was 27,544,527.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,591	$271,739
Accounts receivable, net of allowance for doubtful accounts of $887 and $495, respectively	49,953	35,990
Prepaid insurance	3,146	1,355
Other current assets	6,395	6,722

Total current assets	379,085	315,806

Property, plant and equipment, net	502,175	462,041
Goodwill, net	2,628	2,628
Deferred charges, net	22,746	15,904
Other assets	5,264	296

Total assets	$911,898	$796,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,038	$15,709
Accrued interest	6,199	1,653
Accrued payroll, insurance and benefits	9,198	6,869
Deferred revenue	6,922	24
Other current liabilities	1,259	1,080

Total current liabilities	43,616	25,335
Long-term debt, net of original issue discount of $516 and $551, respectively	299,484	299,449
Deferred tax liabilities, net	73,143	41,558
Other liabilities	343	838

Total liabilities	416,586	367,180
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 27,291 and 27,151 shares issued and outstanding, respectively	273	271
Additional paid-in capital	378,960	372,303
Retained earnings	115,930	56,843
Accumulated other comprehensive income	149	78

Total stockholders’ equity	495,312	429,495

Total liabilities and stockholders’ equity	$911,898	$796,675

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues	$77,502	$46,462	$209,253	$125,449
Costs and expenses:
Operating expenses	24,603	16,577	69,511	48,044
Depreciation	6,077	5,346	17,932	14,556
Amortization	2,044	2,035	5,393	5,431
General and administrative expenses	7,114	5,714	21,808	14,286

	39,838	29,672	114,644	82,317

Operating income	37,664	16,790	94,609	43,132
Other income (expense):
Loss on early extinguishment of debt	—	—	—	(1,698)
Gain on sale of assets	—	829	328	1,901
Interest income	3,998	153	10,683	395
Interest expense	(4,139)	(3,112)	(12,943)	(8,550)
Other income, net	37	47	67	104

Income before income taxes	37,560	14,707	92,744	35,284
Income tax expense	(13,614)	(5,309)	(33,657)	(12,924)

Net income	$23,946	$9,398	$59,087	$22,360

Basic earnings per common share	$0.88	$0.45	$2.17	$1.07

Diluted earnings per common share	$0.86	$0.44	$2.13	$1.05

Weighted average basic shares outstanding	27,252	20,954	27,204	20,877

Weighted average diluted shares outstanding	27,761	21,455	27,678	21,338

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,087	$22,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,932	14,556
Amortization	5,393	5,431
Stock-based compensation expense	3,948	—
Provision for bad debts	392	207
Deferred tax expense	32,558	12,924
Gain on sale of assets	(328)	(1,901)
Equity income from investment	(46)	(135)
Loss on early extinguishment of debt	—	1,698
Amortization of financing costs	100	538
Changes in operating assets and liabilities:
Accounts receivable	(14,457)	(8,092)
Prepaid insurance and other assets	(5,797)	(3,640)
Deferred drydocking charges	(7,917)	(4,898)
Accounts payable	364	7,955
Accrued liabilities and other liabilities	9,017	2,723
Accrued interest	4,546	2,496

Net cash provided by operating activities	104,792	52,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and retrofit of tugs and tank barges	(12,692)	(14,219)
Acquisitions and retrofit of OSVs	(2,384)	(30,481)
Construction of tugs and tank barges	(6,273)	(46,319)
Construction of OSVs and conversion of MPSVs	(30,051)	(4,162)
Net proceeds from the sale of assets	1,082	4,347
Vessel capital expenditures	(4,851)	(4,035)
Non-vessel capital expenditures	(3,383)	(2,167)

Net cash used in investing activities	(58,552)	(97,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	—	(15,546)
Redemption premium on retirement of debt	—	(1,435)
Net proceeds from borrowings under revolving credit facility	—	21,000
Deferred financing costs	(94)	(460)
Net cash proceeds from shares issued	1,636	1,423

Net cash provided by financing activities	1,542	4,982

Effects of exchange rate changes on cash	70	27

Net increase (decrease) in cash and cash equivalents	47,852	(39,805)
Cash and cash equivalents at beginning of period	271,739	54,301

Cash and cash equivalents at end of period	$319,591	$14,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$9,349	$8,418

Income taxes paid	$1,099	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$23,946	$9,398	$59,087	$22,360

Weighted average number of shares of common stock outstanding (1)	27,252	20,954	27,204	20,877
Add: Net effect of dilutive stock options and unvested restricted stock (2)(3)	509	501	474	461

Adjusted weighted average number of shares of common stock outstanding (3)	27,761	21,455	27,678	21,338

Earnings per common share:
Basic	$0.88	$0.45	$2.17	$1.07

Diluted	$0.86	$0.44	$2.13	$1.05

(1)	On October 5, 2005, the Company closed an underwritten public offering of 6,100 shares of its common stock.
(2)	Stock options representing rights to acquire 345 and 5 shares of common stock for the three months ended September 30, 2006 and 2005, respectively, and 319 and 34 shares of common stock for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers. See Note 4 for further information regarding the Company’s restricted stock awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Long-Term Debt

Revolving Credit Facility

In September 2006, the Company closed on a new five-year senior secured revolving credit facility that increased the borrowing base, extended the maturity, lowered the interest rate and improved the financial flexibility of the covenant package of the Company’s prior revolving credit facility, commensurate with its enhanced credit standing. The new revolving credit facility has increased the Company’s borrowing base from $60.0 million to $100.0 million, with an accordion feature that allows for the potential expansion of the facility up to an aggregate of $250.0 million. The new facility has also extended the maturity of the prior facility from February 2009 to September 2011.

With the new facility, the Company has the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the new revolving credit facility. The applicable LIBOR margin for the new facility ranges from 50 to 150 basis points, which is substantially less than the comparable range of the prior facility of 150 to 350 basis points. Unused commitment fees are payable quarterly at the annual rate of 0.175% to 0.300% of the unused portion of the borrowing base of the new revolving credit facility, based on the defined leverage ratio.

As of September 30, 2006, the Company had no balance outstanding under the new revolving credit facility and had $100.0 million of credit immediately available under such facility. As of that date, eight offshore supply vessels and four ocean-going tugs and associated personalty collateralized the new facility. The new revolving credit facility is available for working capital and general corporate purposes, including acquisitions, additional newbuild and conversion programs and other capital expenditures.

The credit agreement governing the new revolving credit facility and indenture governing the Company’s 6.125% senior unsecured notes impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $0.7 million for the third quarter of 2006, $0.8 million for the third quarter of 2005, $1.6 million for the first nine months of 2006 and $2.9 million for the first nine months of 2005.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Stock-Based Compensation

Incentive Compensation Plan

The Company has an incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock awards and restricted stock units, or collectively restricted stock, and stock appreciation rights to employees and directors. Effective January 1, 2006, the Company adopted FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, using the modified prospective method. Prior to the adoption of FAS 123R, the Company accounted for stock option grants in accordance with APB 25, using the intrinsic value method, and accordingly, no compensation expense was recorded for stock option grants for periods prior to 2006.

Under the modified prospective method, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 or were repurchased or cancelled after the FAS 123R-required effective date. Additionally, compensation expense for the portion of awards for which the required service has not been rendered that are outstanding as of January 1, 2006 shall be recognized as the service is rendered on or after January 1, 2006. The compensation expense for that portion of awards shall be based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, shall be based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.

If compensation expense for the Company’s stock options had been determined based on the fair value at the grant date consistent with the method under FAS 123, the Company’s income available to common stockholders for the three and nine months ended September 30, 2005 would have been as indicated in the following table (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Income available to common stockholders:
As reported	$9,398	$22,360
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(438)	(978)

Pro forma	$8,960	$21,382

Earnings per share of common stock:
Basic, as reported	$0.45	$1.07

Basic, pro forma	$0.43	$1.02

Diluted, as reported	$0.44	$1.05

Diluted, pro forma	$0.42	$1.00

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of adopting FAS 123R on January 1, 2006, the Company’s income before taxes, net income and basic and diluted earnings per share for the three months ended September 30, 2006, included $1.3 million, $0.8 million, $0.03 per share and $0.03 per share of stock-based compensation expense charges, respectively. For the nine months ended September 30, 2006, income before taxes, net income and basic and diluted earnings per share included $3.9 million, $2.5 million, $0.09 per share and $0.09 per share of stock-based compensation expense charges, respectively. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows as required under previous GAAP literature. The Company recorded financing cash flows for such excess tax deductions of approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2006, respectively. Net cash proceeds from the exercise of stock options were $0.5 million and $1.5 million for the three and nine months ended September 30, 2006, respectively, and the income tax benefit from such exercises was $0.3 million and $1.0 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, the Company has approximately 1.3 million shares available for future grants of stock options, restricted stock, stock appreciation rights or other awards to employees and directors under the incentive compensation plan.

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

The fair value of the options granted under the Company’s incentive compensation plan during each of the three and nine months ended September 30, 2006 and 2005 was estimated using the Black-Scholes pricing model using the minimum value method with the following weighted-average assumptions for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	40.4%	38.7%	40.4%	38.2%
Risk-free interest rate	4.5%	4.3%	4.5%	4.2%
Expected term (years)	4.0	10.0	4.0	10.0
Weighted-average grant-date fair value per share	$12.47	$17.89	$12.47	$14.51

For the three and nine months ended September 30, 2006, compensation expense related to stock option grants was approximately $0.6 million and $2.0 million, respectively, and as of September 30, 2006, unrecognized compensation expense related to nonvested stock option awards was approximately $4.4 million with a weighted-average remaining vesting period of 1.4 years.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s stock option activity for the nine months ended September 30, 2006 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	1,248	$14.45	7.51	$22,806
Granted	239	33.15	9.88	—
Exercised	(129)	11.26	n/a	3,254
Forfeited	(44)	27.57	n/a	—
Expired	(5)	8.38	—	—

Options outstanding at September 30, 2006	1,309	$17.77	7.20	$20,609

Exercisable options outstanding at September 30, 2006	750	$11.85	6.11	$16,231

In addition, the total intrinsic value of stock options exercised and the total fair value of stock options vested for the nine months ended September 30, 2006 were $3.3 million and $2.2 million, respectively.

The following table represents the Company’s nonvested stock option activity for the nine months ended September 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2006	674	$10.80
Granted	239	12.47
Vested	(309)	7.30
Forfeited	(44)	12.83

Nonvested stock options at September 30, 2006	560	$10.87

Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock that is either time-based or performance-based. For performance-based restricted stock, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the Employee Restricted Stock Agreements or Restricted Stock Unit Agreements. Performance is measured by the change in the Company’s stock price measured against the peer group during the measurement period, generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to three years. The compensation expense related to time-based restricted stock awards, which is amortized over the vesting

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The fair value of the Company’s performance-based restricted stock, which is determined using a binomial lattice model, is applied to the base shares and is amortized over the vesting period. As of September 30, 2006, the Company had unamortized stock-based compensation expense of $6.0 million and has recorded approximately $0.7 million and $1.8 million of compensation expense during the three and nine months ended September 30, 2006, respectively, associated with restricted stock awards.

The following table summarizes the restricted stock activity during the nine months ended September 30, 2006 (in thousands):

	Number of Restricted Shares	Weighted Avg. Fair Value Per Share (2)
Restricted stock:
Granted during the period (1)	348	$23.33
Cancellations during the period	(13)	16.94
Vested	(5)	25.87

Outstanding, as of September 30, 2006	330	23.40

(1)	Includes the full amount of both base and bonus share awards granted during the period, which represents 200% of the aggregate total of the base share awards.
(2)	The weighted average fair value per share is determined using a binomial lattice model, and for performance-based shares, the fair value is applied to both the base and bonus share awards.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 with the Commission to register the issuance of shares of common stock under the ESPP. As of September 30, 2006, there were approximately 686,000 shares available for future issuance to employees under the ESPP.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for the three and nine months ended September 30, 2006:

Dividend yield	0%
Expected volatility	41.2%
Risk-free interest rate	5.17%
Expected term (months)	6.0
Weighted-average grant-date fair value per share	$9.97

5.	Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial condition or results of operations. The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s fixed and mutual entries in a mutual protection and indemnity association, or P&I Club. Commencing in March 2005, the terms of entry for the Company’s two business segments contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of September 30, 2006, the Company’s claims reserves related to one of its segments incurred under its P&I Club policies have exceeded the AAD for the current policy year.

6.	Segment Information

The Company provides marine transportation and related ancillary services through two business segments. The Company operates new generation offshore supply vessels, or OSVs, along the coastlines of the United States, primarily the U.S. Gulf of Mexico, or GoM, and offshore Trinidad and Mexico through its OSV segment. The Company’s OSVs principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The tug and tank barge, or TTB, segment primarily operates ocean-going tugs and tank barges in the northeastern United States and Puerto Rico, and occasionally in the GoM and in the Great Lakes. The Company’s ocean-going tugs and tank barges primarily provide coastwise transportation of refined and bunker grade petroleum

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products from one port to another, and, more recently, occasionally support deepwater well testing and other specialty applications for upstream customers.

The following table shows reportable segment information for the three and nine months ended September 30, 2006 and 2005, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues:
Offshore supply vessels
Domestic	$37,280	$22,492	$108,495	$60,448
Foreign	7,133	8,849	18,568	21,308

	44,413	31,341	127,063	81,756

Tugs and tank barges
Domestic	31,715	13,076	76,921	37,917
Foreign (1)	1,374	2,045	5,269	5,776

	33,089	15,121	82,190	43,693

Total	$77,502	$46,462	$209,253	$125,449

Operating expenses:
Offshore supply vessels	$14,310	$9,408	$40,536	$26,024
Tugs and tank barges	10,293	7,169	28,975	22,020

Total	$24,603	$16,577	$69,511	$48,044

Depreciation:
Offshore supply vessels	$3,486	$3,346	$10,419	$9,555
Tugs and tank barges	2,591	2,000	7,513	5,001

Total	$6,077	$5,346	$17,932	$14,556

Amortization:
Offshore supply vessels	$1,045	$580	$2,442	$1,547
Tugs and tank barges	999	1,455	2,951	3,884

Total	$2,044	$2,035	$5,393	$5,431

General and administrative expenses:
Offshore supply vessels	$3,388	$2,402	$10,278	$6,331
Tugs and tank barges	3,726	3,312	11,530	7,955

Total	$7,114	$5,714	$21,808	$14,286

Operating income:
Offshore supply vessels	$22,185	$15,605	$63,387	$38,299
Tugs and tank barges	15,479	1,185	31,222	4,833

Total	$37,664	$16,790	$94,609	$43,132

Deferred drydocking charges:
Offshore supply vessels	$1,554	$975	$4,741	$2,520
Tugs and tank barges	1,385	236	3,176	2,378

Total	$2,939	$1,211	$7,917	$4,898

Capital expenditures:
Offshore supply vessels	$19,591	$2,224	$37,158	$37,010
Tugs and tank barges	11,714	27,119	21,066	62,205
Corporate	402	605	1,410	2,168

Total	$31,707	$29,948	$59,634	$101,383

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2006	As of December 31, 2005
Identifiable assets:
Offshore supply vessels	$691,830	$599,514
Tugs and tank barges	204,701	182,766
Corporate	15,367	14,395

Total	$911,898	$796,675

Long-lived assets:
Offshore supply vessels
Domestic	$259,985	$231,445
Foreign (2)	55,874	62,141

	315,859	293,586

Tugs and tank barges
Domestic	$176,375	$158,404
Foreign (1)(2)	5,239	5,841

	181,614	164,245

Corporate	4,702	4,210

Total	$502,175	$462,041

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. As these assets may move to and from foreign and domestic operating areas on a regular basis, the long-lived assets reflected above represent the assets that are foreign-flagged or were present in international areas as of September 30, 2006 and December 31, 2005, respectively.

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

General

We own a fleet of 25 technologically advanced, new generation OSVs, which includes two foreign-flagged anchor handling, towing and supply, or AHTS, vessels that primarily operate as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel, own two former coastwise sulfur tankers that are being converted into 370 class multi-purpose supply vessels, or MPSVs, and are currently constructing 13 additional new generation OSVs. Currently, 20 of our OSVs are operating in domestic waters, primarily in the U.S. Gulf of Mexico, or GoM. Of our five OSVs currently working in international waters, four are operating offshore Trinidad and one is operating offshore Mexico. Our fast supply vessel is also working offshore Mexico.

We have developed, through a series of three newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two AHTS vessels, the ongoing conversion of two coastwise sulfur tankers for use as 370 class MPSVs, the commencement of our fourth OSV newbuild program that will add a mix of 13 proprietary 240 ED and 250 EDF class vessels and the acquisition of a shore-based port facility in Port Fourchon, Louisiana.

All of our OSVs and our fast supply vessel operate under time charters, including 16 that are chartered under long-term contracts with expiration dates ranging from January 2007 through September 2011. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

While the industry’s older 180 class OSVs operating in shelf applications have experienced softening in recent weeks, market conditions for new generation OSVs in the GoM continue to reflect positive trends. These include the increased level of approved applications to drill deepwater wells and certain operators’ announced construction commitments for new deepwater floating rigs, deep shelf jack-up rigs, floating production units, subsea tie-backs and other deepwater production infrastructure. Deepwater, ultra-deepwater and deep shelf GoM rig operators continue to report strong utilization and dayrates, which in the past has been a barometer for OSV dayrates. The supply fundamentals for new generation OSVs could further impact market conditions. The average age of conventional 180 class OSVs is approximately 26 years; therefore, we expect that there will be a continued and accelerated attrition rate for such vessels working in the GoM and abroad. Although a number of modern OSVs have been recently constructed to replace the worldwide conventional 180 class tonnage being removed from service, several U.S.-flagged new generation OSVs have left the GoM for foreign or non-oilfield markets, which is a long-term trend that we expect to continue. Additionally, there are signs that the improved market conditions in the GoM could result in an extended multi-year cycle for deep well drilling beyond 2007. In the most recent offshore oil and natural gas lease sale by the Minerals Management Service during the first quarter of 2006, interest in acquiring leases was the highest it has been since 2001, a 38% increase over last year’s Central GoM sale, with 25% of the leases bid on being located in ultra-deep water.

We also own and operate 13 ocean-going tugs and 18 ocean-going tank barges, six of which are double-hulled. Currently, nine of our tank barges are operating in the northeastern United States, primarily New York Harbor, seven are operating in the GoM and two are operating in Puerto Rico. In October 2006, one of our previously retired single-hulled tank barges was returned to service with a new OPA 90 date of 2015. Our tug and tank barge, or TTB, fleet has been assembled through a series of acquisitions and the completion of our first TTB newbuild program. We plan to expand our TTB fleet through our second TTB newbuild program, which includes the construction of new double-hulled tank barges having an aggregate 400,000 barrels of carrying capacity. We are now constructing three 60,000 barrel double-hulled tank barges and recently acquired four ocean-going tugs to be retrofitted for use as power units for new and existing barges as part of this program. Upon completion of our second TTB newbuild program, 56% of our tank barge fleet barrel-carrying capacity will be double-hulled, up from 44% today and 7% at the end of 2004.

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increased dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of these opportunities as they develop. In an attempt to expand our geographic market area and current service offering, we are now operating vessels from our TTB fleet in the GoM. These vessels are being used for the transportation of petroleum products and, more recently, ethanol. In addition, we have recently been successful in deploying our vessels in non-traditional tank barge services, such as support of deepwater well testing and other specialty applications for our upstream customers. Because we have recently shifted our entire TTB fleet from COAs to time charters and continue to diversify our services, some of our historic seasonality for this segment should be diminished. We now have all 18 of our tank barges operating under time charters, including nine that are chartered under long-term contracts with expiration dates ranging from November 2006 through April 2008.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, we adopted FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, utilizing the modified prospective method. Prior to the adoption of FAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” utilizing the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants for periods prior to 2006. However, FAS 123R requires all share-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the income statement based on their fair values. Compensation expense for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 shall be recognized as the service is rendered on or after January 1, 2006. The compensation expense for that portion of awards shall be based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” At September 30, 2006, approximately $10.4 million of unrecognized compensation expense related to nonvested awards is expected to be recognized over a weighted-average period of 2.0 years.

Our Employee Restricted Stock Agreements, effective February 14, 2006, allow us to issue restricted stock that may not be released or transferred until the end of the performance period, which is generally three years from the grant, or measurement date. The number of shares that will ultimately be received by the award recipients at the end of the performance period will be dependent upon our performance relative to a peer group, as defined by the Employee Restricted Stock Agreements. Performance is measured by the change in our stock price measured against the peer group during the measurement period. The actual number of shares that could be received by the award recipients can range from 0% to 200% of our base share awards depending on our performance ranking relative to the peer group. Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to three years. The compensation expense related to time-based restricted stock awards, which is amortized over the vesting period, is determined based on the market price of our stock on the date of grant applied to the total shares that are expected to fully vest. Otherwise, there were no other significant changes to our critical accounting policies, as reported in our most recently filed Annual Report on Form 10-K, during the nine months ended September 30, 2006.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These OSVs and tank barges generate substantially all of our revenues and operating profit. The table does not include the results of operations of HOS Port, the shore-based port facility in Port Fourchon, Louisiana that we acquired in December 2005; the HOS Hotshot, the 165-ft. fast supply vessel that we acquired in May 2004 or the Energy 8701 that was reactivated in October 2006. Following a successful court appeal of a U.S. Coast Guard ruling, the Energy 8701 has been remeasured for purposes of establishing its OPA 90 retirement date. This 86,454-barrel, single-hulled barge, which was previously retired from service under OPA 90 in December 2004, was reinstated into our active tank barge fleet in October 2006, following a recertification drydocking and other capital expenditures necessary to reactivate the vessel for service.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Offshore Supply Vessels:
Average number of vessels	25.0	25.0	25.0	24.4
Average fleet capacity (deadweight)	59,042	59,042	59,042	56,798
Average vessel capacity (deadweight)	2,362	2,362	2,362	2,337
Average utilization rate (1)	89.7%	98.7%	92.1%	96.6%
Average dayrate (2)	$20,650	$13,638	$19,388	$12,567
Effective dayrate (3)	$18,523	$13,461	$17,856	$12,140
Tugs and Tank Barges:
Average number of tank barges (4)	17.0	14.9	17.5	14.1
Average fleet capacity (barrels) (4)	1,459,984	1,111,174	1,471,545	1,010,403
Average barge capacity (barrels) (4)	85,881	74,078	83,873	70,408
Average utilization rate (1)	94.1%	83.9%	92.8%	84.9%
Average dayrate (5)	$22,419	$12,809	$18,499	$12,884
Effective dayrate (3)	$21,096	$10,747	$17,167	$10,939

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(3)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(4)	The Energy 8701 is not included in the above table as it was previously retired from service under OPA 90 in December 2004, but was reinstated into our active tank barge fleet in October 2006. The above table also reflects the Company’s sale of the Energy 2202 in May 2006.
(5)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities Exchange Commission, or the Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

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

The following table provides the detailed components of EBITDA, as we define that term, for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of EBITDA:
Net income	$23,946	$9,398	$59,087	$22,360
Interest expense, net	141	2,959	2,260	8,155
Income tax expense	13,614	5,309	33,657	12,924
Depreciation	6,077	5,346	17,932	14,556
Amortization	2,044	2,035	5,393	5,431
Loss on early extinguishment of debt	—	—	—	1,698

EBITDA	$45,822	$25,047	$118,329	$65,124

The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
EBITDA Reconciliation to GAAP:
EBITDA	$45,822	$25,047	$118,329	$65,124
Cash paid for deferred drydocking charges	(2,939)	(1,211)	(7,917)	(4,898)
Cash paid for interest	(74)	(216)	(9,349)	(8,418)
Cash paid for taxes	(1,099)	—	(1,099)	—
Changes in working capital	7,969	746	866	2,244
Stock-based compensation expense	1,273	—	3,948	—
Changes in other, net	117	(594)	14	(1,830)

Net cash flows provided by operating activities	$51,069	$23,772	$104,792	$52,222

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table provides detailed components of net income for the three months ended September 30, 2006 and 2005, respectively (in thousands, except for percentage changes).

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$37,280	$22,492	$14,788	65.7%
Foreign (1)	7,133	8,849	(1,716)	(19.4)

	44,413	31,341	13,072	41.7
Tugs and tank barges
Domestic	31,715	13,076	18,639	142.5
Foreign (2)	1,374	2,045	(671)	(32.8)

	33,089	15,121	17,968	118.8

Total	$77,502	$46,462	$31,040	66.8%

Operating expenses:
Offshore supply vessels	$14,310	$9,408	$4,902	52.1%
Tugs and tank barges	10,293	7,169	3,124	43.6

	$24,603	$16,577	$8,026	48.4%

Depreciation and amortization:
Offshore supply vessels	$4,531	$3,926	$605	15.4%
Tugs and tank barges	3,590	3,455	135	3.9

Total	$8,121	$7,381	$740	10.3%

General and administrative expenses	$7,114	$5,714	$1,400	24.5%

Interest expense	$4,139	$3,112	$1,027	33.0%

Interest income	$3,998	$153	$3,845	2,513.1%

Income tax expense	$13,614	$5,309	$8,305	156.4%

1)	Included are amounts applicable to our two foreign-flagged AHTS vessels, the HOS Saylor and HOS Navegante, which we acquired in January and March 2005, respectively.
2)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Revenues. Revenues for the three months ended September 30, 2006 were $31.0 million, or 66.8%, higher than the same period in 2005 due to stronger market conditions in the GoM for services provided by OSVs and tugs and tank barges, in addition to increasing demand for barge transportation services in the northeastern United States. Our revenues also increased due to the incremental contribution of three double-hulled tank barges under our first TTB newbuild program placed into service during the fourth quarter of 2005 and a shore-based facility acquired in December 2005. The addition of these vessels to our operating fleet and the acquisition of the shore-based facility represents $13.8 million of the increase in our revenues, while vessels that were in service during each of the three months ended September 30, 2006 and 2005 accounted for the remaining $17.2 million of the increase in revenues.

Revenues from our OSV segment were 41.7% higher for the three months ended September 30, 2006 compared to the same period in 2005, due primarily to a significant improvement in effective dayrates and to a lesser extent, the acquisition of a shore-based facility in December 2005. Our OSV average dayrates increased to $20,650 for the third quarter of 2006 compared to $13,638 for the same period in 2005, an increase of $7,012 or 51.4%. Domestic revenues for our OSV segment were $14.8 million, or 65.7% higher, in the third quarter of 2006 compared to the same period in 2005, due mainly to the continued favorable market conditions in the areas in which we operate our OSVs. Foreign revenues earned by our OSV segment for the third quarter of 2006 decreased $1.7 million or 19.4% compared to the same period in 2005, due primarily to having an average of three fewer vessels working internationally during the third quarter of 2006. Based on current market trends, we anticipate that our fleetwide average OSV dayrates should remain in the $19,000 to $20,000 range for the remainder of 2006 and calendar 2007.

Revenues from our TTB segment increased 118.8% for the three months ended September 30, 2006 compared to the same period in 2005, due to increased utilization and dayrates, the incremental revenue generated by vessels placed in service in the second half of 2005 under our first TTB newbuild program and our success in diversifying our service-offering to upstream customers with our TTB fleet. Our tank barge utilization increased to 94.1% for the three months ended September 30, 2006 compared to 83.9% for the same period in 2005, which was primarily the result of a change in contract mix from COAs to time charters. Our tank barge average dayrate for the three months ended September 30, 2006 increased $9,610 to $22,419, up 75.0% from the third quarter of 2005. The increase in average dayrates was primarily due to the ability of our TTB equipment to provide non-traditional tank barge services to certain of our upstream customers, as well as the overall impact of larger, new double-hulled tank barges that were delivered throughout 2005.

Operating Expenses. Operating expenses for the three months ended September 30, 2006 grew 48.4%, or $8.0 million, to $24.6 million. The increase in operating expenses was primarily the result of higher fleet personnel costs and the contribution of three new double-hulled tank barges, two retrofitted tugs, and an OSV shore-based facility during the third quarter of 2006 compared to the same period in 2005. Fleet personnel costs also include stock-based compensation expense resulting from the adoption of FAS 123R and the Company’s recent grant of restricted stock units to mariners. Our aggregate operating expenses for vessels that were in service as of September 30, 2006 are expected to remain relatively flat with current levels for the remainder of 2006 and increase by about 15% in 2007.

Operating expenses for our OSV segment increased 52.1% for the three months ended September 30, 2006 compared to the same period in 2005, due to higher crew wages, insurance costs and expenses related to the operation of HOS Port. Operating expenses were also driven higher by voyage expenses, which are more than offset by our dayrates charged to customers.

Operating expenses for our TTB segment for the three months ended September 30, 2006 were 43.6% higher than the prior-year period as a result of higher crew wages and the addition of three double-hulled tank barges in the fourth quarter of 2005 and two higher horsepower, ocean-going tugs to this segment during the first half of 2006. The increase in operating expenses was also affected by increased costs related to in-chartering third-party equipment, personnel and insurance, which was partially offset by lower fuel costs associated with a shift from contracts of affreightment to time charters.

Depreciation and Amortization. Depreciation and amortization was $0.7 million higher for the three months ended September 30, 2006 compared to the same period in 2005, due to our placing in service three double-hulled tank barge newbuilds and two retrofitted higher horsepower, ocean-going tugs since the third quarter of 2005. In addition, we expect our depreciation and amortization costs to trend higher as newly constructed and recently acquired vessels are placed in service or undergo their initial 30 and 60-month recertifications.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2006 increased $1.4 million compared to the same period in 2005, primarily due to expenses resulting from our recent adoption of FAS 123R under the modified prospective approach. The adoption of FAS 123R requires the recognition of stock-based compensation expense in our results of operations for the three months ended September 30, 2006; whereas, for the same period in 2005, we accounted for stock-based compensation in accordance with APB Opinion No. 25, and, therefore, no compensation expense was recognized. During the third quarter of 2006, we recorded stock-based compensation expense of approximately $1.3 million related to FAS 123R. General and administrative expenses are expected to trend higher in 2007 to accommodate our continued growth via vessel acquisitions and newbuild and conversion programs.

Interest Expense. Interest expense increased during the third quarter of 2006 by $1.0 million compared to the same quarter in 2005 as a result of the October 2005 issuance of an additional $75 million in principal amount outstanding under our 6.125% senior notes and a decrease in capitalized interest, driven by fewer qualifying assets. Capitalization of interest costs relating to new construction or conversion of vessels was approximately $0.7 million for the three months ended September 30, 2006 compared to $0.8 million for the same period in 2005. We expect capitalized interest to increase as we make payments relating to newbuild construction.

Interest Income. Interest income increased to $4.0 million during the third quarter of 2006 compared to $0.2 million for the same quarter in 2005. The substantial increase in interest income is primarily due to a higher average cash balance of $309.6 million for the third quarter of 2006 compared to $13.5 million for the third quarter of 2005. The average cash balance was higher in the third quarter of 2006 due to the approximate $290.0 million of gross proceeds raised from the issuance of $75.0 million of additional 6.125% senior notes and the public offering of 6.1 million shares of our common stock at a price of $35.35 per share in October 2005. We are also earning higher interest rates on our invested cash balances during 2006 than year-ago levels.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2006 was 36.2% compared to 36.1% for the same period in 2005. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table provides detailed components of net income for the nine months ended September 30, 2006 and 2005, respectively (in thousands, except for percentage changes).

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$108,495	$60,448	$48,047	79.5%
Foreign (1)	18,568	21,308	(2,740)	(12.9)

	127,063	81,756	45,307	55.4
Tugs and tank barges
Domestic	76,921	37,917	39,004	102.9
Foreign (2)	5,269	5,776	(507)	(8.8)

	82,190	43,693	38,497	88.1

Total	$209,253	$125,449	83,804	66.8%

Operating expenses:
Offshore supply vessels	$40,536	$26,024	$14,512	55.8%
Tugs and tank barges	28,975	22,020	6,955	31.6

	$69,511	$48,044	$21,467	44.7%

Depreciation and amortization:
Offshore supply vessels	$12,861	$11,102	$1,759	15.8%
Tugs and tank barges	10,464	8,885	1,579	17.8

Total	$23,325	$19,987	$3,338	16.7%

General and administrative expenses	$21,808	$14,286	$7,522	52.7%

Loss on early extinguishment of debt	$—	$1,698	$(1,698)	(100.0)%

Interest expense	$12,943	$8,550	$4,393	51.3%

Interest income	$10,683	$395	$10,288	2,604.6%

Income tax expense	$33,657	$12,294	$21,363	173.8%

1)	Included are amounts applicable to our two foreign-flagged AHTS vessels, the HOS Saylor and HOS Navegante, which we acquired in January and March 2005, respectively.
2)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Revenues. Revenues for the nine months ended September 30, 2006 increased 66.8% from the same period in 2005, due to continued favorable market conditions in each of our two business segments and the increase in our average fleet size. Our average operating fleet was approximately 57 vessels at the end of the third quarter of 2006 compared to 52 vessels at the end of the third quarter of 2005.

Revenues from our OSV segment were 55.4% higher for the nine months ended September 30, 2006 compared to the same period in 2005, due primarily to dayrate expansion attributed to continued strength in the GoM, the acquisition of a shore-based port facility in December 2005 and, to a lesser extent, the addition of one AHTS vessel in June 2005. Our OSV average dayrates increased to $19,388 for the first nine months of 2006 compared to $12,567 for the same period of 2005, an increase of $6,821 or 54.3%. Domestic revenues for our OSV segment were $108.5 million for the first nine months of 2006, an increase of $48.0 million or 79.5%, compared to $60.4 million for the same period in 2005. Foreign revenues for our OSV segment decreased to $18.6 million for the nine months ended September 30, 2006, compared to $21.3 million for the same period in 2005. The decrease in foreign OSV revenues of $2.7 million or 12.9%, was primarily due to our having an average of two less vessels working internationally during the first nine months of 2006.

Revenues from our TTB segment increased 88.1% for the nine months ended September 30, 2006 compared to the same period in 2005, due to higher utilization and dayrates and the delivery of three newbuild double-hulled tank barges after September 2005. Our tank barge utilization increased to 92.8% for the nine months ended September 30, 2006 compared to 84.9% for the same period in 2005, due primarily to our continued shift in contract mix from COAs to time charters. Our tank barge average dayrate of $18,499 for the nine months ended September 30, 2006 increased $5,615, or 43.6%, from $12,884 for the same period in 2005. The increase in average dayrates was primarily attributed to our ability to capitalize on higher demand in the northeastern United States and new service opportunities in the GoM for upstream customers. In addition, our third quarter 2006 fleet mix contained three new double-hulled tank barges with increased barrel-carrying capacity and enhanced capabilities.

Operating Expenses. Operating expenses for the nine months ended September 30, 2006 grew 44.7%, or $21.5 million, to $69.5 million. The increase in operating expense during 2006 is primarily due to higher personnel costs, the increase in our average fleet size, costs associated with operating an OSV shore-based facility acquired in December 2005, and to a lesser extent, increased insurance expense.

Operating expense for our OSV segment increased 55.8% for the nine months ended September 30, 2006 compared to the same period in 2005, due to higher personnel costs, the operation of a recently acquired shore-based port facility, the addition of one AHTS vessel in June 2005, and an increase in customer-requested contract labor, the cost of which is offset by higher dayrates charged to such customers.

Operating expense for our tug and tank barge segment increased 31.6% for the nine months ended September 30, 2006 compared to the same period in 2005, primarily as a result of the three new double-hulled tank barges delivered during the fourth quarter of 2005 and two higher horsepower, ocean-going tugs during the first half of 2006, as well as increased insurance and personnel costs. Such increases were offset, in part, by lower fuel costs in 2006 due to a shift in contract mix from COAs to time charters.

Depreciation and Amortization. Depreciation and amortization was $3.3 million higher for the nine months ended September 30, 2006 compared to the same period in 2005, due to three double-hulled tank barges that were placed in service during the fourth quarter of 2005, the acquisition of a shore-based port facility in December 2005, two higher horsepower tugs that were placed in service during the first half of 2006 and, to a lesser extent, an AHTS vessel that was placed in service in June 2005 and non-vessel capital expenditures that were completed during 2005 and the first nine months of 2006.

General and Administrative Expense. General and administrative expenses increased $7.5 million during the first nine months of 2006 compared to the same period of 2005. During the nine months ended September 30, 2006, we recorded $3.9 million of stock-based compensation expense as a result of adopting FAS 123R. No such expense was booked for periods prior to 2006. General and administrative expenses are expected to continue increasing as we implement our growth strategy via vessel acquisitions and newbuild and conversion programs. However, our general and administrative expenses are expected to remain approximately 10% to 12% of revenues.

Interest Expense. Interest expense increased $4.4 million during the nine months of 2006 compared to the same period in 2005, primarily as a result of the October 2005 issuance of an additional $75 million in principal amount outstanding under our 6.125% senior notes and lower capitalized interest. Capitalized interest decreased $1.3 million, to $1.6 million for the nine months ended September 30, 2006, compared to the same period in 2005.

Income Tax Expense. Our effective tax rate was 36.3% and 36.6% for the nine months ended September 30, 2006 and 2005, respectively. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, and borrowings under our credit facilities. We require capital to fund ongoing operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during 2006.

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

We believe that our current working capital, projected cash flows from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future and will fund our previously announced vessel newbuild and conversion programs, including the expansion of such programs announced since their commencement. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products, may affect our financial condition or results of operations. Depending on the market demand for OSVs, tugs and tank barges and other growth opportunities that may arise, we may require additional debt or equity financing.

Construction costs related to our fourth OSV newbuild program and our second TTB newbuild program will be funded, in part, with cash on hand, including a portion of the proceeds from our October 2005 common stock offering and concurrent senior note offering and projected cash flows from operations.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $104.8 million for the nine months ended September 30, 2006 compared to $52.2 million for the same period in 2005. The increase in operating cash flows was the result of substantially improved market conditions in both of our business segments and the growth of our fleet. Our cash flows from operations for the nine months ended September 30, 2006 reflect a full period of revenue contribution from two additional AHTS vessels and five new double-hulled tank barges that were placed in service during 2005.

As of December 31, 2005, we had federal tax net operating loss carryforwards of approximately $92 million available through 2020 to offset future federal taxable income. These federal tax net operating losses were generated primarily through accelerated tax depreciation applied to our vessels. Our use of these tax net operating losses and additional future tax benefits may be limited due to U.S. tax laws. Based on the age and composition of our current and projected fleet, we expect to continue generating federal tax net operating losses over the near term.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006 was approximately $58.6 million compared to $97.0 million for the same period in 2005. Cash utilized for the first nine months of 2006 consisted of construction costs incurred for our first and second TTB newbuild programs, our MPSV conversion program, our fourth OSV newbuild program and improvements made to our shore-based port facility. The cash utilized for investing activities during 2006 was partially offset by approximately $1.1 million of cash inflows from the sale of a single-hulled tank barge, the Energy 2202, in May 2006. Net cash used in investing activities during the 2005 period consisted of the purchase of two foreign-flagged AHTS vessels, two 6,100 horsepower tugs and one coastwise sulfur tanker, the latter of which is being retrofitted under our MPSV conversion program, as well as construction costs incurred for our first TTB newbuild program. The cash utilized for investing activities during the 2005 period was partially offset by approximately $4.3 million of net cash inflows from the sale of the Energy 9801 and the Energy 9501, two retired single-hulled tank barges, and the Yabucoa Service and the North Service, two lower horsepower tugs. Investing activities for the remainder of 2006 are anticipated to include costs related to the construction of vessels under our current newbuild and conversion programs, the acquisition and retrofit of additional vessels, and other capital expenditures, including discretionary vessel modifications and corporate projects.

Financing Activities. Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2006, which resulted from cash proceeds generated from stock option exercises. Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2005, which resulted from the borrowing of $21.0 million under our revolving credit facility and the use of $15.5 million to redeem the non-tendered 10.625% senior notes in January 2005.

Commitments and Contractual Obligations

Debt

On October 5, 2005, we used a portion of the net proceeds from a public offering of common stock and a concurrent private placement of additional 6.125% senior notes to pay down our then-outstanding $21.0 million balance under our prior revolving credit facility due February 2009 to a zero balance. On September 27, 2006, we entered into a new senior secured revolving credit facility due September 2011 with an increased current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances. The new senior secured revolving credit facility replaced our prior revolving credit facility. As of September 30, 2006, we had $100.0 million of credit immediately available under such new revolving credit facility.

As of September 30, 2006, we had outstanding debt of $299.5 million, net of original issue discount, under our 6.125% senior unsecured notes, or senior notes. The effective interest rate on the senior notes is 6.39%. Semi-annual cash interest payments of $9.2 million are due and payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity of December 1, 2014, but pursuant to the 2004 indenture under which the senior notes are issued, we would be required to make offers to purchase the senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. For additional information with respect to our new revolving credit facility and our senior notes, please refer to Note 3 of our unaudited consolidated financial statements included herein.

Capital Expenditures

The following table sets forth the amounts incurred, before construction period interest, during the three and nine months ended September 30, 2006 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	September 30, 2006		Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
	Three Months Ended	Nine Months Ended
Growth Capital Expenditures:
Active:
MPSV conversion program (2)	$9.5	$15.3	$27.2	$110.0	3Q2007-4Q2007
TTB newbuild program #2 (3)	9.6	11.7	15.1	145.0	3Q2007-4Q2008
OSV newbuild program #4 (Phase 2) (4)	8.3	13.4	13.4	305.0	1Q2008-4Q2009
Pending:
OSV newbuild program #4 (Phase 1) (4)	—	—	—	170.0	N/A

Total:	$27.4	$40.4	$55.7	$760.0

N/A	– not available
(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. All of the above historical and budgeted capital expenditure project budget amounts for our active and pending newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest.
(2)	In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370 class MPSVs. We have contracted for the retrofit and conversion of these two vessels at a domestic shipyard. The M/V W.K. McWilliams, Jr., which we acquired in November 2001 and renamed the Energy Service 9001, and the M/V Benno C. Schmidt, the sister vessel to the Energy Service 9001 that we acquired in May 2005, are the two coastwise tankers that are being converted and will be renamed upon delivery under the MPSV conversion program.
(3)	In September 2005, we announced our second TTB newbuild program, which is to be comprised of multiple new double-hulled tank barges with an aggregate 400,000 barrels of additional carrying capacity and related ocean-going tugs to be used as power units for new and existing barges. On August 3, 2006, we announced an expansion to the scope and specifications of the vessels to be constructed under the second TTB newbuild program, including the potential construction of additional tugs. With all of our barges currently operating under time charters rather than COAs, we now plan to transition our tug fleet toward a 1:1 tug-to-barge ratio. We are now committed under vessel construction contracts with one domestic shipyard to build three 60,000-barrel double-hulled barges under this program and another domestic shipyard for the retrofit of four 3,000 horsepower ocean-going tugs that were purchased in July 2006. The aggregate cost to acquire and retrofit these four tugs is included in the total project budget noted above. The precise number, specifications and delivery dates of the remaining vessels to be constructed or acquired and retrofitted under this program will be finalized as certain internal milestones are completed, including the negotiation of shipyard contracts.
(4)	In September 2005, we announced our fourth OSV newbuild program. Phase 1 of our fourth OSV newbuild program was initially comprised of an innovative high-end proprietary class of vessel that would add approximately 20,000 deadweight tons of capacity at an aggregate cost of $170.0 million. However, Phase 1 has been deferred until more favorable shipyard conditions materialize for the construction of the type of vessels contemplated under this phase. In February 2006, we announced Phase 2 of our fourth OSV newbuild program, which is now expected to add, in the aggregate, approximately 38,000 deadweight tons of capacity to our OSV fleet. We are now committed under vessel construction contracts with two domestic shipyards to build four 240 ED class OSVs and nine 250 EDF class OSVs, respectively, under Phase 2 of this program.

During calendar 2006, we expect to drydock a total of eleven OSVs, five tugs, and six tank barges for recertification and/or discretionary vessel enhancements, as well as incur non-vessel capital expenditures related primarily to information technology initiatives. The following table summarizes the costs incurred for those purposes for the three and nine months ended September 30, 2006, along with such costs expected to be incurred for the full year ended December 31, 2006 (in millions and prior to construction period interest, as applicable):

	September 30, 2006		December 31, 2006
	Three Months Ended	Nine Months Ended	Year Ended
Maintenance Capital Expenditures:	Actual	Actual	Forecast
Deferred drydocking charges	$2.9	$7.9	$10.8
Other vessel capital improvements	2.0	4.9	6.6
Miscellaneous non-vessel additions	0.6	3.4	3.7

Total:	$5.5	$16.2	$21.1

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

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of vessels in our markets;

•	the effects of competition;

•	our ability to complete vessels under construction or conversion without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	our ability to maintain adequate levels of insurance;

•	demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in domestic and international economic and political conditions;

•	changes in foreign currency exchange rates;

•	adverse domestic or foreign tax consequences;

•	uncollectible accounts receivable or longer collection periods on such accounts;

•	financial stability of our customers;

•	retention of skilled employees and our management;

•	laws governing the health and safety of our employees working offshore;

•	catastrophic marine disasters;

•	adverse weather and sea conditions;

•	oil and hazardous substance spills;

•	war and terrorism;

•	acts of God;

•	our ability to finance our operations and capital requirements on acceptable terms and access the debt and equity markets;

•	our ability to charter our vessels on acceptable terms; and

•	our success at managing these risks.

Our forward-looking statements are only predictions based on our expectations. Actual events or results may differ materially from those described in any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

Item 3—Quantitative And Qualitative Disclosures About Market Risk

There have been no significant changes in our market risks since the year ended December 31, 2005. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4—Controls and Procedures

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(e). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. GAAP; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of the Company’s management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal quarter reported on herein and our management concluded that our internal control over financial reporting was effective as of September 30, 2006.

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

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

Exhibits required to be filed by the Company are listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: November 6, 2006	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer

Exhibit Number		Exhibit Index

3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

4.3	—	Specimen 144A Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.4	—	Specimen Regulation S Global 6.125% Series A Senior Note Due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.5	—	Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2005).

4.6	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

4.7	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.8	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

Exhibit Number		Exhibit Index

4.9	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

10.1	—	Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2006).

10.2	—	Director & Advisory Director Compensation Policy, effective February 14, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the period ended December 31, 2005).

10.3	—	Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2006).

10.4	—	Third Amendment to Senior Employment Agreement dated effective March 31, 2006 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.5	—	Third Amendment to Employment Agreement dated effective March 31, 2006 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.6	—	Third Amendment to Employment Agreement dated effective March 31, 2006 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.7	—	Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2006).

*10.8	—	Form of Restricted Stock Unit Agreement for Shore Side Employees (Time Vesting).

*10.9	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting).

*10.10	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting).

*10.11	—	Form of Restricted Stock Unit Agreement for Employees (Performance Based).

*10.12	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based).

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Exhibit Index

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.