Form 10-Q/A
period 2006-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2007-02-16
CIK 1131227

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

The total number of shares of common stock, par value $.01 per share, outstanding as of January 31, 2007 was 25,809,831.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

AMENDMENT NO. 1 TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

i

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for the purpose of amending and restating Item 4 “Controls and Procedures” of Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission, or SEC, on May 9, 2006 (“Original Form 10-Q”). Item 4 of our Original Form 10-Q inadvertently omitted the text describing our Disclosure Controls and Procedures. In addition, pursuant to the rules of the SEC, Item 6 “Exhibits” of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The referenced certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing information that was specifically amended and restated, this Form 10-Q/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-Q nor does it change any other disclosures contained in the Original Form 10-Q. Among other things, any forward looking statements included in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, and such forward looking statements should be read in their historical context.

1

PART I — FINANCIAL INFORMATION

Item 4 — Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

PART II — OTHER INFORMATION

Item 6 — Exhibits

Exhibit Number	Description of Exhibit

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: February 16, 2007	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer

S-1

Exhibits Index

Exhibit Number	Description of Exhibit

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-1