Form 10-Q/A
period 2006-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2007-02-16
CIK 1131227

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

The total number of shares of common stock, par value $.01 per share, outstanding as of January 31, 2007 was 25,809,831

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

AMENDMENT NO. 1 TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

i

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for the purpose of amending and restating Item 4 “Controls and Procedures” of Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission, or SEC, on August 8, 2006 (“Original Form 10-Q”). Item 4 of our Original Form 10-Q inadvertently omitted the text describing our Disclosure Controls and Procedures. In addition, pursuant to the rules of the SEC, Item 6 “Exhibits” of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The referenced certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

PART I—FINANCIAL INFORMATION

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

PART II—OTHER INFORMATION

Item 6—Exhibits

Exhibit Number		Description of Exhibit

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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