Form 10-K/A
period 2005-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2007-02-20
CIK 1131227

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $923,849,590.

The number of outstanding shares of Common Stock as of January 31, 2007 is 25,809,831 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2006 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

AMENDMENT NO. 1 TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of amending and restating Item 9A, “Controls and Procedures,” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2006 (“Original Form 10-K”). Item 9A of our Original Form 10-K inadvertently omitted the text describing our Disclosure Controls and Procedures. In addition, pursuant to the rules of the SEC, Item 15 “Exhibits, Financial Statement Schedules” of Part IV of the Original Form 10-K has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The referenced certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing information that was specifically amended and restated, this Form 10-K/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K. Among other things, any forward looking statements contained in this Form 10-K/A that were included in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward looking statements should be read in their historical context.

1

PART II

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

Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) or Rule 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of the Company’s management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

In connection with the original filing of our Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2

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

Ernst & Young LLP

New Orleans, LA

January 27, 2006

3

PART IV

Item 15—Exhibits, Financial Statement Schedules

Exhibit Number		Description of Exhibit

*23.1	—	Consent from Ernst & Young.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 16, 2007.

HORNBECK OFFSHORE SERVICES, INC.

By:	/S/ TODD M. HORNBECK
Todd M. Hornbeck Chairman of the Board, President and Chief Executive Officer

S-1

Exhibit Index

Exhibit Number		Description of Exhibit

*23.1	—	Consent from Ernst & Young.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-1