Form 10-K
period 2006-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2007-03-01
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2007 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

i

ii

PART I

ITEMS 1 AND 2.—Business and Properties.

Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. References in this Annual Report on Form 10-K to “OSVs” mean offshore supply vessels; to “MPSVs” means multi-purpose supply vessels; to “AHTS” mean anchor-handling towing supply; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth, and ultra-deepwater areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; and to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels.

BUSINESS

General

We are a leading provider of technologically advanced, new generation OSVs serving the offshore oil and gas industry, primarily in the U.S. Gulf of Mexico, or GoM, and in select international markets. The primary focus of our OSV business is on complex exploration and production activities, which include deepwater, ultra-deepwater, deep well and other logistically demanding projects. Such other projects include, among others, the construction, maintenance and repair of offshore infrastructure. We are also a leading transporter of petroleum products through our tug and tank barge, or TTB, segment serving the energy industry, primarily in the northeastern United States, the GoM and Puerto Rico. Although our vessels operate in domestic and international waters, all but two of our vessels are qualified under Section 27 of the Merchant Marine Act of 1920, also known as the Jones Act, to engage in the U.S. coastwise trade, from which foreign owned, built or crewed vessels are excluded.

In the mid-1990s, oil and gas producers began seeking large hydrocarbon reserves at deeper well depths using new, specialized drilling and production equipment. We recognized that the existing fleet of conventional 180’ OSVs operating in the GoM was not designed to support these more complex projects or to operate in the challenging environments in which they were conducted. Therefore, in 1997, we began a program to construct new generation OSVs based upon our proprietary designs. Since that time, we have constructed 17 new generation OSVs using proprietary designs, and have expanded our fleet with the acquisitions of a total of six additional new generation OSVs, one fast supply vessel, two AHTS vessels, and two coastwise sulfur tankers, currently undergoing conversion into MPSVs. We currently have an additional 13 proprietary OSVs under construction. Our OSV fleet is among the youngest in the industry with an average age of approximately six years.

Our OSVs were purposefully designed with the flexibility to meet the diverse needs of our clients in all stages of their exploration and production activities. As a result, all of our OSVs have enhanced capabilities that allow them to more effectively support premium drilling equipment required for deep drilling and related specialty services. In contrast to conventional 180’ OSVs, our vessels have dynamic positioning capability, as well as greater storage and off-loading capacity. We are capable of providing OSV services to our customers anywhere in the world. While we are committed to maintaining a critical mass of new generation OSVs operating in the GoM, we currently have vessels working offshore Trinidad and Mexico and are actively pursuing additional contracts in these and select other U.S and international markets.

Historically, demand for our OSV services has been primarily driven by the drilling of deep wells, whether in the deepwater, ultra-deepwater or on the U.S. Continental Shelf, and other complex exploration and production projects that require specialized drilling and production equipment. Our new generation OSVs are increasingly in demand by our customers for conventional drilling projects because of the ability of our OSVs to reduce overall offshore logistics costs for the customer through the vessel’s greater capacities and operating efficiencies. We have also observed an increased interest in the enhanced capabilities of our OSVs by customers in non-oilfield services such as the U.S. military. Our new generation OSVs are also well suited to support logistically demanding drilling projects in remote frontier areas, where support infrastructure is severely limited.

Our TTB operating fleet consists of 13 ocean-going tugs and 18 ocean-going tank barges. During 2005, we took delivery of five proprietary double-hulled tank barges under our first TTB newbuild program and completed the retrofitting of two 6,100 horsepower tugs. These vessels added 600,000 barrels of new double-hulled capacity, more than replacing the barrel-carrying capacity lost when we retired three of our single-hulled tank barges from service at the end of 2004 as mandated by OPA 90. As part of the first TTB newbuild program, two additional 6,100 horsepower tugs were retrofitted and placed in service during the late first quarter of 2006. In September 2005, we announced our second TTB newbuild program comprised of approximately 400,000 barrels of double-hulled barge capacity and related tugs. We are currently retrofitting four recently acquired 3,000 horsepower tugs and constructing three 60,000-barrel newbuild double-hulled tank barges, which are expected to increase the double-hulled capacity of our TTB fleet by nearly 30% by the end of 2007. The deliveries of these vessels are anticipated on various dates throughout 2007. The retrofit and construction costs for these seven vessels are expected to be $70 million in the aggregate. We continue to explore options with respect to the remaining 220,000 barrels of barge capacity that are contemplated under this program.

We believe that our TTB business complements our OSV business by providing additional revenue and geographic diversification, while allowing us to offer another line of services to integrated oil and gas companies. For example, we have been successful in deploying our TTB equipment to non-traditional markets, such as supporting deepwater well testing and other specialty applications for our upstream customers in the GoM. However, demand for our TTB services has historically been driven by the level of refined petroleum product consumption in the northeastern United States and Puerto Rico, our core operating markets. The Energy Information Administration, or EIA, projects that refined petroleum product consumption in the East Coast region of the United States will increase by an average of 1.1% per year from 2007 to 2011. Demand for refined petroleum products is primarily driven by population growth, the strength of the U.S. economy, seasonal weather patterns, oil prices and competition from alternate energy sources.

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

OSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America and the Middle East. While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters generally limit such migration.

The GoM is a critical oil and natural gas supply basin for the United States. Since the late 1990’s, the primary emphasis for the exploratory efforts of offshore operators has increasingly been in the deepwater and ultra-deepwater areas of the GoM rather than the shallow waters of the Continental Shelf. According to the Minerals Management Service, or MMS, from the first major deepwater leasing boom in 1995 to March 2006, oil production grew 525% to 950 thousand barrels per day and natural gas production grew 663% to 3.8 billion cubic feet per day. Recent discoveries of large hydrocarbon reserves in deepwater fields in the GoM and at deeper well depths on the Continental Shelf have resulted in increased developmental and exploratory drilling activities in these areas. The deepwater region of the GoM is an increasingly important source of oil and natural gas production with many unexplored areas of potential oil and natural gas reserves. According to the report, “Deepwater Gulf of Mexico 2006: Americas Expanding Frontier,” published by the MMS, there have been over 980 exploration wells drilled in the deepwater GoM since 1995 with at least 126 announced deepwater discoveries over the same time period. Twenty two deepwater discoveries have been announced over the last seven years in water depths greater than 7,000 feet. Additionally, the pending expiration of leases with substantial reserve potential is expected to stimulate further exploration and development in the GoM.

While the shallow waters of the Continental Shelf have been actively explored for decades, until recently, relatively few deep wells have been drilled due to the historically high cost associated with such wells. Based on information received from our customers, the dry hole cost of a typical Continental Shelf well drilled from 8,000’ to 12,000’ generally ranges from $4 million to $8 million, while the dry hole cost for a deep well drilled in a similar location but to 15,000’ or more can range from $10 million to $75 million. The higher costs associated with the drilling of deep wells can be attributed to, among other things, the need for specialized, high-end drilling rigs and related equipment, greater volumes of downhole materials such as liquid mud, tubular products and cement, and longer drilling times.

Despite the higher costs associated with deep well Continental Shelf drilling, operators, especially those in search of natural gas, have continued to demonstrate interest. This interest is driven by, among other things, natural gas prices and the potential for the discovery of significant natural gas reserves. The abundance of existing platforms, production facilities and pipelines on the Continental Shelf allow newly discovered deep gas to flow quickly to market. In addition, MMS data indicates that large new reservoirs potentially offer higher production rates at deep depths than in more mature, shallower well areas. Furthermore, in order to stimulate drilling deeper wells in shallow water depths, the MMS enacted royalty relief in these areas of the Continental Shelf in 2001, expanded the program in August 2003 and again in January 2004. As recently as January 2006, the MMS offered additional relief to lessees or operators that drill wells deeper than 25,000’ total vertical depth below the ocean surface. These factors partly compensate for the higher drilling costs of deep wells on the Continental Shelf. While overall natural gas production from the shelf has declined, from 4.8 tcf in 1997 to 3.4 tcf in 2002, leasing activity in water depths less than 500 feet increased from a low of 160 total block leases in 1999 to 580 total block leases in 2005.

In 2006, the MMS estimated that there may be up to 233 tcf of undiscovered, conventionally recoverable, deep well natural gas on the Continental Shelf. This potential reserve base compares favorably to the current total of approximately 28 tcf of proven natural gas reserves in the entire GoM. According to the MMS, in 2005 the deepwater region accounted for 73% of total GoM oil production and 39% of total GoM natural gas production, up substantially from 4% and 1%, respectively, in 1990.

Because oil and natural gas exploration, development and production costs in the shallow well Continental Shelf market are generally lower than those in the deepwater or deep well environments, shallow well drilling activity on the Continental Shelf is typically more sensitive to fluctuations in commodity prices, particularly the price of natural gas. Accordingly, actual or anticipated decreases in oil and natural gas prices generally result in reduced offshore drilling activity and correspondingly lower demand for the conventional 180’ OSVs serving the shallow well Continental Shelf market. This causes a corresponding decline in OSV dayrates and utilization rates in that market. In contrast, the relatively larger capital commitments and longer lead times and investment horizons associated with deepwater, particularly ultra-deepwater, and deep well developments make it less likely that an operator will abandon such projects in response to a short-term decline in oil or natural gas prices. We believe that dayrates and utilization rates for new generation OSVs that serve the deepwater and deep well markets generally experience less volatility compared to conventional 180’ OSVs and are, therefore, generally less sensitive to short-term commodity price fluctuations.

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

The capabilities and capacities of larger new generation OSVs have resulted in average utilization rates for these OSVs working in the GoM of approximately 95% since their introduction in 1999, which spans two significant market downturns. In contrast, the average utilization rate for the conventional 180’ OSV fleet over the same period has been approximately 64%, not taking into account cold-stacked conventional 180’ OSVs. Additional utilization for new generation OSVs has come from increasing demand for these vessels in support of conventional shelf drilling projects. Moreover, during the same period, average dayrates for new generation OSVs were generally more than double the average dayrates of conventional 180’ OSVs. We believe that demand has outpaced the supply of new generation OSVs in the GoM, a trend we expect to continue. We base our belief on the recent and expected drilling activity in all sectors of the GoM and the observed departure of certain new generation OSVs to domestic non-oilfield and foreign oilfield markets, after taking into account vessels currently available and vessels being constructed under announced construction plans. Furthermore, although U.S.-flagged vessels operating in overseas locations may be remobilized to the GoM, historically such remobilization of such vessels, including those of our competitors and our own has been limited.

According to our analysis of the industry and data compiled from various industry sources, including the U.S. Coast Guard, we recently estimated that as of December 31, 2006, the U.S.-flagged OSV fleet in operation totaled 335 vessels, substantially all of which are located in the GoM. Of this total, approximately 165, or 49%, are conventional 180’ OSVs that primarily operate on the Continental Shelf. The remaining 170 vessels are U.S. flagged, new generation OSVs, with 128 currently operating in the GoM. However, during mid-2002 to mid-2004, the most recently experienced soft market in the deepwater, we observed that these modern vessels increasingly migrated, at premium dayrates, to conventional drilling environments, such as the U.S. Continental Shelf, Mexico and Trinidad. Of the conventional OSV fleet, a significant number are currently cold-stacked. Vessels that are cold-stacked have generally been removed from active service by the operator due to lack of demand. In contrast, we believe there are no new generation OSVs currently cold-stacked.

Our OSV Business

We currently own and operate a fleet of 25 new generation OSVs, which includes two foreign-flagged AHTS vessels that primarily operate as supply vessels and for towing jack-up rigs. We also have 13 additional new generation OSVs now under construction. In addition, we own and operate one fast supply vessel and we own two coastwise sulfur tankers that are currently undergoing conversion into MPSVs. Our logistics shore-base in Port Fourchon supports logistics requirements of our fleet as well as certain of our customers. In a series of three newbuild programs, we engineered and supervised the construction of 17 of our OSVs expressly to meet the demands of deepwater regions and other complex drilling projects, based on our proprietary designs. Drawing from the vessel operating experience of our in-house engineers, we work closely with potential charterers to design vessels specifically to meet their anticipated needs. This is particularly significant when the charterer will operate a project that could have a duration of more than 20 years and require expenditures exceeding $1 billion. Our 17 proprietary OSVs have up to three times the dry bulk capacity and deck space, two to ten times the liquid mud capacity and two to four times the deck tonnage compared to conventional 180’ OSVs. The advanced cargo handling systems of our proprietary OSVs allow for dry bulk and liquid cargos to be loaded and unloaded three times faster than conventional 180’ OSVs, while the solid state controls of their engines typically result in a 20% greater fuel efficiency than vessels powered by conventional engines. In addition, our larger classes of proprietary OSV designs, designated by us as our 240 ED and 265 classes, were designed, in part, to supply the substantially greater liquid mud volume and other cargo capacity required for ultra-deepwater drilling. Our newest design, the 250 EDF class, is based on our highly successful 240 ED design modified to lengthen the vessel and expand the propulsion package to achieve faster speeds. We believe that our customers’ recognition of the superior capabilities of our proprietary OSVs has contributed to our ability to achieve higher dayrates and utilization rates and increased overall operating cost efficiencies compared to our competitors, whether operators of 180’ conventional OSVs or new generation vessels.

All of our new generation OSVs are equipped with dynamic positioning systems and controllable pitch thrusters, which allow our vessels to maintain position with minimal variance, and state-of-the-art safety, emergency power, fire alarm and fire suppression systems and systems monitoring equipment. The unique hull design and integrated rudder and thruster system of our proprietary OSVs provide for a more maneuverable vessel. These proprietary vessels also have double-bottomed and double-sided hulls that should minimize environmental impact in the event of vessel collisions or groundings, solid state controls that minimize visible soot and polluting gases and zero discharge sewage and waste systems that minimize the impact on marine environments. In addition, our proprietary OSVs are either fully SOLAS (Safety of Life at Sea) certified or SOLAS ready. SOLAS is the international convention that regulates the technical characteristics of vessels for purposes of ensuring international standards of safety for vessels engaged in commerce between international ports. These features allow us to market our proprietary OSVs for service in international markets.

Our OSVs are capable of providing specialty services in support of certain of our customers, including well stimulation, remotely operated vehicles, or ROVs, used in oilfield subsea construction and maintenance, underwater inspections, marine seismic operations, and certain non-energy applications such as fiber optics cable installation, military work and containerized cargo transportation. Compared to conventional 180’ OSVs, our OSVs have more deadweight capacity, deck space, and berthing accommodations, improved maneuverability and greater fuel efficiency. We believe these characteristics strengthen demand for our OSVs in specialty situations. The HOS Innovator, HOS Dominator, and HOS Pioneer currently provide ROV subsea construction and maintenance support services and the BJ Blue Ray provides, and the HOS Saylor will soon provide, deepwater well stimulation support services. The BJ Blue Ray was the first U.S.-flagged well stimulation vessel to receive the American Bureau of Shipping WS and DPS2 class notations. We believe the BJ Blue Ray is one of the most technologically sophisticated well stimulation vessels in the world. In addition to the traditional energy-related market for our OSVs, we have also experienced increased demand for specialized non-energy-related uses, which has recently afforded us the opportunity to diversify the market for our vessels and further tighten supply in the GoM.

In mid-2003, we acquired six 220’ new generation OSVs from Candy Marine Investment Corporation, or Candy Fleet. These six vessels complement our existing OSV fleet and have allowed us to expand our service offerings to clients, particularly those drilling wells on the Continental Shelf.

In May 2004, we exercised our option to purchase the HOS Hotshot, a 165’ new generation fast supply vessel, from a domestic shipyard, after having bareboat chartered the vessel for one year. This vessel is currently working under a long-term contract in Mexico and is expected to be sold in 2007.

In January 2005, we acquired a new generation AHTS vessel from a private owner. This vessel, renamed the HOS Saylor, was our first foreign-flagged vessel. In March 2005, we acquired the HOS Navegante, the sister vessel to the HOS Saylor, from an affiliate of the private owner from which the HOS Saylor was acquired. The HOS Navegante, which is also foreign-flagged, was placed in service in June 2005. These strategic vessel acquisitions complement our growing market presence in international waters. While the HOS Saylor and HOS Navegante each have anchor-handling capabilities and may be used for that purpose, the vessels are primarily being used as supply vessels and for towing jack-up rigs. The HOS Saylor was recently awarded a five-year contract for deepwater well stimulation support services in Mexico and will soon be retrofitted for that purpose.

In November 2001, we purchased a coastwise sulfur tanker, the Energy Service 9001, formerly known as the M/V W.K. McWilliams, Jr. In the second quarter of 2005, we acquired an identical second coastwise sulfur tanker, the M/V Benno C. Schmidt. We are converting these two vessels into 370 class MPSVs. Based on internal estimates, the total project cost to acquire and convert the two vessels, prior to construction period interest, with recent modifications is now expected to be at least $150.0 million in the aggregate. We currently anticipate delivery of the converted vessels during the first half of 2008. We believe that these MPSVs will be the largest OSVs in the world, each with cargo carrying capacities of over 10,000 deadweight tons, including 30,000 barrels of liquid mud. Each MPSV will have nearly three times the deadweight and liquid mud capacity of one of our 265 class new generation OSVs and more than eight times the liquid mud capacity of one of our 200 class new generation OSVs. Our MPSV conversion program is based, in part, on customer feedback and expressed demand for a larger, more versatile, DP-2 vessel capable of meeting the evolving needs of the exploration, development and production life-cycle of an ultra-deepwater field. The hulls of these sister vessels, which were purpose-built for the specific gravity of molten sulfur as a cargo, make them uniquely suited to be converted into large liquid mud carriers. This is especially important given the ever-increasing volumes of liquid mud necessary to spud an ultra-deep well today, with some projects requiring as many as

100,000 barrels of drilling fluid per spud. These MPSVs will offer our customers multiple capabilities that we believe are well beyond those of any OSV offered or under construction today. With these MPSVs, we will have introduced a single vessel that can uniquely perform a variety of specialty services for which customers must currently use several different types of vessels and/or semi-submersible drilling rigs. In addition to traditional offshore supply vessel capabilities, these MPSVs can be modified to support offshore construction, deepwater well testing, subsea well intervention, ROV operations, pipeline commissioning, pipe-hauling and flotel services, among others.

In September 2005, we announced Phase 1 of our fourth OSV newbuild program under which we initially planned to build an additional 20,000 deadweight tons of new generation OSV vessel capacity at an estimated cost, before capitalized construction period interest, of $170.0 million. However, Phase 1 has been deferred until more favorable shipyard conditions materialize for the construction of the type of vessels contemplated under this phase. In February 2006, we announced Phase 2, which would expand this newbuild program to build a mix of 13 proprietary 240 ED and 250 EDF class vessels. The 250 EDF class adopts our proprietary 240 ED design with modifications that allow for faster transit speeds, a feature that customers have requested, in markets that we serve. Excluding capitalized construction period interest, the current estimated cost of Phase 2 of our fourth OSV newbuild program is approximately $305.0 million, in the aggregate. We are contractually committed with two domestic shipyards for four 240 ED class OSVs and nine 250 EDF class OSVs. The 240 ED and 250 EDF class OSVs to be constructed under Phase 2 of this newbuild program are expected to be delivered by early 2010, with the first vessel due in early 2008.

In December 2005, we acquired for approximately $5.0 million the lease rights for a shore-base facility, formerly known as ASCO Magnolia and renamed HOS Port, located in Port Fourchon, Louisiana. The facility lease has eight years remaining on its initial term, with four additional five-year renewal periods. This acquisition further underscores our long-term commitment to, and continued favorable outlook for the GoM as our primary operating market. HOS Port will not only support our existing OSV fleet and customers’ logistics requirements, but will also provide a key logistics base for our 370 class MPSVs once they are delivered.

The following table provides information, as of February 15, 2007, regarding our fleet of vessels that serve our OSV customers.

Offshore Supply Vessels

Name	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Brake Horsepower
OSVs:
BJ Blue Ray	265	Well Stimulation	Nov 2001	3,756	6,700
HOS Brimstone	265	Supply	Jun 2002	3,756	6,700
HOS Stormridge	265	Supply	Aug 2002	3,756	6,700
HOS Sandstorm	265	Supply	Oct 2002	3,756	6,700
HOS Newbuild #1	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #2	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #3	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #4	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #5	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #6	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #7	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #8	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #9	250 EDF	TBD	TBD (1)	2,950 est.	6,000 est.
HOS Newbuild #10	240 ED	TBD	TBD (1)	2,850 est.	4,000 est.
HOS Newbuild #11	240 ED	TBD	TBD (1)	2,850 est.	4,000 est.
HOS Newbuild #12	240 ED	TBD	TBD (1)	2,850 est.	4,000 est.
HOS Newbuild #13	240 ED	TBD	TBD (1)	2,850 est.	4,000 est.
HOS Bluewater	240 ED	Military	Mar 2003	2,850	4,000
HOS Gemstone	240 ED	Military	Jun 2003	2,850	4,000
HOS Greystone	240 ED	Military	Sep 2003	2,850	4,000
HOS Silverstar	240 ED	Military	Jan 2004	2,850	4,000
HOS Innovator	240 E	ROV Support (2)	Apr 2001	2,380	4,500
HOS Dominator	240 E	ROV Support (2)	Feb 2002	2,380	4,500
HOS Deepwater	240	Supply	Nov 1999	2,250	4,500
HOS Cornerstone	240	Supply	Mar 2000	2,250	4,500
HOS Explorer	220	Supply	Feb 1999 (Jun 2003)	1,607	3,900
HOS Express	220	Supply	Sep 1998 (Jun 2003)	1,607	3,900
HOS Pioneer	220	ROV Support (2)	Jun 2000 (Jun 2003)	1,607	4,200
HOS Trader	220	Supply	Nov 1997 (Jun 2003)	1,607	3,900
HOS Voyager	220	Supply	May 1998 (Jun 2003)	1,607	3,900
HOS Mariner	220	Supply	Sep 1999 (Aug 2003)	1,607	3,900
HOS Crossfire	200	Supply	Nov 1998	1,750	4,000
HOS Super H	200	Supply	Jan 1999	1,750	4,000
HOS Brigadoon	200	Supply	Mar 1999	1,750	4,000
HOS Thunderfoot	200	Supply	May 1999	1,750	4,000
HOS Dakota	200	Supply	Jun 1999	1,750	4,000

MPSVs
Energy Service 9001	370	Multi-Purpose	TBD (3)	10,300 (est)	TBD
M/V Benno C. Schmidt	370	Multi-Purpose	TBD (3)	10,300 (est)	TBD

AHTS
HOS Saylor (4)	240	Towing/Supply	Oct 1999 (Jan 2005)	3,322	8,000
HOS Navegante (4)	240	Towing/Supply	Jan 2000 (Mar 2005)	3,322	7,845

Fast Supply Vessel:
HOS Hotshot	165	Fast Supply	Apr 2003 (May 2004)	260	6,200

TBD—to be determined

(1)	These vessels are currently being constructed under OSV newbuild program #4 with anticipated deliveries ranging from early 2008 through early 2010.
(2)	The term “ROV” means remotely operated vehicle.
(3)	These two coastwise sulfur tankers, which will be renamed later, are currently being converted into 370 class MPSVs and are expected to be placed in service during the first half of 2008.
(4)	We acquired the HOS Saylor and the HOS Navegante, each a foreign-flagged AHTS vessel, in the first quarter of 2005. The HOS Navegante and HOS Saylor are being used primarily for their OSV capabilities and for towing jack-up rigs. The HOS Saylor was recently awarded a five-year well stimulation contract. After a retrofit period In a shipyard, the HOS Saylor will commence service in Mexico as a well stimulation vessel.

We have designed and constructed five distinct classes of proprietary OSVs and added a sixth class, through the acquisitions of six OSVs from Candy Fleet, to meet the diverse needs of the offshore oil and gas industry. Upon delivery of our 250 EDF class vessels and our MPSVs, we will have expanded our OSV fleet offering to eight classes of OSVs. The following table provides a comparison of certain specifications and capabilities of our existing new generation OSVs to conventional 180’ OSVs

		Our Proprietary Design OSV Classes (1)					Acquired OSVs (3)
	Conventional 180’ OSV (2)	200	240	240 E	240 ED	265	220
Size
Class length overall (ft.)	180	200	240	240	240	265	220
Breadth (ft.)	40	54	54	54	54	60	46
Depth (ft.)	14	18	18	18	20	22	17
Maximum draft (ft.)	12	13	13	13	14.5	16	13.7
Deadweight (long tons)	950	1,750	2,250	2,380	2,850	3,756	1,607
Clear deck area (sq. ft.)	3,450	6,580	8,836	8,100	8,100	9,212	5,472
Capacity
Fuel capacity (gallons)	79,400	90,000	151,800	135,100	104,210	151,800	114,490
Fuel pumping rate (gallons per minute)	275	550	550	550	550	500	380
Drill water capacity (gallons)	120,000	240,000	240,000	240,000	311,000	413,000	99,000
Dry bulk capacity (cu. ft.)	4,000	7,000	8,400	8,400	6,000	10,800	8,040
Liquid mud capacity (barrels)	1,200	3,640	6,475	6,475	8,300	10,500	2,955
Liquid mud pumping rate (gallons per minute)	250	500	1,000	1,000	1,000	1,000	1,200
Potable water capacity (gallons)	11,500	52,200	52,200	52,200	30,400	20,430	26,800
Machinery
Main engines (horsepower)	2,250	4,000	4,000	4,000	4,000	6,700	3,900
Auxiliaries (number)	2	3	3	3	3	3	2
Total rating (kw)	200	750	750	750	750	860	250
Bow thruster (horsepower)	325	800	1,600	1,600	1,600	2,400	530
Type of Pitch	Fixed	Controllable	Controllable	Controllable	Controllable	Controllable	Fixed
Stern thruster (horsepower)	None	300	300	800	800	1,600	300
Type of Pitch	—	Controllable	Controllable	Controllable	Controllable	Controllable	Fixed
Fire fighting (gallons per minute)	None	1,250	2,700	2,700	2,700	2,700	2,600
Dynamic positioning (4)	None	DP0,1	DP1	DP2	DP2	DP2,3	DP0,1
Crew Requirements
Number of personnel (5)	5	6	6	7	7	8	6

(1)	We now have two additional new proprietary classes of new generation vessels, the HOS 250 EDF class OSVs and the HOS 370 class MPSVs, under construction or conversion.
(2)	Statistics are for a typical 180’ class vessel. Actual specifications and capabilities may vary slightly from vessel to vessel.
(3)	Excludes the HOS Saylor and the HOS Navegante, which are foreign-flagged AHTS vessels, and the HOS Hotshot, which is a fast supply vessel.
(4)	Dynamic positioning permits a vessel to maintain position without the use of anchors. The numbers “0,” “1,” “2” and “3” refer to increasing levels of technical sophistication and system redundancy features.
(5)	Regulatory manning requirements; depending on the services provided, operators may, and often do, man vessels with more crew than required by regulations.

Additional information with respect to our OSV segment can be found in Note 14 of our consolidated financial statements.

Tugs and Tank Barges

The Tug and Tank Barge Industry

Introduction.    The domestic tank barge industry provides marine transportation of crude oil, petroleum products and petrochemicals by ocean-going tugs and tank barges and is a critical link in the U.S. petroleum distribution chain. Petroleum products are transported in the northeastern United States through a vast network of terminals, tankers and pipelines. According to the EIA, approximately 240 million barrels of petroleum products were transported in 2006 by tankers and tank barges along the East Coast. Additionally, the EIA estimates that Puerto Rico, historically our other core area of TTB operation, consumes 234 thousand barrels of oil daily, or approximately 85 million barrels annually. Since Puerto Rico relies on imports to meet its energy needs, petroleum products are delivered by tank barge for transportation and electric power generation.

Demand for TTB services in the northeastern United States is primarily driven by population growth, the strength of the U.S. economy, seasonal weather patterns, oil prices and competition from alternate energy sources. According to the EIA, demand for petroleum products in the northeastern United States is expected to increase approximately 1.1% annually through 2011, which we believe will generate steadily increasing demand for the tank barge industry.

The largest tank barge market in the northeastern United States is New York Harbor. Imported petroleum products are primarily delivered to New York Harbor as it has the capacity to receive products in cargo lots of 50,000 tons or more per tanker. By contrast, draft limitations in most New England ports and drawbridge limitations in Boston and Portland, Maine limit the average cargo carrying capacity of direct imports into many of the largest New England ports to about 30,000 tons per tanker. As a result, ships importing directly into New England must frequently discharge in multiple ports or terminals or transfer cargos to tank barges. As existing single-hulled tankers are retired due to age or as mandated under OPA 90, they are typically replaced by larger tankers. These larger-sized tankers are being built to facilitate the importation of crude oil and petroleum products into the United States. According to the EIA, over the last 20 years, importation of crude oil to the Northeast has grown at a compounded annual rate of 1.7% while the volume of imported crude oil and petroleum products is expected to grow at a compound annual rate of 1.5% through 2025.

As larger petroleum tankers are being built, we believe that direct delivery into New York Harbor will generate increased tank barge demand for lightering services and further shipment to New England, the Hudson River and Long Island.

Oil Pollution Act of 1990.    OPA 90 mandates that all single-hulled tank vessels operating in U.S. waters be removed from petroleum transportation service according to a set time schedule. Data provided by a U.S. Coast Guard report dated September 2001 indicated that 5.5 million barrels of single-hulled tank barge capacity would be retired by 2005 and an additional 3.5 million barrels by 2010, as mandated by OPA 90. According to the report, this represented on a cumulative basis as of each such retirement date, 32% and 52%, respectively, of the total 17.2 million barrel single-hulled tank barge capacity that existed in 2001.The following chart illustrates the capacity of tank vessels that has been or must be removed from service from 2001 through 2015. We believe that, absent a substantial increase in the number of double-hulled vessels constructed in the industry or an increase in customer preference for double-hulled vessels, this reduction in capacity, assuming steady demand, may continue to favorably impact dayrates and utilization of the remaining single-hulled tank barges, including our own.

Based on data contained in the United States Coast Guard Report to Congress on the Progress to Replace Single Hull Tank Vessels with Double Hull Tank Vessels, dated September 2001.

Additionally, OPA 90 requires that owners or operators of tankers operating in U.S. waters submit vessel spill response plans to the U.S. Coast Guard for approval and operate according to the plans upon approval. Our vessel response plans have been approved by the U.S. Coast Guard and all of our crew members are trained to comply with these guidelines. For further discussion of OPA 90 see “—Environmental and Other Governmental Regulation” below.

Our Tug and Tank Barge Business

We offer marine transportation, distribution and logistics services primarily in the northeastern United States, the GoM and Puerto Rico with our operating fleet of 13 ocean-going tugs and 18 ocean-going tank barges. In addition, we currently have three more ocean-going tank barges under construction and four recently acquired tugs under retrofit. We provide our services to major oil companies, refineries and oil traders. Generally, a tug and tank barge work together as a “tow” to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either “clean” or “dirty”. Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts.

Our tugs and tank barges serve the northeastern U.S. coast, primarily New York Harbor, by transporting both clean and dirty petroleum products to and from refineries and distribution terminals. Our tugs and tank barges also transport both clean and dirty petroleum products from refineries and distribution terminals in Puerto Rico to the Puerto Rico Electric Power Authority and to utilities located on other Caribbean islands. In addition, we provide ship lightering, bunkering and docking services in these markets and are well positioned to provide such services to the increasing number of new tankers that are too large to make direct deliveries to distribution terminals and refineries. In addition, during 2005 and 2006, we accessed a new market for our double-hulled barges by performing upstream services for our OSV customers in the deepwater GoM.

In mid-2001, we acquired nine ocean-going tugs and nine ocean-going tank barges from the Spentonbush/Red Star Group, affiliated with Amerada Hess. As part of the acquisition, Amerada Hess entered into a contract of affreightment, or COA, with us for the period from June 1, 2001 through March 31, 2006. We elected not to renew that COA, however, we entered into long-term time charters with Amerada Hess for two tank barges. The time charters were effective upon the expiration of the COA on March 31, 2006. Although we considerably reduced the amount of cargo that we transported on behalf of Amerada Hess, following the expiration of our COA, we were able to successfully redeploy our TTB equipment that was previously dedicated to the Hess COA on time charter agreements with other customers at attractive dayrates. We believe that the tank barge market is currently operating at or near capacity.

During 2005, we completed construction of three 110,000-barrel barges, two 135,000-barrel barges and the retrofit of two 6,100 horsepower tugs. Under our first TTB newbuild program, the Energy 13501 and Energy 13502, 135,000-barrel double-hulled tank barges, were placed in service on March 11, 2005 and December 1, 2005, respectively. The Energy 11103, Energy 11104 and Energy 11105, 110,000-barrel double-hulled tank barges, were placed in service on July 10, 2005, October 21, 2005 and December 29, 2005, respectively. Our first TTB newbuild program has added new barrel-carrying capacity of 600,000 barrels in the aggregate, more than replacing the 270,000 barrels of aggregate barrel-carrying capacity lost when we retired three of our single-hulled tank barges from service at the end of 2004, as mandated by OPA 90. Notably, the Energy 8701, one of the previously retired tank barges, was reactivated in October 2006 based on Coast Guard approval of an extended OPA 90 retirement date, which added back approximately 86,000 barrels to our capacity. During 2006, we completed the retrofit of two additional 6,100 horsepower tugs under the first TTB newbuild program.

In September 2005, we announced the commencement of our second TTB newbuild program. We have three double-hulled barges with a total of 180,000 barrels of carrying capacity currently under construction at a domestic shipyard and four recently acquired 3,000 horsepower tugs currently being retrofitted at another domestic shipyard. The cost for the construction, acquisition and retrofit of these seven vessels is currently estimated to be approximately $70 million in the aggregate. All of the new vessels currently being constructed or retrofitted under the second TTB newbuild program are expected to be delivered on various dates throughout 2007. We continue to investigate our alternatives with regard to the remaining 220,000 barrels of double-hulled tank barge newbuild capacity originally contemplated to be constructed under this program.

Currently, six of our tank barges are double-hulled and are not subject to OPA 90 retirement dates. Upon completion of the three tank barges presently under construction under our second TTB newbuild program, 50% of our tank barge fleet barrel-carrying capacity will be double-hulled, up from 44% today and 7% at the end of 2004. Ten of our 12 single-hulled tank barges are not required under OPA 90 to be retired or double-hulled prior to January 1, 2015. The two other single-hulled tank barges are required to be retired from service in 2009. Based on the remaining lives of the majority of our tank barge fleet under OPA 90 and our recent and pending construction programs, we believe we are well positioned to grow our customer base in the northeastern United States, as we believe a large portion of the industry’s capacity that was removed from service on January 1, 2005 has not been replaced one-for-one, leaving the market net under-supplied.

The following tables provide information, as of February 15, 2007, regarding the tugs and tank barges that we own, as well as the three double-hulled tank barges now under construction and the four tugs currently being retrofitted.

Ocean-Going Tugs

Name	Gross Tonnage	Length (feet)	Year Built	Brake Horsepower
Freedom Service	180	126	1982	6,140
Liberty Service	180	126	1982	6,140
Patriot Service	198	124	1996	6,140
Eagle Service	198	124	1996	6,140
Caribe Service	194	111	1970	3,900
Atlantic Service	198	105	1978	3,900
Brooklyn Service	198	105	1975	3,900
Gulf Service	198	126	1979	3,900
Erie Service(1)	98	105	1981	3,620
Superior Service(1)	98	105	1981	3,620
Tradewind Service	183	105	1975	3,200
Spartan Service	126	102	1978	3,000
Huron Service(1)	98	105	1981	3,000
Michigan Service(1)	98	105	1981	3,000
Sea Service	173	109	1975	2,820
Bayridge Service	194	100	1981	2,000
Stapleton Service	146	78	1966	1,530

(1)	In July 2006, we purchased four tugs from a private owner and renamed them the Erie Service, Superior Service, Huron Service and Michigan Service. Following a retrofit period in a domestic shipyard, these vessels are expected to be placed in service on various dates throughout 2007.

Ocean-Going Tank Barges

Name	Barrel Capacity		Length (feet)		Year Built		OPA 90 Date(1)
Ocean-Going Tank Barges:
Energy 13501	135,380		450		2005		DH
Energy 13502	135,380		450		2005		DH
Energy 11101	111,844		420		1979		2009
Energy 11102	111,844		420		1979		2009
Energy 11103	112,269		390		2005		DH
Energy 11104	112,269		390		2005		DH
Energy 11105	112,269		390		2005		DH
Energy 8701	86,454		360		1976		2015
Energy 8001	81,364		350		1996		DH
Energy 7002	72,693		351		1971		2015
Energy 7001	72,016		300		1977		2015
Energy 6504	66,333		305		1958		2015
Energy 6505	65,710		328		1978		2015
Energy 6503	65,145		327		1988		2015
Energy 6502	64,317		300		1980		2015
Energy 6501	63,875		300		1974		2015
Energy 6506	60,000	est.	360	est.	TBD	(2)	DH
Energy 6507	60,000	est.	360	est.	TBD	(2)	DH
Energy 6508	60,000	est.	360	est.	TBD	(2)	DH
Energy 5501	57,848		341		1969		2015
Energy 2201	22,556		242		1973		2015

TBD:	To be determined.
DH:	OPA 90 limitations are not applicable to these double-hulled vessels.
(1)	Prior to January 1 of the year indicated (except for the Energy 11101 for which the date is June 1, 2009 and the Energy 11102 for which the date is December 31, 2009), according to OPA 90, the vessel must be refurbished as a double hull or be retired from petroleum transportation service in U.S. waters. For a discussion of OPA 90 see “—Environmental and Other Governmental Regulation” below.
(2)	The Energy 6506, Energy 6507 and Energy 6508 are 60,000-barrel double-hulled tank barges currently under construction with anticipated delivery on various dates throughout 2007.

Additional information with respect to our TTB segment can be found in Note 14 of our consolidated financial statements.

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

Jones Act Qualified Fleet.    All but two of our vessels are Jones Act qualified. The Jones Act prohibits vessels that are foreign built, foreign owned, foreign crewed or foreign flagged from participating in the U.S. coastwise trade. Nearly all of the services provided by our vessels, in both of our fleets, constitute coastwise trade as defined by the Jones Act. Consequently, competition for our services is largely restricted to other U.S. vessel owners and operators.

Young OSV Fleet with Lower Cost of Ownership.    We believe that we operate one of the youngest fleets of U.S.-flagged OSVs. While the average age of the conventional 180’ U.S.-flagged OSV fleet is approximately 27 years, the average age of our existing OSV fleet is approximately six years. Based on our current fleet complement, once our 15 new vessels now under construction or conversion are delivered, our average fleet age will be even lower. Newer vessels generally experience less downtime and require significantly less maintenance and scheduled drydocking costs compared to older vessels. In addition, we believe that our operation of new, technologically advanced OSVs gives us a competitive advantage in obtaining long-term contracts for our vessels and in attracting and retaining crews. Since we accepted delivery of our first OSV in November 1998, the average utilization rate for our OSVs has been approximately 93% based on a 365-day denominator. According to WorkBoat magazine, the GoM industry average for conventional 180’ OSVs was approximately 85% over the same time period, based on vessel days available for service. We expect that our newer, larger, faster and more cost-efficient vessels will remain in high demand as deepwater, ultra-deepwater and other complex and challenging exploration, development and production activities continue to increase globally and as opportunities for military and other specialty service contracts continue to present themselves.

Commitment to Quality, Health, Safety and the Environment.    As part of our commitment to Quality, Health, Safety and the Environment, we have voluntarily pursued and received certifications that are not generally held by other companies in our industry. We are one of the few OSV companies operating in the GoM and internationally that is approved under the U.S. Coast Guard’s Streamlined Inspection Program in which we and the Coast Guard cooperate to develop training, inspection and compliance processes, with our personnel conducting periodic examinations of vessel systems to the requirements of the vessels’ Coast Guard certifications, and taking corrective actions where necessary. Both of our principal office locations in Covington, Louisiana and Brooklyn, New York and our field office in Trinidad, as well as all of our vessels in the OSV fleet and a majority of our vessels in the TTB fleet, are certified under the International Safety Management Code, or ISM Code, developed by the International Maritime Organization to provide internationally recognized standards for the safe management and operation of ships and for pollution prevention. We received ISO 14001:2004 certification for our environmental management system in 2006. Quality, Health, Safety and Environmental Certifications are an increasingly important consideration for both our OSV and TTB customers due to the environmental and regulatory sensitivity associated with offshore drilling and production activity and waterborne transportation of petroleum products, respectively. We believe that customers recognize our commitment to safety and that our strong reputation and performance history provide us with a competitive advantage.

Leading Market Presence in Core Target Markets.    Our 23 U.S.-flagged OSVs comprise the second largest fleet of technologically advanced, new generation OSVs qualified for work in the GoM. Currently, 16 of our 23 U.S.-flagged OSVs operate in that area. We also operate three U.S.-flagged OSVs and one foreign-flagged AHTS offshore Trinidad, which currently represents the largest market share in that region. We believe that we are the fourth largest tank barge transporter of petroleum products in New York Harbor, a market that has a fairly even distribution among the top five operators and we operate one of the largest fleets of tugs and tank barges for the transportation of petroleum products in Puerto Rico. We believe that having scale in our selected markets benefits our customers and provides us with operating efficiencies.

Successful Track Record of Vessel Construction and Acquisitions.    Our management has significant naval architecture, marine engineering and shipyard experience. We believe we are unique in the role we play in the design of our vessels and the manner in which we work closely with our contracted shipyards in their construction. We typically source and supply many of the manufactured components (owner-furnished equipment), comprising a large portion of the aggregate cost of a vessel, directly from vendors rather than through the shipyard. In addition to substantial cost savings, we believe our approach enables us to better control the construction process, resulting in a higher quality vessel and an enhanced level of service from these vendors during the applicable warranty periods. Our company has designed its operations and management systems in contemplation of additional growth through new vessel construction and acquisitions. To date, we have successfully completed three proprietary OSV newbuild programs involving 17 new generation OSVs and one proprietary TTB newbuild program involving five ocean-going double-hulled tank barges. In addition, our MPSV conversion program, our fourth OSV newbuild program, and our second TTB newbuild program are currently underway. To date, we have also successfully completed and integrated multiple acquisitions involving 17 ocean-going tugs and 13 ocean-going tank barges, two coastwise tankers, six 220’ new generation OSVs, one 165’ fast supply vessel, and two foreign-flagged AHTS vessels.

Experienced Management Team with Proven Track Record.    Our executive management team has an average of 22 years of domestic and international marine transportation industry-related experience. We believe that our team has successfully demonstrated its ability to grow our fleet through new construction and strategic acquisitions and to secure profitable contracts for our vessels in both favorable and unfavorable market conditions. Moreover, our in-house engineering team has significant operating experience that enables us to more effectively design and manage our new vessel construction programs, adapt our vessels for specialized purposes, oversee and manage the drydocking process and provide custom marine engineering solutions to our customers. We believe this will continue to result in a lower overall cost of ownership over the life of our vessels compared to our competitors, as well as a competitive advantage in securing contracts for our vessels as the benefits of our proprietary designs and in-house engineering capabilities are recognized by our customers.

Our Strat egy

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

Expand Fleet Through Newbuilds and Strategic Acquisitions.    We plan to expand our fleet through construction of new vessels, including construction of new generation OSVs and double-hulled tank barges, as market conditions warrant, through conversion and retrofitting of existing vessels and through strategic acquisitions. Our current fleet expansion initiatives include our MPSV conversion program, our second TTB newbuild program, and our fourth OSV newbuild program. The main determinants of the level and timing of incremental newbuild programs initiated by us in the future will be our assessment of the visible supply and visible demand for our vessels and our receiving acceptable shipyard terms and conditions. We intend to use our expertise and experience to evaluate the economics of, and where appropriate, execute strategic acquisitions where the opportunity exists to expand our service offerings in our core markets and create or enhance long-term customer relationships. As of December 31, 2006, we have completed multiple acquisitions involving 45 vessels, and constructed 17 proprietary OSVs and five proprietary double-hulled tank barges with 13 OSVs, three tank barges, two MPSVs and four ocean-going tugs currently under construction, conversion or retrofit.

Pursue Optimal Mix of Long-Term and Short-Term Contracts.    We seek to balance our portfolio of customer contracts by entering into both long-term and short-term charters. Long- term charters, which contribute to higher utilization rates, provide us with more predictable cash flow. Some of our long-term charters contain annual dayrate escalation provisions. Short-term charters provide the opportunity to benefit from increasing dayrates in favorable market cycles, but are also subject to the negative effect of declining market cycles. We plan our mix of long-term and short-term, or spot, market contracts with respect to our OSVs based on anticipated market conditions. Our COA with Amerada Hess for the services of tugs and tank barges in the northeastern United States expired on March 31, 2006. Although we considerably reduced the amount of cargo transported for Amerada Hess since the expiration of the COA, we have successfully redeployed the barrel-carrying capacity previously required to serve the COA through other customers. We believe that the tank barge market in the northeastern United States is currently operating at or near full practical capacity. This has allowed us to diversify our TTB customer base and geographic markets by exposing a greater portion of our fleet to currently favorable market conditions. Other than the Amerada Hess COA, our other TTB contracts typically have been renewed annually over the last several years.

Build Upon Existing Customer Relationships.    We intend to build upon existing customer relationships by expanding the services we offer to those customers with diversified marine transportation needs. Many integrated oil and gas companies require OSVs to support their exploration and production activities and ocean-going tugs and tank barges to support their refining, trading and retail distribution activities. During 2005 and 2006, we were able to access a new market application for our double-hulled tank barges by using them to support existing OSV customers for upstream services such as deepwater well testing in the GoM. Moreover, many of our customers that conduct operations internationally have expressed interest in chartering our OSVs in such markets. We now have roughly 20% of our supply vessel fleet chartered for use in international markets, with four OSVs operating offshore Trinidad and one OSV and one fast supply vessel offshore Mexico. Our management team has significant international experience and will continue to evaluate such opportunities.

Optimize Tug and Tank Barge Operations.    Due to OPA 90 phase-out requirements of single-hulled barges, the total barrel-carrying capacity of existing tank vessels transporting petroleum products domestically is projected to decline from its current level without a commensurate increase in newbuildings and retrofittings. In addition, the energy industry is increasingly outsourcing its marine transportation requirements and focusing on safety and reliability as a key determinant in awarding new business. We believe that these trends are improving the balance of supply and demand, resulting in improved tank barge utilization and dayrates. Notwithstanding the recent deployment of our TTB equipment to upstream customers, these trends have recently allowed us to roughly double our operating margin for downstream work in this segment over year-ago levels to a higher new level that we believe is sustainable for the foreseeable future.

Custome rs and Charter Terms

Major oil companies, large independent oil and gas exploration, development and production companies and large oil service companies constitute the majority of our customers for our OSV services, while refining, marketing and trading companies constitute the majority of our customers for our TTB services. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. We enter into a variety of contract arrangements with our customers, including spot and time charters, COAs, consecutive voyage contracts and, occasionally, bareboat charters. Our contracts are obtained through competitive bidding or, with established customers, through negotiation. For the year ended December 31, 2006, Amerada Hess Corporation and Military Sealift Command each accounted for more than 10% of our total revenues. For a discussion of significant customers in prior periods, see Note 13 of the notes to our consolidated financial statements.

Most of the contracts for our OSVs contain early termination options in favor of the customer; however, some have early termination penalties designed to discourage the customers from exercising such options. Our tank barges have historically operated under time charters or COAs commensurate with market conditions. However, since the non-renewal of our five-year COA with Amerada Hess, which expired March 31, 2006, we have been successful in shifting our entire TTB fleet to time charters. Since we commenced operations, our OSVs have performed services for more than 90 different customers, and our tugs and tank barges have performed services for more than 250 different customers. Because of the variety and number of customers historically using the services of our fleet, and the approximate balance between supply and demand in both the OSV and TTB markets, we believe that the loss of any one customer would not have a material adverse effect on our business.

Because of our successful proprietary newbuild designs, charterers have contacted us in certain circumstances to construct vessels to meet their needs. In such circumstances, we have generally contracted these specially designed vessels for three to five years, with renewal options, before construction is completed. Although we will design vessels to meet the specific needs of a charterer, we ensure in our design that customization does not preclude efficient operation of these vessels for other customers, for other purposes or in other situations.

Co mpetition

We operate in a highly competitive industry including competitors with conventional 180’ OSVs, competitors with new generation OSVs and competitors in the TTB business with both single-hullled and double-hulled tank barges. Competition in the OSV and domestic ocean-going TTB segments of the marine transportation industry primarily involves factors such as:

•	quality and capability of the vessels and crew members;

•	ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	price; and

•	experience.

All but two of our 60 vessels are U.S.-flagged and are qualified under the Jones Act to engage in domestic coastwise trade. The terms of the Jones Act restrict the ability of vessels that are not built in the United States, documented under the laws of the United States and controlled by U.S. citizens to engage in the coastwise trade in the United States and Puerto Rico. See “—Environmental and Other Governmental Regulation” for a more detailed discussion of the Jones Act.

We believe that only about 30% of the new generation OSVs currently operating in the GoM are owned by publicly-traded companies. We believe we operate the second largest fleet of new generation OSVs in the GoM, and are the only publicly traded company with a significant fleet of U.S.-flagged, new generation OSVs. In contrast, approximately 54% of the conventional 180’ OSVs operating on the Continental Shelf of the GoM are owned by publicly-traded companies. We operate one of the largest tank barge fleets in Puerto Rico and believe that we are the fourth largest transporter by tank barge of petroleum products in New York Harbor, a market that has a fairly even distribution among the top five competitors. All but one of our direct competitors in our segment of the TTB industry are privately held.

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

Although some of our principal competitors are larger and have greater financial resources and, with respect to OSVs, extensive international operations, we believe that our operating capabilities and reputation enable us to compete effectively with other fleets in the market areas in which we operate. In particular, we believe that the relatively young age and advanced features of our OSVs provide us with a competitive advantage. The ages of our OSVs range from three years to nine years, while the average age of the industry’s conventional 180’ U.S.-flagged OSV fleet is approximately 26 years. Retirement of older vessels has already commenced and we believe that many more of these older vessels will be retired in the next few years. The young age of our fleet, together with the advanced capabilities of our vessels, position us to take advantage of the expanding deepwater, deep well and other logistically demanding exploration and production projects in the GoM and around the world. In addition, our new generation OSVs are also increasingly in demand by our customers for conventional shallow-water drilling projects because of the ability of our OSVs to reduce overall offshore logistics costs for the customer through the vessels’ greater capacities and operating efficiencies. We also compete with other operators of new generation OSVs

Environmental and Other Governmental Regulation

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

Under the Jones Act, the privilege of transporting merchandise or passengers for hire in the coastwise trade in U.S. domestic waters is restricted to only those vessels that are controlled by U.S. citizens and are built in and documented under the laws of the United States. To engage in coastwise trade, a corporation is not considered a U.S. citizen unless, among other things:

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

We meet all of the foregoing requirements. If we should fail to comply with these requirements, our vessels would lose their eligibility to engage in coastwise trade within U.S. domestic waters. To facilitate compliance, our certificate of incorporation:

•	limits ownership by non-U.S. citizens of any class of our capital stock (including our common stock) to 20%, so that foreign ownership will not exceed the 25% permitted;

•	permits withholding of dividends and suspension of voting rights with respect to any shares held by non-U.S.citizens that exceed 20%;

•	permits a stock certification system with two types of certificates to aid tracking of ownership;

•	permits our board of directors to redeem any shares held by non-U.S. citizens that exceed 20%; and

•	permits our board of directors to make such determinations to ascertain ownership and implement such measures as reasonably may be necessary.

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

OPA 90 and regulations promulgated pursuant thereto impose a variety of regulations on “responsible parties” related to the prevention and/or reporting of oil spills and liability for damages resulting from such spills. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Under OPA 90, “tank vessels” of over 3,000 gross tons that carry oil or other hazardous materials in bulk as cargo, a term, which includes our tank barges, are subject to liability limits of the greater of $1,200 per gross ton or $10 million. For any vessels, other than “tank vessels,” that are subject to OPA 90, the liability limits are the greater of $600 per gross ton or $500,000. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. In addition, there are no liability limits for vessels carrying crude oil from a well situated on the Continental Shelf. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply and certain defenses may not be available. Moreover, OPA 90 imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. As required, we have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our vessels over 300 tons.

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

OPA 90 requires that all newly-built tank vessels used in the transportation of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. We previously retired from service three single-hulled tank barges at the end of 2004 pursuant to OPA 90. One of the three single-hulled barges, the Energy 8701, returned to service during 2006 after a re-measurement conducted by the U.S. Coast Guard and recertification extending its retirement date to 2015. Modifying or replacing existing vessels to provide for double hulls will be required of all tank barges and tankers in the industry by the year 2015. We are in a favorable position concerning this provision because a significant number of vessels in our fleet of tank barges measure less than 5,000 gross tons. Vessels of such tonnage may continue to operate without double hulls through the year 2015. Under existing legal requirements, therefore, we will be required to modify or retire from service only two of our existing single-hulled tank barges before 2015. However, if there are changes in the law that accelerate the time frame for retirement of such vessels, or if customer policies or preferences that mandate the use of double-hulled vessels become significantly more prevalent, absent our implementation of a more aggressive replacement or newbuild program, such changes in law or in customer mandates could adversely affect our results of operations and financial condition.

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

Both of our principal office locations in Covington, Louisiana and Brooklyn, New York, our field office in Trinidad, as well as all of the vessels in our OSV fleet and a majority of our vessels in our TTB fleet, are certified to the standards of the ISM Code for the safe management and operation of ships and for pollution prevention. In addition, our OSVs, domestically and internationally, participate in the U.S. Coast Guard’s Streamlined Inspection Program (SIP), which ensures the overall readiness level of our vessel lifesaving and other critical safety and emergency systems. We believe that our voluntary attainment and maintenance of these certifications and participation in these programs provides evidence of our commitment to operate in a manner that minimizes any impact on the environment from our fleet operations.

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

Certain of our competitors have announced plans to construct new OSVs to be deployed in domestic and foreign locations. A remobilization to the GoM oilfield of U.S.-flagged OSVs currently operating in other regions or in non-oilfield applications would result in an increase in OSV capacity in our primary market. Additionally, construction of double-hulled, ocean-going tank barges in sufficient size and number to exceed the replacement of the single-hulled tank barges that have been or still need to be retired under OPA 90 would create an increase in ocean-going tank barge capacity. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting OSVs or tank barges that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in oil and natural gas prices on our results of operations and financial condition. Similarly, any increase in the supply of ocean-going tank barges, could not only increase competition for charters and lower utilization and dayrates, which could negatively affect our revenues and profitability, but could also worsen the impact of any reduction in domestic consumption of refined petroleum products or crude oil on our results of operations and financial condition.

Intense competition in our industry could reduce our profitability and market share.

Contracts for our OSVs and tank barges are generally awarded on an intensely competitive basis. The most important factors determining whether a contract will be awarded include:

•	quality and capability of the vessels and crew members;

•	ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	price; and

•	experience.

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

The failure to successfully complete construction or conversion of our vessels or repairs, maintenance and routine drydockings on schedule and on budget and to utilize such vessels and the other vessels in our fleet at profitable levels could adversely affect our financial condition and results of operations.

We have 13 new generation OSVs and three double-hulled, ocean-going tank barges currently under construction, four ocean-going tugs being retrofitted and two coastwise sulfur tankers currently undergoing conversion into MPSVs. We have also announced plans to construct additional double-hulled tank barges and may plan to construct other such vessels as market conditions warrant. We also routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our construction projects and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments or anticipated revenues with respect to vessels under construction, conversion or for other drydockings. Further, significant cost overruns or delays for vessels under construction, conversion or retrofit not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations. Moreover, customer demand for vessels currently under construction or conversion may not be as strong as we presently anticipate, and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability. In addition, our OSVs are typically chartered or hired to provide services to a specified drilling rig. A delay in the availability of the drilling rig to our customer may have an adverse impact on our utilization of the contracted vessel and thus on our financial condition and results of operations. Likewise, there are several deepwater-capable drilling rigs under construction that, if delayed or cancelled, could adversely impact us.

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

Revenues from our TTB business could be adversely affected by a decline in demand for domestic refined petroleum products and crude oil or a change in existing methods of delivery in response to insufficient availability of TTB services and other conditions.

A reduction in domestic consumption of refined petroleum products or crude oil may adversely affect the revenues of our TTB business and, therefore, our financial condition and results of operation. Weather conditions also affect demand for our TTB services. For example, a mild winter may reduce demand for heating oil in the northeastern United States.

Moreover, alternative methods of delivery of refined petroleum products or crude oil may develop as a result of insufficient availability of TTB services, the cost of compliance with homeland security, environmental regulations or increased liabilities connected with the transportation of refined petroleum products and crude oil. For example, long-haul transportation of refined petroleum products and crude oil is generally less costly by pipeline than by tank barge. While there are significant impediments to building new pipelines, such as high capital costs and environmental concerns, entities may propose new pipeline construction to meet demand for petroleum products. To the extent new pipeline segments are built or existing pipelines converted to carry petroleum products, such activity could have an adverse effect on our ability to compete in particular markets.

The early termination of contracts on our vessels could have an adverse effect on our operations.

Most of the long-term contracts for our vessels contain early termination options in favor of the customer; however, some have early termination penalties or other provisions designed to discourage the customers from exercising such options. We cannot assure that our customers would not choose to exercise their termination rights in spite of such penalties or the threat of litigation with us. Until replacement of such business with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business on economically equivalent terms.

We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the Customs Service is authorized to inspect vessels at will. Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, or operational changes. While we endeavor to comply with all applicable laws, we might not and our failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect our financial condition and results of operations.

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

Our vessels are subject to operating risks such as:

•	catastrophic marine disaster;

•	adverse weather and sea conditions;

•	mechanical failure;

•	collisions or allisions;

•	oil and hazardous substance spills;

•	navigation errors;

•	acts of God; and

•	war and terrorism.

The occurrence of any of these events may result in damage to or loss of our vessels and their tow or cargo or other property and injury to passengers and personnel. If any of these events were to occur, we could be exposed to liability for resulting damages and possible penalties, that pursuant to typical marine indemnity policies, we must pay and then seek reimbursement from our insurer. Affected vessels may also be removed from service and thus be unavailable for income-generating activity. While we believe our insurance coverage is at adequate levels and insures us against risks that are customary in the industry, we may be unable to renew such coverage in the future at commercially reasonable rates. Moreover, existing or future coverage may not be sufficient to cover claims that may arise. Finally, we do not maintain insurance for loss of income resulting from a marine casualty

Our expansion into international markets subjects us to risks inherent in conducting business internationally.

Over the past several years we have derived an increasing portion of our revenues from foreign sources. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel seizure or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, kidnapping of or assault on personnel, adverse tax consequences, difficulties and costs of staffing international operations, currency exchange rate fluctuations and language and cultural differences. All of these risks are beyond our control and difficult to insure against. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.

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

In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of the volatility of the oil and gas industry and the demanding nature of the work, potential vessel employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers and to retain our current employees such as occurred in 2006. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our financial condition and results of operations may be adversely affected. If we are unable to recruit qualified personnel we may not be able to operate our vessels at full utilization, which would adversely affect our results of operations.

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws preempt state workers’ compensation laws and permit these employees and their representatives to pursue actions against employers for job-related incidents in federal courts based on tort theories. Because we are not generally protected by the damage limits imposed by state workers’ compensation statutes, we may have greater exposure for any claims made by these employees.

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

Restrictions contained in the indenture governing our 6.125% Senior Notes due 2014 and in the agreement governing our revolving credit facility may limit our ability to obtain additional financing and to pursue other business opportunities.

Covenants contained in the indenture governing our 6.125% Senior Notes due 2014 and in the agreement governing our revolving credit facility require us to meet certain financial tests, which may limit or otherwise restrict:

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

OPA 90 requires that all newly-built tank vessels used in the transportation of petroleum products be built with double hulls and provides for a phase-out period for existing single-hulled vessels. Modifying or replacing existing vessels to provide for double hulls will be required for all tank barges and tankers in the industry by the year 2015. A significant number of vessels in our tank barge fleet measure less than 5,000 gross tons. Under current law, certain of our vessels may continue to operate without double hulls through 2014. However, if there are changes in the law that accelerate the time frame for retirement of such vessels, or if customer policies or preferences that mandate the use of double-hulled vessels become significantly more prevalent, absent our implementation of a more aggressive replacement or newbuild program, such changes in law or in customer mandates could adversely affect our results of operations and financial condition.

We may not have the ability to raise the funds necessary to settle conversion of the 1.625% convertible senior notes or to purchase such notes upon a fundamental change or on other purchase dates as defined in the agreement, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of shares.

Upon conversion of the 1.625% convertible senior notes, we may pay a settlement amount in cash and shares of our common stock, if any, based upon a 25 trading-day observation period. In addition, on November 15, 2013, November 15, 2016 and November 15, 2021, holders of the 1.625% convertible senior notes may require us to purchase their notes for cash. We cannot assure you that we will have sufficient financial resources, or would be able to arrange financing, to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the 1.625% convertible senior notes tendered by the holders in cash. Further, our ability to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the 1.625% convertible senior notes in cash may be subject to limitations in our revolving credit facility or any other indebtedness we may have in the future. If the holders of the 1.625% convertible senior notes convert such notes or require us to repurchase them, we may seek the consent of our lenders or attempt to refinance the debt, but there can be no assurance that we will be able to do so. Failure by us to pay the settlement amount upon conversion or purchase the notes when required will result in an event of default with respect to the notes, which may also result in the acceleration of our other indebtedness.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors such as volatility in our vessel dayrates, changes in utilization, vessel incidents and other unforeseen matters. Many of these factors that may cause our actual financial results to vary from our publicly disclosed earnings guidance and forecasts are outside of our control.

Our actual financial results might vary from those anticipated by us or by securities analysts and investors, and these variations could be material. From time to time we publicly provide earnings or other forms of guidance, which reflect our predictions about future dayrates, utilization, operating costs and capital structure, among other factors. These numerous assumptions may be impacted by factors that are beyond our control and might not turn out to be correct.

We are susceptible to unexpected increases in operating expenses such as materials and supplies, crew wages, maintenance and repairs, and insurance costs.

Many of our operating costs are unpredictable and vary based on events beyond our control. Our gross margins will vary based on fluctuations in our operating costs. If our costs increase or we encounter unforeseen costs, we may not be able to recover such costs from our customers, which could adversely affect our financial position, results of operations and cash flows.

The convertible note hedge and warrant transactions may affect the value of our common stock.

In connection with the original issuance of the 1.625% convertible senior notes, we entered into convertible note hedge and warrant transactions with counterparties that include affiliates of the initial purchasers of the convertible senior notes. The convertible note hedge transactions are expected to reduce the potential dilution upon conversion of such notes. However, if the warrants are exercised, such exercise would mitigate some of that reduction. In connection with these hedging and warrant transactions, such counterparties or their affiliates may enter into, or may unwind, various derivatives and/or purchase or sell our common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes).

The effect, if any, of these convertible note hedge and warrant transactions or any of these hedging activities on the market price of our common stock or the convertible senior notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could materially and adversely affect the value of our common stock.

The fundamental change purchase feature of the 1.625% convertible senior notes and provisions of our certificate of incorporation, bylaws, stockholder rights plan and Delaware law may delay or prevent an otherwise beneficial takeover attempt of our company.

The terms of the notes require us to purchase the notes for cash in the event of a fundamental change. A takeover of our company would trigger the requirement that we purchase the notes. Furthermore, our certificate of incorporation and bylaws, Delaware corporations law, and our stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

Conversion of the 1.625% convertible senior notes or exercise of the warrants issued in the warrant transactions may dilute the ownership interest of existing stockholders.

The conversion of the 1.625% convertible senior notes or exercise of some or all of the warrants we issued in the warrant transactions may dilute the ownership interests of existing stockholders. Although the convertible note hedge transactions are expected to reduce potential dilution upon conversion of the 1.625% convertible senior notes, the warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants. Any sales in the public market of our common stock issuable upon such conversion of the 1.625% convertible senior notes could adversely affect prevailing market prices of our common stock. In addition, the anticipated exercise of the warrants for shares of our common stock could depress the price of our common stock.

Operating Hazards and Insurance

The operation of our vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to our vessels and cargo. We maintain insurance coverage that we consider customary in the industry against certain of these risks, including, as discussed above, $1 billion in pollution insurance for the TTB fleet and $105 million of pollution coverage for the OSVs. We believe that our current level of insurance is adequate for our business and consistent with industry practice, and we have not experienced a loss in excess of our policy limits. We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, or insurance, if available, may be at rates that we do not consider to be commercially reasonable. In addition, as single-hulled tank barges increase in age, insurers may be less willing to insure and customers less willing to hire single-hulled vessels. The terms of our entry into a mutual protection and indemnity association covering marine risks relating to our TTB business allows additional premiums to be called for from time to time, and paid by association members in respect of unanticipated reserve requirements of the association.

Employees

On December 31, 2006, we had 742 employees, including 583 operating personnel and 159 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to enjoy good relations with our employees.

Properties

Our corporate headquarters are located in Covington, Louisiana. Our primary office lease covers 23,756 square feet and has an initial term of five years, which commenced in September 2003, with two additional five-year renewal periods. In August 2005 and December 2005, we entered into agreements that increased our total office space by an additional 5,500 square feet and 4,700 square feet, respectively. We also hold a one-year lease on 4,500-square-feet in a warehouse near our corporate headquarters to maintain spare parts inventory. To support our OSV operations in the GoM, we lease a shore base facility in Port Fourchon, Louisiana operated under the name HOS Port. Our facility lease for HOS Port, which commenced in December 2005, has an initial term of eight years with four additional five-year renewal periods. The base facility covers approximately 24 acres of land and includes approximately 1,850 linear feet of dock space and 13,125 square feet of warehouse and office space. For local support in Puerto Rico, we lease an office consisting of approximately 1,900 square feet. To support our operations in the northeastern United States, we lease office space and warehouse space in Brooklyn, New York, consisting of approximately 66,760 square feet. We also lease dock space, consisting of approximately 36,000 square feet, in Brooklyn, New York. We operate our TTB fleet from these New York facilities. The lease on our Brooklyn facilities is currently scheduled to expire in March 2007 and we intend to renew our lease for that facility prior to expiration. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding our fleet is set forth above in “—Offshore Supply Vessels—Our OSV Business” and “—Tugs and Tank Barges—Our Tug and Tank Barge Business”.

Seasonality of Business

Demand for our OSV services is directly affected by the levels of offshore drilling activity. Budgets of many of our customers are based upon a calendar year, and demand for our services has historically been stronger in the third and fourth calendar quarters when allocated budgets are expended by our customers and weather conditions are more favorable for offshore activities. Many other factors, such as the expiration of drilling leases and the supply of and demand for oil and natural gas, may affect this general trend in any particular year. In addition, we typically have an increase in demand for our OSVs to survey and repair offshore infrastructure immediately following major hurricanes in the GoM.

Tank barge services are significantly affected by the strength of the U.S. economy, changes in weather patterns and population growth that affect the consumption of and the demand for refined petroleum products and crude oil. The TTB market, in general, is marked by steady demand over time, although such demand is seasonal and often dependent on weather conditions. Unseasonably mild winters result in significantly lower demand for heating oil in the northeastern United States, which is a significant market for our TTB services. Conversely, the summer driving season can increase demand for automobile fuel and, accordingly, the demand for our services.

Availability of Reports, Certain Committee Charters and Other Information

Our website address is http://www.hornbeckoffshore.com/. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other documents that we file with, or furnish to, the Commission pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission. You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov

Our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Board of Directors Code of Business Conduct and Ethics, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website (http://www.hornbeckoffshore.com/) under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services Inc., Attn: Chief Compliance Officer, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

Item 3—Legal Proceedings

On January 18, 2007, Anthony Caiafa filed an action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc. and Todd M. Hornbeck, our Chairman of the Board, President, and Chief Executive Officer. On January 24, 2007, Thomas Schedler filed a similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc., Todd M. Hornbeck and James O. Harp, Jr., our Executive Vice President and Chief Financial Officer. On January 26, 2007, Michael D. Fontenelle filed another similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc. and Todd M. Hornbeck. On February 8, 2007, Oakmont Capital Management, LLC filed a similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc., Todd M. Hornbeck, James O. Harp, Jr. and Carl G. Annessa, our Executive Vice President and Chief Operating Officer. These lawsuits purport to be filed as a class action on behalf of the plaintiffs and other similarly situated purchasers of our securities from November 1, 2006 to January 10, 2007. In their complaints, the plaintiffs allege that Hornbeck Offshore Services, Inc. and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or by omitting to state material facts necessary to make the statements not misleading, in connection with its forward earnings guidance and its January 10, 2007 announcement of preliminary financial results for the fourth quarter of 2006 and the full year of 2006 that fell short of such guidance and indicated an anticipated reduction in 2007 guidance. The Company and such officers deny these allegations and believe that these actions are without merit. We intend to defend these actions vigorously. However, we cannot predict whether we will prevail in the actions or estimate the amount of damages that we might incur. We are also unable to estimate any reimbursement that we may receive from insurance policies in the event that we incur any damages or costs in connection with these actions.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly period indicated, the high and low sale prices for our common stock as reported by the NYSE during 2006 and 2005.

	2006		2005
	High	Low	High	Low
First Quarter	$40.73	$29.66	$26.14	$18.10
Second Quarter	$40.96	$29.44	$27.73	$20.10
Third Quarter	$36.74	$29.62	$37.49	$26.81
Fourth Quarter	$38.72	$30.47	$36.89	$27.81

On January 31, 2007, we had 174 holders of record of our common stock.

We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. Any future payment of cash dividends will depend upon the financial condition, capital requirements and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, the indenture governing our 6.125% senior notes and our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 of the notes to our consolidated financial statements for further discussion.

On November 13, 2006, we completed a private offering of $250.0 million of our 1.625% convertible senior unsecured notes due 2026, or the convertible notes, to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act. In connection with the sale of the convertible notes, we entered into convertible note hedge transactions with respect to our common stock with Jefferies International Limited, Bear, Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the dealers. Each of the convertible note hedge transactions involves the purchase of call options, or the call options, with exercise prices equal to the conversion price of the convertible notes, and is intended to limit exposure to dilution to the Company’s stockholders upon the potential future conversion of the convertible notes. The convertible note hedge transactions cover approximately the same number of shares of the Company’s common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of approximately $48.48 per share of common stock.

We also entered into separate warrant transactions, or warrants, whereby we sold to the counterparties warrants to acquire approximately the same number of shares of our common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of $62.59 per share of common stock. On exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and strike price. The issuance of the warrants and the underlying shares of our common stock issuable upon exercise of the warrants was not registered under the Securities Act, and the warrants and common stock issuable upon exercise of the warrants cannot be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements. For more information regarding this convertible note offering and convertible note hedge and warrant transactions, please refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations or Note 6 within the consolidated financial statements contained within this Annual Report on Form 10-K.

In connection with the issuance of the convertible senior notes, in November 2006 our Board of Directors authorized us to use up to 30% of the net proceeds from the convertible senior note offering to repurchase shares of the Company’s common stock.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2006	—	$—	—	—
November 1-30, 2006	1,795,100	$35.26	1,795,100	—
December 1-31, 2006	—	$—	—	—
Total Shares Repurchased	1,795,100	$35.26	1,795,100	—

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except operating and per share data)

Our selected historical consolidated financial information as of and for the periods ended December 31, 2006, 2005, 2004, 2003 and 2002 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Revenues	$274,551	$182,586	$132,261	$110,813	$92,585
Operating expenses	95,591	66,910	58,520	46,805	36,337
Depreciation and amortization	32,021	27,270	23,135	17,590	12,296
General and administrative expenses	28,388	20,327	14,759	10,731	9,681
Gain on sale of assets	1,854	1,893	65	713	32
Operating income	120,405	69,972	35,912	36,400	34,303
Loss on early extinguishment of debt	—	1,698	22,443	—	—
Interest income	16,074	3,178	356	178	667
Interest expense	17,675	12,558	17,698	18,523	16,207
Other income (loss) (1)	70	87	70	(7)	23
Income (loss) before income taxes	118,874	58,981	(3,803)	18,048	18,786
Income tax expense (benefit)	43,159	21,538	(1,320)	6,858	7,139
Net income (loss)	75,715	37,443	(2,483)	11,190	11,647
Per Share Data:
Basic net income (loss)	$2.81	$1.67	$(0.13)	$0.84	$0.96
Diluted net income (loss)	$2.76	$1.64	$(0.13)	$0.82	$0.94
Weighted average basic shares outstanding	26,966	22,369	19,330	13,397	12,098
Weighted average diluted shares outstanding(2)	27,461	22,837	19,330	13,604	12,428
Balance Sheet Data (at period end):
Cash and cash equivalents	$474,261	$271,739	$54,301	$12,899	$22,228
Working capital	489,261	290,471	52,556	17,698	22,265
Property, plant, and equipment, net	531,951	462,041	361,219	316,715	226,232
Total assets	1,098,380	796,675	460,571	365,242	278,290
Total short-term debt (3)	—	—	15,449	—	—
Total long-term debt (4)	549,497	299,449	225,000	212,677	172,306
Total stockholders’ equity	454,873	429,495	182,904	112,395	71,876
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$131,790	$75,806	$21,405	$25,499	$24,955
Investing activities	(87,138)	(120,617)	(61,378)	(98,166)	(55,771)
Financing activities	157,797	262,202	81,358	63,322	(159)
Other Financial Data (unaudited):
EBITDA (5)	$152,496	$95,631	$36,674	$53,983	$46,622
Capital expenditures	91,212	124,964	61,378	105,816	55,771
Other Operating Data (unaudited):
Offshore Supply Vessels:
Average number (6)	25.0	24.6	22.8	17.3	11.0
Average fleet capacity (deadweight)	59,042	57,658	51,938	41,312	25,006
Average vessel capacity (deadweight)	2,362	2,341	2,274	2,353	2,208
Average utilization rate (7)	90.3%	96.2%	87.5%	88.6%	94.9%
Average dayrate (8)	$19,380	$13,413	$10,154	$10,940	$12,176
Effective dayrate(9)	$17,500	$12,903	$8,885	$9,693	$11,555
Tugs and Tank Barges:
Average number of tank barges (10)	17.6	14.6	16.0	15.9	16.0
Average fleet capacity (barrels)(10)	1,488,177	1,072,075	1,156,330	1,145,064	1,130,727
Average barge size (barrels)	84,267	71,651	72,271	72,082	70,670
Average utilization rate (7)	92.7%	87.1%	82.2%	73.6%	78.1%
Average dayrate (11)	$18,064	$13,542	$11,620	$10,971	$9,499
Effective dayrate (9)	$16,745	$11,795	$9,552	$8,075	$7,419

(1)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.
(2)	For the years ended December 31, 2006, 2005 and 2004, stock options representing rights to acquire 323, 42 and 273 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are antidilutive when the results from operations are a net loss or when the exercise price of the options is greater than the average market price of the common stock for the period.
(3)	Represents the remaining balance of approximately $15,500 in aggregate principal amount of our 10.625% senior notes due 2008 that were redeemed on January 14, 2005 and excludes original issue discount associated with our 10.625% senior notes in the amount of $97 as of December 31, 2004.
(4)	Excludes original issue discount associated with our 6.125% senior notes in the amount of $503 and $551 as of December 31, 2006 and 2005, respectively. Excludes original issue discount associated with our 10.625% senior notes in the amount of $2,323 and $2,694 as of December 31, 2003 and 2002, respectively. The amount as of December 31, 2003 includes $40,000 outstanding under our long-term, revolving credit facility.
(5)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(6)	We owned 25 OSVs at December 31, 2006. The HOS Saylor and HOS Navegante were acquired in January 2005 and March 2005, respectively.
(7)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(8)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(9)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(10)	The averages for the year ended December 31, 2003 give effect to our sale of the Energy 5502 on January 28, 2003 and our acquisition of the Energy 8001 on February 28, 2003. As of December 31, 2004, our TTB fleet consisted of 16 vessels, of which three tank barges were retired from service by the end of 2004. The averages for the year ended December 31, 2005 reflect the delivery of five double-hulled tank barges under our first newbuild program, including two 135,000-barrel double-hulled tank barges in March 2005 and December 2005 and three 110,000-barrel double-hulled tank barges in July 2005, October 2005 and December 2005, respectively. We owned 18 tank barges at December 31, 2006, which includes the Energy 8701, a previously retired tank barge that was reactivated in October 2006 following a U.S. Coast Guard approved extension of its retirement date to 2015.
(11)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit their usefulness as comparative measures.

We view EBITDA primarily as a liquidity measure and, as such, we believe that the GAAP financial measure most directly comparable to this measure is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

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

EBITDA is also a financial metric used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash bonuses paid to our executive officers and other shore-based employees; (iii) to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) to assess our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA as we define that term for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively (in thousands) Information for years prior to 2006 has been reclassified to conform to the 2006 presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Components of EBITDA:
Net income (loss)	$75,715	$37,443	$(2,483)	$11,190	$11,647
Interest, net:
Debt obligations	17,675	12,558	17,698	18,523	16,207
Interest income	(16,074)	(3,178)	(356)	(178)	(667)

Total interest, net	1,601	9,380	17,342	18,345	15,540

Income tax expense (benefit)	43,159	21,538	(1,320)	6,858	7,139
Depreciation	24,070	19,954	17,408	14,393	10,351
Amortization	7,951	7,316	5,727	3,197	1,945

EBITDA	$152,496	$95,631	$36,674	$53,983	$46,622

The following table reconciles EBITDA to cash flows provided by operating activities for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively (in thousands).

	Year Ended December 31,
	2006	2005	2004	2003	2002
EBITDA Reconciliation to GAAP:
EBITDA	$152,496	$95,631	$36,674	$53,983	$46,622
Cash paid for deferred drydocking charges	(12,881)	(6,827)	(8,530)	(6,100)	(2,409)
Cash paid for interest	(18,537)	(17,888)	(24,023)	(19,718)	(19,075)
Cash paid for taxes	(1,398)	—	—	—	—
Changes in working capital	8,591	5,139	(4,960)	(1,993)	(460)
Stock-based compensation expense	5,196	—	—	—	—
Loss on early extinguishment of debt	—	1,698	22,443	—	—
Changes in other, net	(1,677)	(1,947)	(199)	(673)	277

Cash flows provided by operating activities	$131,790	$75,806	$21,405	$25,499	$24,955

In addition, we also make certain adjustments to EBITDA for loss on early extinguishment of debt, stock-based compensation expense and interest income to compute ratios used in certain financial covenants of our revolving credit facility with various lenders. We believe that these ratios are a material component of certain financial covenants in such credit agreements and failure to comply with the financial covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.

The following table provides the detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2006	2005	2004	2003	2002
Loss on early extinguishment of debt …	$—	$1,698	$22,443	$—	$—
Stock-based compensation expense…	5,196	—	—	—	—
Interest income	16,074	3,178	356	178	667

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

General

We own a fleet of 25 technologically advanced, new generation OSVs, which includes two foreign-flagged AHTS vessels that primarily operate as supply vessels and for towing jack-up rigs. We also own and operate one fast supply vessel and own two former coastwise sulfur tankers that are being converted into MPSVs. Currently, 16 of our OSVs are operating in the U.S. Gulf of Mexico, or GoM, four of our OSVs are operating offshore Trinidad, and one OSV and our fast supply vessel are working offshore Mexico. Our OSV fleet has been assembled through the completion of three OSV newbuild programs and a series of acquisitions. We are currently expanding our OSV fleet through Phase 2 of our fourth OSV newbuild program, which includes the construction of a mix of 13 proprietary 240 ED and 250 EDF class vessels, and the MPSV conversion program that includes the conversion of two sulfur tankers into 370 class MPSVs. We also own 13 active ocean-going tugs and 18 active ocean-going tank barges, six of which are double-hulled. Currently, eight of our tank barges are operating in the northeastern United States, primarily New York Harbor, seven are operating in the GoM and three are operating in Puerto Rico. In October 2006, one of our previously retired single-hulled tank barges was, with U.S. Coast Guard approval, returned to service with a new OPA 90 date of 2015. Our tug and tank barge, or TTB, fleet has been assembled through a series of acquisitions and the completion of our first TTB newbuild program. We are currently expanding our TTB fleet through our second TTB newbuild program, which includes the construction of new double-hulled tank barges and the retrofit of related tugs. We are now constructing three 60,000 barrel double-hulled tank barges and retrofitting four recently acquired ocean-going tugs for use as power units for new and existing barges as part of this program. Once these three barges are placed in service, 50% of our tank barge fleet barrel-carrying capacity will be double-hulled, up from 44% today and 7% at the end of 2004. Except for our two AHTS vessels, all of our vessels are qualified under the Jones Act to engage in U.S. coastwise trade.

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

All of our OSVs and our fast supply vessel operate under time charters, including sixteen that are chartered under long-term contracts with expiration dates ranging from March 2007 through September 2011. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

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

We have developed, through a series of three newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the Continental Shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two AHTS vessels, the ongoing conversion of two coastwise sulfur tankers for use as 370 class MPSVs, and the ongoing construction of four 240 ED class OSVs and nine 250 EDF class OSVs.

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

OSV market conditions in the GoM reached historic record levels during 2006. Our fleetwide average OSV dayrates for calendar 2006 were approximately $19,000 and our leading-edge spot dayrates were as high as $30,000 during the year. While we experienced some OSV market volatility in the spot market during the late fourth quarter of 2006, particularly for our 200 class vessels, we believe that market conditions for new generation vessels in the GoM continue to show long-term positive trends. We have observed an increased level of interest in the deepwater and ultra-deepwater regions with recent record setting well tests, total bid values for lease sales in the deepwater Western GoM reaching eight-year highs, and 12 deepwater discoveries in the GoM in 2006. Another indication of the encouraging visible demand is rising dayrates and utilization for all classes of offshore rigs, which in the past has been a barometer for OSV dayrates. Certain contracts for rigs working in deepwater and ultra-deepwater regions extend into 2013. In addition, certain operators’ have construction commitments for incremental new deepwater floating rigs, deep shelf jack-up rigs, floating production units, subsea tie-backs and other deepwater production infrastructure. The supply fundamentals for new generation OSVs could further impact market conditions. The average age of conventional 180 class OSVs is approximately 27 years; therefore, we expect that there will be a continued and accelerated attrition rate for such vessels working in the GoM and abroad. Although OSVs have been recently constructed to replace the worldwide conventional 180 class tonnage being removed from service, several U.S.-flagged new generation OSVs have left the GoM for foreign and non-oilfield markets, which is a long-term trend that we expect to continue.

Generally, we operate an ocean-going tug and tank barge together as a “tow” to transport petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our tugs and tank barges under fixed time charters, spot time charters, contracts of affreightment, or COAs, and consecutive voyage contracts. A fixed term time charter is a contract for a fixed period of time with a specified day rate, generally paid monthly. Spot time charters in the TTB industry are generally single-voyage COAs, consecutive voyage contracts, or time charter contracts with either relatively short fixed or indefinite terms. A consecutive voyage contract is a contract for the transportation of cargo for a specified number of voyages between designated ports over a fixed period of time under which we are paid based on the volume of products we deliver per voyage. Under consecutive voyage contracts, in addition to earning revenues for volumes delivered, we earn a standby hourly rate between voyages. We may also charter vessels to a third party under a bareboat charter. A bareboat charter is a “net lease” in which the charterer takes full operational control over the vessel for a specified period of time for a specified daily rate that is generally paid monthly to the vessel owner. The bareboat charterer is solely responsible for the operation and management of the vessel and must provide its own crew and pay all operating and voyage expenses. We also provide tug services to third party vessels on a periodic basis. Typically, these services include vessel docking and towage assistance.

The primary demand drivers for our TTB services are population growth, the strength of the U.S. economy, changes in weather, oil prices and competition from alternate energy sources. The TTB market, in general, is marked by steady demand over time. Our results for the first and fourth quarters of a given year are typically higher due to normal seasonal winter-weather patterns that typically result in a drop-off of activity during the second and third quarters. Because we have recently shifted nearly all of our TTB fleet from COAs to time charters and continue to diversify our services, some of our historic seasonality for this segment should be diminished. We generally take advantage of seasonal weather patterns to prepare our TTB fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during the second and third quarters. In addition, we regularly evaluate our customers’ needs and often elect to accelerate scheduled drydockings to take advantage of certain market opportunities.

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increased dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of emerging market opportunities as they develop. To expand our geographic market area and current service offering, we are now operating vessels from our TTB fleet in the GoM. These vessels are being used for the transportation of petroleum products and, more recently, ethanol. In addition, we have recently been successful in deploying our vessels in non-traditional TTB services, such as support of deepwater well testing and other specialty applications for our upstream customers. We now have 17 of our tank barges operating under time charters, including 10 that are chartered under long-term contracts with expiration dates ranging from June 2007 through April 2008.

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

In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the U.S. Coast Guard and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We generally capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 or 60 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected.

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

Recertification Costs.    Our tugs, tank barges and OSVs are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. Recertification costs can be accounted for in one of two ways: (1) defer and amortize or (2) expense as incurred. We defer and amortize recertification costs over the length of time that the recertification is expected to last, which is generally 30 or 60 months. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

Revenue Recognition.    We charter our OSVs and TTBs to customers under time charters based on a daily rate of hire and recognize revenue as earned on a daily basis during the contract period of the specific vessel. We also contract our TTBs to customers under COAs, under which revenue is recognized based on the number of days incurred for the voyage as a percentage of total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under COAs are less than 10 days in length.

Allowance for Doubtful Accounts.    Our customers are primarily major and independent, domestic and international, oil and gas and oil service companies. Our customers are granted credit on a short-term basis and related credit risks are considered minimal. We usually do not require collateral. We provide an estimate for uncollectible accounts based primarily on management’s judgment. Management uses historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts. Our historical losses have not been significant. However, because amounts due from individual customers can be significant, future adjustments to the allowance can be material if one or more individual customer’s balances are deemed uncollectible.

Income Taxes.    We follow SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future.

Stock-Based Compensation Expense.    Effective January 1, 2006, we adopted FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, utilizing the modified prospective method. Prior to the adoption of FAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” utilizing the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants for periods prior to 2006. However, FAS 123R requires all share-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the income statement based on their fair values. Compensation expense for the portion of awards for which the requisite service has not been rendered that were outstanding as of January 1, 2006 was recognized as the service was rendered on or after January 1, 2006. The compensation expense for that portion of awards was based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” At December 31, 2006, approximately $8.8 million of unrecognized compensation expense related to nonvested awards is expected to be recognized over a weighted-average period of 1.9 years.

Under our employee restricted stock agreements, effective February 14, 2006, we issued restricted stock that may not be released or transferred until the end of the performance period, which is generally three years from the grant, or measurement, date. The number of shares that will ultimately be received by the award recipients at the end of the performance period will be dependent upon our performance relative to a peer group, as defined by the employee restricted stock agreements. Performance is measured by the change in our stock price measured against the peer group during the measurement period. The actual number of shares that could be received by the award recipients can range from 0% to 200% of our base share awards depending on our performance ranking relative to the peer group. Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to three years. The compensation expense related to restricted stock awards, which is amortized over the vesting period, is determined based on the market price of our stock on the date of grant applied to the total shares that are expected to fully vest.

Results of Operations

The tables below set forth, by segment, the average dayrates and utilization rates and effective dayrates for our vessels and the average number of vessels owned during the periods indicated. These OSVs and tank barges generate substantially all of our revenues and operating profit.

The table does not include the results of operations of the HOS Hotshot, a 165-ft. new generation fast supply vessel that we acquired in May 2004.

	Years Ended December 31,
	2006	2005	2004
Offshore Supply Vessels:
Average number of vessels	25.0	24.6	22.8
Average fleet capacity (deadweight)	59,042	57,658	51,938
Average vessel capacity (deadweight)	2,362	2,341	2,274
Average utilization rate (1)	90.3%	96.2%	87.5%
Average dayrate (2)	$19,380	$13,413	$10,154
Effective dayrate (3)	$17,500	$12,903	$8,885
Tugs and Tank Barges:
Average number of tank barges	17.6	14.6	16.0
Average fleet capacity (barrels)	1,488,177	1,072,075	1,156,330
Average barge size (barrels)	84,267	71,651	72,271
Average utilization rate (1)	92.7%	87.1%	82.2%
Average dayrate (4)	$18,064	$13,542	$11,620
Effective dayrate (3)	$16,745	$11,795	$9,552

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrates represent average revenue per day, which includes charter hire and brokerage revenue, based on the number of days during the period that the OSVs generated revenue.
(3)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(4)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

Summarized financial information concerning our reportable segments for the years ended December 31, 2006 and 2005, respectively, is shown below in the following table (in thousands, except percentage changes):

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$ Change	% Change
Revenues by segment:
Offshore supply vessels
Domestic	$141,341	$88,772	$52,569	59.2%
Foreign	25,040	28,663	(3,623)	(12.6)

	166,381	117,435	48,946	41.7

Tugs and tank barges
Domestic	100,260	57,379	42,881	74.7
Foreign (1)	7,910	7,772	138	1.8

	108,170	65,151	43,019	66.0

	$274,551	$182,586	$91,965	50.4%

Operating expenses by segment:
Offshore supply vessels	$55,175	$35,936	$19,239	53.5%
Tugs and tank barges	40,416	30,974	9,442	30.5

	$95,591	$66,910	$28,681	42.9%

Depreciation and amortization by segment:
Offshore supply vessels	$17,344	$15,197	$2,147	14.1%
Tugs and tank barges	14,677	12,073	2,604	21.6

	$32,021	$27,270	$4,751	17.4%

General and administrative expenses:
Offshore supply vessels	$13,505	$9,299	$4,206	45.2%
Tugs and tank barges	14,883	11,028	3,855	35.0

	$28,388	$20,327	$8,061	39.7%

Gain (loss) on sale of assets:
Offshore supply vessels	$—	$(5)	$5	(100.0)%
Tugs and tank barges	1,854	1,898	(44)	(2.3)

	$1,854	$1,893	$(39)	(2.1)%

Operating income:
Offshore supply vessels	$80,357	$56,998	$23,359	41.0%
Tugs and tank barges	40,048	12,974	27,074	208.7

	$120,405	$69,972	$50,433	72.1%

Loss on early extinguishment of debt	$—	$1,698	$(1,698)	(100.0)%

Interest expense	$17,675	$12,558	$5,117	40.7%

Interest income	$16,074	$3,178	$12,896	405.8%

Income tax expense	$43,159	$21,538	$21,621	100.4%

Net income	$75,715	$37,443	$38,272	102.2%

(1)	Included are the amounts applicable to our Puerto Rico TTB operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Revenues.    Revenues for 2006 increased 50.4%, or $92.0 million, to $274.6 million from 2005 due to continued favorable market conditions in each of our two business segments and the increase in our average fleet size due to acquisitions and new vessel construction. Our average operating fleet was approximately 57 vessels at the end of 2006 compared to 53 vessels at the end of 2005.

Revenues from our OSV segment were 41.7% higher for 2006 compared to 2005, due primarily to dayrate improvement attributed to continued strength in the GoM, the operation of a shore-based port facility leased in December 2005 and, to a lesser extent, a full year contribution of one AHTS vessel acquired in early 2005 and placed in service in June 2005. Our utilization rate was 90.3% in 2006 compared to 96.2% in 2005. Our OSV average dayrate was $19,380 in 2006 compared to $13,413 in 2005, an increase of $5,967 or 44.5%. Domestic revenues for our OSV segment were $141.3 million in 2006, an increase of $52.6 million or 59.2%, compared to $88.8 million in 2005. Foreign revenues for our OSV segment decreased to $25.0 million for 2006, compared to $28.7 million in 2005, a decrease of $3.6 million or 12.6%, because we had an average of three fewer vessels operating internationally during 2006.

Revenues from our TTB segment increased 66.0% in 2006 compared to 2005, due to market-driven higher utilization and dayrates and the full year contribution of five newbuild double-hulled tank barges delivered on various dates throughout 2005. Our tank barge utilization increased to 92.7% for 2006 compared to 87.1% for 2005, due primarily to our continued shift in contract mix from COAs to time charters. Our tank barge average dayrate of $18,064 for 2006 increased $4,522, or 33.4%, from $13,542 for 2005. The increase in average dayrates was primarily attributed to our ability to capitalize on higher demand in the northeastern United States and diversified non-traditional TTB services, such as the support of deepwater well testing and other specialty applications for our upstream customers

Operating expenses.    Operating expenses for 2006 grew 42.9%, or $28.7 million, to $95.6 million. The increase in operating expense during 2006 is primarily due to higher personnel costs, increases in our average fleet size, expansion of our shore-based operations and higher costs for in-chartering third party equipment. We currently expect daily operating costs for existing vessels to increase approximately 20% to 25% in 2007 over 2006 levels.

Operating expenses for our OSV segment increased 53.5% for 2006 compared to 2005, primarily due to market-driven wage increases for OSV mariners, FAS 123R stock-based compensation related to restricted stock awards granted to mariners during 2006, the operation of an OSV shore-based port facility that was leased in December 2005, and an increase in customer-requested contract labor, the cost of the latter of which is offset by higher dayrates charged to such customers.

Operating expenses for our TTB segment increased 30.5% for 2006 compared to 2005, primarily as a result of market-driven wage increases for TTB mariners, FAS123R stock-based compensation related to restricted stock awards granted to mariners in 2006, the increased cost of three in-chartered third party tugs to fulfill time charter requirements, the full year contribution of five new double-hulled tank barges delivered on various dates throughout 2005, partial year contribution of two higher horsepower, ocean-going tugs placed in service during the first half of 2006, and higher insurance costs. These increases were offset, in part, by lower fuel costs in 2006 due to a shift in contract mix from COAs to time charters. Under time charter arrangements, the charterer is typically responsible for fuel costs. Average daily operating expense in 2007 for the TTB segment is expected to increase as a result of the delivery of three 60,000-barrel double-hulled tank barges and four retrofitted ocean-going tugs that are expected to be placed in service on various dates throughout 2007.

Depreciation and Amortization. Depreciation and amortization was $4.8 million higher for 2006 compared to 2005, due to a full year of depreciation for five new double-hulled tank barges that were placed in service throughout 2005, a shore-based port facility leased in December 2005, an AHTS vessel that was acquired in early 2005 and placed in service in June 2005 and, to a lesser extent, non-vessel capital expenditures that were completed during the second half of 2005. In addition, there were six OSVs that underwent their initial regulatory drydocking event during 2006, which resulted in amortization expense being recorded for these vessels for the first time. Depreciation and amortization expense is expected to increase further when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. General and administrative expenses increased $8.1 million during 2006 compared to 2005. During 2006, we recorded $5.2 million of stock-based compensation expense as a result of adopting FAS 123R. No such expense was booked for periods prior to 2006. The remainder of the increase is the result of increased headcount to implement our growth strategy and increased amounts related to our cash incentive compensation plan, awards under which vary commensurate with our financial results. Our general and administrative expenses, inclusive of FAS123R expenses, are expected to increase approximately 20% to 25% in 2007 over 2006 levels, but are still expected to remain approximately 10% to 12% of revenues.

Gain or Loss on Sale of Assets. During 2006, we recorded a $1.9 million gain in our TTB segment due to the sale of the Energy 2202, a single-hulled tank barge, and the Ponce Service, a 3,900 horsepower tug, in May 2006 and October 2006, respectively. During 2005, we recorded a $1.9 million gain in our TTB segment due to the sales of the Energy 9801 and the Energy 9501, two retired single-hulled tank barges, and the Yabucoa Service and the North Service, two older, lower horsepower tugs.

Operating Income. The variances with respect to our operating income are described above. Operating income as a percentage of revenues for our OSV segment was 48.3% for 2006, compared to 48.5% for 2005. Operating income as a percentage of revenues for our TTB segment was 37.0% for 2006, compared to 19.9% for 2005. The 2006 increase was primarily related to the shift in our TTB contract mix from COAs to time charters and the ability to deploy our TTB vessels in non-traditional TTB services, such as the support of deepwater well testing and other specialty applications for our upstream customers.

Interest Expense. Interest expense increased $5.1 million during 2006 compared to 2005, primarily as a result of the October 2005 issuance of an additional $75.0 million in principal amount outstanding under our 6.125% senior notes, lower capitalized interest and to a lesser extent the November 2006 issuance of $250.0 million of 1.625% convertible senior notes. Capitalized interest decreased $1.4 million during 2006, compared to 2005 due to a lower average construction work-in-progress balance and, to a lesser degree, a lower blended average interest rate. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased $12.9 million in 2006 resulting from increased interest rates on higher invested cash balances primarily due to the October 2005 debt and equity offerings along with approximately $156.6 million net proceeds from the November 2006 convertible senior notes offering. Our average cash balance for 2006 was $373.0 million compared to $163.0 million in 2005. Our cash balance as of December 31, 2006 was $474.3 million. Our average interest rate earned on invested cash during 2006 was approximately 5.0% compared to approximately 3.9% in 2005, primarily due to six sequential 25-basis point changes in the Federal Funds rate in 2006.

Income Tax Expense. Our effective tax rate was 36.3% and 36.5% for 2006 and 2005, respectively. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes. We recorded deferred taxes due to our federal tax net operating loss carryforwards primarily generated by accelerated depreciation for tax purposes of approximately $37.3 million as of December 31, 2006. These loss carryforwards are available through 2025 to offset future taxable income. We expect our effective tax rate to be 36.5% in 2007.

Net Income. Net income increased by 102.2%, or $38.3 million, to $75.7 million primarily due to the growth in operating income and net interest income for the reasons discussed above, which was offset in part, by higher income tax expense in 2006.

Summarized financial information concerning our reportable segments for the years ended December 31, 2005 and 2004, respectively, is shown below in the following table (in thousands, except percentage changes):

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

	Year Ended
	December 31,		Increase (Decrease)
	2005	2004	$ Change	% Change
Revenues by segment:
Offshore supply vessels
Domestic	$88,772	$59,886	$28,886	48.2%
Foreign	28,663	15,407	13,256	86.0

	117,435	75,293	42,142	56.0

Tugs and tank barges
Domestic	57,379	50,465	6,914	13.7
Foreign (1)	7,772	6,503	1,269	19.5

	65,151	56,968	8,183	14.4

	$182,586	$132,261	$50,325	38.0%

Operating expenses by segment:
Offshore supply vessels	$35,936	$29,724	$6,212	20.9%
Tugs and tank barges	30,974	28,796	2,178	7.6

	$66,910	$58,520	$8,390	14.3%

Depreciation and amortization by segment:
Offshore supply vessels	$15,197	$12,876	$2,321	18.0%
Tugs and tank barges	12,073	10,259	1,814	17.7

	$27,270	$23,135	$4,135	17.9%

General and administrative expenses:
Offshore supply vessels	$9,299	$6,342	$2,957	46.6%
Tugs and tank barges	11,028	8,417	2,611	31.0

	$20,327	$14,759	$5,568	37.7%

Gain (loss) on sale of assets:
Offshore supply vessels	$(5)	$32	$(37)	—
Tugs and tank barges	1,898	33	1,865	5,651.5

	$1,893	$65	$1,828	2,812.3%

Operating income:
Offshore supply vessels	$56,998	$26,383	30,615	116.0%
Tugs and tank barges	12,974	9,529	3,445	36.2

	$69,972	$35,912	$34,060	94.8%

Loss on early extinguishment of debt	$1,698	$22,443	$(20,745)	(92.4)%

Interest expense	$12,558	$17,698	$(5,140)	(29.0)%

Interest income	$3,178	$356	$2,822	792.7%

Income tax expense (benefit)	$21,538	$(1,320)	$22,858	—

Net income (loss)	$37,443	$(2,483)	$39,926	—

(1)	Included are the amounts applicable to our Puerto Rico TTB operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Revenues. Revenues were $182.6 million in 2005, compared to $132.3 million in 2004, an increase of $50.3 million or 38.0%. Revenues increased primarily as a result of strengthening market conditions in our OSV and TTB business segments, and to a lesser extent, our average operating fleet increasing to 53 vessels at the end of 2005 from 51 vessels at the end of 2004.

Revenues from our OSV segment increased 56.0% during 2005. Our revenue growth is primarily attributable to market-driven increases in OSV utilization and dayrates compared to the prior year and the addition of two AHTS vessels during the first quarter of 2005. Our utilization rate was 96.2% in 2005 compared to 87.5% in 2004. Our OSV average dayrate was $13,413 in 2005 compared to $10,154 in 2004, an increase of $3,259, or 32.1%. The increase in dayrates and utilization is primarily related to the significant improvement in the GoM market. Domestic revenues for our OSV segment were $88.8 million in 2005, an increase of $28.9 million or 48.2%, compared to $59.9 million in 2004 due to the recovery of the OSV market in the GoM. Foreign revenues for our OSV segment increased to $28.7 million for 2005, compared to $15.4 million in 2004, an increase of $13.3 million or 86.0%, due to having an average of three more vessels operating internationally during 2005.

Revenues from our TTB segment increased 14.4% due to our utilization rate increasing to 87.1% for 2005 compared to 82.2% for 2004. Our average dayrate of $13,542 for 2005 increased $1,922, or 16.5%, from the average dayrate of $11,620 in 2004. The increase in dayrates is attributed to higher demand for our equipment in the northeastern United States and the ability of the five double-hulled barges delivered under our first newbuild program to command higher rates as newbuild double-hulled tank barges with higher barrel-carrying capacity compared to our remaining single-hulled fleetwide average barrel-carrying capacity.

Operating Expenses. Our operating expense increased to $66.9 million in 2005, compared to $58.5 million in 2004, an increase of $8.4 million or 14.3%. The increase in operating expense during 2005 is primarily due to prevailing cost inflation trends in the oilfield and the effect of recent vessel acquisitions and newbuild deliveries, offset in part by mandatory vessel retirements at the end of 2004.

Operating expenses for our OSV segment increased 20.9% in 2005 due to increased crewing requirements on vessels to meet customer demand, higher insurance costs, and the addition of two AHTS vessels to our fleet in January 2005 and March 2005.

Operating expenses for our TTB segment increased 7.6% due to higher fuel prices and personnel costs and the addition of two higher horsepower, ocean-going tugs and five double-hulled newbuild tank barges, offset in part by the effect of the mandatory removal of three single-hulled tank barges from service at the end of 2004.

Depreciation and Amortization. Our depreciation and amortization expense was $4.1 million higher for 2005 compared to 2004 due primarily to increased drydocking activity and the impact of adding two AHTS vessels, five double-hulled tank barges and two 6,100 horsepower ocean-going tugs to our fleet, offset in part by the effect of the mandatory removal of three single-hulled tank barges from service since 2004.

General and Administrative Expense. Our general and administrative expense increased $5.6 million during 2005 compared to 2004 due to higher personnel and health insurance costs, including cash incentive compensation commensurate with our record financial results, and costs associated with corporate governance initiatives such as compliance with the Sarbanes-Oxley Act. General and administrative expenses were expected to increase due to our continued growth via vessel acquisitions, our newbuild and conversion programs and our increased reporting obligations under federal securities and corporate governance laws and stock exchange requirements.

Gain or Loss on Sale of Assets. We recorded a $1.9 million gain in our TTB segment during 2005 resulting from the sale of the Energy 9801 and the Energy 9501, two retired single-hulled tank barges, and the Yabucoa Service and the North Service, 3,000 and 2,200 horsepower ocean-going tugs, respectively.

Operating Income. The variances with respect to our operating income are described above. Operating income as a percentage of revenues for our OSV segment was 48.5% for 2005, compared to 35.0% for 2004. Operating income as a percentage of revenues for our TTB segment was 19.9% for 2005, compared to 16.7% for 2004. These increases primarily resulted from market-driven year-over-year increases in dayrates and utilization in each business segment.

Loss on Early Extinguishment of Debt. On November 3, 2004, we commenced a cash tender offer for all of the $175 million in aggregate principal amount of our 10.625% senior notes. Senior notes totaling approximately $159.5 million, or 91% of such notes outstanding, were validly tendered during the designated tender period. The remaining $15.5 million of our 10.625% senior notes were redeemed on January 14, 2005. Losses on early extinguishment of debt of approximately $1.7 million and $22.4 million were recorded during 2005 and 2004, respectively and include the redemption costs and an allocable portion of the write-off of unamortized financing costs, original issue discount, and a bond redemption premium.

Interest Expense. Interest expense decreased $5.1 million during 2005 compared to 2004 as a result of the refinancing of our 10.625% senior notes with 6.125% senior notes at the end of 2004. Other factors causing a decrease in interest expense was higher capitalized interest recorded during 2005 due to our fleet expansion programs. Capitalized interest was $3.9 million and $3.0 million for 2005 and 2004, respectively. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased $2.8 million in 2005 compared to 2004 as a result of increased interest rates and a higher average cash balance of $163.0 million, primarily due to the early fourth quarter 2005 debt and equity offerings, compared to $33.6 million in 2004. Our cash balance as of December 31, 2005 was $271.7 million.

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

Net Income. Net income increased $39.9 million during 2005 compared to 2004 due primarily to the loss on early extinguishment of debt that was recorded during 2004 and the increases in operating income previously noted.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, and borrowings under our credit facilities. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during 2007.

On September 27, 2006, we entered into a new senior secured revolving credit facility with an increased current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances. The new senior secured revolving credit facility replaced our prior revolving credit facility. The new facility has a maturity date of September 27, 2011. As of December 31, 2006, we had $100.0 million of credit immediately available under such new revolving credit facility.

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

Construction costs related to our MPSV conversion program, Phase 2 of our fourth OSV newbuild program and our second TTB newbuild program will be funded, in part, with cash on hand, including a portion of the proceeds from our October 2005 common stock offering and concurrent senior note offering, our November 2006 convertible senior note offering and projected cash flows from operations.

Cash Flows

Operating Activities.    We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $131.8 million in 2006, $75.8 million in 2005 and $21.4 million in 2004. The increase in operating cash flows from 2005 to 2006 was the result of substantially improved market conditions in both of our business segments and the growth of our fleet as a result of acquisitions and new construction. In addition, our cash flows from operations for 2006 reflect a full period of revenue contribution from two additional AHTS vessels and five new double-hulled tank barges that were placed in service during 2005 offset, in part, by higher deferred drydocking costs. The increase in operating cash flows from 2004 to 2005 was primarily related to substantially improved market conditions in both of our business segments, reduced drydock expenditures, the growth of our fleet and the net effect of the bond refinancing that we commenced in November 2004, which resulted in a lower interest rate and a change in the timing of our interest payments. Our cash flows from operations should be positively impacted in 2007 by the partial year of revenue contribution from the three new double-hulled tank barges that are expected to be delivered on various dates throughout 2007.

As of December 31, 2006, we had federal tax net operating loss carryforwards of approximately $37.3 million available through 2025 to offset future federal taxable income. These federal tax net operating losses were generated primarily through accelerated tax depreciation applied to our vessels. Our use of these tax net operating losses and additional future tax benefits may be limited due to U.S. tax laws.

Investing Activities.    Net cash used in investing activities was $87.1 million in 2006, $120.6 million in 2005 and $61.4 million in 2004. Cash utilized in 2006 consisted of construction costs incurred for our first and second TTB newbuild programs, our MPSV conversion program, our fourth OSV newbuild program and improvements made to our shore-based port facility. The cash utilized for investing activities during 2006 was partially offset by approximately $4.1 million of cash inflows from the sale of a single-hulled tank barge and an ocean-going tug. Cash invested for 2005 primarily consisted of construction costs incurred for our first TTB newbuild program and the acquisitions of two foreign-flagged AHTS vessels and one coastwise tanker, the latter of which is being retrofitted under our MPSV conversion program. The cash utilized for investing activities during 2005 was partially offset by approximately $4.3 million of net cash inflows from the sales of two retired single-hulled tank barges and two ocean-going tugs. Cash invested for 2004 primarily consisted of construction costs incurred for our first TTB newbuild program and other vessel capital expenditures. Investing activities for 2007 are anticipated to include costs related to our MPSV conversion program, our second TTB newbuild program, Phase 2 of our fourth OSV newbuild program, retrofit and construction of additional vessels, and other capital expenditures, including discretionary vessel modifications and corporate projects.

Financing Activities.    Net cash provided by financing activities was $157.8 million in 2006, $262.2 million in 2005 and $81.4 million in 2004. Net cash provided by financing activities for 2006 primarily resulted from net cash proceeds generated from our November 2006 convertible senior note offering and the accompanying convertible note hedge, warrant sale, and stock repurchase transactions Net cash provided by financing activities for 2005 primarily resulted from our October 2005 public offering of 6.1 million shares of our common stock resulting in net proceeds of approximately $205.4 million. We also received approximately $73.1 million in net proceeds in connection with the concurrent private placement of an additional $75.0 million in aggregate principal amount of our 6.125% senior notes due 2014, or additional notes, under our indenture dated as of November 23, 2004. The additional notes were priced at 99.25% of principal amount to yield 6.41% and have substantially the same terms as the existing 6.125% senior notes issued in November 2004. Net cash provided by financing activities during 2005 was also offset by the redemption of the $15.5 million non-tendered 10.625% senior notes in January 2005. Financing activities during 2004 consisted of cash inflows generated by the March 2004 initial public offering of our common stock and the November 2004 issuance of 6.125% senior notes. These cash inflows were offset by the repayment of amounts then outstanding on our revolving credit facility in March 2004 and the November 2004 repurchase of 91% of our outstanding 10.625% senior notes.

Commitments and Contractual Obligations

The following table sets forth our aggregate contractual obligations as of December 31, 2006 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
6.125% senior notes (1)	$300,000	$—	$—	$—	$300,000
1.625% convertible senior notes (2)	250,000	—	—	—	250,000
Interest payments (3)	220,127	22,438	67,313	67,313	63,063
Operating leases (4)	22,628	5,318	3,572	1,380	12,358
Vessel construction commitments (5)	444,208	239,985	204,223	—	—

Total	$1,236,963	$292,264	$299,908	$68,693	$625,421

(1)	Our 6.125% senior notes mature on December 1, 2014 and include $503 of original issue discount.
(2)	Our 1.625% convertible senior notes, with an initial interest rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, mature on November 15, 2026. Holders of the convertible senior notes may convert their notes at their option pursuant to the factors noted in the “Debt” section below.
(3)	Interest payments relate to our 6.125% senior notes due December 1, 2014 and our 1.625% convertible senior notes due November 15, 2026 with semi-annual interest payments of $9.2 million payable June 1 and December 1 and $2.0 million payable May 1 and November 1, respectively. Our semi-annual Interest payments for our convertible senior notes will decline to $1.7 million for interest payments made after November 15, 2013.
(4)	Included in operating leases are commitments for vessel rentals, a shore-based port facility, office space, office equipment and vehicles. See “—Properties” for additional information regarding our leased office space and other facilities.
(5)	The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, however, the amounts are not expected to change materially in the aggregate.

Debt

On August 31 and September 1, 2005, respectively, we filed with the Commission registration statements on Form S-3 and Form S-4 in connection with a $350.0 million universal shelf and a $150.0 million acquisition shelf. On September 15, 2005, each of these registration statements was declared effective by the Commission. On October 5, 2005, we closed an underwritten public offering of 6.1 million shares of our common stock under the Form S-3 universal shelf for total gross proceeds to us of $215.6 million before underwriting discounts, commissions and offering expenses.

On October 5, 2005, we used a portion of the net proceeds from the public offering of common stock and concurrent private placement of additional 6.125% senior notes to pay down our then-outstanding $21.0 million balance under our prior revolving credit facility due

February 2009 to a zero balance. On September 27, 2006, we entered into a new senior secured revolving credit facility due September 2011 with an increased current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances. The new senior secured revolving credit facility replaced our prior revolving credit facility. As of December 31, 2006, we had zero drawn and $100.0 million of credit immediately available under such new revolving credit facility.

As of December 31, 2006, we had outstanding debt of $299.5 million, net of original issue discount, under our 6.125% senior unsecured notes, or senior notes. The effective interest rate on the senior notes is 6.38%. Semi-annual cash interest payments of $9.2 million are due and payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity of December 1, 2014, but pursuant to the 2004 indenture under which the senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On November 13, 2006, we completed a private offering of $250.0 million of our 1.625% convertible senior unsecured notes due 2026, or the convertible notes, to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act. During the first quarter of 2007, we registered the resale of the convertible notes by the holders thereof. The convertible notes will initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year, with the first interest payment payable on May 15, 2007. The convertible notes are convertible into shares of our common stock at an initial conversion price of approximately $48.48 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 137.5% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash as discussed below. As such, we would classify the entire amount of the convertible notes outstanding as a current liability in the respective quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of shares of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or shares of our common stock or a combination of cash and shares of our common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such convertible notes.

We used a portion of the $243.8 million in net proceeds of the convertible notes offering, along with the $51.9 million in proceeds from the sale of warrants, to fund the $75.8 million cost of convertible note hedge transactions and the $63.3 million cost to repurchase approximately 1.8 million shares of our common stock contemporaneously with the closing of the convertible notes offering. The remaining net proceeds of the convertible notes offering and the warrant transactions of approximately $156.6 million will be used for general corporate purposes, including possible future acquisitions and additional new vessel construction.

Holders of the convertible notes may convert their notes prior to the close of business on the business day before the stated maturity date based on the applicable conversion rate only under the following circumstances:

•

during any calendar quarter beginning after March 31, 2007 (and only during such calendar quarter), if the closing price of our shares of common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 135% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate;

•

prior to November 15, 2013, during the five business day period after a 10 consecutive trading day period in which the trading price per $1,000 principal amount of convertible notes for each day of that period was less than 95% of the product of the closing price for our shares of common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the convertible notes;

•	if the convertible notes have been called for redemption, or

•	upon the occurrence of specified corporate transactions, as defined by the convertible note agreement.

The initial conversion rate is 20.6260 shares of common stock per $1,000 principal amount of the convertible notes. This is equivalent to an initial conversion price of approximately $48.48 per share of common stock.

In addition, holders of the convertible notes have the right to require us to purchase all or a portion of their notes on each of November 15, 2013, November 15, 2016 and November 15, 2021. Among other conditions, the holders of the convertible notes will be required to deliver a written purchase notice to a paying agent with such notice being delivered beginning any time from the opening of business on the date that is 20 business days prior to the relevant purchase date. The purchase price payable will be equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional amounts, to such purchase date.

Prior to November 15, 2011, the convertible notes will not be redeemable. However, on or after November 15, 2011, but prior to November 15, 2013, we may redeem for cash all or part of the convertible notes provided that the last reported sale price of shares of our common stock is greater than or equal to 135% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days and proper notice, as described in the convertible note agreement, has been given to the trustee, holder of the convertible notes and the paying agent. On or after November 15, 2013, we may redeem for cash all or part of the convertible notes at any time provided notice is given to the trustee, holder of the convertible notes and the paying agent.

We are obligated to use reasonable best efforts to cause a shelf registration statement covering the resale of the convertible notes and the common stock issuable upon the conversion of the convertible notes to become effective under the Securities Act no later than

180 days after the original date of issuance of the notes. We have agreed to keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the convertible notes and/or shares of common stock issuable upon conversion of the convertible notes, and (ii) the date when the holders, other than the holders that are our affiliates, of the convertible notes and the common stock issuable upon conversion or the convertible notes are able to sell all such securities immediately without restriction pursuant to the volume limit provisions of Rule 144(k) under the Securities Act or any successor rule thereto or otherwise. We will be required to pay additional interest, subject to some limitations, to the holders of the convertible notes if we fail to comply with our obligations to keep such shelf registration statement effective for the specified time period.

For additional information with respect to our new revolving credit facility, our 6.125% senior notes and our 1.625% convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred, before construction period interest, during the year ended December 31, 2006 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	For the Year	Incurred	Estimated	Projected
	Ended	Since	Program	Delivery
	December 31, 2006	Inception	Totals (1)	Dates (1)
Growth Capital Expenditures:
Active:
MPSV conversion program (2)	$27.3	$39.2	$150.0	1Q2008-2Q2008
TTB newbuild program #2 (3)	15.7	19.4	70.0	1Q2007-4Q2007
OSV newbuild program #4 (Phase 2) (4)	22.1	22.1	305.0	1Q2008-1Q2010
Pending:
OSV newbuild program #4 (Phase 1) (4)	—	—	170.0	TBD

Total:	$65.1	$80.7	$695.0

TBD – to be determined

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our active and pending newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to existing vessels that are currently contracted with shipyards for construction, retrofit or conversion.

(2)	In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370 class MPSVs. We have contracted for the retrofit and conversion of these two vessels at a domestic shipyard. The M/V W.K. McWilliams, Jr., which we acquired in November 2001 and renamed the Energy Service 9001, and the M/V Benno C. Schmidt, the sister vessel to the Energy Service 9001 that we acquired in May 2005, are the two coastwise tankers that are being converted and will be renamed upon delivery under the MPSV conversion program.

(3)

In September 2005, we announced our second TTB newbuild program, which is expected to be comprised of multiple new double-hulled tank barges with an aggregate 400,000 barrels of additional carrying capacity and related ocean-going tugs to be used as power units for new and existing barges. On August 3, 2006, we announced an expansion to the scope and specifications of the vessels to be constructed under the second TTB newbuild program, including the potential construction of additional tugs. With nearly all of our barges currently operating under time charters rather than COAs, we now plan to transition our TTB fleet toward a 1:1 tug-to-barge ratio. We are currently committed under vessel construction contracts with one domestic shipyard to build three 60,000-barrel double-hulled barges under this program and another domestic shipyard for the retrofit of four 3,000 horsepower ocean-going tugs that were purchased in July 2006. The aggregate cost to acquire and retrofit these four tugs is included in the total project budget noted above. The precise number, specifications and delivery dates of the remaining vessels to be constructed or acquired and retrofitted under this program will be finalized as decisions are reached to commence implementation of the remainder of the program based on certain internal milestones, including the negotiation of acceptable shipyard contracts.

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

During calendar 2007, we expect to drydock a total of eleven OSVs, four tugs, and three tank barges for recertification and/or discretionary vessel enhancements, and to incur non-vessel capital expenditures related primarily to information technology initiatives, transportation assets and corporate projects. The following table summarizes the costs incurred for those purposes for the years ended December 31, 2006, 2005 and 2004 and a forecast for 2007 (in millions and prior to construction period interest, as applicable):

	Year Ended December 31,
	2007	2006	2005	2004
Maintenance Capital Expenditures:	Forecast	Actual	Actual	Actual
Deferred drydocking charges	$14.7	$12.9	$6.8	$8.5
Other vessel capital improvements	7.0	8.4	4.0	8.8
Miscellaneous non-vessel additions	7.2	5.1	2.6	1.0

Total:	$28.9	$26.4	$13.4	$18.3

Inflation

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Forward Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K, including certain information set forth in the sections entitled “Business and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast”, “project,” “should” or “will” or other comparable words or the negative of such words. When you consider our forward-looking statements, you should keep in mind the risk factors and other cautionary statements we include in this Annual Report on Form 10-K.

In addition to the risk factors specified elsewhere in this Annual Report on Form 10-K, the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of vessels in our markets;

•	the effects of competition;

•	our ability to complete vessels under construction or conversion programs without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	our ability to maintain adequate levels of insurance;

•	changes in demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in domestic and international economic and political conditions;

•	changes in foreign currency exchange rates;

•	adverse domestic or foreign tax consequences;

•	uncollectible accounts receivable or longer collection periods on such accounts;

•	financial stability of our customers;

•	retention and new hiring of skilled employees and our management;

•	laws governing the health and safety of our employees working offshore;

•	catastrophic marine disasters;

•	collisions or allisions;

•	shipyard delays in drydockings;

•	adverse weather and sea conditions;

•	oil and hazardous substance spills;

•	war and terrorism;

•	acts of God;

•	our ability to finance our operations and capital requirements on acceptable terms and access the debt and equity markets;

•	our ability to recruit and retain qualified crew members;

•	our ability to charter our vessels on acceptable terms; and

•	our success at managing these risks.

Our forward-looking statements are only predictions based on our expectations at the time of such statements. Actual events or results may differ materially from those described in any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in November 2006. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock.

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

We are subject to interest rate risk on our long-term fixed interest rate 6.125% senior notes and 1.625% convertible senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026 and the effective interest rate on such notes is 2.04%. Our revolving credit facility has a variable interest rate and, therefore, is not subject to interest rate risk.

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

Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule13(a)-15(f) or Rule15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of the Company’s management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, utilizing the criteria set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hornbeck Offshore Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hornbeck Offshore Services Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hornbeck Offshore Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck Offshore Services, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Hornbeck Offshore Services, Inc. and our report dated March 1, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP

New Orleans, Louisiana

March 1, 2007

Item 9B—Other Information

Effective Income Tax Rate

In connection with our 2006 year-end financial statement closing process, we completed our evaluation of the accounting treatment of the tax benefits related to our November 2006 convertible note offering and concurrent convertible note hedge and warrant transactions. We are accounting for the tax benefits of our recent financing through the balance sheet, rather than the income statement. As a result, our effective tax rate for 2006 is 36.3% and our effective tax rate for 2007 is expected to be 36.5%. For a further discussion of our accounting treatment of these tax benefits, see Notes 6 and 9 of the notes to our consolidated financial statements.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from the Company’s definitive 2007 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 11—Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2007 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2007 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 13—Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from the Company’s definitive 2007 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 14—Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2007 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following items are filed as part of this report:

1.	Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-31 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits.

Exhibit Number	Description of Exhibit

3.1	—Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

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

4.1

—Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2

—Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

4.3

—Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2005).

4.4	—Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

4.5

—Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the

Exhibit Number	Description of Exhibit

form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.6

—Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.7

—Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

4.8

—Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9

—Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10

—Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11

—Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.12

—Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.1

—Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.2†	—Director & Advisory Director Compensation Policy, effective February 14, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the period ended December 31, 2005).

Exhibit Number	Description of Exhibit

10.3†

—Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006).

10.4†

—Senior Employment Agreement dated effective January 1, 2001 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.5†

—Employment Agreement dated effective January 1, 2001 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.6†

—Employment Agreement dated effective January 1, 2001 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.7†

—Amendment to Senior Employment Agreement dated effective February 17, 2003 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.8†

—Amendment to Employment Agreement dated effective February 17, 2003 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.9†

—Amendment to Employment Agreement dated effective February 17, 2003 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.10†

—Second Amendment to Senior Employment Agreement dated effective March 10, 2005 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the period ended December 31, 2004).

10.11†

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 2004).

10.12†

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the period ended December 31, 2004).

10.13†	—Third Amendment to Senior Employment Agreement dated effective March 31, 2006 by and between Todd M. Hornbeck and the Company (incorporated by

Exhibit Number	Description of Exhibit

reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2006).

10.14†

—Third Amendment to Employment Agreement dated effective March 31, 2006 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2006).

10.15†

—Third Amendment to Employment Agreement dated effective March 31, 2006 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 4, 2006).

10.16

—Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2006).

10.17

—Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.18

—Form of First Amendment to Indemnification Agreement for Directors, Officers and Key Employees (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003).

10.19†	—Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.20†	—Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.21†	—Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.22

—Stockholders’ Agreement dated as of June 5, 1997 between the Company, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.23†	—Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 31, 2005).

10.24†	—Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the period ended December 31, 2005).

10.25†	—Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the period ended December 31, 2005).

Exhibit Number	Description of Exhibit

10.26†	—Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.27†	—Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.28†	—Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.29

—Purchase Agreement dated November 7, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. as representatives of the Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.30

—Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.31

—Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.32

—Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 13, 2006).

*21	—Subsidiaries of the Company

*23.1	—Consent of Ernst & Young, LLP

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, in 2006 the Company adopted the provisions of FASB No. 123 (revised 2004) regarding share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP

New Orleans, Louisiana

March 1, 2007

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BA LANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$474,261	$271,739
Accounts receivable, net of allowance for doubtful accounts of $745 and $495, respectively	46,133	35,990
Other current assets	6,593	8,077

Total current assets	526,987	315,806

Property, plant and equipment, net	531,951	462,041
Goodwill, net	2,628	2,628
Deferred charges, net	31,554	15,904
Other assets	5,260	296

Total assets	$1,098,380	$796,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,472	$15,709
Accrued interest	2,314	1,653
Accrued payroll and benefits	7,859	6,590
Deferred revenue	7,693	24
Other accrued liabilities	1,388	1,359

Total current liabilities	37,726	25,335

Long-term debt, net of original issue discount of $503 and $551, respectively	549,497	299,449
Deferred tax liabilities, net	54,480	41,558
Other liabilities	1,804	838

Total liabilities	643,507	367,180

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 25,561 and 27,151 shares issued and outstanding, respectively	255	271
Additional paid-in capital	321,909	372,303
Retained earnings	132,558	56,843
Accumulated other comprehensive income	151	78

Total stockholders’ equity	454,873	429,495

Total liabilities and stockholders’ equity	$1,098,380	$796,675

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATE D STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$274,551	$182,586	$132,261
Costs and expenses:
Operating expenses	95,591	66,910	58,520
Depreciation	24,070	19,954	17,408
Amortization	7,951	7,316	5,727
General and administrative expenses	28,388	20,327	14,759

	156,000	114,507	96,414

Gain on sale of assets	1,854	1,893	65

Operating income	120,405	69,972	35,912
Other income (expense):
Loss on early extinguishment of debt	—	(1,698)	(22,443)
Interest income	16,074	3,178	356
Interest expense	(17,675)	(12,558)	(17,698)
Other income, net	70	87	70

	(1,531)	(10,991)	(39,715)

Income (loss) before income taxes	118,874	58,981	(3,803)
Income tax expense (benefit)	43,159	21,538	(1,320)

Net income (loss)	$75,715	$37,443	$(2,483)

Basic earnings (loss) per common share	$2.81	$1.67	$(0.13)

Diluted earnings (loss) per common share	$2.76	$1.64	$(0.13)

Weighted average basic shares outstanding	26,966	22,369	19,330

Weighted average diluted shares outstanding	27,461	22,837	19,330

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2004	14,528	$145	$90,351	$21,883	$16	$112,395
Initial public offering of common stock	6,126	61	71,743	—	—	71,804
Other shares issued	168	2	1,170	—	—	1,172
Comprehensive income:
Net loss	—	—	—	(2,483)	—	(2,483)
Foreign currency translation	—	—	—	—	16	16

Total comprehensive income						(2,467)

Balance at December 31, 2004	20,822	$208	$163,264	$19,400	$32	$182,904

Public offering of common stock	6,100	61	205,058	—	—	205,119
Other shares issued	229	2	3,981	—	—	3,983
Comprehensive income:
Net income	—	—	—	37,443	—	37,443
Foreign currency translation	—	—	—	—	46	46

Total comprehensive income						37,489

Balance at December 31, 2005	27,151	$271	$372,303	$56,843	$78	$429,495

Other shares issued	205	2	4,135			4,137
Repurchase of common stock	(1,795)	(18)	(63,278)	—	—	(63,296)
Purchase of convertible note hedge, net	—	—	(48,567)	—	—	(48,567)
Sale of common stock warrants	—	—	51,916	—	—	51,916
Stock-based compensation expense	—	—	5,400	—	—	5,400
Comprehensive income:
Net income	—	—	—	75,715	—	75,715
Foreign currency translation	—	—	—	—	73	73

Total comprehensive income						75,788

Balance at December 31, 2006	25,561	$255	$321,909	$132,558	$151	$454,873

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$75,715	$37,443	$(2,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,070	19,954	17,408
Amortization	7,951	7,316	5,727
Stock-based compensation expense	5,196	—	—
Provision for bad debts	250	88	(47)
Deferred tax expense (benefit)	41,760	21,538	(1,320)
Amortization of deferred financing costs	1,031	758	1,532
Gain on sale of assets	(1,854)	(1,893)	(65)
Equity income from investment	(67)	(143)	(87)
Loss on early extinguishment of debt	—	1,698	22,443
Changes in operating assets and liabilities:
Accounts receivable	(10,512)	(13,999)	(5,437)
Other current assets	(2,634)	(2,771)	(5,740)
Deferred drydocking charges	(12,881)	(6,827)	(8,530)
Accounts payable	(6,727)	12,216	1,130
Accrued liabilities and other liabilities	9,831	1,166	2,226
Accrued interest	661	(738)	(5,352)

Net cash provided by operating activities	131,790	75,806	21,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and retrofit of tugs and tank barges	(13,793)	(15,795)	(6,500)
Acquisitions and retrofit of OSVs	(2,385)	(30,555)	(3,500)
Construction of tugs and tank barges	(9,179)	(58,573)	(39,191)
Construction of OSVs and conversion of MPSVs	(52,368)	(13,484)	(2,433)
Net proceeds from sale of assets	4,074	4,347	—
Vessel capital expenditures	(8,420)	(3,979)	(8,786)
Non-vessel capital expenditures	(5,067)	(2,578)	(967)

Net cash used in investing activities	(87,138)	(120,617)	(61,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	250,000	—	—
Payment for purchase of convertible note hedge	(75,792)	—	—
Proceeds from sale of common stock warrants	51,916	—	—
Payments for repurchase of common stock	(63,296)	—	—
Proceeds from issuance of senior notes	—	74,438	225,000
Repayment of senior notes	—	(15,546)	(159,454)
Redemption premium on retirement of debt	—	(1,436)	—
Payments for bond refinancing costs	—	—	(21,006)
Payments on borrowings under credit facility	—	—	(40,000)
Deferred financing costs	(7,608)	(2,286)	3,842
Gross proceeds from public offerings of common stock	—	215,635	79,643
Payments for public offering costs	—	(10,516)	(7,839)
Net cash proceeds from other shares issued	2,577	1,913	1,172

Net cash provided by financing activities	157,797	262,202	81,358

Effects of exchange rate changes on cash	73	47	16

Net increase in cash and cash equivalents	202,522	217,438	41,402
Cash and cash equivalents at beginning of period	271,739	54,301	12,899

Cash and cash equivalents at end of period	$474,261	$271,739	$54,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$18,537	$17,888	$24,023

Cash paid for income taxes	$1,398	$—	$—

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Nature of Operations

Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels (OSVs) to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, and select international markets. The Company, through its subsidiaries, also operates ocean-going tugs and tank barges that provide transportation of petroleum products, primarily in the northeastern United States, GoM and Puerto Rico. All significant intercompany accounts and transactions have been eliminated.

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

The Company also contracts certain of its tank barges to clients under contracts of affreightment, or COAs, under which revenue is recognized based on the number of days incurred for the voyage as a percentage of total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under these contracts are less than 10 days in length.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated useful lives by classification are as follows:

Tugs	14-25 years
Tank barges	3-25 years
Offshore supply vessels	25 years
Non-vessel related property, plant and equipment	3-28 years

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

Deferred charges also include prepaid lease expenses related to the Company’s shore-based port facility. Such prepaid lease expenses are being amortized on a straight-line basis over the effective remaining term of the lease.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Customers are primarily major and independent, domestic and international, oil and oil service companies. The Company’s customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company usually does not require collateral. The Company provides an estimate for uncollectible accounts based primarily on management’s judgment using historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts.

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2006	2005	2004
Balance, beginning of year	$495	$407	$454
Changes to provision	250	88	(47)

Balance, end of year	$745	$495	$407

Goodwill

Goodwill reflects the excess of cost over the estimated fair value of the net assets acquired. Fair value is determined based on discounted cash flow or appraised values, as appropriate. The Company has performed goodwill impairment reviews by reporting unit based on a fair value concept as required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, using a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings per share. Such fair value calculations have not resulted in the impairment of goodwill.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, using the modified prospective method. Prior to the adoption of FAS 123R, the Company accounted for stock option grants in accordance with APB 25, using the intrinsic value method, and accordingly, no compensation expense was recorded for stock option grants for periods prior to 2006. Under the modified prospective method, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 or were repurchased or cancelled after the FAS 123R-required effective date. Additionally, compensation expense for the portion of awards for which the required service has not been rendered that are outstanding as of January 1, 2006 shall be recognized as the service is

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rendered on or after January 1, 2006. The compensation expense for that portion of awards shall be based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, shall be based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Impairment of Long-Lived Assets

When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. The Company did not record any impairment losses related to its long-lived assets during 2006, 2005 or 2004.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. This interpretation is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s future operating results.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$75,715	$37,443	$(2,483)

Weighted average number of shares of common stock outstanding	26,966	22,369	19,330
Add: Net effect of dilutive stock options (1) (2)	495	468	—

Adjusted weighted average number of shares of common stock outstanding (3)	27,461	22,837	19,330

Earnings (loss) per common share:
Basic	$2.81	$1.67	$(0.13)

Diluted	$2.76	$1.64	$(0.13)

(1)	As of December 31, 2006, 2005 and 2004, stock options representing rights to acquire 323, 42 and 273 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
(2)	For the year ended December 31, 2006, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of the Notes (see note 6).
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers. See Note 4 for further information regarding certain of the Company’s restricted stock awards.

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

4.    Defined Contribution Plan

The Company offers a 401(k) plan to all full time employees. Employees must be at least twenty-one years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and/or profit sharing contributions to the 401(k) plan. During the years ended December 31, 2006,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 and 2004, the Company made contributions to the 401(k) plan of approximately $3.2 million, $0.6 million and $0.5 million, respectively.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Tugs	$54,505	$37,911
Tank barges	135,895	133,402
Offshore supply vessels	322,831	317,860
Non-vessel related property, plant and equipment	16,091	9,728
Less: Accumulated depreciation	(94,042)	(71,805)

	435,280	427,096

Construction in progress (vessel and non-vessel)	96,671	34,945

	$531,951	$462,041

6.    Long-Term Debt

Senior Notes

On July 24, 2001, the Company issued $175.0 million in aggregate principal amount of 10.625% senior notes, or old senior notes. The old senior notes were due to mature on August 1, 2008 and required semi-annual interest payments at an annual rate of 10.625% on February 1 and August 1 of each year until maturity. The effective interest rate on the old senior notes was 11.18%. No principal payments were due until maturity. On November 3, 2004, the Company commenced a cash tender offer for all of the old senior notes. Old senior notes totaling approximately $159.5 million, or 91% of the notes outstanding, were validly tendered during the designated tender period and repurchased during 2004. The remaining $15.5 million of old senior notes were redeemed on January 14, 2005. A loss on early extinguishment of debt for the old senior notes of approximately $22.4 million and $1.7 million was recorded during the fourth quarter of 2004 and the first quarter of 2005, respectively. These losses include the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to registered exchange offers, the new senior notes and additional notes issued in November 2004 and October 2005 that were initially sold pursuant to private placements were exchanged for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offers was registered under the Securities Act. Both series of senior notes were issued under and are entitled to the benefits of the same 2004 indenture

The new senior notes and additional notes, or collectively, the senior notes, mature on December 1, 2014 and require semi-annual interest payments on June 1 and December 1 of each year until maturity. No principal payments are due until maturity. The senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Senior Notes

On November 13, 2006, the Company issued in a private placement $250.0 million of convertible senior notes due 2026, or the convertible notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act. During the first quarter of 2007, the Company registered the resale of the convertible notes by the holders thereof. The convertible notes bear interest at an annual rate of 1.625%, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year, with the first interest payment payable on May 15, 2007. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only under the following circumstances:

•

during any calendar quarter beginning after March 31, 2007 (and only during such calendar quarter), if the closing price of the Company’s shares of common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 135% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate;

•

prior to November 15, 2013, during the five business day period after a 10 consecutive trading day period in which the trading price per $1,000 principal amount of senior subordinated convertible notes for each day of that period was less than 95% of the product of the closing price for the Company’s shares of common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the convertible notes;

•	if the convertible notes have been called for redemption, or

•	upon the occurrence of specified corporate transactions, as defined by the convertible note agreement.

The initial conversion rate of 20.6260 shares per $1,000 principal amount of notes, which corresponds to a conversion price of approximately $48.48 per share, is based on the last reported sale price of the Company’s common shares on The New York Stock Exchange of $35.26 on November 7, 2006. As of December 31, 2006, the Company’s closing share price was $35.70.

The convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the convertible senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries.

If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, the Company may need to remit the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal balance of the convertible notes to them in cash as discussed below. In such case, the Company would classify the entire amount of the outstanding convertible notes as a current liability in the respective quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, the Company may be required to deliver additional shares of its common stock by increasing the conversion rate with respect to such convertible notes.

In connection with the sale of the convertible notes, the Company entered into convertible note hedge transactions with respect to its common stock with Jefferies International Limited, Bear, Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. Each of the convertible note hedge transactions involves the purchase of call options with exercise prices equal to the conversion price of the convertible notes, and are intended to mitigate dilution to the Company’s stockholders upon the potential future conversion of the convertible notes. Under the convertible note hedge transactions, the counterparties are required to deliver to the Company the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the convertible notes with respect to the conversion. The convertible note hedge transactions cover approximately the same number of shares of the Company’s common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of approximately $48.48 per share of common stock. The convertible note hedge transactions expire at the close of trading on November 15, 2013, which is the date that the convertible notes are first putable by the convertible noteholders, although the counterparties will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified.

The Company also entered into separate warrant transactions, whereby the Company sold to the counterparties warrants to acquire approximately the same number of shares of its common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of $62.59 per share of common stock, which represented a 77.5% premium over the closing price of the Company’s shares of common stock on November 7, 2006. If the counterparties exercise the warrants, the Company will have the option to settle in cash or shares of its common stock equal to the difference between the then market price and strike price. The convertible note hedge and warrant transactions are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the convertible notes.

Pursuant to Emerging Issues Task Force (EITF) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” (EITF 90-19), EITF Issue No. 00-19

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (EITF 00-19), and EITF Issue No. 01-06, “The Meaning of Indexed to a Company’s Own Stock” (EITF 01-06), the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative. In addition, pursuant to EITF 00-19 and EITF 01-6, the convertible note hedge and warrant transactions are accounted for as equity transactions and, therefore, the payment associated with the issuance of the convertible note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions.

For income tax reporting purposes, the Company has elected to integrate the convertible notes and the convertible note hedge transactions. Integration of the convertible note hedge with the convertible notes creates an in-substance original issue debt discount for income tax reporting purposes and, therefore, the cost of the convertible note hedge will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax benefits will be recognized in the period that the deduction is taken for income tax reporting purposes as an increase in additional paid-in capital in stockholders’ equity. The Company has also treated the proceeds from the sale of warrants as a non-taxable increase in additional paid-in capital in stockholders’ equity.

The Company is obligated to use reasonable best efforts to cause a shelf registration statement covering the resale of the convertible notes and the common stock issuable upon the conversion of the convertible notes to become effective under the Securities Act no later than 180 days after the original date of issuance of the notes. The Company has agreed to keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the convertible notes and/or shares of common stock issuable upon conversion of the convertible notes, and (ii) the date when the holders, other than the holders that are the Company’s affiliates, of the convertible notes and the common stock issuable upon conversion or the convertible notes are able to sell all such securities immediately without restriction pursuant to the provisions of Rule 144(k) under the Securities Act or any successor rule thereto or otherwise. The Company will be required to pay additional interest, subject to certain limitations, to the holders of the convertible notes if the Company fails to comply with its obligations to keep such shelf registration statement effective for the specified time period. The additional interest will accrue from the date on which any registration statement default occurs to the date such default has been cured. As of December 31, 2006, the Company was not in default of its shelf registration requirements set forth in the convertible note agreement and has not accrued for such additional interest.

The Company used a portion of the $243.8 million in net proceeds of the offering, along with the $51.9 million in proceeds from the sale of warrants, to fund the $75.8 million cost of convertible note hedge transactions and the $63.3 million cost to repurchase approximately 1.8 million shares of its common stock contemporaneously with the closing of the convertible notes offering. The remaining net proceeds of the convertible notes offering and the warrant

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions of approximately $156.6 million will be used for general corporate purposes, including possible future acquisitions and additional new vessel construction.

Revolving Credit Facility

In September 2006, the Company closed on a new five-year senior secured revolving credit facility that increased the borrowing base, extended the maturity, lowered the interest rate and improved the financial flexibility of the covenant package of the Company’s prior revolving credit facility. The new revolving credit facility has increased the Company’s borrowing base from $60.0 million to $100.0 million, with an accordion feature that allows for the potential expansion of the facility up to an aggregate of $250.0 million. The new facility has also extended the maturity of the prior facility from February 2009 to September 2011.

With the new facility, the Company has the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the new revolving credit facility. The applicable LIBOR margin for the new facility ranges from 50 to 150 basis points, which is substantially less than the comparable range of the prior facility of 150 to 350 basis points. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined leverage ratio.

As of December 31, 2006, the Company had no balance outstanding under the new revolving credit facility and had $100.0 million of credit immediately available under such facility. As of that date, eight offshore supply vessels and four ocean-going tugs and associated personalty collateralized the new facility. The new revolving credit facility is available for working capital and general corporate purposes, including acquisitions, additional newbuild and conversion programs and other capital expenditures.

The credit agreement governing the new revolving credit facility and the 2004 indenture governing the Company’s senior notes impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $2.5 million, $3.9 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2006	2005
6.125% senior notes due 2014, net of original issue discount of $503 and $551	$299,497	$299,449
1.625% convertible senior notes due 2026 (1)	250,000	—

	549,497	299,449
Less current maturities	—	—

	$549,497	$299,449

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	549,497

$549,497

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 6, 2005, the Company completed an underwritten public offering, or the Offering, of 6.1 million shares of its common stock at $35.35 per share, for total gross proceeds of $215.6 million. Underwriting discounts, commissions and offering expenses of approximately $0.6 million incurred to date were recorded as a reduction of additional paid-in capital. The Offering was pursuant to the effective shelf registration statement previously filed with the Commission and included an additional 2.0 million shares sold by a selling stockholder. The Company used a portion of the net proceeds of the Offering to repay the $21 million balance then-outstanding under its revolving credit facility. The Company has used a portion of the offering proceeds and intends to use the remaining proceeds from the Offering to partially fund the construction of new OSVs, ocean-going tugs and ocean-going, double-hulled tank barges and the retrofit or conversion of certain existing vessels, including MPSVs. In addition, the proceeds may be used in connection with possible future acquisitions and additional new vessel construction programs, as well as for general corporate purposes.

Repurchase of Common Stock

On November 13, 2006, the Company repurchased approximately 1.8 million shares of its common stock at a cost of $63.3 million. The stock repurchase was executed contemporaneously with the private offering of $250.0 million of 1.625% convertible senior unsecured notes due 2026 as discussed in Note 6.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stock-Based Compensation

Incentive Compensation Plan

The Company has an incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock awards and restricted stock unit awards, or collectively restricted stock, and stock appreciation rights to employees and directors. Effective January 1, 2006, the Company adopted FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, using the modified prospective method. Prior to the adoption of FAS 123R, the Company accounted for stock option grants in accordance with APB 25, using the intrinsic value method, and accordingly, no compensation expense was recorded for stock option grants for periods prior to 2006.

Under the modified prospective method, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 or were repurchased or cancelled after the FAS 123R-required effective date. Additionally, compensation expense for the portion of awards for which the required service had not been rendered that were outstanding as of January 1, 2006 will be recognized as the service is rendered on or after January 1, 2006. The compensation expense for that portion of awards was based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates for awards under that plan consistent with the method under SFAS 123, the Company’s net income (loss) for the years ended December 31, 2005 and 2004 would have been as indicated below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income (loss):
As reported	$37,443	$(2,483)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,373)	(671)

Pro forma	$36,070	$(3,154)

Basic earnings (loss) per common share:
As reported	$1.67	$(0.13)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.06)	(0.03)

Pro forma	$1.61	$(0.16)

Diluted earnings (loss) per common share:
As reported	$1.64	$(0.13)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.06)	(0.03)

Pro forma	$1.58	$(0.16)

As a result of adopting FAS 123R on January 1, 2006, the Company’s income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006, included $5.2 million, $3.3 million, $0.12 per share as reported and $0.12 per share of stock-based compensation expense charges, respectively. For the year ended December 31, 2006, approximately $0.2 million of stock-based compensation expense was capitalized as part of the Company’s newbuild construction programs and general corporate projects. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows as required under previous accounting literature. The Company recorded financing cash flows for such excess tax deductions of approximately $1.4 million for the year ended December 31, 2006. Net cash proceeds from the exercise of stock options were $2.1 million for the year ended December 31, 2006, and the income tax benefit from such exercises was $1.5 million for the year ended December 31, 2006. As of December 31, 2006, the Company has approximately 1.3 million shares available for future grants of stock options, restricted stock, stock appreciation rights or other awards to employees and directors under the incentive compensation plan.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant. All options granted during each of the three years ended December 31, 2006, 2005, and 2004 expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a one to four-year period.

The fair value of the options granted under the Company’s incentive compensation plan during each of the three years ended December 31, 2006, 2005 and 2004 was estimated using the Black-Scholes pricing model using the minimum value method with the following weighted-average assumptions for the respective periods.

	For the Year Ended December 31, 2006
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility (1)	40.4%	39.1%	n/a
Risk-free interest rate	4.5%	4.3%	4.1%
Expected term (years)	4.0	7.51	7.54
Weighted-average grant-date fair value per share	$12.47	$12.73	$4.60

(1)	Volatility was not considered for the year ended December 31, 2004, as the Company’s initial public offering occurred in March 2004 and historical price fluctuation was not available.

The following table represents the Company’s stock option activity for the year ended December 31, 2006 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	1,248	$14.45	7.51	$22,806
Granted	239	33.15	9.88	n/a
Exercised	(194)	10.76	n/a	5,026
Forfeited	(67)	27.33	n/a	n/a
Expired	(10)	13.69	n/a	n/a

Options outstanding at December 31, 2006	1,216	$18.01	7.00	$21,509

Exercisable options outstanding at December 31, 2006	688	$12.20	5.95	$16,171

In addition, the total intrinsic value of stock options exercised and the total fair value of stock options vested for the year ended December 31, 2006 were $5.0 million and $2.3 million, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2006 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2006	674	$10.80
Granted	239	12.47
Vested	(318)	7.38
Forfeited	(67)	12.23

Nonvested stock options at December 31, 2006	528	$10.86

Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock with either time-based or performance-based vesting provisions. For performance-based restricted stock, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the Employee Restricted Stock Agreements or Restricted Stock Unit Agreements. Performance is measured by the change in the Company’s stock price measured against the peer group during the measurement period, generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to three years. The compensation expense related to time-based restricted stock awards, which is amortized over the vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The fair value of the Company’s performance-based restricted stock, which is determined using a binomial lattice model, is applied to the base shares and is amortized over the vesting period based on relative performance compared to peers. As of December 31, 2006, the Company had unamortized stock-based compensation expense of $5.3 million and has recorded approximately $2.4 million of compensation expense during the year ended December 31, 2006, respectively, associated with restricted stock.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restricted stock activity during the year ended December 31, 2006 (in thousands):

	Number of Restricted Shares	Weighted Avg. Fair Value Per Share (1)
Restricted stock:
Granted during the period (2)	352	$23.51
Cancellations during the period	(27)	18.50
Vested	(5)	26.05

Outstanding, as of December 31, 2006	320	23.76

(1)	The weighted average fair value per share is determined using a binomial lattice model, and for performance-based shares, the fair value is applied to both the base and bonus share awards .
(2)	Includes the full amount of both base and bonus share awards granted during the period, which represents 200% of the aggregate total of the base share awards.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 with the Commission to register the issuance of shares of common stock under the ESPP. As of December 31, 2006, there were approximately 676,000 shares available for future issuance to employees under the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	41.2%	41.9%
Risk-free interest rate	5.2%	3.4%
Expected term (months)	6.0	6.0
Weighted-average grant-date fair value per share	$9.97	$7.51

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	December 31,
	2006	2005	2004
Deferred tax liabilities:
Fixed assets	$93,058	$71,690	$53,606
Deferred charges and other liabilities	5,343	3,465	3,451

Total deferred tax liabilities	98,401	75,155	57,057
Deferred tax assets:
Net operating loss carryforwards	(13,621)	(33,466)	(34,708)
Allowance for doubtful accounts	(270)	(180)	(148)
Deductible original issue discount (1)	(26,806)	—	—
FAS 123R stock-based compensation expense	(1,850)	—	—
Other	(1,469)	(46)	(49)

Total deferred tax assets	(44,016)	(33,692)	(34,905)
Valuation allowance	95	95	95

Total deferred tax liabilities, net	$54,480	$41,558	$22,247

(1)	Refer to Note 6 of these consolidated financial statements for more information regarding the income tax accounting related to the November 2006 convertible notes offering

The components of the income tax expense (benefit) follow (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current tax expense	$—	$—	$—
Deferred tax expense (benefit)	43,159	21,538	(1,320)

Total	$43,159	$21,538	$(1,320)

At December 31, 2006, the Company had federal tax net operating loss carryforwards of approximately $37.3 million. The carryforward benefit from the federal tax net operating loss carryforwards begins to expire in 2025. The Company has a state tax net operating loss carryforward of approximately $1.5 million related to one state tax jurisdiction. This carryforward can only be utilized if the Company generates taxable income in the appropriate tax jurisdiction. A valuation allowance of approximately $0.1 million has been established to fully offset the deferred tax asset related to the state tax jurisdiction.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate and the actual income tax provision (in thousands):

	Year Ended December 31,
	2006	2005	2004
Statutory rate	$41,606	$20,644	$(1,331)
State taxes	1,545	767	(49)
Non-deductible expense	49	50	57
Foreign taxes and other	(41)	77	3

	$43,159	$21,538	$(1,320)

10.    Commitments and Contingencies

Vessel Construction

On May 5, 2005, the Company announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, new generation 370-foot multi-purpose supply vessels, or MPSVs. Based on internal estimates, the total project cost to acquire and convert the two vessels, prior to construction period interest, with recent modifications is now expected to be at least $150.0 million in the aggregate, of which approximately $27.3 million was incurred during 2006. The Company has contracted for the retrofit and conversion of these two vessels at a domestic shipyard. The Company anticipates delivery of the converted vessels during the first half of 2008.

In September 2005, the Company announced its fourth OSV newbuild program. In February 2006, the Company announced the deferral of Phase 1 of this program and the commencement of Phase 2 which is expected to add approximately 38,000 deadweight tons of capacity to the Company’s OSV fleet at an aggregate cost of $305.0 million. The Company is currently committed under vessel construction contracts with two domestic shipyards to build four 240 ED class OSVs and nine 250 EDF class OSVs, respectively, under Phase 2 of this program. These 13 vessels are expected to be delivered from early 2008 through early 2010,

In September 2005, the Company announced its second TTB newbuild program and announced an expansion to such program in August 2006. The Company is now committed under vessel construction contracts with one domestic shipyard to build three 60,000-barrel double-hulled barges under this program and another domestic shipyard for the retrofit of four 3,000 horsepower ocean-going tugs that were purchased in July 2006. The acquisition, retrofit and construction costs for these seven vessels are expected to be $70.0 million, in the aggregate. These seven vessels are expected to be delivered on various dates throughout 2007.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company is obligated under certain operating leases for marine vessels, office space, shore-based facilities and vehicles. The Company is currently committed to leases for two tugs with terms of one and three years, respectively. The Covington facility lease, which commenced on September 1, 2003, provides for an initial term of five years with two five-year renewal options. The Brooklyn facility lease expires on March 31, 2007, but is expected to be extended under a one-year renewal option. A shore-based facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of eight years with four additional five-year periods upon the terms and conditions contained in the lease agreement.

Future minimum payments under noncancelable leases for years subsequent to 2006 follow (in thousands):

Year Ended December 31,
2007	$5,318
2008	2,718
2009	425
2010	429
2011 and thereafter	13,738

$22,628

In addition, the Company leases marine vessels used in its operations under long-term and month-to-month operating lease agreements. Total rent expense related to such leases was approximately $7.8 million, $1.2 million and $1.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

On January 18, 2007, Anthony Caiafa filed an action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc. and Todd M. Hornbeck, Chairman of the Board, President, and Chief Executive Officer. On January 24, 2007, Thomas Schedler filed a similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc., Todd M. Hornbeck and James O. Harp, Jr., Executive Vice President and Chief Financial Officer. On January 26, 2007, Michael D. Fontenelle filed another similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc. and Todd M. Hornbeck. On February 8, 2007, Oakmont Capital Management, LLC filed a similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc., Todd M. Hornbeck, James O. Harp, Jr. and Carl G. Annessa,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executive Vice President and Chief Operating Officer. These lawsuits purport to be filed as a class action on behalf of the plaintiffs and other similarly situated purchasers of the Company’s securities from November 1, 2006 to January 10, 2007. In their complaints, the plaintiffs allege that Hornbeck Offshore Services, Inc. and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or by omitting to state material facts necessary to make the statements not misleading, in connection with its forward earnings guidance and its January 10, 2007 announcement of preliminary financial results for the fourth quarter of 2006 and the full year of 2006 that fell short of such guidance and indicated an anticipated reduction in 2007 guidance. The Company and such officers deny these allegations and believe that these actions are without merit. The Company intends to defend these actions vigorously. However, the Company cannot predict whether it will prevail in the actions or estimate the amount of damages that the Company might incur. The Company is also unable to estimate any reimbursement that it may receive from insurance policies in the event that the Company incurs any damages or costs in connection with these actions.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. In March 2006, the terms of entry for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of December 31, 2006, the Company’s claims reserves related to one of its segments incurred under its P&I Club policies have exceeded the AAD for the current policy year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Deferred Charges

Deferred charges include the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Deferred financing costs, net of accumulated amortization of $2,060, $1,075 and $7,487, respectively	$13,542	$6,928	$5,616
Deferred drydocking costs, net of accumulated amortization of $18,499, $10,654 and $6,557, respectively	13,686	8,651	8,978
Prepaid lease expense, net of amortization of $119	4,269	—	—
Deferred other	57	325	269

Total	$31,554	$15,904	$14,863

12.    Related Party Transactions

During 2006, the Company received aggregate payments of approximately $1.4 million for charters of its OSVs and rental of its shore-based port facility from a customer whose Chairman, President and Chief Executive Officer is currently a member of the Company’s Board of Directors.

13.    Major Customers

For the year ended December 31, 2006, revenues from one of the Company’s customers served by both operating segments was approximately 12% of the Company’s total revenues. For the year ended December 31, 2006, revenues from one of the Company’s customers served by the offshore supply vessel segment was approximately 11% of the Company’s total revenues. For the years ended December 31, 2005 and 2004, revenues from one of the Company’s customers served by the TTB segment was approximately 17% and 22%, respectively, of the Company’s total revenues.

14.    Segment Information

The Company provides marine transportation services through two business segments. The Company primarily operates new generation offshore supply vessels in the GoM, Trinidad and Mexico and its shore-based facility in Port Fourchon, Louisiana through its offshore supply vessel segment. The offshore supply vessels and the shore-based facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for specialty services. The TTB segment operates ocean-going tugs and tank barges in the northeastern United States, the GoM and in Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products and more recently, ethanol, as well as non-traditional TTB services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the years ended December 31, 2006, 2005 and 2004, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Year Ended December 31,
	2006	2005	2004
Revenues:
Offshore supply vessels
Domestic	$141,341	$88,772	$59,886
Foreign(1)	25,040	28,663	15,407

	166,381	117,435	75,293

Tugs and tank barges
Domestic	100,260	57,379	50,465
Foreign(1)	7,910	7,772	6,503

	108,170	65,151	56,968

Total	$274,551	$182,586	$132,261

Operating Expenses:
Offshore supply vessels	$55,175	$35,936	$29,724
Tugs and tank barges	40,416	30,974	28,796

Total	$95,591	$66,910	$58,520

Depreciation and Amortization:
Offshore supply vessels	$17,344	$15,197	$12,876
Tugs and tank barges	14,677	12,073	10,259

Total	$32,021	$27,270	$23,135

General and Administrative Expenses:
Offshore supply vessels	$13,505	$9,299	$6,342
Tugs and tank barges	14,883	11,028	8,417

Total	$28,388	$20,327	$14,759

Gain (loss) on sale of assets:
Offshore supply vessels	$—	$(5)	$32
Tugs and tank barges	1,854	1,898	33

	$1,854	$1,893	$65

Operating Income:
Offshore supply vessels	$80,357	$56,998	$26,383
Tugs and tank barges	40,048	12,974	9,529

Total	$120,405	$69,972	$35,912

Capital Expenditures:
Offshore supply vessels	$58,218	$46,232	$10,568
Tugs and tank barges	27,959	76,154	49,842
Non-vessel	5,035	2,578	967

Total	$91,212	$124,964	$61,377

Identifiable Assets:
Offshore supply vessels	$861,498	$599,514	$328,857
Tugs and tank barges	215,935	182,766	119,980
Corporate	20,947	14,395	11,734

Total	$1,098,380	$796,675	$460,571

Long-Lived Assets:
Offshore supply vessels
Domestic	$281,244	$231,445	$202,382
Foreign (1)	55,271	62,141	54,978

	336,515	293,586	257,360

Tugs and tank barges
Domestic	186,491	158,404	95,301
Foreign (1) (2)	4,242	5,841	5,875

	190,733	164,245	101,176
Corporate	4,703	4,210	2,683

Total	$531,951	$462,041	$361,219

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of December 31, 2006, 2005 and 2004, respectively.
(2)	Included are amounts applicable to the Puerto Rico TTB operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

15.    Employment Agreements

The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. Prior to 2005, the agreements contained EBITDA and earnings per share targets. In March 2005, the Company and such members of its executive management team amended these agreements to include a discretionary component of the cash incentive compensation program in lieu of the earnings per share target. In the event such a member of the executive management team is terminated due to events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement.

16.    Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):

The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2006 and 2005. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2006
Revenues	$61,056	$70,695	$77,502	$65,298
Operating income	24,548	32,725	37,664	25,468
Net income	14,851	20,292	23,946	16,627
Earnings per common share:
Basic (1)	$0.55	$0.75	$0.88	$0.63
Diluted (1)	0.54	0.73	0.86	0.62
Fiscal Year 2005
Revenues	$37,904	$41,083	$46,462	$57,137
Operating income	12,486	14,927	17,620	24,939
Net income (2)	5,238	7,723	9,398	15,083
Earnings per common share:
Basic (1)	$0.25	$0.37	$0.45	$0.56
Diluted (1)	0.25	0.36	0.44	0.55

(1)	The sum of the four quarters may not equal annual results due to rounding.
(2)	Included in net income for Fiscal Year 2005 is a loss early extinguishment of debt recorded in the first quarter of 2005. Please refer to Note 6 for more information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on March 1, 2007.

HORNBECK OFFSHORE SERVICES, INC.

By:	/S/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK (Todd M. Hornbeck)	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/S/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/S/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	March 1, 2007

/S/ BRUCE W. HUNT (Bruce W. Hunt)	Director	March 1, 2007

/S/ STEVEN W. KRABLIN (Steven W. Krablin)	Director	March 1, 2007

/S/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	March 1, 2007

/S/ BERNIE W. STEWART (Bernie W. Stewart)	Director	March 1, 2007

/S/ DAVID A. TRICE (David A. Trice)	Director	March 1, 2007

S-1

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	—Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

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

4.1

—Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2

—Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

4.3

—Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2005).

4.4	—Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

4.5

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

4.6

—Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.7

—Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

Exhibit Number	Description of Exhibit

4.8

—Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9

—Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10

—Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11

—Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.12

—Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.1

—Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.2†	—Director & Advisory Director Compensation Policy, effective February 14, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the period ended December 31, 2005).

10.3†

—Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006).

10.4†

—Senior Employment Agreement dated effective January 1, 2001 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.5†

—Employment Agreement dated effective January 1, 2001 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

Exhibit Number	Description of Exhibit

10.6†

—Employment Agreement dated effective January 1, 2001 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated September 21, 2001, Registration No. 333-69826).

10.7†

—Amendment to Senior Employment Agreement dated effective February 17, 2003 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.8†

—Amendment to Employment Agreement dated effective February 17, 2003 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.9†

—Amendment to Employment Agreement dated effective February 17, 2003 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

10.10†

—Second Amendment to Senior Employment Agreement dated effective March 10, 2005 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the period ended December 31, 2004).

10.11†

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 2004).

10.12†

—Second Amendment to Employment Agreement dated effective March 10, 2005 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the period ended December 31, 2004).

10.13†

—Third Amendment to Senior Employment Agreement dated effective March 31, 2006 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2006).

10.14†

—Third Amendment to Employment Agreement dated effective March 31, 2006 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2006).

10.15†

—Third Amendment to Employment Agreement dated effective March 31, 2006 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 4, 2006).

10.16

—Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and

Exhibit Number	Description of Exhibit

the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2006).

10.17

—Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.18

—Form of First Amendment to Indemnification Agreement for Directors, Officers and Key Employees (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003).

10.19†	—Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.20†	—Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.21†	—Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.22

—Stockholders’ Agreement dated as of June 5, 1997 between the Company, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.23†	—Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 31, 2005).

10.24†	—Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the period ended December 31, 2005).

10.25†	—Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the period ended December 31, 2005).

10.26†	—Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.27†	—Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.28†	—Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit Number	Description of Exhibit

10.29

—Purchase Agreement dated November 7, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. as representatives of the Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.30

—Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.31

—Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.32

—Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 13, 2006).

*21	—Subsidiaries of the Company

*23.1	—Consent of Ernst & Young, LLP

*31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.