Form 10-Q
period 2007-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2007-05-08
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2007 was 25,822,485.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$450,401	$474,261
Accounts receivable, net of allowance for doubtful accounts of $552 and $745, respectively	42,213	46,133
Other current assets	10,572	6,593

Total current assets	503,186	526,987

Property, plant and equipment, net	582,424	531,951
Goodwill, net	2,628	2,628
Deferred charges, net	34,958	31,554
Other assets	5,296	5,260

Total assets	$1,128,492	$1,098,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,694	$18,472
Accrued interest	7,941	2,314
Accrued payroll and benefits	4,762	7,859
Deferred revenue	1,379	7,693
Other accrued liabilities	4,430	1,388

Total current liabilities	39,206	37,726

Long-term debt, net of original issue discount of $491 and $503, respectively	549,509	549,497
Deferred tax liabilities, net	64,035	54,480
Other liabilities	1,193	1,804

Total liabilities	653,943	643,507

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 25,597 and 25,561 shares issued and outstanding, respectively	256	255
Additional paid-in capital	324,098	321,909
Retained earnings	150,043	132,558
Accumulated other comprehensive income	152	151

Total stockholders’ equity	474,549	454,873

Total liabilities and stockholders’ equity	$1,128,492	$1,098,380

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues	$68,091	$61,056
Costs and expenses:
Operating expenses	27,103	22,179
Depreciation	4,807	5,809
Amortization	2,380	1,680
General and administrative expenses	7,447	6,840

	41,737	36,508

Gain (loss) on sale of assets	(10)	1

Operating income	26,344	24,549
Other income (expense):
Interest income	6,008	3,112
Interest expense	(4,905)	(4,353)
Other income, net	5	9

	1,108	(1,232)

Income before income taxes	27,452	23,317
Income tax expense	(9,967)	(8,466)

Net income	$17,485	$14,851

Basic earnings per common share	$0.68	$0.55

Diluted earnings per common share	$0.67	$0.54

Weighted average basic shares outstanding	25,583	27,159

Weighted average diluted shares outstanding	26,125	27,652

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,485	$14,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,807	5,809
Amortization	2,380	1,680
Stock-based compensation expense	1,745	1,238
Provision for bad debts	(193)	119
Deferred tax expense	9,592	8,466
Amortization of financing costs	486	203
(Gain) loss on sale of assets	10	(1)
Equity income from investment	(35)	(16)
Changes in operating assets and liabilities:
Accounts receivable	4,079	1,672
Other current assets	(3,937)	(9,789)
Deferred drydocking charges	(6,093)	(882)
Accounts payable	2,041	(1,137)
Accrued liabilities and other liabilities	(6,948)	1,106
Accrued interest	5,627	4,582

Net cash provided by operating activities	31,046	27,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(29,607)	(1,669)
Costs incurred for OSV newbuild program #4	(8,120)	(2,255)
Costs incurred for TTB newbuild program #1	—	(4,129)
Costs incurred for TTB newbuild program #2	(14,518)	—
Acquisition and retrofit of AHTS vessels	—	(1,830)
Net proceeds from the sale of assets	—	1
Vessel capital expenditures	(1,619)	(1,130)
Non-vessel capital expenditures	(946)	(1,337)

Net cash used in investing activities	(54,810)	(12,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(204)	(71)
Net cash proceeds from other shares issued	108	189

Net cash provided by (used in) financing activities	(96)	118

Effects of exchange rate changes on cash	—	8

Net increase (decrease) in cash and cash equivalents	(23,860)	15,678
Cash and cash equivalents at beginning of period	474,261	271,739

Cash and cash equivalents at end of period	$450,401	$287,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$47	$50

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Certain amounts reported in prior periods have been reclassified to conform to the 2007 presentation.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Change in Accounting Estimate

Property, plant and equipment are recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives and salvage values of the related assets. As of January 1, 2007, the Company prospectively modified its assumptions for estimated salvage values for its marine equipment. Salvage values for marine equipment are now estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. For the three months ended March 31, 2007, this change in estimated salvage values resulted in an increase in operating income, net income and diluted earnings per share of approximately $1.6 million, $1.0 million and $0.04, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended March 31,
	2007	2006
Net income	$17,485	$14,851

Weighted average number of shares of common stock outstanding	25,583	27,159
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	542	493

Adjusted weighted average number of shares of common stock outstanding	26,125	27,652

Earnings per common share:
Basic	$0.68	$0.55

Diluted	$0.67	$0.54

(1)	Stock options representing rights to acquire 346 and 3 shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period.
(2)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers. See Note 5 for further information regarding the Company’s restricted stock awards.
(3)	As of March 31, 2007, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. See Note 4 for further information.

3.	Recent Accounting Pronouncements

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48. As a result of the implementation of FIN 48, the Company did not record any significant changes to its liability for unrecognized income tax benefits. As of January 1, 2007 the Company had approximately $0.4 million of unrecognized income tax benefits, of which approximately $0.3 million would affect the effective tax rate if recognized. As of March 31, 2007, the Company had $0.4 million of unrecognized tax benefits. The Company accounts for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2003, 2004, 2005, and 2006 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Long-Term Debt

Revolving Credit Facility

On September 27, 2006, the Company entered into a new five-year senior secured revolving credit facility. The revolving credit facility has a borrowing base of $100.0 million and matures in September 2011. As of March 31, 2007, the Company had no balance outstanding under the revolving credit facility and had $100.0 million of credit immediately available under such facility. As of that date, eight offshore supply vessels, or OSVs, and four ocean-going tugs and associated personalty collateralized the new facility.

Senior Notes

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior unsecured notes, or new senior notes, governed by an indenture, or the 2004 indenture. The net proceeds to the Company from the private placement were approximately $219.0 million, net of transaction costs. The effective interest rate on the new senior notes is 6.38%.

On October 4, 2005, the Company issued in a private placement an additional $75.0 million in aggregate principal amount of 6.125% senior unsecured notes, or additional notes, governed by the 2004 indenture. The additional notes were priced at 99.25% of principal amount to yield 6.41%. The net proceeds to the Company from this private placement were approximately $73.1 million, net of transaction costs. The senior notes and additional notes, or collectively, the senior notes, mature on December 1, 2014 and require semi-annual interest payments at a fixed rate of 6.125% per year on June 1 and December 1 of each year until maturity. No principal payments are due until maturity.

Pursuant to registered exchange offers, the senior notes and additional notes issued in November 2004 and October 2005, respectively, that were initially sold pursuant to private placements were exchanged for 6.125% senior notes with substantially the same terms, except that the issuances of the senior notes issued in the exchange offers were registered under the Securities Act of 1933, or Securities Act. All such senior notes were issued under and are entitled to the benefits of the same 2004 indenture.

Convertible Senior Notes

On November 13, 2006, the Company completed a private offering of $250.0 million of its 1.625% convertible senior unsecured notes due 2026, or the convertible notes, to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act. The convertible notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year, with the first interest payment payable on May 15, 2007. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only under the occurrence of certain events as defined in the indenture governing such convertible notes, or the 2006 convertible notes indenture. The initial conversion rate of 20.6260 shares of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock per $1,000 principal amount of convertible notes corresponds to a conversion price of approximately $48.48 per share, which was a 37.5% premium over the closing price of the Company’s common shares on The New York Stock Exchange on November 7, 2006 of $35.26. As of March 31, 2007, the Company’s closing share price was $28.65.

In connection with the sale of the convertible notes, the Company entered into convertible note hedge transactions with respect to its common stock with Jefferies International Limited, Bear, Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. Each of the convertible note hedge transactions involves the purchase of call options with exercise prices equal to the conversion price of the convertible notes, and are intended to mitigate dilution to the Company’s stockholders upon the potential future conversion of the convertible notes. Under the convertible note hedge transactions, the counterparties are required to deliver to the Company the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the convertible notes with respect to any such conversion. The convertible note hedge transactions cover approximately the same number of shares of the Company’s common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of approximately $48.48 per share of common stock. The convertible note hedge transactions expire at the close of trading on November 15, 2013, which is the date that the convertible notes are first putable by the convertible noteholders, although the counterparties will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified.

The Company also entered into separate warrant transactions, whereby the Company sold to the counterparties warrants to acquire approximately the same number of shares of its common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of $62.59 per share of common stock, which was a 77.5% premium over the closing price of the Company’s shares of common stock on November 7, 2006. If the counterparties exercise the warrants, the Company will have the option to settle in cash or shares of its common stock equal to the difference between the then market price and strike price. The convertible note hedge and warrant transactions are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the convertible notes.

In early 2007, the Company filed a registration statement on Form S-3 and a subsequent 424(b) prospectus supplement under the Securities Act covering resales by the selling security holders named therein of the convertible senior notes and the shares of the Company’s common stock issuable upon conversion of such notes.

The credit agreement governing the revolving credit facility and the 2004 indenture impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $1.3 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively.

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

During the three months ended March 31, 2007, the Company granted performance-based and time-based restricted stock unit awards, or RSUs, to directors and employees. There were no stock options granted to such directors and employees in 2007. The Company granted two types of performance-based RSUs. The first type, which was granted to key executives of the Company, calculates the shares to be received based on the Company’s performance relative to a peer group, as defined by the RSU agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during a measurement period, which is generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. The second type of performance-based RSU, which was granted to non-executive shore-side employees, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three year period as defined by the RSU agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company.

Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to three years. The compensation expense related to time-based restricted stock unit awards, which is amortized over the vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The fair value of the Company’s performance-based restricted stock, which is determined using a binomial lattice model, is applied to the total shares that are expected to fully vest and is amortized over the vesting period based on relative performance compared to peers or the Company’s internal performance measured against pre-determined criteria, as applicable.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2007, the Company’s income before taxes, net income and basic and diluted earnings per share included $1.7 million, $1.1 million, $0.04 per share and $0.04 per share of stock-based compensation expense charges, respectively. In addition, the Company capitalized approximately $0.3 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for the three months ended March 31, 2007.

6.	Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

On January 18, 2007, Anthony Caiafa filed an action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc. and Todd M. Hornbeck, Chairman of the Board, President, and Chief Executive Officer. On January 24, 2007, Thomas Schedler filed a similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc., Todd M. Hornbeck and James O. Harp, Jr., Executive Vice President and Chief Financial Officer. On January 26, 2007, Michael D. Fontenelle filed another similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc. and Todd M. Hornbeck. On February 8, 2007, Oakmont Capital Management, LLC filed a similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc., Todd M. Hornbeck, James O. Harp, Jr. and Carl G. Annessa, Executive Vice President and Chief Operating Officer. These lawsuits purport to be filed as a class action on behalf of the plaintiffs and other similarly situated purchasers of the Company’s securities from November 1, 2006 to January 10, 2007. In their complaints, the plaintiffs allege that Hornbeck Offshore Services, Inc. and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or by omitting to state material facts necessary to make the statements not misleading, in connection with its forward earnings guidance and its January 10, 2007 announcement of preliminary financial results for the fourth quarter of 2006 that fell short of such guidance and indicated a reduction in 2007 guidance. The Company and such officers deny these allegations and believe that these actions are without merit. The Company intends to defend these actions vigorously. However, the Company cannot predict whether it will prevail in the actions or estimate the amount of damages that the Company might incur. The Company is also unable to estimate any reimbursement that it may receive from insurance policies in the event that the Company incurs any damages or costs in connection with these actions.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

association, or P&I Club. In March 2007, the terms of entry for both of the Company’s segments contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of March 31, 2007, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the current policy year.

7.	Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Trinidad and Mexico and operates a shore-based facility in Port Fourchon, Louisiana through its OSV segment. The OSVs and the shore-based facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The TTB segment primarily operates ocean-going tugs and tank barges in the northeastern United States, GoM, Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products and more recently, ethanol, as well as non-traditional TTB services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three months ended March 31, 2007 and 2006, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2007	2006
Operating revenues:
Offshore supply vessels
Domestic	$36,003	$33,314
Foreign	5,140	5,186

	41,143	38,500

Tugs and tank barges
Domestic	24,371	20,611
Foreign (1)	2,577	1,945

	26,948	22,556

Total	$68,091	$61,056

Operating expenses:
Offshore supply vessels	$15,324	$12,750
Tugs and tank barges	11,779	9,429

Total	$27,103	$22,179

Depreciation:
Offshore supply vessels	$2,626	$3,417
Tugs and tank barges	2,181	2,392

Total	$4,807	$5,809

Amortization:
Offshore supply vessels	$1,127	$655
Tugs and tank barges	1,253	1,025

Total	$2,380	$1,680

General and administrative expenses:
Offshore supply vessels	$3,714	$3,196
Tugs and tank barges	3,733	3,644

Total	$7,447	$6,840

Gain (loss) on sale of assets:
Offshore supply vessels	$(10)	$—
Tugs and tank barges	—	1

Total	$(10)	$1

Operating income:
Offshore supply vessels	$18,342	$18,482
Tugs and tank barges	8,002	6,067

Total	$26,344	$24,549

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2007	2006
Capital expenditures
Offshore supply vessels	$39,633	$7,347
Tugs and tank barges	14,587	4,343
Corporate	590	660

Total	$54,810	$12,350

Deferred drydocking charges:
Offshore supply vessels	$2,943	$740
Tugs and tank barges	3,150	142

Total	$6,093	$882

	As of March 31, 2007	As of December 31, 2006
Identifiable assets:
Offshore supply vessels	$874,312	$861,498
Tugs and tank barges	232,847	215,935
Corporate	21,333	20,947

Total	$1,128,492	$1,098,380

Long-lived assets:
Offshore supply vessels
Domestic	$321,988	$281,244
Foreign (2)	55,340	55,271

	377,328	336,515

Tugs and tank barges
Domestic	195,845	186,491
Foreign (1)(2)	4,166	4,242

	200,011	190,733

Corporate	5,085	4,703

Total	$582,424	$531,951

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of March 31, 2007 and December 31, 2006, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2006. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. The term “new generation,” when referring to offshore supply vessels, or OSVs, means modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels.

General

We own and operate a fleet of 25 technologically advanced, new generation OSVs. We also own two former coastwise sulfur tankers that are being converted into new generation multi-purpose supply vessels, or MPSVs. In addition, we are currently constructing 13 new generation OSVs and have recently signed a contract with a foreign shipyard for the construction of one new generation MPSV. Currently, 20 of our OSVs are operating in domestic waters, 16 of which are operating in the U.S. Gulf of Mexico, or GoM, and four are operating along other U.S. coastlines. Of our five OSVs currently working in international waters, four are operating offshore Trinidad and one is operating offshore Mexico. In April 2007, we sold our only new generation fast supply vessel.

In addition, we own and operate 13 ocean-going tugs and 18 ocean-going tank barges, six of which are double-hulled. We also own four ocean-going tugs that are being retrofitted for service in our petroleum transportation segment. In addition, we are currently constructing three double-hulled tank barges. Currently, eight of our tank barges are operating in the northeastern United States, primarily New York Harbor, six barges are operating in the GoM, two barges are operating in the Great Lakes, and two barges are operating in Puerto Rico.

Offshore Supply Vessels

We have developed, through a series of three newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the Continental Shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two AHTS vessels, the commencement of our MPSV program and fourth OSV newbuild program, and the acquisition of a shore-based port facility in Port Fourchon, Louisiana.

In May 2007, we announced the expansion of our MPSV program to include one 430-ft. new generation DP-3 MPSV to be constructed at a European shipyard with an anticipated third quarter 2009 delivery. We plan to U.S.-flag this foreign-built vessel for non-Jones Act service primarily in the deepwater and ultra-deepwater GoM. The new DP-3 vessel to be constructed will be included in our MPSV program, which currently consists of two U.S.-flagged coastwise sulfur tankers that are being converted into 370-ft. new generation DP-2 MPSVs. Based on current internal estimates, the aggregate total project budget for all three vessels in this program, before construction period interest, is now expected to be in the range of $250.0 million to $270.0 million. We also have an exclusive four-year option to construct up to two additional “sister vessels” based on the same DP-3 MPSV design at a U.S. shipyard of our choice, which, would qualify for domestic coastwise trade under the Jones Act.

All of our OSVs operate under time charters, including 12 that are chartered under long-term contracts with expiration dates ranging from September 2007 through September 2011. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides support services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

Our fleetwide average OSV dayrates for the first quarter of 2007 exceeded $19,000. We believe that market conditions for new generation vessels in the GoM continue to show long-term positive trends. In fact, we have recently experienced a sharp increase in OSV dayrates; particularly since the end of the first quarter of 2007, which has driven our fleetwide average dayrates above $20,000 for the month of April 2007. With the continued increase in deepwater exploratory drilling, the development of the deepwater production infrastructure and the dismantling of old structures from the Continental Shelf, we have noted an increase in opportunities to contract our OSVs on long term fixtures of two to five years. In addition, during the first quarter of 2007, we had over half of our OSV fleet working in international areas or performing specialty services such as well stimulation, ROV support or working for the military. We are also observing an increased level of interest for vessels with specialty service capabilities as evidenced by two of our OSVs having recently been deployed for well stimulation support services on long-term contracts.

Tugs and Tank Barges

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increased dayrates for this equipment, particularly for tank barges in black oil service. We are actively working to ensure that our fleet is well positioned to take advantage of opportunities as they develop in this segment. With a focus on expanding our geographic market area and current service offering, we are now operating vessels from our TTB fleet in the Great Lakes and in the GoM. In addition, we have recently been successful in deploying our vessels in non-traditional tank barge services, such as support of deepwater well testing and other specialty applications for our upstream and downstream customers. Because we have shifted most of our TTB fleet from COAs to time charters and continue to diversify our services and geographic service areas, some of our historic seasonality for this segment has been diminished. Excluding vessels undergoing regulatory drydocking, we now have nearly all of our tank barges operating under time charters, including ten that are chartered under long-term contracts with expiration dates ranging from June 2007 through April 2008.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our property, plant and equipment are recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives and salvage values of the related assets. As of January 1, 2007, we have prospectively modified our assumptions for estimated salvage values for our marine equipment. Salvage values for marine equipment are now estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. For the three months ended March 31, 2007, this change in estimated salvage values resulted in an increase in operating income, net income and diluted earnings per share of approximately $1.6 million, $1.0 million and $0.04, respectively. Our depreciation expense for vessels that were in service as of January 1, 2007, as well as for vessels placed in service after that date, is expected to be lower for the remaining estimated useful life of such assets based on the change in our estimated salvage values. Otherwise, there were no other significant changes to our critical accounting policies, as reported in our most recently filed Annual Report on Form 10-K, during the three months ended March 31, 2007.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These OSVs and tank barges generate substantially all of our revenues and operating profit.

	Three Months Ended March 31,
	2007	2006
Offshore Supply Vessels:
Average number of vessels	25.0	25.0
Average fleet capacity (deadweight)	59,042	59,042
Average vessel capacity (deadweight)	2,362	2,362
Average utilization rate (1)	91.5%	90.0%
Average dayrate (2)	$19,073	$18,175
Effective dayrate (3)	$17,452	$16,358
Tugs and Tank Barges:
Average number of tank barges (4)	18.0	18.0
Average fleet capacity (barrels) (4)	1,549,566	1,482,540
Average barge capacity (barrels) (4)	86,087	82,363
Average utilization rate (1)	94.2%	93.7%
Average dayrate (5)	$17,680	$14,771
Effective dayrate (3)	$16,655	$13,840

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(3)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(4)	The Energy 2202 is not included in the three months ended March 31, 2007 data as it was sold in May 2006. The Energy 8701 is not included in the three months ended March 31, 2006 data as it was previously retired from service under OPA 90 in December 2004, but was reinstated into our active tank barge fleet in October 2006.
(5)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities and Exchange Commission, or Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

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

EBITDA is also a financial metric used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash compensation paid to our executive officers and other shore-side employees; (iii) to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) to assess our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA, as we define that term, for the three months ended March 31, 2007 and 2006, respectively (in thousands).

	Three Months Ended March 31,
	2007	2006
Components of EBITDA:
Net income	$17,485	$14,851
Interest expense (income):
Debt obligations	4,905	4,353
Interest income	(6,008)	(3,112)

Interest, net	(1,103)	1,241

Income tax expense	9,967	8,466
Depreciation	4,807	5,809
Amortization	2,380	1,680

EBITDA	$33,536	$32,047

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2007 and 2006, respectively (in thousands).

	Three Months Ended March 31,
	2007	2006
EBITDA Reconciliation to GAAP:
EBITDA	$33,536	$32,047
Cash paid for deferred drydocking charges	(6,093)	(882)
Cash paid for interest	(47)	(50)
Changes in working capital	2,123	(4,553)
Stock-based compensation expense	1,745	1,238
Changes in other, net	(218)	101

Net cash flows provided by operating activities	$31,046	$27,901

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

In addition, we also make certain adjustments to EBITDA for stock-based compensation expense and interest income, as well as losses on early extinguishment of debt, as applicable, to compute ratios used in certain financial covenants of our revolving credit facility with various lenders. We believe that these ratios are a material component of certain financial covenants in such credit agreement and failure to comply with the financial covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.

The following table provides the detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2007 and 2006, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2007	2006
Stock-based compensation expense	$1,745	$1,238
Interest income	6,008	3,112

The following table provides detailed components of net income for the three months ended March 31, 2007 and 2006, respectively (in thousands, except for percentage changes).

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$36,003	$33,314	$2,689	8.1%
Foreign	5,140	5,186	(46)	(0.9)

	41,143	38,500	2,643	6.9
Tugs and tank barges
Domestic	24,371	20,611	3,760	18.2
Foreign (1)	2,577	1,945	632	32.5

	26,948	22,556	4,392	19.5

Total	$68,091	$61,056	$7,035	11.5%

Operating expenses:
Offshore supply vessels	$15,324	$12,750	$2,574	20.2%
Tugs and tank barges	11,779	9,429	2,350	24.9

	$27,103	$22,179	$4,924	22.2%

Depreciation and amortization:
Offshore supply vessels	$3,753	$4,072	$(319)	(7.8)%
Tugs and tank barges	3,434	3,417	17	0.5

Total	$7,187	$7,489	$(302)	(4.0)%

General and administrative expenses
Offshore supply vessels	$3,714	$3,196	$518	16.2%
Tugs and tank barges	3,733	3,644	89	2.4

Total	$7,447	$6,840	$607	8.9%

Gain (loss) on sale of assets:
Offshore supply vessels	$(10)	$—	$(10)	(100.0)%
Tugs and tank barges	—	1	(1)	(100.0)

Total	$(10)	$1	$(11)	n/a

Operating income:
Offshore supply vessels	$18,342	$18,482	$(140)	(0.8)%
Tugs and tank barges	8,002	6,067	1,935	31.9

Total	$26,344	$24,549	$1,795	7.3%

Interest expense	$4,905	$4,353	$552	12.7%

Interest income	$6,008	$3,112	$2,896	93.1%

Income tax expense	$9,967	$8,466	$1,501	17.7%

Net income	$17,485	$14,851	$2,634	17.7%

(1)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. Revenues for the three months ended March 31, 2007 were higher than the same period in 2006 due primarily to continued strong market conditions in each of our two business segments. Our average operating fleet was approximately 57 vessels at the end of the 2007 and 2006 periods.

Revenues from our OSV segment were 6.9% higher for the three months ended March 31, 2007 compared to the same period in 2006, due primarily to fleetwide effective dayrates being roughly $1,100 higher for the 2007 period. Our OSV average dayrate was $19,073 for the first quarter of 2007 compared to $18,175 for the same period in 2006, an increase of $898 or 4.9%. Our utilization rate was 91.5% for the first quarter of 2007 compared to 90.0% for the same period in 2006. Domestic revenues for our OSV segment for the first quarter of 2007 increased 8.1% compared to the same period in 2006. Foreign revenues for our OSV segment for the first quarter of 2007 were consistent with the same period in 2006 as we had the same vessel complement working in foreign waters during the first quarters of 2006 and 2007.

Revenues from our TTB segment increased 19.5% for the three months ended March 31, 2007 compared to the same period in 2006, due to higher market-driven dayrates, our shift in contract mix from COAs to time charters and a full-quarter contribution from a previously retired single-hulled tank barge that was placed back into service in October 2006. Our tank barge average dayrate was $17,680 for the three months ended March 31, 2007, an increase of $2,909, or 19.7%, from $14,771 for the same period in 2006. Our tank barge utilization was 94.2% for the three months ended March 31, 2007 compared to 93.7% for the same period in 2006.

Operating Expenses. Operating expenses for the three months ended March 31, 2007 increased 22.2% compared to the same period in 2006, due primarily to higher costs related to vessel personnel and in-chartering third-party equipment. We currently expect daily operating costs for existing vessels in each of our operating segments to increase approximately 20% to 25% in 2007 over 2006 levels.

Operating expenses for our OSV segment increased 20.2% for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to market-driven wage increases for OSV mariners in the latter half of 2006, FAS 123R stock-based compensation related to restricted stock awards granted to mariners during the second quarter of 2006 and first quarter of 2007 and an increased cost of operating our shore-based facility.

Operating expenses for our TTB segment increased 24.9% for the three months ended March 31, 2007 compared to the same period in 2006, primarily as a result of market-driven wage increases for TTB mariners, FAS123R stock-based compensation related to restricted stock awards granted to mariners during the second quarter of 2006 and first quarter of 2007, the increased cost of in-chartered third-party tugs to fulfill time charter requirements and higher insurance costs. These cost increases were offset, in part, by lower fuel costs during the three months ended March 31, 2007 due to a shift in contract mix from COAs to time charters. Under time charter arrangements, the charterer is typically responsible for fuel costs. Average daily operating expense for the TTB segment is also expected to increase in 2007 commensurate with the delivery of three 60,000-barrel double-hulled tank barges and four retrofitted ocean-going tugs that are expected to be placed in service on various dates throughout 2007.

Depreciation and Amortization. Depreciation and amortization was $0.3 million lower for the three months ended March 31, 2007 compared to the same period in 2006. As of January 1, 2007, we have prospectively modified our assumptions for estimated salvage values for our vessels. The salvage values are now estimated to range between 5% and 25% of the original recorded cost, depending on vessel type. As this represents a change in estimate, we expect our depreciation expense for vessels that were in service as of January 1, 2007, as well as for vessels placed in service after that date, to be lower for the remaining estimated useful life of such assets based on the change in our estimated salvage values. This decrease in depreciation expense was partially offset by a an increase in amortization expense. Amortization expenses were higher due to increased drydockings and drydocking costs. Our drydocking costs were unfavorably impacted during the first quarter of 2007 by reduced shipyard availability, shipyard labor shortages and an increase in the number of our vessels that incurred their first 30 or 60 month regulatory drydocking. Depreciation and amortization expense is expected to increase from current levels when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. General and administrative expenses increased $0.6 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase in general and administrative expense is primarily due to higher personnel costs, insurance costs and an increase in FAS 123R stock-based compensation expense related to restricted stock awards granted to shore-based employees. Our general and administrative expenses, inclusive of FAS123R expenses, are expected to increase approximately 20% to 25% in 2007 over 2006 levels, but are still expected to remain approximately 10% to 12% of revenues.

Operating Income. Operating income increased by 7.3%, or $1.8 million, to $26.3 million for the first quarter of 2007 due to the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 44.6% for the three months ended March 31, 2007, compared to 48.0% for the same period in 2006. The primary drivers for this margin decrease relates to a higher allocable portion of general and administrative expenses and, to a lesser extent, increased activity at our OSV shore-based facility. Operating income as a percentage of revenues for our TTB segment was 29.7% for the three months ended March 31, 2007, compared to 26.9% for the same period in 2006. This margin increase was primarily related to the shift in our TTB contract mix from COAs to time charters.

Interest Expense. Interest expense increased $0.6 million for the three months ended March 31, 2007 compared to the same period in 2006, primarily as a result of the November 2006 issuance of $250.0 million of 1.625% convertible senior notes. The increase in interest expense was partially offset by a $0.8 million increase in capitalized interest during the first quarter of 2007 compared to the same period in 2006. The increase in capitalized interest resulted from higher newbuild construction and conversion activity during the 2007 period. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased $2.9 million for the three months ended March 31, 2007 primarily due to higher interest rates on larger invested cash balances. Our cash balances were driven higher by the contribution of $156.6 million in net proceeds received from the November 2006 convertible senior notes offering and concurrent hedge transactions. Our average cash balance for the three months ended March 31, 2007 was $462.3 million compared to $279.6 million for the same period in 2006. Our average interest rate earned on invested cash during the first quarter of 2007 was approximately 5.2% compared to approximately 4.4% in the first quarter of 2006.

Income Tax Expense. Our effective tax rate was 36.3% for each of the three months ended March 31, 2007 and 2006, respectively. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 17.7%, or $2.6 million, to $17.5 million for the first quarter of 2007 primarily due to the growth in operating income and net interest income for the reasons discussed above.

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

On September 27, 2006, we entered into a new senior secured revolving credit facility with an increased current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances. The new senior secured revolving credit facility replaced our prior revolving credit facility. The new facility has a maturity date of September 27, 2011. As of March 31, 2007, we had no amounts drawn and $100.0 million of credit immediately available under such new revolving credit facility.

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

Construction costs related to our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program will be funded, in part, with cash on hand, including a portion of the net proceeds from our October 2005 common stock offering and concurrent senior note offering, our November 2006 convertible senior note offering and concurrent hedge transactions and projected cash flows from operations.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $31.0 million for the three months ended March 31, 2007 and $27.9 million for the three months ended March 31, 2006. The increase in operating cash flows from the first quarter of 2006 was primarily due to increased effective dayrates in both of our business segments.

Investing Activities. Net cash used in investing activities was $54.8 million for the three months ended March 31, 2007 and $12.3 million for the three months ended March 31, 2006. Cash utilized in the first quarter of 2007 primarily consisted of construction costs incurred for our MPSV program, our fourth OSV newbuild program, and our second TTB newbuild program. Cash utilized in the first quarter of 2006 primarily consisted of construction costs incurred for our first TTB newbuild program, our MPSV program and our fourth OSV newbuild program. Investing activities for the remainder of 2007 are anticipated to include costs related to our current newbuild and conversion programs, retrofit and construction of additional vessels, additional acquisitions and other capital expenditures, including discretionary vessel modifications and corporate projects.

Financing Activities. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2007 and net cash provided by financing activities was $0.1 million for the three months ended March 31, 2006. Net cash used in financing activities for the first quarter of 2007 resulted from the net effect of financing costs related to the November 2006 convertible senior note offering and the accompanying convertible note hedge, warrant sale, and stock repurchase transactions and the net proceeds from common stock issued under employee benefit programs. Net cash provided by financing activities for the first quarter of 2006 resulted from cash proceeds generated from stock option exercises.

Contractual Obligations

Debt

As of March 31, 2007, we had total debt of $549.5 million, net of original issue discount. Our debt is comprised of $299.5 million of our 6.125% senior notes due 2014 and $250.0 million of our 1.625% convertible senior notes due 2026. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes currently bear interest at an annual rate of 1.625% with semi-annual cash interest payments of $2.0 million due and payable each May 15 and November 15, with the first interest payment due and payable on May 15, 2007. Beginning on November 15, 2013, the annual rate declines to 1.375% resulting in semi-annual cash interest payments of $1.7 million. We also have a new senior secured revolving credit facility due September 2011 with an increased current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances. As of March 31, 2007, we had no amounts drawn and $100.0 million of credit immediately available under such new revolving credit facility.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred, before construction period interest, during the three months ended March 31, 2007 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended March 31, 2007	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$29.0	$68.2	$260.0	1Q2008-3Q2009
OSV newbuild program #4 (3)	8.4	30.5	305.0	1Q2008-1Q2010
TTB newbuild program #2 (4)	15.3	34.7	70.0	3Q2007-4Q2007

Total:	$52.7	$133.4	$635.0

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our active and pending newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to pending vessels that are currently contracted with shipyards for construction, retrofit or conversion.
(2)	In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, 370-ft. DP-2 new generation MPSVs. These MPSVs are expected to be delivered from the shipyard during the first half of 2008. In May 2007, we announced the expansion of our MPSV program to include one 430-ft. DP-3 new generation MPSV that will be constructed in a foreign shipyard and an exclusive four-year option to build up to two additional “sister” vessels of the same DP3 MPSV design at a domestic shipyard of our choice. The newbuild MPSV is expected to be delivered from the foreign shipyard during the third quarter of 2009.
(3)	In September 2005, we announced, and later expanded in February, May and August 2006, respectively, our fourth OSV newbuild program. This program is now expected to add, in the aggregate, approximately 38,000 deadweight tons of capacity to our OSV fleet. We are currently committed under vessel construction contracts with two domestic shipyards to build four proprietary 240 ED class OSVs and nine proprietary 250 EDF class OSVs, respectively.
(4)	In September 2005, we announced, and later expanded in August 2006, our second TTB newbuild program. We are currently committed under vessel construction contracts with domestic shipyards to build three 60,000-barrel proprietary double-hulled barges and retrofit four 3,000 horsepower ocean-going tugs that were purchased in July 2006.

During calendar 2007, we expect to drydock a total of twelve OSVs, four tugs, and three tank barges for recertification and/or discretionary vessel enhancements, and to incur non-vessel capital expenditures related primarily to information technology initiatives, shore-side transportation assets and corporate projects. The following table summarizes the costs incurred for these purposes for the three months ended March 31, 2007 and 2006 (in millions and prior to construction period interest, as applicable):

	Three Months Ended March 31,		Year Ended December 31, 2007
	2007	2006
Maintenance Capital Expenditures:	Actual	Actual	Forecast
Deferred drydocking charges	$6.1	$0.9	$14.7
Other vessel capital improvements	1.6	1.1	7.0
Miscellaneous non-vessel additions	0.9	1.3	7.2

Total:	$8.6	$3.3	$28.9

Forward Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q, including certain information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast” “project,” “should” or “will” or other comparable words or the negative of such words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe in our Annual Report on Form 10-K for the year ended December 31, 2006 and other cautionary statements we make in this Quarterly Report on Form 10-Q.

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

We are subject to interest rate risk on our long-term fixed interest rate 6.125% senior notes and 1.625% convertible senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. Such fluctuations may create or negate the need to enter into other financial instruments to manage or reduce interest rate risk. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026 and the effective interest rate on such notes is 2.04%. Our revolving credit facility has a variable interest rate and, therefore, is not subject to interest rate risk.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for four of our OSVs for service offshore Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under a fixed time charter with one of our OSVs for service offshore Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charter. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business.

In May 2007, we announced the expansion of our MPSV program to include the newbuild construction of one DP-3 MPSV at a foreign shipyard. This shipyard contract is denominated in Euros and we will be required to remit shipyard milestone payments in such currency. To date, we have not hedged against foreign currency rate fluctuations associated with these shipyard milestone payments.

We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

On January 18, 2007, Anthony Caiafa filed an action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc. and Todd M. Hornbeck, our Chairman of the Board, President, and Chief Executive Officer. On January 24, 2007, Thomas Schedler filed a similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc., Todd M. Hornbeck and James O. Harp, Jr., our Executive Vice President and Chief Financial Officer. On January 26, 2007, Michael D. Fontenelle filed another similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc. and Todd M. Hornbeck. On February 8, 2007, Oakmont Capital Management, LLC filed a similar action in the United States District Court for the Eastern District of Louisiana against Hornbeck Offshore Services, Inc., Todd M. Hornbeck, James O. Harp, Jr. and Carl G. Annessa, our Executive Vice President and Chief Operating Officer. These lawsuits purport to be filed as a class action on behalf of the plaintiffs and other similarly situated purchasers of our securities from November 1, 2006 to January 10, 2007. In their complaints, the plaintiffs allege that Hornbeck Offshore Services, Inc. and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or by omitting to state material facts necessary to make the statements not misleading, in connection with its forward earnings guidance and its January 10, 2007 announcement of preliminary financial results for the fourth quarter of 2006 that fell short of such guidance and indicated a reduction in 2007 guidance. The Company and such officers deny these allegations and believe that these actions are without merit. We intend to defend these actions vigorously. However, we cannot predict whether we will prevail in the actions or estimate the amount of damages that we might incur. We are also unable to estimate any reimbursement that we may receive from insurance policies in the event that we incur any damages or costs in connection with these actions.

Item 1A – Risk Factors

Our expansion of operations into international markets and shipyard activities in foreign shipyards subjects us to risks inherent in conducting business internationally.

Over the past several years we have derived an increasing portion of our revenues from foreign sources. In addition, certain of our newbuild construction, shipyard repair and procurement activities are being conducted with foreign vendors. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel seizure or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, kidnapping of or assault on personnel, adverse tax consequences, difficulties and costs of staffing international operations, currency exchange rate fluctuations and language and cultural differences. All of these risks are beyond our control and difficult to insure against. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.

There were no other material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in response to Item 1A to Part I of Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

On May 7, 2007, the Company entered into amended and restated employment agreements, effective January 1, 2007, with each of its three most senior executive officers. Todd M. Hornbeck serves as the Company’s President and Chief Executive Officer, Carl G. Annessa serves as its Executive Vice President and Chief Operating Officer and James O. Harp, Jr. serves as its Executive Vice President and Chief Financial Officer. The long-term employment agreements were amended principally to clarify and conform the confidentiality, noncompetition and nonsolicitation provisions and to provide a “gross up” payment for any potential excise tax liability to such executives, and, with respect to Todd Hornbeck’s employment agreement, to add a two year post-employment noncompete. Certain other provisions regarding potential payments upon termination or change in control were also clarified and conformed. No changes were made to the executives’ salaries, potential cash or equity incentive compensation, perquisites and other personal benefits.

Messrs. Todd Hornbeck, Annessa and Harp have each agreed that during the term of their respective agreements and for a period of two years after termination, they will not (1) be employed by or associated with or own more than 5% of the outstanding securities of any entity that competes with us in the locations in which we operate, (2) solicit any of our employees to terminate their employment or (3) accept employment with or payments from any of our clients or customers who did business with us while employed by us. We may elect to extend Messrs. Todd Hornbeck’s, Annessa’s or Harp’s noncompetition period for an additional year by paying his compensation and other benefits for an additional year.

Under the terms of the amended and restated employment agreements, in the event of the death or permanent disability of any of Messrs. Todd Hornbeck, Annessa and Harp: (i) such executive or his estate would receive the compensation that such executive would have earned through the date of his death or determination of permanent disability, including any bonus or cash incentive compensation earned but not yet paid; (ii) his unvested stock options and time-based restricted stock awards would vest; (iii) his performance-based restricted stock awards would vest at the greater of the base share amount or the number of shares that would have vested on the date of his death or determination of permanent disability as if such date were the end of the performance period (as such term is used in the applicable restricted stock award agreement); (iv) his dependents would be entitled to benefits, including medical, and other benefits and use of a Company automobile for a period of one year; and (v) such executive or his estate would receive any life insurance benefits included in the benefit package provided by the Company to such executive on the date of his death or determination of permanent disability.

Under the terms of the amended and restated employment agreements, in the event any of Messrs. Todd Hornbeck, Annessa or Harp are terminated without “good cause” as defined in such employment agreements: (i) his unvested stock options and time-based restricted stock awards would vest upon the termination event; (ii) his performance-based restricted stock awards would vest at the greater of the base share amount or the number of shares that would have vested on the date of his termination without “good cause” as if such date were the end of the performance period (as such term is used in the applicable restricted stock award agreement); and (iii) he would be entitled to his base salary, cash incentive compensation, automobile, and medical and other benefits through the actual expiration date of his agreement.

Should any of the payments made to Messrs. Todd Hornbeck, Annessa or Harp, whether paid or payable pursuant to the terms of the amended and restated employment agreements or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any equity incentive compensation plan, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing, subject him to excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, he will also be entitled to a “gross up” payment equal to such excise tax.

The foregoing descriptions of the amended and restated employment agreements are a summary only, do not purport to be complete and are qualified in their entirety by reference to each amended and restated employment agreement, copies of which are filed herewith as Exhibits 10.1, 10.2 and 10.3 to this Form 10-Q and are incorporated in this Item 5 by reference.

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

4.2	— Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 12, 2004, Registration No. 333-121557).

4.3

— Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2005).

4.4

— Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s amended Registration Statement on Form 8-A/A dated March 25, 2004).

4.5

— Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.6

— Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.7

— Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004).

Exhibit Number	Description of Exhibit

4.8

— Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9

— Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10

— Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11

—Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.12

— Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

*10.1	— Amended and Restated Senior Employment Agreement dated May 7, 2007 by and between Todd M. Hornbeck and the Company.

*10.2	— Amended and Restated Employment Agreement dated May 7, 2007 by and between Carl G. Annessa and the Company

*10.3	— Amended and Restated Employment Agreement dated May 7, 2007 by and between James O. Harp, Jr. and the Company

*31.1	— Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	— Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	— Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	— Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 8, 2007	/s/ JAMES O. HARP, JR.
James O. Harp, Jr. Executive Vice President and Chief Financial Officer