Form 10-Q
period 2007-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2007-08-07
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2007 was 25,898,780.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$428,851	$474,261
Accounts receivable, net of allowance for doubtful accounts of $784 and $745, respectively	48,705	46,133
Other current assets	8,995	6,593

Total current assets	486,551	526,987

Property, plant and equipment, net	636,773	531,951
Deferred charges, net	35,837	31,554
Other assets	7,871	7,888

Total assets	$1,167,032	$1,098,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,991	$18,472
Accrued interest	2,417	2,314
Accrued payroll and benefits	4,950	7,859
Deferred revenue	8,644	7,693
Other accrued liabilities	2,314	1,388

Total current liabilities	42,316	37,726

Long-term debt, net of original issue discount of $479 and $503, respectively.	549,521	549,497
Deferred tax liabilities, net	72,493	54,480
Other liabilities	1,450	1,804

Total liabilities	665,780	643,507
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 25,687 and 25,561 shares issued and outstanding, respectively	257	255
Additional paid-in capital	328,142	321,909
Retained earnings	172,676	132,558
Accumulated other comprehensive income	177	151

Total stockholders’ equity	501,252	454,873

Total liabilities and stockholders’ equity	$1,167,032	$1,098,380

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	$75,071	$70,695	$143,161	$131,751
Costs and expenses:
Operating expenses	27,520	22,729	54,625	44,908
Depreciation	4,940	6,046	9,747	11,855
Amortization	2,877	1,669	5,258	3,349
General and administrative expenses	7,651	7,854	15,098	14,694

	42,988	38,298	84,728	74,806

Gain on sale of assets	1,852	328	1,842	328

Operating income	33,935	32,725	60,275	57,273
Other income (expense):
Interest income	5,772	3,573	11,780	6,684
Interest expense	(4,270)	(4,450)	(9,175)	(8,804)
Other income, net	6	21	11	31

	1,508	(856)	2,616	(2,089)

Income before income taxes	35,443	31,869	62,891	55,184
Income tax expense	(12,806)	(11,577)	(22,773)	(20,043)

Net income	$22,637	$20,292	$40,118	$35,141

Basic earnings per common share	$0.88	$0.75	$1.57	$1.29

Diluted earnings per common share	$0.85	$0.73	$1.52	$1.27

Weighted average basic shares outstanding	25,639	27,201	25,611	27,180

Weighted average diluted shares outstanding	26,523	27,711	26,362	27,680

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,118	$35,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,747	11,855
Amortization	5,258	3,349
Stock-based compensation expense	3,434	2,675
Provision for bad debts	39	265
Deferred tax expense	18,604	20,043
Amortization of financing costs	976	423
Gain on sale of assets	(1,842)	(328)
Equity income from investment	(73)	(35)
Changes in operating assets and liabilities:
Accounts receivable	(2,685)	(8,797)
Other current assets	(2,433)	(8,687)
Deferred drydocking charges	(10,475)	(4,978)
Accounts payable	7,647	1,306
Accrued liabilities and other liabilities	(1,313)	1,502
Accrued interest	103	(11)

Net cash provided by operating activities	67,105	53,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(64,162)	(6,237)
Costs incurred for OSV newbuild program #4	(17,368)	(5,277)
Costs incurred for TTB newbuild program #1	—	(5,257)
Costs incurred for TTB newbuild program #2	(29,250)	(3,087)
Acquisition and retrofit of AHTS vessels	—	(2,384)
Net proceeds from the sale of assets	5,883	1,082
Vessel capital expenditures	(6,519)	(2,878)
Non-vessel capital expenditures	(2,508)	(2,743)

Net cash used in investing activities	(113,924)	(26,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(218)	(94)
Net cash proceeds from other shares issued	1,602	1,091

Net cash provided by financing activities	1,384	997

Effects of exchange rate changes on cash	25	9

Net increase (decrease) in cash and cash equivalents	(45,410)	27,948
Cash and cash equivalents at beginning of period	474,261	271,739

Cash and cash equivalents at end of period	$428,851	$299,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,332	$9,275

Cash paid for taxes	$3,794	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Certain amounts reported in prior periods have been reclassified to conform to the 2007 presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$22,637	$20,292	$40,118	$35,141

Weighted average number of shares of common stock outstanding	25,639	27,201	25,611	27,180
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	884	510	751	500

Adjusted weighted average number of shares of common stock outstanding	26,523	27,711	26,362	27,680

Earnings per common share:
Basic	$0.88	$0.75	$1.57	$1.29

Diluted	$0.85	$0.73	$1.52	$1.27

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Stock options representing rights to acquire 150 and 3 shares of common stock for the three months ended June 30, 2007 and 2006, respectively, and 322 and 3 shares of common stock for the six months ended June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period.
(2)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers and pre-determined internal target performance criteria. See Note 5 for further information regarding the Company’s restricted stock awards.
(3)	As of June 30, 2007, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. See Note 4 for further information.

3. Recent Accounting Pronouncements

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48. As a result of the implementation of FIN 48, the Company did not record any significant changes to its liability for unrecognized income tax benefits. As of January 1, 2007 the Company had approximately $0.4 million of unrecognized income tax benefits, of which approximately $0.3 million would affect the effective tax rate if recognized. As of June 30, 2007, the Company had $0.4 million of unrecognized tax benefits. The Company accounts for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2003, 2004, 2005, and 2006 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

In September 2006, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on our future operating results.

4. Long-Term Debt

Revolving Credit Facility

On September 27, 2006, the Company entered into a new five-year senior secured revolving credit facility. The revolving credit facility has a borrowing base of $100.0 million and matures in September 2011. As of June 30, 2007, the Company had no balance outstanding under the revolving credit facility and had $100.0 million of credit immediately available under such facility. As of that date, eight offshore supply vessels, or OSVs, and four ocean-going tugs and associated personality collateralized the new facility.

Senior Notes

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior unsecured notes, or senior notes, governed by an indenture, or the 2004 indenture. The net proceeds to the Company from the private placement were approximately $219.0 million, net of transaction costs. The effective interest rate on the new senior notes is 6.38%.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 4, 2005, the Company issued in a private placement an additional $75.0 million in aggregate principal amount of 6.125% senior unsecured notes, or additional notes, governed by the 2004 indenture. The additional notes were priced at 99.25% of principal amount to yield 6.41%. The net proceeds to the Company from this private placement were approximately $73.1 million, net of transaction costs. The senior notes and additional notes mature on December 1, 2014 and require semi-annual interest payments at a fixed interest rate of 6.125% per year on June 1 and December 1 of each year until maturity. No principal payments are due until maturity.

Pursuant to registered exchange offers, the senior notes and additional notes issued in November 2004 and October 2005, respectively, that were initially sold pursuant to private placements were exchanged for 6.125% senior notes with substantially the same terms, except that the issuances of such senior notes issued in the exchange offers were registered under the Securities Act of 1933, or Securities Act. All such senior notes were issued under and are entitled to the benefits of the same 2004 indenture

Convertible Senior Notes

On November 13, 2006, the Company completed a private placement of $250.0 million of its 1.625% convertible senior unsecured notes due 2026, or the convertible notes. The convertible notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only under the occurrence of certain events as defined in the indenture governing such convertible notes, or the 2006 convertible notes indenture. The initial conversion rate of 20.6260 shares of common stock per $1,000 principal amount of convertible notes corresponds to a conversion price of approximately $48.48 per share, which was a 37.5% premium over the closing price of the Company’s common shares on The New York Stock Exchange on November 7, 2006 of $35.26. As of June 30, 2007, the Company’s closing share price was $38.76.

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

In February 2007, the Company filed a registration statement on Form S-3 and subsequently filed 424(b) prospectus supplements under the Securities Act covering resales by the selling security holders named therein of the convertible senior notes and the shares of the Company’s common stock issuable upon conversion of such notes.

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

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $2.0 million for the second quarter of 2007, $0.4 million for the second quarter of 2006, $3.3 million for the first six months of 2007 and $0.9 million for the first six months of 2006.

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

During the six months ended June 30, 2007, the Company granted performance-based and time-based restricted stock unit awards, or RSUs, to directors and employees. There

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been no stock options granted to such directors and employees in 2007. The Company granted two types of performance-based RSUs. The first type, which was granted to key executives of the Company, calculates the shares to be received based on the Company’s performance relative to a peer group, as defined by the RSU agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during a measurement period, which is generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. The second type of performance-based RSU, which was granted to non-executive shore-side employees and certain named executive officers, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three year period as defined by the RSU agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company.

Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to three years. The fair value of the Company’s performance-based restricted stock, which is determined using a binomial lattice model, is applied to the total shares that are expected to fully vest and is amortized over the vesting period based on relative performance compared to peers or the Company’s internal performance measured against pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock unit awards, which is amortized over a vesting period from one to three years, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest.

For the three months ended June 30, 2007, the Company’s income before taxes, net income and basic and diluted earnings per share included $1.7 million, $1.1 million, $0.04 per share and $0.04 per share of stock-based compensation expense charges, respectively. For the six months ended June 30, 2007, the Company’s income before taxes, net income and basic and diluted earnings per share included $3.4 million, $2.2 million, $0.09 per share and $0.08 per share of stock-based compensation expense charges, respectively. In addition, the Company capitalized approximately $0.3 million and $0.6 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for the three and six months ended June 30, 2007, respectively.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. In March 2007, the terms of entry for both of the Company’s segments contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of June 30, 2007, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the current policy year. In addition, the Company joined a new P&I Club during 2007 and has committed a letter of credit for approximately $0.3 million to its former P&I Club to fund possible future claims for the policy year that expires in February 2008.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and six months ended June 30, 2007 and 2006, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Offshore supply vessels
Domestic	$41,734	$37,901	$77,736	$71,215
Foreign	6,875	6,249	12,015	11,435

	48,609	44,150	89,751	82,650

Tugs and tank barges
Domestic	24,325	24,595	48,696	45,206
Foreign (1)	2,137	1,950	4,714	3,895

	26,462	26,545	53,410	49,101

Total	$75,071	$70,695	$143,161	$131,751

Operating expenses:
Offshore supply vessels	$15,620	$13,476	$30,945	$26,227
Tugs and tank barges	11,900	9,253	23,680	18,681

Total	$27,520	$22,729	$54,625	$44,908

Depreciation:
Offshore supply vessels	$2,671	$3,516	$5,297	$6,933
Tugs and tank barges	2,269	2,530	4,450	4,922

Total	$4,940	$6,046	$9,747	$11,855

Amortization:
Offshore supply vessels	$1,408	$742	$2,535	$1,398
Tugs and tank barges	1,469	927	2,723	1,951

Total	$2,877	$1,669	$5,258	$3,349

General and administrative expenses:
Offshore supply vessels	$3,755	$3,694	$7,469	$6,890
Tugs and tank barges	3,896	4,160	7,629	7,804

Total	$7,651	$7,854	$15,098	$14,694

Gain on sale of assets:
Offshore supply vessels	$1,852	$—	$1,842	$—
Tugs and tank barges	—	328	—	328

Total	$1,852	$328	$1,842	$328

Operating income:
Offshore supply vessels	$27,007	$22,722	$45,347	$41,202
Tugs and tank barges	6,928	10,003	14,928	16,071

Total	$33,935	$32,725	$60,275	$57,273

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Deferred drydocking charges:
Offshore supply vessels	$1,889	$2,446	$4,832	$3,186
Tugs and tank barges	2,493	1,650	5,643	1,792

Total	$4,382	$4,096	$10,475	$4,978

Capital expenditures:
Offshore supply vessels	$48,150	$10,220	$87,783	$17,567
Tugs and tank barges	15,472	4,945	30,059	9,288
Corporate	1,375	348	1,965	1,008

Total	$64,997	$15,513	$119,807	$27,863

	As of June 30, 2007	As of December 31, 2006
Identifiable assets:
Offshore supply vessels	$895,547	$861,498
Tugs and tank barges	248,915	215,935
Corporate	22,570	20,947

Total	$1,167,032	$1,098,380

Long-lived assets:
Offshore supply vessels
Domestic	$358,172	$281,244
Foreign (2)	60,549	55,271

	418,721	336,515

Tugs and tank barges
Domestic	$206,353	186,491
Foreign (1)(2)	5,481	4,242

	211,834	190,733

Corporate	6,218	4,703

Total	$636,773	$531,951

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of June 30, 2007 and December 31, 2006, respectively.

8. Subsequent Event—Pending Acquisition of OSVs

On July 20, 2007, the Company entered into a definitive asset purchase agreement to acquire 20 OSVs and their related business from certain affiliates of Nabors Industries, Ltd., or Nabors, for $186.0 million in cash, plus the cost of any fuel inventory on such vessels. The Company also agreed to purchase one newbuild 285 foot DP-2 class vessel currently under construction with an anticipated fourth quarter 2008 delivery. The expected cost of this vessel,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to the allocation of construction period interest, is approximately $34.0 million, of which approximately $7.3 million will be paid to Nabors at closing. The 20 acquired vessels, or the Sea Mar Fleet, are comprised of ten 200 class new generation OSVs and ten conventional OSVs, with fifteen currently operating in the GoM, three operating offshore Mexico and two operating in Qatar. The transaction is subject to customary conditions including third party consents and regulatory approvals and expected to close in early August 2007.

The purchase price allocation is currently being evaluated and the final calculation is expected to be completed no later than August 8, 2008. The Company does not expect to record any goodwill as a result of the acquisition. As of July 20, 2007, the purchase price was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

Property, plant and equipment	$186,000
Construction work in progress	7,300
Inventory	1,200

Purchase price	$194,500

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

General

We own and operate a fleet of 25 technologically advanced, new generation OSVs. We also own two former coastwise sulfur tankers that are being converted into new generation multi-purpose supply vessels, or MPSVs. In addition, we are currently constructing 13 new generation OSVs and have recently signed a contract with a foreign shipyard for the construction of one new generation MPSV. Currently, 19 of our OSVs are operating in domestic waters, 15 of which are operating in the U.S. Gulf of Mexico, or GoM, and four are operating along other U.S. coastlines. Of our six OSVs currently working in international waters, four are operating offshore Trinidad and two are operating offshore Mexico. In April 2007, we sold our only new generation fast supply vessel.

In July 2007, we entered into a definitive asset purchase agreement to acquire 20 OSVs and their related business from certain affiliates of Nabors Industries, Ltd., or Nabors. We also agreed to purchase one new generation OSV currently under construction with an anticipated fourth quarter 2008 delivery. The 20 vessels are comprised of ten 200 class new generation OSVs and ten conventional OSVs, with fifteen currently operating in the GoM, three operating offshore Mexico and two operating in Qatar. The transaction is subject to customary conditions including third party consents and regulatory approvals and expected to close in early August 2007.

In addition, we own and operate 14 ocean-going tugs and 18 ocean-going tank barges, six of which are double-hulled. We also own three ocean-going tugs that are being retrofitted for service in our petroleum transportation segment. One of our newly retrofitted ocean-going tugs, the Michigan Service, was placed in service in July 2007 under our second TTB newbuild program. In addition, we are currently constructing three double-hulled tank barges under that program. Currently, nine of our tank barges are operating in the northeastern United States, primarily New York Harbor, five barges are operating in the GoM, two barges are operating in the Great Lakes, and two barges are operating in Puerto Rico.

Offshore Supply Vessels

We have developed, through a series of three newbuild programs, a proprietary fleet of 200, 240, and 265 class new generation OSVs to meet the diverse needs of our customers. Through acquisitions, we have broadened the mix of our fleet to include additional 200 class vessels that are well suited for deep shelf gas exploration and other complex shelf drilling applications and to fill the increasing demand for modern equipment for conventional drilling on the Continental Shelf. We have continued our efforts to expand the services that we offer our customers with the acquisition of two anchor-handling towing supply, or AHTS, vessels, the commencement of our MPSV program and fourth OSV newbuild program, the acquisition of a shore-based port facility in Port Fourchon, Louisiana and the pending acquisition of vessels from Nabors.

In May 2007, we announced the expansion of our MPSV program to include one 430-ft. new generation DP-3 MPSV to be constructed at a European shipyard with an anticipated fourth quarter 2009 delivery. We plan to U.S.-flag this foreign-built vessel for non-Jones Act service primarily in the deepwater and ultra-deepwater GoM. The new DP-3 vessel to be constructed will be included in our MPSV program, which currently consists of two U.S.-flagged coastwise sulfur tankers that are being converted into 370-ft. new generation DP-2 MPSVs. Based on current internal estimates, the aggregate total project budget for all three vessels in this program, before construction period interest, is now expected to be in the range of $250.0 million to $270.0 million. We also have an exclusive four-year option to construct up to two additional vessels based upon the same DP-3 MPSV design at a U.S. shipyard of our choice, which once completed would qualify for domestic coastwise trade under the Jones Act.

All of our OSVs operate under time charters, including 13 that are chartered under long-term contracts with expiration dates ranging from September 2007 through June 2012. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides support services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

Our fleetwide average OSV dayrates for the second quarter of 2007 were at a company historic high of $21,358. We believe that market conditions for new generation vessels in the GoM are continuing to show long-term positive trends. With the expected increase in deepwater exploratory drilling, the development of the deepwater and ultra-deepwater production infrastructure and the dismantling of old structures from the Continental Shelf, we have noted an increase in opportunities to contract our OSVs on long term fixtures of two to five years. We are also observing an increased level of interest for vessels with specialty service capabilities as evidenced by two of our OSVs having recently been deployed for well stimulation support services on long-term contracts. During the first half of 2007, we had over half of our OSV fleet working in international areas or performing specialty services, such as well stimulation, ROV support or working for the military.

Tugs and Tank Barges

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increased dayrates for this equipment. We are actively working to ensure that our fleet is well positioned to take advantage of opportunities as they develop in this segment. With a focus on expanding our geographic market area and current service offering, we are now operating vessels from our TTB fleet in the Great Lakes and in the GoM. In addition, we have recently been successful in deploying our vessels in non-traditional tank barge services, such as support of deepwater well testing and other specialty applications for our upstream customers. Because we have shifted most of our TTB fleet from COAs to time charters and continue to diversify our services and geographic service areas, some of our historic seasonality for this segment has been diminished. Excluding vessels undergoing regulatory drydocking, we now have nearly all of our tank barges operating under time charters, including nine that are chartered under long-term contracts with expiration dates ranging from late October 2007 through December 2008.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our property, plant and equipment are recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives and salvage values of the related assets. As of January 1, 2007, we have prospectively modified our assumptions for estimated salvage values for our marine equipment. Salvage values for marine equipment are now estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. Our depreciation expense for vessels that were in service as of January 1, 2007, as well as for vessels placed in service after that date, is expected to be lower for the remaining estimated useful life of such assets based on the change in our estimated salvage values. Otherwise, there were no other significant changes to our critical accounting policies, as reported in our most recently filed Annual Report on Form 10-K, during the six months ended June 30, 2007.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These OSVs and tank barges generate substantially all of our revenues and operating profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Offshore Supply Vessels:
Average number of vessels	25.0	25.0	25.0	25.0
Average fleet capacity (deadweight)	59,042	59,042	59,042	59,042
Average vessel capacity (deadweight)	2,362	2,362	2,362	2,362
Average utilization rate (1)	96.7%	96.6%	94.1%	93.3%
Average dayrate (2)	$21,358	$19,321	$20,253	$18,772
Effective dayrate (3)	$20,653	$18,664	$19,058	$17,514
Tugs and Tank Barges:
Average number of tank barges (4)	18.0	17.5	18.0	17.8
Average fleet capacity (barrels) (4)	1,549,566	1,472,111	1,549,566	1,477,325
Average barge capacity (barrels)	86,087	83,374	86,087	82,869
Average utilization rate (1)	90.9%	90.5%	92.5%	92.1%
Average dayrate (5)	$17,772	$18,420	$17,726	$16,550
Effective dayrate (3)	$16,155	$16,670	$16,397	$15,243

(1)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(2)	Average dayrate represents average revenue per day, which includes charter hire, crewing services, and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(3)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(4)	The Energy 2202 is not included in the three or six months ended June 30, 2007 data as it was sold in May 2006. The Energy 8701 is not included in the three or six months ended June 30, 2006 data as it was previously retired from service under OPA 90 in December 2004, but was reinstated into our active tank barge fleet in October 2006.
(5)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities and Exchange Commission, or Commission. We define EBITDA as earnings, or net income, before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

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

The following table provides the detailed components of EBITDA, as we define that term, for the three and six months ended June 30, 2007 and 2006, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of EBITDA:
Net income	$22,637	$20,292	$40,118	$35,141
Interest expense (income)
Debt obligations	4,270	4,450	9,175	8,804
Interest income	(5,772)	(3,573)	(11,780)	(6,684)

Interest, net	(1,502)	877	(2,605)	2,120

Income tax expense	12,806	11,577	22,773	20,043
Depreciation	4,940	6,046	9,747	11,855
Amortization	2,877	1,669	5,258	3,349

EBITDA	$41,758	$40,461	$75,291	$72,508

The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2007 and 2006, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
EBITDA Reconciliation to GAAP:
EBITDA	$41,758	$40,461	$75,291	$72,508
Cash paid for deferred drydocking charges	(4,381)	(4,096)	(10,475)	(4,978)
Cash paid for interest	(11,285)	(9,225)	(11,332)	(9,275)
Cash paid for taxes	(3,794)	—	(3,794)	–
Changes in working capital	13,734	(2,550)	15,857	(7,103)
Stock-based compensation expense	1,689	1,437	3,434	2,675
Changes in other, net	(1,658)	(205)	(1,876)	(104)

Net cash flows provided by operating activities	$36,063	$25,822	$67,105	$53,723

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

In addition, we also make certain adjustments to EBITDA for stock-based compensation expense and interest income, as well as loss on early extinguishment of debt, as applicable, to compute ratios used in certain financial covenants of our revolving credit facility with various lenders. We believe that these ratios are a material component of certain financial covenants in such credit agreement and failure to comply with the financial covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.

The following table provides the detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and six months ended June 30, 2007 and 2006, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense	$1,689	$1,437	$3,434	$2,675
Interest income	5,772	3,573	11,780	6,684

The following table provides detailed components of net income for the three months ended June 30, 2007 and 2006, respectively (in thousands, except for percentage changes).

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$41,734	$37,901	$3,833	10.1%
Foreign	6,875	6,249	626	10.0

	48,609	44,150	4,459	10.1

Tugs and tank barges
Domestic	24,325	24,595	(270)	(1.1)
Foreign (1)	2,137	1,950	187	9.6

	26,462	26,545	(83)	(0.3)

Total	$75,071	$70,695	$4,376	6.2%

Operating expenses:
Offshore supply vessels	$15,620	$13,476	$2,144	15.9%
Tugs and tank barges	11,900	9,253	2,647	28.6

Total	$27,520	$22,729	$4,791	21.1%

Depreciation and amortization:
Offshore supply vessels	$4,079	$4,258	$(179)	(4.2)%
Tugs and tank barges	3,738	3,457	281	8.1

Total	$7,817	$7,715	$102	1.3%

General and administrative expenses
Offshore supply vessels	$3,755	$3,694	$61	1.7%
Tugs and tank barges	3,896	4,160	(264)	(6.3)

Total	$7,651	$7,854	$(203)	(2.6)%

Gain on sale of assets:
Offshore supply vessels	$1,852	$—	$1,852	100.0%
Tugs and tank barges	—	328	(328)	(100.0)

Total	$1,852	$328	$1,524	464.6%

Operating income:
Offshore supply vessels	$27,007	$22,722	$4,286	18.9%
Tugs and tank barges	6,928	10,003	(3,075)	(30.7)

Total	$33,935	$32,725	$1,211	3.7%

Interest expense	$4,270	$4,450	$(180)	(4.0)%

Interest income	$5,772	$3,573	$2,199	61.5%

Income tax expense	$12,806	$11,577	$1,229	10.6%

Net income	$22,637	$20,292	$2,345	11.6%

(1)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues. Revenues for the three months ended June 30, 2007 were higher than the same period in 2006 due primarily to continued favorable market conditions in our OSV segment.

Revenues from our OSV segment were 10.1% higher for the three months ended June 30, 2007 compared to the same period in 2006, due primarily to an increase in fleetwide average dayrates. Our OSV average dayrate was $21,358 for the second quarter of 2007 compared to $19,321 for the same period in 2006, an increase of $2,037 or 10.5%. Domestic and foreign revenues for our OSV segment for the second quarter of 2007 increased 10.1% and 10.0%, respectively, due to improved market conditions. Since June 30, 2006, 17 of our 25 OSVs had previous contracts expire and commenced new contracts at higher market dayrates.

Revenues from our TTB segment decreased 0.3% for the three months ended June 30, 2007 compared to the same period in 2006. Our tank barge average dayrate was $17,772 for the three months ended June 30, 2007, a decrease of $648, or 3.5%, from $18,420 for the same period in 2006. The decrease in dayrates was primarily related to the second quarter of 2006 being favorably impacted by our ability to provide non-traditional tank barge services, at spot dayrates, to certain of our upstream customers. Our tank barge utilization was 90.9% for the three months ended June 30, 2007 compared to 90.5% for the same period in 2006.

Operating Expenses. Operating expenses for the three months ended June 30, 2007 increased 21.1% compared to the same period in 2006, due primarily to higher fleet personnel costs, in-chartering third-party equipment and FAS 123R stock-based compensation costs associated with the June 2006 and February 2007 grants of restricted stock units to fleet personnel. This increase in operating expense is in-line with our previously reported expectation that daily operating costs for existing vessels in each of our operating segments would increase approximately 20% to 25% for 2007 over 2006 levels. However, recent operating trends reflect increases that are at the lower end of this range.

Operating expenses for our OSV segment increased 15.9% for the three months ended June 30, 2007 compared to the same period in 2006, primarily due to market-driven wage increases for OSV mariners in the latter half of 2006, increased labor costs at our shore-based port facility due to increased staffing, FAS 123R stock-based compensation related to restricted stock unit awards granted to mariners during the second quarter of 2006 and first quarter of 2007 and higher contract service costs associated with operating in foreign markets.

Operating expenses for our TTB segment increased 28.6% for the three months ended June 30, 2007 compared to the same period in 2006, primarily as a result of higher costs for the in-chartering of third-party tugs to fulfill time charter requirements and increased compensation costs for TTB mariners, including FAS123R stock-based compensation related to restricted stock unit awards granted to mariners during the second quarter of 2006 and first quarter of 2007. Average daily operating expense for the TTB segment is also expected to increase in 2007 commensurate with the delivery of three 60,000-barrel double-hulled tank barges and four retrofitted ocean-going tugs that are expected to be placed in service on various dates throughout 2007, one of which was delivered in July 2007.

Depreciation and Amortization. Depreciation and amortization was $0.1 million higher for the three months ended June 30, 2007 compared to the same period in 2006 due to higher amortization expenses resulting from increased drydockings and drydocking costs. Our drydocking costs were unfavorably impacted during the second quarter of 2007 by reduced shipyard availability, shipyard labor shortages and an increase in the number of our vessels that have incurred their first 30 or 60 month regulatory drydocking since the second quarter of 2006. The increase in amortization expenses was partially offset by a decrease in depreciation expense due to change in estimated salvage values for our vessels. As of January 1, 2007, we have prospectively modified our assumptions for estimated salvage values for our vessels. The salvage values are now estimated to range between 5% and 25% of the original recorded cost, depending on vessel type. As this represents a change in estimate, we expect our depreciation expense for vessels that were in service as of January 1, 2007, as well as for vessels placed in service after that date, to be lower for the remaining estimated useful life of such assets based on the change in our estimated salvage values. Depreciation and amortization expense is expected to increase from current levels when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. General and administrative expenses decreased $0.2 million for the three months ended June 30, 2007 compared to the same period in 2006. The decrease in general and administrative expense is primarily due to lower health insurance costs and lower incentive compensation for shore-side personnel. Our general and administrative expenses, inclusive of FAS123R expenses, are expected to increase approximately 20% for 2007 over 2006 levels, but are still expected to remain approximately 10% to 12% of revenues.

Gain on sale of assets. We recorded a $1.9 million gain in our OSV segment during the second quarter of 2007 resulting from the sale of our fast supply vessel, the HOS Hotshot, for net proceeds of approximately $5.9 million. During the second quarter of 2006, we sold the Energy 2202, a single-hulled tank barge for a gain of $0.3 million.

Operating Income. Operating income increased by 3.7%, or $1.2 million, to $33.9 million for the second quarter of 2007. Operating income as a percentage of revenues for our OSV segment was 55.6% for the three months ended June 30, 2007, compared to 51.5% for the same period in 2006. The primary driver for this margin increase relates to an increase in dayrates. Operating income as a percentage of revenues for our TTB segment was 26.2% for the three months ended June 30, 2007, compared to 37.7% for the same period in 2006. The primary driver for this margin decrease relates to the changes in dayrates and operating expenses as discussed above.

Interest Expense. Interest expense decreased $0.2 million for the three months ended June 30, 2007 compared to the same period in 2006, primarily as a result of an increase in capitalized interest, which was offset, in part, by additional interest expense generated from the November 2006 issuance of $250.0 million of 1.625% convertible senior notes. Capitalized interest is expected to further increase with the higher newbuild construction and conversion activity during the remainder of 2007.

Interest Income. Interest income increased $2.2 million for the three months ended June 30, 2007 primarily due to higher interest rates on larger invested cash balances. Our cash balances were driven higher by the contribution of $156.6 million in net proceeds received from the November 2006 convertible senior notes offering and related transactions. Our average cash balance for the three months ended June 30, 2007 was $439.6 million compared to $293.6 million for the same period in 2006. Our average interest rate earned on invested cash during for the three months ended June 30, 2007 was approximately 5.4% compared to approximately 4.8% in the same period of 2006.

Income Tax Expense. Our effective tax rate was 36.1% for the three months ended June 30, 2007 and 36.3% for the same period in 2006. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 11.6%, or $2.3 million, to $22.6 million for the second quarter of 2007 primarily due to the growth in operating income and net interest income for the reasons discussed above.

The following table provides detailed components of net income for the six months ended June 30, 2007 and 2006, respectively (in thousands, except for percentage changes).

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$77,736	$71,215	$6,521	9.2%
Foreign	12,015	11,435	580	5.1

	89,751	82,650	7,101	8.6

Tugs and tank barges
Domestic	48,696	45,206	3,490	7.7
Foreign (1)	4,714	3,895	819	21.0

	53,410	49,101	4,309	8.8

Total	$143,161	$131,751	$11,410	8.7%

Operating expenses:
Offshore supply vessels	$30,945	$26,227	$4,718	18.0%
Tugs and tank barges	23,680	18,681	4,999	26.8

Total	$54,625	$44,908	$9,717	21.6%

Depreciation and amortization:
Offshore supply vessels	$7,832	$8,331	$(499)	(6.0)%
Tugs and tank barges	7,173	6,873	300	4.4

Total Total	$15,005	$15,204	$(199)	(1.3)%

General and administrative expenses
Offshore supply vessels	$7,469	$6,890	$579	8.4%
Tugs and tank barges	7,629	7,804	(175)	(2.2)

Total	$15,098	$14,694	$404	2.7%

Gain on sale of assets:
Offshore supply vessels	$1,842	$—	$1,842	100.0%
Tugs and tank barges	—	328	(328)	(100.0)

Total	$1,842	$328	$1,514	461.6%

Operating income:
Offshore supply vessels	$45,347	$41,202	$4,145	10.1%
Tugs and tank barges	14,928	16,071	(1,143)	(7.1)

Total	$60,275	$57,273	$3,002	5.2%

Interest expense	$9,175	$8,804	$371	4.2%

Interest income	$11,780	$6,684	$5,096	76.2%

Income tax expense	$22,773	$20,043	$2,730	13.6%

Net income	$40,118	$35,141	$4,977	14.2%

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues. Revenues for the six months ended June 30, 2007 were higher than the same period in 2006 due primarily to the tightening of market conditions in the GoM for services provided by OSVs and tugs and tank barges in addition to increasing demand for barge transportation services in the northeastern United States. Our average operating fleet was approximately 57 vessels and 58 vessels at the end of the 2007 and 2006 periods, respectively.

Revenues from our OSV segment were 8.6% higher for the six months ended June 30, 2007 compared to the same period in 2006, due primarily to continued strength in the GoM resulting in fleetwide effective dayrates being roughly $1,500 higher during the 2007 period. Our OSV average dayrates were $20,253 for the first six months of 2007 compared to $18,772 for the same period in 2006, an increase of $1,481 or 7.9%. OSV utilization was 94.1% for the first half of 2007 compared to 93.3% for the same period in 2006. Domestic revenues for our OSV segment for the first six months of 2007 increased 9.2% compared to the same period in 2006. Foreign revenues for our OSV segment for the first half of 2007 increased 5.1% compared to the same period in 2006 due to stronger conditions in our foreign markets.

Revenues from our TTB segment increased 8.8% for the six months ended June 30, 2007 compared to the same period in 2006, due to higher market-driven dayrates, our shift in contract mix from COAs to time charters since the end of the first quarter of 2006 and a full-period contribution from a previously retired single-hulled tank barge that was placed back into service in October 2006. Our tank barge average dayrates were $17,726 for the six months ended June 30, 2007, an increase of $1,176, or 7.1%, from $16,550 for the same period in 2006. Our tank barge utilization was 92.5% for the six months ended June 30, 2007 compared to 92.1% for the same period in 2006.

Operating Expenses. Operating expenses for the six months ended June 30, 2007 increased 21.6% compared to the same period in 2006, due primarily to higher costs related to fleet personnel and in-chartering third-party equipment. This increase in operating expense is in-line with our previously reported expectation that daily operating costs for existing vessels in each of our operating segments would increase approximately 20% to 25% for 2007 over 2006 levels. However, recent operating trends reflect increases that are at the lower end of this range.

Operating expenses for our OSV segment increased 18.0% for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to increased fleet personnel costs for OSV mariners offset, in part, by lower insurance expense and customer-requested contract labor, the cost of the latter of which is offset by higher dayrates charged to customers.

Operating expenses for our TTB segment increased 26.8% for the six months ended June 30, 2007 compared to the same period in 2006, primarily as a result of wage increases for TTB mariners, FAS123R stock-based compensation related awards granted to mariners during and since the second quarter of 2006, the increased cost of in-chartered third-party tugs, higher maintenance and repair costs and to a lesser extent, higher insurance costs. These cost increases were offset, in part, by lower fuel costs during the six months ended June 30, 2007 due to a shift in contract mix from COAs to time charters since the end of the first quarter of 2006. Under time charter arrangements, the charterer is typically responsible for fuel costs.

Depreciation and Amortization. Depreciation and amortization was $0.2 million lower for the six months ended June 30, 2007 compared to the same period in 2006 due primarily to a change in estimated salvage values for our vessels, which was partially offset by an increase in amortization expenses resulting from increased drydockings and drydocking costs.

General and Administrative Expense. General and administrative expenses increased $0.4 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase in general and administrative expense is primarily due to higher shoreside compensation and insurance costs. Compensation costs increased as the result of additional stock awards under our long term incentive compensation program.

Gain on sale of assets. In the second quarter of 2007, we recorded a gain of $1.9 million related to the sale our fast supply vessel. In the second quarter of 2006, we sold a single-hulled tank barge and recorded a gain of $0.3 million.

Operating Income. Operating income increased by 5.2%, or $3.0 million, to $60.3 million for the first six months of 2007 due to the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 50.5% for the six months ended June 30, 2007, compared to 49.9% for the same period in 2006. The primary drivers for this margin increase relates to higher market-driven dayrates, the gain on sale of our fast supply vessel, and a decrease in depreciation expense. Operating income as a percentage of revenues for our TTB segment was 27.9% for the six months ended June 30, 2007, compared to 32.7% for the same period in 2006. This margin decrease primarily relates to the increase in operating expenses exclusive of a corresponding increase in revenues as discussed above.

Interest Expense. Interest expense increased $0.4 million for the six months ended June 30, 2007 compared to the same period in 2006, primarily as a result of the November 2006 issuance of $250.0 million of 1.625% convertible senior notes. The increase in interest expense was partially offset by a $2.4 million increase in capitalized interest during the first half of 2007 compared to the same period in 2006. The increase in capitalized interest resulted from higher newbuild construction and conversion activity during the 2007 period.

Interest Income. Interest income increased $5.1 million for the six months ended June 30, 2007 primarily due to higher interest rates on larger invested cash balances. Our cash balances were driven higher by the contribution of $156.6 million in net proceeds received from the November 2006 convertible senior notes offering and related transactions. Our average cash balance for the six months ended June 30, 2007 was $451.6 million compared to $285.7 million for the same period in 2006. Our average interest rate earned on invested cash during the first six months of 2007 was approximately 5.5% compared to approximately 4.5% in the same period of 2006.

Income Tax Expense. Our effective tax rate was 36.2% and 36.3% for the six months ended June 30, 2007 and 2006, respectively. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 14.2%, or $5.0 million, to $40.1 million for the six months ended June 30, 2007 primarily due to the growth in operating income and net interest income for the reasons discussed above.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, and borrowings under our credit facilities. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during the remainder of 2007.

On September 27, 2006, we entered into a new senior secured revolving credit facility with an increased current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances. The new senior secured revolving credit facility replaced our prior revolving credit facility. The new facility has a maturity date of September 27, 2011. As of June 30, 2007, we had no amounts drawn and $100.0 million of credit immediately available under such new revolving credit facility.

We have from time to time made, and may make additional, short-term draws on our revolving credit facility from time to time to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including, but not limited to, OSVs, MPSVs, AHTS vessels, fast supply vessels, ocean-going tugs, tank barges and tankers, as needed to take advantage of the market demand for such vessels.

We believe that our current working capital, projected cash flows from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future and will fund our recently announced pending fleet acquisition and our previously announced vessel newbuild and conversion programs, including the expansion of such programs announced since their commencement. Included within our current cash on hand is a portion of the net proceeds from our October 2005 common stock offering and concurrent senior note offering and our November 2006 convertible senior note offering and concurrent hedge transactions.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” below, may affect our financial condition or results of operations. Depending on the market demand for OSVs, tugs and tank barges and other growth opportunities that may arise, we may require additional debt or equity financing.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $67.1 million for the six months ended June 30, 2007 and $53.7 million for the six months ended June 30, 2006. The increase in operating cash flows from the six months ended June 30, 2006 was primarily due to increased effective dayrates in our OSV segment.

Investing Activities. Net cash used in investing activities was $113.9 million for the six months ended June 30, 2007 and $26.8 million for the six months ended June 30, 2006. Cash utilized in the first half of 2007 primarily consisted of construction costs incurred for our MPSV program, our fourth OSV newbuild program, and our second TTB newbuild program, which was partially offset by approximately $5.9 million in net cash inflows for the sale of the HOS Hotshot, a fast supply vessel, in April 2007. Cash utilized in the first six months of 2006 consisted of construction costs incurred for our first and second TTB newbuild programs, our MPSV program, our fourth OSV newbuild program and improvements made to our recently acquired shore-based port facility. The cash utilized for investing activities during the first half of 2006 was partially offset by approximately $1.1 million of net cash inflows from the sale of the Energy 2202 in May 2006. Investing activities for the remainder of 2007 are anticipated to include costs related to our current newbuild and conversion programs, retrofit and construction of additional vessels, our recently announced pending fleet acquisition, additional acquisitions and other capital expenditures, including discretionary vessel modifications and corporate projects.

Financing Activities. Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2007 and $1.0 million for the six months ended June 30, 2006. Net cash provided by financing activities for the first half of 2007 and 2006 resulted from the net proceeds from common stock issued under employee benefit programs.

Contractual Obligations

Debt

As of June 30, 2007, we had total debt of $549.5 million, net of original issue discount. Our debt is comprised of $299.5 million of our 6.125% senior notes due 2014 and $250.0 million of our 1.625% convertible senior notes due 2026. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes bear interest at an annual rate of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. The first interest payment on the convertible senior notes was completed on May 15, 2007. We also have a new, currently undrawn senior secured revolving credit facility due September 2011 with an increased current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred, before construction period interest, during the three and six months ended June 30, 2007 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
MPSV program (2)	$31.8	$60.8	$100.0	$260.0	2Q2008 – 4Q2009
OSV newbuild program #4 (3)	8.2	16.6	38.7	305.0	1Q2008 – 1Q2010
TTB newbuild program #2 (4)	12.5	27.8	47.2	75.0	3Q2007 – 4Q2007
Pending Sea Mar acquisition (5)	—	—	—	220.0	3Q2007 – 4Q2008

Total:	$52.5	$105.2	$185.9	$860.0

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to pending vessels that are currently contracted with shipyards for construction, retrofit or conversion.
(2)	In May 2005, we announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, 370-ft. DP-2 new generation MPSVs. These MPSVs are expected to be delivered from the shipyard in mid-2008. In May 2007, we announced the expansion of our MPSV program to include one 430-ft. DP-3 new generation MPSV that will be constructed in a foreign shipyard and an exclusive four-year option to build up to two additional vessels of the same DP-3 MPSV design at a domestic shipyard of our choice. The newbuild DP-3 MPSV is expected to be delivered from the foreign shipyard during the fourth quarter of 2009.
(3)	In September 2005, we announced, and later expanded in February, May and August 2006, respectively, our fourth OSV newbuild program. This program is now expected to add, in the aggregate, approximately 38,000 deadweight tons of capacity to our OSV fleet. We are currently committed under vessel construction contracts with two domestic shipyards to build four proprietary 240 ED class OSVs and nine proprietary 250 EDF class OSVs, respectively.
(4)	In September 2005, we announced, and later expanded in August 2006, our second TTB newbuild program. We are currently committed under vessel construction contracts with domestic shipyards to build three 60,000-barrel proprietary double-hulled barges and retrofit three additional 3,000 horsepower ocean-going tugs that were purchased in July 2006. The first of four 3,000 horsepower ocean-going tugs retrofitted under this newbuild program, the Michigan Service, was delivered in July 2007.
(5)	In July 2007, we announced a pending acquisition of the Sea Mar Fleet and their related business from certain affiliates of Nabors Industries, Ltd., or Nabors. The Sea Mar Fleet is comprised of ten 200 class new generation OSVs and ten conventional OSVs. We expect to close this transaction in early August 2007. We also agreed to purchase one 285 foot DP-2 class new generation vessel currently under construction at a domestic shipyard with an anticipated fourth quarter 2008 delivery.

During calendar 2007, we expect to drydock a total of twelve OSVs, four tugs, and three tank barges for recertification and/or discretionary vessel enhancements. We also expect to acquire additional equipment for our OSVs to support subsea operations, and to incur non-vessel capital expenditures related primarily to information technology initiatives, shore-side transportation assets and corporate projects. The following table summarizes the costs incurred for these purposes for the three and six months ended June 30, 2007 and 2006, and the projected costs for the year ended December 31, 2007 (in millions and prior to construction period interest, as applicable):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,

	2007	2006	2007	2006	2007
	Actual	Actual	Actual	Actual	Forecast
Maintenance Capital Expenditures:
Deferred drydocking charges	$4.4	$4.1	$10.5	$5.0	$16.1
Other vessel capital improvements	4.9	1.8	6.5	2.9	22.9
Miscellaneous non-vessel additions	1.6	1.4	2.5	2.7	7.2

Total:	$10.9	$7.3	$19.5	$10.6	$46.2

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

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject, including with respect to the pending acquisition of the Sea Mar Fleet from Nabors, are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of vessels in our markets;

•	the effects of competition;

•	our ability to complete vessels under construction or conversion programs without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	our ability to maintain adequate levels of insurance;

•	changes in demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in domestic and international economic and political conditions;

•	changes in foreign currency exchange rates;

•	adverse domestic or foreign tax consequences;

•	uncollectible accounts receivable or longer collection periods on such accounts;

•	financial stability of our customers;

•	less than anticipated subsea infrastructure demand activity in the GoM and other markets;

•	the inability to secure contracts for vessels under construction at currently expected dayrates;

•	the repeal or administrative erosion of the Jones Act;

•	laws governing the health and safety of our employees working offshore;

•	catastrophic marine disasters;

•	collisions or allisions;

•	shipyard delays in drydockings;

•	adverse weather and sea conditions;

•	oil and hazardous substance spills;

•	war and terrorism;

•	acts of God;

•	our ability to finance our operations and capital requirements on acceptable terms and access the debt and equity markets;

•	our ability to recruit and retain qualified crew members;

•	our ability to charter our vessels on acceptable terms;

•	the loss or suspension of coastwise trade endorsements existing on or to be obtained for the Nabors vessels;

•	the inability to attract and/or retain personnel currently employed by Nabors, including vessel crews;

•	delays in closing or the inability to close the Nabors transaction for any reason, including third party consents or approvals;

•	any unanticipated negative impact on us of disclosed or undisclosed matters relating to the vessels and operations acquired from Nabors;

•	construction delays, cost overruns, design flaws or other factors that negatively impact the anticipated utility of the Nabors vessel under construction;

•	risks that the integration of the Nabors fleet operations with our own will be more difficult or costly than anticipated;

•	unanticipated material increases in operating or dry docking costs or expenses associated with the Nabors vessels;

•	risks associated with expanded foreign operations resulting from the Nabors transaction; and

•	our success at managing these risks.

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

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for four of our OSVs for service offshore Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago Dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under a fixed time charter with two of our OSVs for service offshore Mexico. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charter.

In May 2007, we announced the expansion of our MPSV program to include the newbuild construction of one DP-3 MPSV at a foreign shipyard. This shipyard contract is denominated in Euros and we will be required to remit shipyard milestone payments in such currency. To date, we have not hedged against foreign currency rate fluctuations associated with these shipyard milestone payments.

In August 2007, we expect to close our pending acquisition of OSVs from Nabors. In connection with that transaction, we expect to assume time charters for five OSVs for service in international waters as follows: three in Mexico and two in Qatar. We also expect to manage five additional Nabors-owned vessels in Mexico for an agreed daily fee.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A—Risk Factors

We have grown, and may continue to grow, through acquisitions that give rise to risks and challenges that could adversely affect our future financial results.

We regularly consider possible acquisitions of single vessels, vessel fleets and businesses that complement our existing operations to enable us to grow our business. Acquisitions can involve a number of special risks and challenges, including:

•	diversion of management time and attention from our existing business and other business opportunities;

•	delays in closing or the inability to close an acquisition for any reason, including third party consents or approvals;

•	any unanticipated negative impact on us of disclosed or undisclosed matters relating to any vessels or operations acquired;

•	loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business;

•	the incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements;

•	dilution of stock ownership of existing stockholders;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•	substantial accounting charges for restructuring and related expenses, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

Even if we consummate an acquisition, the process of integrating acquired operations into our own may result in unforeseen operating difficulties and costs and may require significant management attention and financial resources. In addition, integrating acquired businesses may impact the effectiveness of our internal control over financial reporting. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of utilization and profitability from acquired vessels or businesses or to realize other anticipated benefits of acquisitions.

We can give no assurance that we will be able to identify desirable acquisition candidates or that we will be successful in entering into definitive agreements or closing such acquisitions on satisfactory terms. An inability to acquire additional vessels or businesses may limit our growth potential.

The pending acquisition of the Sea Mar Fleet from Nabors announced in July 2007 may involve one or more of the additional risks and challenges set forth above.

There were no other material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in response to Item 1A to Part I of Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, in response to Item 1A of Part II of Form 10-Q.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

Election of Class II Directors

On May 1, 2007, we held our 2007 Annual Meeting of Stockholders. At that meeting, Bruce W. Hunt and Bernie W. Stewart were re-elected to serve on our Board of Directors as Class I directors until our 2010 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified or until their earlier resignation or removal. As to each of the foregoing directors, the number of shares cast for or against their re-election, as well as the number of abstentions and broker non-votes, were as follows:

Name	For	Against	Abstentions/ Broker Non-votes
Bruce W. Hunt	22,887,541	—	189,174
Bernie W. Stewart	22,870,517	—	206,198

The other directors continuing in office after the meeting were Todd M. Hornbeck, Larry D. Hornbeck, Steven W. Krablin, David A. Trice and Patricia B. Melcher.

Ratify Appointment of Auditors

At the 2007 Annual Meeting of Stockholders, our stockholders ratified the Board of Directors’ appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007 to conduct our annual audits and quarterly reviews of financial statements and tax and other advisory services. The number of shares cast for or against this matter, as well as the number of abstentions and broker non-votes, were as follows:

For	Against	Abstentions/ Broker Non-votes
22,765,683	269,715	41,318

Item 5—Other Information

Recent Events

On July 16, 2007, the Board of Directors of the Company approved a revised Director & Advisory Director Compensation Policy, or Director Compensation Policy, for the Company's non-employee directors pursuant to the recommendation of the Compensation Committee of the Board. The Director Compensation Policy replaces the existing Director & Advisory Director Compensation Policy for the Company's non-employee directors. Under the Director Compensation Policy and commencing effective January 1, 2007, our non-employee directors' compensation is revised as follows: (i) the annual cash retainer paid to each non-employee director is increased from $26,000 to $32,500; and (ii) the directors of the Company may receive restricted stock units awards, in addition to stock options and restricted stock awards. The foregoing summary of the Company's revised Director Compensation Policy is qualified in its entirety by reference to the full text of the revised Director Compensation Policy, which is attached hereto as Exhibit 10.1.

On July 20, 2007, the Company entered into a definitive Asset Purchase Agreement with certain affiliates of Nabors Industries Ltd., or Nabors, to acquire 20 offshore supply vessels, or OSVs, and their related business, or the Sea Mar Fleet, for cash consideration of $186.0 million, plus the cost of any fuel inventory on such vessels. The Sea Mar Fleet is comprised of ten 200 class DP-1 new generation OSVs and ten conventional OSVs. The Company also agreed to purchase one 285-foot DP-2 new generation OSV currently under construction at a domestic shipyard with an anticipated fourth quarter 2008 delivery. The expected cost of this newbuild vessel, prior to allocation of construction period interest, is approximately $34.0 million, of which approximately $7.3 million will be paid to Nabors at closing (which includes $3.0 million paid as transaction consideration for the new vessel). All of the Sea Mar Fleet are U.S. flagged and qualify for U.S. coastwise trade under the “Jones Act” except for one of the conventional vessels, which is foreign-flagged. In addition, under a separate agreement and effective upon closing, the Company will manage five Nabors-owned Mexican flagged vessels currently operating offshore Mexico. Closing is subject to customary conditions, including third party consents and regulatory approvals, and is expected to occur in early August 2007. The foregoing description of the Asset Purchase Agreement is qualified in its entirety by reference to the Asset Purchase Agreement, a copy of which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 26, 2007.

On July 31, 2007, the Board of Directors approved the Hornbeck Offshore Services, Inc. Deferred Compensation Plan (the "Plan"), to become effective July 10, 2007. The Plan is designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is an unfunded and unsecured deferred compensation arrangement that is designed to allow the participants to defer a specified percentage of their base salary, bonuses, director fees and/or equity awards. While adopted to allow participants to defer certain elements of their compensation, the Plan has been drafted with sufficient flexibility to allow the Company, should it determine in the future to do so, to make matching or other discretionary contributions under the Plan for the account of the participants. As required by applicable law, participation in the Plan is limited to a group of the Company's management employees, which group includes each of the Company's named executive officers and the Company's directors. Distributions will be made in accordance with elections filed by participants at the time of their initial deferrals and distributions generally are expected to occur at specified dates or after a participant's separation from service. The Plan may be amended or terminated by the Compensation Committee of the Board of Directors at any time. The foregoing summary of the Company's Deferred Compensation Policy is qualified in its entirety by reference to the full text of the Deferred Compensation Policy, which is attached hereto as Exhibit 10.2.

Item 6—Exhibits

Exhibit Number		Description of Exhibit

2.1	—	Asset Purchase Agreement, dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 26, 2007).

3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 12, 2004, Registration No. 333-121557).

4.3	—	Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2005).

4.4	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s amended Registration Statement on Form 8-A/A dated March 25, 2004).

4.5	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

Exhibit Number		Description of Exhibit
4.6	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.7	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004).

4.8	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.9	—	Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.12	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed November 13, 2006).

*10.1	—	Director and Advisory Director Compensation Policy, effective January 1, 2007.

*10.2	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan effective July 10, 2007.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 6, 2007	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer