Form 10-Q
period 2007-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2007-11-06
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2007 was 25,902,154.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,169	$474,261
Accounts receivable, net of allowance for doubtful accounts of $1,015 and $745, respectively	66,401	46,133
Other current assets	9,602	6,593

Total current assets	299,172	526,987

Property, plant and equipment, net	871,281	531,951
Deferred charges, net	38,458	31,554
Other assets	7,793	7,888

Total assets	$1,216,704	$1,098,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,481	$18,472
Accrued interest	8,088	2,314
Accrued payroll and benefits	10,287	7,859
Deferred revenue	7,277	7,693
Other accrued liabilities	2,330	1,388

Total current liabilities	45,463	37,726

Long-term debt, net of original issue discount of $466 and $503, respectively	549,534	549,497
Deferred tax liabilities, net	88,009	54,480
Other liabilities	853	1,804

Total liabilities	683,859	643,507
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 25,702 and 25,561 shares issued and outstanding, respectively	257	255
Additional paid-in capital	330,839	321,909
Retained earnings	201,557	132,558
Accumulated other comprehensive income	192	151

Total stockholders’ equity	532,845	454,873

Total liabilities and stockholders’ equity	$1,216,704	$1,098,380

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	$94,746	$77,502	$237,907	$209,253
Costs and expenses:
Operating expenses	31,697	24,603	86,323	69,511
Depreciation	6,040	6,077	15,788	17,932
Amortization	3,292	2,044	8,550	5,393
General and administrative expenses	8,802	7,114	23,900	21,808

	49,831	39,838	134,561	114,644

Gain on sale of assets	17	—	1,859	328

Operating income	44,932	37,664	105,205	94,937
Other income (expense):
Interest income	4,070	3,998	15,850	10,683
Interest expense	(3,723)	(4,139)	(12,898)	(12,943)
Other income, net	17	37	29	67

	364	(104)	2,981	(2,193)

Income before income taxes	45,296	37,560	108,186	92,744
Income tax expense	(16,414)	(13,614)	(39,187)	(33,657)

Net income	$28,882	$23,946	$68,999	$59,087

Basic earnings per common share	$1.12	$0.88	$2.69	$2.17

Diluted earnings per common share	$1.09	$0.86	$2.61	$2.13

Weighted average basic shares outstanding	25,694	27,252	25,639	27,204

Weighted average diluted shares outstanding	26,559	27,761	26,411	27,678

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,999	$59,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,788	17,932
Amortization	8,550	5,393
Stock-based compensation expense	5,511	3,948
Provision for bad debts	270	392
Deferred tax expense	34,985	32,558
Amortization of financing costs	1,468	100
Gain on sale of assets	(1,859)	(328)
Equity income from investment	(111)	(46)
Changes in operating assets and liabilities:
Accounts receivable	(20,611)	(14,457)
Other current assets	(3,355)	(5,797)
Deferred drydocking charges	(16,417)	(7,917)
Accounts payable	4,799	364
Accrued liabilities and other liabilities	1,322	9,017
Accrued interest	5,774	4,546

Net cash provided by operating activities	105,113	104,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of offshore supply vessels	(186,000)	—
Costs incurred for MPSV program	(87,018)	(16,128)
Costs incurred for OSV newbuild program #4	(34,419)	(13,923)
Costs incurred for TTB newbuild program #1	—	(6,986)
Costs incurred for TTB newbuild program #2	(42,761)	(11,979)
Acquisition and retrofit of AHTS vessels	—	(2,384)
Net proceeds from the sale of assets	5,883	1,082
Vessel capital expenditures	(9,423)	(4,851)
Non-vessel capital expenditures	(4,141)	(3,383)

Net cash used in investing activities	(357,879)	(58,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(226)	(94)
Net cash proceeds from other shares issued	1,859	1,636

Net cash provided by financing activities	1,633	1,542

Effects of exchange rate changes on cash	41	70

Net increase (decrease) in cash and cash equivalents	(251,092)	47,852
Cash and cash equivalents at beginning of period	474,261	271,739

Cash and cash equivalents at end of period	$223,169	$319,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,423	$9,349

Cash paid for taxes	$3,794	$1,099

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Certain amounts reported in prior periods have been reclassified to conform to the 2007 presentation.

The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. Earnings Per Share

Basic earnings per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Unvested restricted stock is excluded from weighted average number of common shares outstanding for the periods presented. Diluted earnings per share of common stock was calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive stock options and unvested restricted stock. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below provides details regarding the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$28,882	$23,946	$68,999	$59,087

Weighted average number of shares of common stock outstanding	25,694	27,252	25,639	27,204
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	865	509	772	474

Adjusted weighted average number of shares of common stock outstanding	26,559	27,761	26,411	27,678

Earnings per common share:
Basic	$1.12	$0.88	$2.69	$2.17

Diluted	$1.09	$0.86	$2.61	$2.13

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Stock options representing rights to acquire 74 and 345 shares of common stock for the three months ended September 30, 2007 and 2006, respectively, and 153 and 319 shares of common stock for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.
(2)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers and pre-determined internal target performance criteria. See Note 5 for further information regarding the Company’s restricted stock awards.
(3)	As of September 30, 2007, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. See Note 4 for further information.

3. Recent Accounting Pronouncements

On January 1, 2007 the Company adopted Financial Accounting Standards Board, or FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48. As a result of the implementation of FIN 48, the Company did not record any significant changes to its liability for unrecognized income tax benefits. As of January 1, 2007 the Company had approximately $0.4 million of unrecognized income tax benefits, of which approximately $0.3 million would affect the effective tax rate if recognized. As of September 30, 2007, the Company had approximately $0.4 million of unrecognized tax benefits. The Company accounts for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2003, 2004, 2005, and 2006 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management currently does not expect SFAS No. 157 to have a material effect on the results of operations or financial position of the Company.

4. Long-Term Debt

Revolving Credit Facility

On September 27, 2006, the Company entered into a new five-year senior secured revolving credit facility. The revolving credit facility has a borrowing base of $100.0 million and matures in September 2011. As of September 30, 2007, the Company had no balance outstanding under the revolving credit facility and had $100.0 million of credit immediately available under such facility. Eight offshore supply vessels, or OSVs, and four ocean-going tugs and associated personalty collateralize the new facility.

Senior Notes

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior unsecured notes, or senior notes, governed by an indenture, or the 2004 indenture. The net proceeds to the Company from the private placement were approximately $219.0 million, net of transaction costs. The effective interest rate on the senior notes is 6.38%.

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

Convertible Senior Notes

On November 13, 2006, the Company completed a private placement of $250.0 million of its 1.625% convertible senior unsecured notes due 2026, or the convertible notes. The convertible notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only upon the occurrence of certain events as defined in the indenture governing such convertible notes, or the 2006 convertible notes indenture. The initial conversion rate of 20.6260 shares of common stock per $1,000 principal amount of convertible notes corresponds to a conversion price of approximately $48.48 per share, which was a 37.5% premium over the closing price of the Company’s common shares on The New York Stock Exchange on November 7, 2006 of $35.26. As of September 30, 2007, the Company’s closing share price was $36.70.

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

In early 2007, the Company filed a registration statement on Form S-3 and subsequent 424(b) prospectus supplements under the Securities Act covering resales by the selling security holders named therein of the convertible senior notes and the shares of the Company’s common stock issuable upon conversion of such notes.

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amounts of $2.5 million for the third quarter of 2007, $0.7 million for the third quarter of 2006, $5.8 million for the first nine months of 2007 and $1.6 million for the first nine months of 2006.

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

During the nine months ended September 30, 2007, the Company granted performance-based and time-based restricted stock unit awards, or RSUs, to directors and employees. There have been no stock options granted to such directors and employees in 2007. The Company granted two types of performance-based RSUs. The first type, which was granted

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to key senior executive officers of the Company, calculates the shares to be received based on the Company’s performance relative to a peer group, as defined by the RSU agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during a measurement period, which is generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. The second type of performance-based RSU, which was granted to non-executive shore-side employees as well as certain named executive officers, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three year period as defined by the RSU agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company.

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

For the quarter ended September 30, 2007, the Company’s income before taxes, net income and basic and diluted earnings per share included $2.1 million, $1.3 million, $0.05 per share and $0.05 per share of stock-based compensation expense charges, respectively. For the nine months ended September 30, 2007, the Company’s income before taxes, net income and basic and diluted earnings per share included $5.5 million, $3.5 million, $0.14 per share and $0.13 per share of stock-based compensation expense charges, respectively. In addition, the Company capitalized approximately $0.3 million and $0.9 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for the three and nine months ended September 30, 2007, respectively.

6. Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

In early 2007, several actions were filed in the United States District Court on behalf of certain plaintiffs and other similarly situated purchasers of the Company’s securities from November 1, 2006 to January 10, 2007. In their complaints, the plaintiffs alleged that Hornbeck Offshore Services, Inc. and certain of its senior executive officers violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

false and misleading statements, and/or by omitting to state material facts necessary to make the statements not misleading, in connection with its forward earnings guidance and its January 10, 2007 announcement of preliminary financial results for the fourth quarter of 2006 that fell short of such guidance and indicated a reduction in 2007 guidance. The Company and such officers vigorously denied those allegations and believe that the actions were without merit. Prior to September 2007, the lawsuits were consolidated into a single proceeding with the plaintiffs seeking certification as a class. In September 2007, the purported class action lawsuit against the Company and such officers was voluntarily dismissed by the lead plaintiffs without any payment by the Company, its officers or its insurers. An order granting the dismissal of the case without prejudice was entered by the United States District Court for the Eastern District of Louisiana.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by third party liability policies purchased in commercial marine insurance markets. In March 2007, the terms of entry for both of the Company’s segments contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of September 30, 2007, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the current policy year. In addition, the Company joined a new P&I Club during 2007 and has committed a letter of credit for approximately $0.4 million to its former P&I Club to fund possible future claims for the policy year that expires in February 2008.

7. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Trinidad, Mexico, and the Middle East and operates a shore-based facility in Port Fourchon, Louisiana through its OSV segment. The OSVs and the shore-based facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The TTB segment primarily operates ocean-going tugs and tank barges in the northeastern United States, GoM, Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products as well as non-traditional TTB services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and nine months ended September 30, 2007 and 2006, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Offshore supply vessels
Domestic	$56,012	$37,280	$133,748	$108,495
Foreign	10,367	7,133	22,382	18,568

	66,379	44,413	156,130	127,063

Tugs and tank barges
Domestic	26,171	31,715	74,868	76,921
Foreign (1)	2,196	1,374	6,909	5,269

	28,367	33,089	81,777	82,190

Total	$94,746	$77,502	$237,907	$209,253

Operating expenses:
Offshore supply vessels	$20,068	$14,310	$51,013	$40,536
Tugs and tank barges	11,629	10,293	35,310	28,975

Total	$31,697	$24,603	$86,323	$69,511

Depreciation:
Offshore supply vessels	$3,576	$3,486	$8,874	$10,419
Tugs and tank barges	2,464	2,591	6,914	7,513

Total	$6,040	$6,077	$15,788	$17,932

Amortization:
Offshore supply vessels	$1,784	$1,045	$4,319	$2,442
Tugs and tank barges	1,508	999	4,231	2,951

Total	$3,292	$2,044	$8,550	$5,393

General and administrative expenses:
Offshore supply vessels	$5,033	$3,388	$12,502	$10,278
Tugs and tank barges	3,769	3,726	11,398	11,530

Total	$8,802	$7,114	$23,900	$21,808

Gain on sale of assets:
Offshore supply vessels	$17	$—	$1,859	$—
Tugs and tank barges	—	—	—	328

Total	$17	$—	$1,859	$328

Operating income:
Offshore supply vessels	$35,935	$22,184	$81,281	$63,388
Tugs and tank barges	8,997	15,480	23,924	31,549

Total	$44,932	$37,664	$105,205	$94,937

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Deferred drydocking charges:
Offshore supply vessels	$4,651	$1,554	$9,483	$4,741
Tugs and tank barges	1,291	1,385	6,934	3,176

Total	$5,942	$2,939	$16,417	$7,917

Capital expenditures:
Offshore supply vessels	$228,167	$19,591	$315,950	$37,158
Tugs and tank barges	14,170	11,714	44,229	21,066
Corporate	1,618	402	3,583	1,410

Total	$243,955	$31,707	$363,762	$59,634

	As of September 30, 2007	As of December 31, 2006
Identifiable assets:
Offshore supply vessels	$941,734	$861,498
Tugs and tank barges	250,724	215,935
Corporate	24,246	20,947

Total	$1,216,704	$1,098,380

Long-lived assets:
Offshore supply vessels
Domestic	$520,812	$281,244
Foreign (2)	122,307	55,271

	643,119	336,515

Tugs and tank barges
Domestic	$215,370	186,491
Foreign (1)(2)	5,315	4,242

	220,685	190,733

Corporate	7,477	4,703

Total	$871,281	$531,951

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of September 30, 2007 and December 31, 2006, respectively.

8. Sea Mar Fleet Acquisition

On July 20, 2007, the Company entered into a definitive asset purchase agreement to acquire 20 offshore supply vessels, or OSVs, and their related business, or the Sea Mar Fleet, from certain affiliates of Nabors Industries, Ltd., or Nabors, for $186.0 million in cash, plus the cost of the fuel inventory on such vessels. The Company also agreed to purchase one newbuild 285 class DP-2 vessel currently under construction with an anticipated fourth

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter 2008 delivery. The expected cost of this vessel, prior to the allocation of construction period interest, is approximately $34.0 million, of which $7.3 million was paid to Nabors at closing. The acquisition closed on August 8, 2007. The Company did not record any goodwill as a result of the acquisition. The Company recorded accrued liabilities of approximately $8.0 million related to the estimated cost of the regulatory drydocking of acquired vessels expected to be completed within the allocation period and an estimated pre-acquisition contingency for personnel costs. As of September 30, 2007, the purchase price was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

Property, plant and equipment	$193,955
Construction work in progress	7,300
Inventory	1,000
Accrued liabilities	(7,955)

Purchase price	$194,300

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

References in this Quarterly Report on Form 10-Q to “OSVs” mean offshore supply vessels; to “MPSVs” mean multi-purpose supply vessels; to “AHTS” mean anchor-handling towing supply; to “DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth; to “ultra-deepwater” mean offshore areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels; and to “conventional,” when referring to OSVs, mean vessels that are at least 20 years old, are less than 200’ in length when originally built and primarily operate on the Continental Shelf.

General

Our Recent Sea Mar Fleet Acquisition

In August 2007, we completed the acquisition of 20 OSVs, comprised of ten 200 class DP-1 new generation OSVs and ten conventional OSVs and their related business, or the Sea Mar Fleet, from certain affiliates of Nabors Industries, Ltd., or Nabors, for approximately $186.0 million, plus the cost of the fuel inventory on such vessels. Accordingly, we now own and operate a fleet of 35 technologically advanced, new generation OSVs, and 10 conventional OSVs. We also acquired from Nabors one 285 class DP-2 new generation OSV currently under construction at a domestic shipyard with an anticipated fourth quarter 2008 delivery. The total estimated cost of this newbuild vessel, prior to allocation of construction period interest, is approximately $34.0 million, of which $7.3 million was paid to Nabors at closing. This newbuild vessel was added to our fourth OSV newbuild program, which is now comprised of 14 OSVs.

In connection with the Sea Mar Fleet acquisition, we have agreed to manage nine vessels on behalf of other vessel owners. Under a management agreement, we operate five vessels owned by an affiliate of Nabors in Mexican waters. In a separate operating agreement, we manage four vessels in the GoM on behalf of another vessel owner. We earn operating fees for the management and operation of these vessels.

Our Markets

Currently, 35 of our OSVs are operating in domestic waters, 31 of which are operating in the U.S. Gulf of Mexico, or GoM, and four are operating along other U.S. coastlines. Of our ten OSVs currently working in international waters, four are operating offshore Trinidad, four are operating offshore Mexico and two are operating offshore Qatar. All of our OSVs operate under time charters, including 18 that are chartered under long-term contracts with expiration dates ranging from January 2008 through June 2012. Currently, eleven of our tank barges are operating in the northeastern United States, primarily New York Harbor, four barges are operating in the GoM, two barges are operating in the Great Lakes, and two barges are operating in Puerto Rico.

Our new generation average OSV dayrates have been in the $19,000 to $22,000 range since the beginning of 2007 with OSV average utilization in the low to mid 90% range. We believe that market conditions for new generation OSVs in the GoM are showing long-term positive trends primarily driven by increased deepwater exploratory drilling, the continued development of deepwater and ultra-deepwater production infrastructure and the dismantling of old structures on the Continental Shelf. We expect these positive trends to create additional opportunities to contract more of our OSVs on long term fixtures of two to five years at attractive dayrates. We also believe that demand for vessels with specialty service capabilities has increased as evidenced by two of our vessels having recently been deployed for well stimulation support services on long-term contracts. During the first nine months of 2007, we had roughly half of our new generation OSV fleet working in international areas or performing specialty services such as well stimulation, ROV support or military support.

Our TTB fleetwide average dayrates have been in the $17,000 to $18,000 range since the beginning of 2007. In addition, our TTB average utilization has been at least 90% for each quarter since December 2005, which is primarily attributable to the shift of our TTB fleet from contracts of affreightment, or COAs, to time charters and the broadening of our service offering and geographic service areas. Excluding vessels undergoing regulatory drydocking, we now have nearly all of our tank barges operating under time charters, including eight that are chartered under long-term contracts with expiration dates ranging from late December 2007 through August 2009. We also have eleven tank barges operating under spot time charters or spot COAs. However, we have recently observed softening dayrates and utilization in the TTB spot market. Market conditions for our single-hulled equipment have been, and may continue to be, unfavorably impacted by the industry’s pending delivery of at least five newbuild double-hulled tank barges in late 2007 and at least 20 newbuild double-hulled tank barges in 2008, respectively, as well as by recent trends in customer vetting requirements for single-hulled equipment.

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

Our property, plant and equipment are recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives and salvage values of the related assets. As of January 1, 2007, we have prospectively modified our assumptions for estimated salvage values for our marine equipment. Salvage values for marine equipment are now estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. Our depreciation expense for vessels that were in service as of January 1, 2007, as well as for vessels placed in service after that date, is expected to be lower for the remaining estimated useful life of such assets based on the change in our estimated salvage values. Otherwise, there were no other significant changes to our critical accounting policies, as reported in our most recently filed Annual Report on Form 10-K, during the nine months ended September 30, 2007.

During the third quarter of 2007, the FASB proposed a new Staff Position (FSP) on APB 14-A, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This proposal would specify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In general, paragraph 12 of Opinion 14 precludes considering cash proceeds from the issuance of specified types of convertible debt instruments as attributable to the conversion feature. This FSP nullifies EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and EITF No. 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19).”

The proposed FSP would also require that the liability and equity components of a convertible debt instrument within the scope of the FSP be accounted for separately so that the accounting will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP was issued on August 31, 2007 and had a 45-day comment period that ended on October 15, 2007. The FASB is currently evaluating comments and, if the FSP is issued, the guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2007 and would be applied retrospectively to all periods presented. We are currently evaluating the potential impact of this proposed FSP on our prior and future operating results.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our 10 conventional vessels, our shorebase facility, and certain vessel management services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Offshore Supply Vessels:
Average number of new generation OSVs (1)	30.9	25.0	27.0	25.0
Average new generation OSV fleet capacity (deadweight)	71,971	59,042	63,352	59,042
Average new generation vessel capacity (deadweight)	2,331	2,362	2,351	2,362
Average new generation utilization rate (2)	95.2%	89.7%	94.5%	92.1%
Average new generation dayrate (3)	$22,605	$20,650	$21,167	$19,388
Effective dayrate (4)	$21,520	$18,523	$20,003	$17,856
Tugs and Tank Barges:
Average number of tank barges (5)	18.4	17.0	18.1	17.5
Average fleet capacity (barrels) (5)	1,573,414	1,459,984	1,557,515	1,471,545
Average barge capacity (barrels)	84,332	85,881	85,499	83,873
Average utilization rate (2)	91.0%	94.1%	92.0%	92.8%
Average dayrate (6)	$18,430	$22,419	$17,964	$18,499
Effective dayrate (4)	$16,771	$21,096	$16,527	$17,167

(1)	We owned and operated 35 new generation OSVs as of September 30, 2007. Ten new generation OSVs were acquired on August 8, 2007. Excluded from this data are 10 conventional OSVs that were also acquired on August 8, 2007, which we consider to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Average dayrate represents average revenue per day, which includes charter hire, crewing services, and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(5)	The Energy 2202 is not included in the three or nine months ended September 30, 2007 data as it was sold in May 2006. The Energy 8701 is not included in the three or nine months ended September 30, 2006 data as it was previously retired from service under OPA 90 in December 2004, but was reinstated into our active tank barge fleet in October 2006.
(6)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.

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

The following table provides the detailed components of EBITDA, as we define that term, for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of EBITDA:
Net income	$28,882	$23,946	$68,999	$59,087
Interest expense (income)
Debt obligations	3,723	4,139	12,898	12,943
Interest income	(4,070)	(3,998)	(15,850)	(10,683)

Interest, net	(347)	141	(2,952)	2,260

Income tax expense	16,414	13,614	39,187	33,657
Depreciation	6,040	6,077	15,788	17,932
Amortization	3,292	2,044	8,550	5,393

EBITDA	$54,281	$45,822	$129,572	$118,329

The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
EBITDA Reconciliation to GAAP:
EBITDA	$54,281	$45,822	$129,572	$118,329
Cash paid for deferred drydocking charges	(5,942)	(2,939)	(16,417)	(7,917)
Cash paid for interest	(91)	(74)	(11,423)	(9,349)
Cash paid for taxes	—	(1,099)	(3,794)	(1,099)
Changes in working capital	(12,494)	7,969	3,364	866
Stock-based compensation expense	2,078	1,273	5,511	3,948
Changes in other, net	176	117	(1,700)	14

Net cash flows provided by operating activities	$38,008	$51,069	$105,113	$104,792

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

The following table provides the detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense	$2,078	$1,273	$5,511	$3,948
Interest income	4,070	3,998	15,850	10,683

The following table provides detailed components of net income for the three months ended September 30, 2007 and 2006, respectively (in thousands, except for percentage changes).

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$56,012	$37,280	$18,732	50.2%
Foreign	10,367	7,133	3,234	45.3

	66,379	44,413	21,966	49.5

Tugs and tank barges
Domestic	26,171	31,715	(5,544)	(17.5)
Foreign (1)	2,196	1,374	822	59.8

	28,367	33,089	(4,722)	(14.3)

Total	$94,746	$77,502	$17,244	22.2%

Operating expenses:
Offshore supply vessels	$20,068	$14,310	$5,758	40.2%
Tugs and tank barges	11,629	10,293	1,336	13.0

Total	$31,697	$24,603	$7,094	28.8%

Depreciation and amortization:
Offshore supply vessels	$5,360	$4,531	$829	18.3%
Tugs and tank barges	3,972	3,590	382	10.6

Total	$9,332	$8,121	$1,211	14.9%

General and administrative expenses
Offshore supply vessels	$5,033	$3,388	$1,645	48.6%
Tugs and tank barges	3,769	3,726	43	1.2

Total	$8,802	$7,114	$1,688	23.7%

Gain on sale of assets:
Offshore supply vessels	$17	$—	$17	100.0%
Tugs and tank barges	—	—	—	—

Total	$17	$—	$17	100.0%

Operating income:
Offshore supply vessels	$35,935	$22,184	$13,751	62.0%
Tugs and tank barges	8,997	15,480	(6,483)	(41.9)

Total	$44,932	$37,664	$7,268	19.3%

Interest expense	$3,723	$4,139	$(416)	(10.1)%

Interest income	$4,070	$3,998	$72	1.8%

Income tax expense	$16,414	$13,614	$2,800	20.6%

Net income	$28,882	$23,946	$4,936	20.6%

(1)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues. Revenues for the three months ended September 30, 2007 were higher than the same period in 2006 primarily due to the growth of our OSV fleet by 20 vessels during the third quarter of 2007 and continued favorable market conditions in our OSV segment.

Revenues from our OSV segment were $66.4 million for the three months ended September 30, 2007 compared to $44.4 million in the same period of 2006, an increase of $22.0 million, or 49.5%. The increase in revenue is primarily the result of the Sea Mar Fleet acquisition in August 2007 and, to a lesser extent, higher new generation OSV effective dayrates. Additional revenues generated by the recently acquired 20 OSVs accounted for approximately $13.7 million of the OSV revenue increase. The remaining $8.3 million of the OSV revenue increase was attributable to vessels that were in service during each of the three months ended September 30, 2007 and 2006. Our new generation OSV average dayrate was $22,605 for the third quarter of 2007 compared to $20,650 for the same period in 2006, an increase of $1,955 or 9.5%. Domestic revenues for our OSV segment for the third quarter of 2007 increased $18.7 million or 50.2%. Domestic OSV revenues were driven higher by the growth of our OSV fleet and market conditions in the GoM. Foreign revenues for our OSV segment during the third quarter of 2007 increased by $3.2 million, or 45.3%. Foreign OSV revenues increased primarily due to the acquisition in August 2007 of four OSVs that are servicing customers in foreign markets.

Revenues from our TTB segment decreased $4.7 million, or 14.3%, for the three months ended September 30, 2007 compared to the same period in 2006. Our tank barge average dayrates were $18,430 for the three months ended September 30, 2007, a decrease of $3,989, or 17.8%, from $22,419 for the same period in 2006. The decrease in dayrates was primarily related to the third quarter of 2006 being favorably impacted by our ability to provide non-traditional tank barge services, at higher dayrates, to certain of our upstream customers. However, excluding upstream jobs in both periods, dayrates averaged $17,977 for the third quarter of 2007 compared to $16,890 in the prior-year quarter, an increase of $1,087. The decrease in revenues was partially offset by a full-quarter contribution from a previously retired single-hulled tank barge, Energy 8701, that was placed back into service in October 2006 and a newbuild double-hulled tank barge, Energy 6506, being placed into service in August 2007. Our tank barge utilization was 91.0% for the three months ended September 30, 2007 compared to 94.1% for the same period in 2006. The decrease in utilization was primarily driven by slightly softer spot market conditions during the third quarter of 2007.

Operating Expenses. Operating expenses for the three months ended September 30, 2007 increased 28.8% compared to the same period in 2006, due primarily to the addition of 23 vessels to our OSV and TTB fleets since October 2006. In addition, higher fleet personnel costs, in-chartered third-party equipment and FAS 123R stock-based compensation costs associated with the September 2006 and February 2007 grants of restricted stock units to fleet personnel contributed to the increased operating expenses. For vessels that were in service during each of the three months ended September 30, 2007 and 2006, the increase in operating expenses is in-line with our previously reported expectation that, after excluding the impact of vessel acquisitions, daily operating costs for our vessels in each of our operating segments would increase approximately 20% for 2007 over 2006 levels.

Operating expenses for our OSV segment increased $5.8 million, or 40.2%, to $20.1 million for the three months ended September 30, 2007 compared to $14.3 million in the same period of 2006. Vessels acquired with the Sea Mar Fleet acquisition in August 2007 accounted for $3.8 million of the OSV operating expense increase. Market-driven wage increases for OSV mariners in the latter half of 2006 and early 2007, higher costs for third-party workers on our vessels, and FAS 123R stock-based compensation related to restricted stock unit awards granted to mariners accounted for the remaining $2.0 million of the OSV operating expense increase. Average daily operating expense for the OSV segment is also expected to further increase commensurate with the delivery of larger vessels under our fourth OSV newbuild program and our MPSV conversion program.

Operating expenses for our TTB segment increased $1.3 million, or 13.0%, to $11.6 million for the three months ended September 30, 2007 compared to the same period in 2006. The increases in operating expenses for our TTB segment are attributable to higher costs for the in-chartering of third-party tugs to fulfill time charter requirements, increased compensation costs for TTB mariners, including FAS123R stock-based compensation related to restricted stock unit awards granted to mariners, and to a lesser extent vessels that were added to our operating fleet since September 2006. We took delivery of the ocean-going tug, Michigan Service, and newbuild double-hulled tank barge, Energy 6506, from the shipyard in July 2007 and August 2007, respectively. Average daily operating expense for the TTB segment is also expected to further increase in 2007 commensurate with the delivery of four additional tugs under our second TTB newbuild program.

Depreciation and Amortization. Depreciation and amortization expense was $1.2 million higher for the three months ended September 30, 2007 compared to the same period in 2006. Depreciation for vessels that were in service during each of the three months ended September 30, 2007 and 2006 decreased approximately $1.0 million due to a change in the estimated salvage values for the Company’s marine equipment adopted at the beginning of 2007. This decrease in depreciation expense was entirely offset by additional depreciation resulting from recently acquired or newly constructed vessels. Amortization expense increased by $1.2 million for the three months ended September 30, 2007. This increase in amortization expense was due to a greater number of the Company’s vessels that have incurred their first 30 or 60 month regulatory drydocking since the third quarter of 2006 and higher per-unit drydocking costs related to continued high demand for shipyard services and to delays caused by shipyard labor shortages. Depreciation and amortization expense is expected to increase from current levels when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. General and administrative expenses increased $1.7 million for the three months ended September 30, 2007 compared to the same period in 2006. Higher personnel costs, greater FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees and increased costs for our incentive compensation plan were the primary reasons for the increase in general and administrative expenses. Excluding the effects of the recent Sea Mar Fleet acquisition, our general and administrative expenses, inclusive of FAS123R expenses, are expected to increase approximately 20% in 2007 over 2006 levels, but are still expected to be approximately 10% of revenues.

Operating Income. Operating income increased by 19.3%, or $7.3 million, to $44.9 million for the third quarter of 2007. Operating income as a percentage of revenues for our OSV segment was 54.1% for the three months ended September 30, 2007, compared to 50.0% for the same period in 2006. The primary driver for this margin increase relates to an increase in effective dayrates. Operating income as a percentage of revenues for our TTB segment was 31.7% for the three months ended September 30, 2007, compared to 46.8% for the same period in 2006. The primary driver for this margin decrease relates to higher upstream dayrates and the increase in operating expenses as discussed above.

Interest Expense. Interest expense decreased $0.4 million for the three months ended September 30, 2007 compared to the same period in 2006, primarily as a result of an increase in capitalized interest, which was offset, in part, by additional interest expense generated from the issuance of $250.0 million of 1.625% convertible senior notes in November 2006. Capitalized interest is expected to further increase with the additional construction and conversion activity during the remainder of 2007.

Interest Income. Interest income increased $0.1 million for the three months ended September 30, 2007 due to higher cash balances resulting from the contribution of the $156.6 million in net proceeds received from the November 2006 convertible senior notes offering and related transactions. Our average cash balance for the three months ended September 30, 2007 was $326.0 million compared to $309.6 million for the same period in 2006. Our average cash balance is expected to decrease for the remainder of 2007 primarily due to the approximately $194.3 million paid in connection with the Sea Mar Fleet acquisition in August 2007.

Income Tax Expense. Our effective tax rate was 36.2% for the three months ended September 30, 2007 and 2006. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 20.6%, or $4.9 million, to $28.9 million for the third quarter of 2007 primarily due to the increase in operating income and net interest income, which was partially offset by increased tax expense.

The following table provides detailed components of net income for the nine months ended September 30, 2007 and 2006, respectively (in thousands, except for percentage changes).

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$133,748	$108,495	$25,253	23.3%
Foreign	22,382	18,568	3,814	20.5

	156,130	127,063	29,067	22.9

Tugs and tank barges
Domestic	74,868	76,921	(2,053)	(2.7)
Foreign (1)	6,909	5,269	1,640	31.1

	81,777	82,190	(413)	(0.5)

Total	$237,907	$209,253	$28,654	13.7%

Operating expenses:
Offshore supply vessels	$51,013	$40,536	$10,477	25.8%
Tugs and tank barges	35,310	28,975	6,335	21.9

Total	$86,323	$69,511	$16,812	24.2%

Depreciation and amortization:
Offshore supply vessels	$13,193	$12,861	$332	2.6%
Tugs and tank barges	11,145	10,464	681	6.5

Total	$24,338	$23,325	$1,013	4.3%

General and administrative expenses
Offshore supply vessels	$12,502	$10,278	$2,224	21.6%
Tugs and tank barges	11,398	11,530	(132)	(1.1)

Total	$23,900	$21,808	$2,092	9.6%

Gain on sale of assets:
Offshore supply vessels	$1,859	$—	$1,859	100.0%
Tugs and tank barges	—	328	(328)	(100.0)

Total	$1,859	$328	$1,531	466.8%

Operating income:
Offshore supply vessels	$81,281	$63,388	$17,893	28.2%
Tugs and tank barges	23,924	31,549	(7,625)	(24.2)

Total	$105,205	$94,937	$10,268	10.8%

Interest expense	$12,898	$12,943	$(45)	(0.3)%

Interest income	$15,850	$10,683	$5,167	48.4%

Income tax expense	$39,187	$33,657	$5,530	16.4%

Net income	$68,999	$59,087	$9,912	16.8%

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues. Revenues for the nine months ended September 30, 2007 were $28.7 million, or 13.7%, higher than the same period in 2006 primarily due to additional vessels that were acquired in August 2007 and improved market conditions in the GoM. These favorable drivers were partially offset by a slight TTB segment revenue decrease. As of September 30, 2007, our weighted average operating fleet was 60.4 vessels compared to 55.5 vessels as of September 30, 2006.

Revenues from our OSV segment increased $29.1 million, or 22.9%, to $156.1 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in revenue is primarily the result of the Sea Mar Fleet acquisition and strong new generation OSV effective dayrates. Additional revenues generated by the recently acquired 20 OSVs accounted for approximately $13.7 million of the OSV revenue increase. The remaining $15.4 million of the OSV revenue increase was attributable to vessels that were in service during each of the nine months ended September 30, 2007 and 2006. OSV new generation average dayrates and utilization improved due primarily to continued strength in the GoM. Our new generation OSV average dayrates were $21,167 for the first nine months of 2007 compared to $19,388 for the same period in 2006, an increase of $1,779 or 9.2%. Domestic revenues for our OSV segment during the first nine months of 2007 increased $25.3 million on the basis of strong market conditions in the GoM and the growth of our OSV fleet. Foreign revenues increased $3.8 million primarily due to the Sea Mar Fleet acquisition, which included four vessels that are operating in foreign markets.

Revenues from our TTB segment decreased $0.4 million, or 0.5%, to $81.8 million for the nine months ended September 30, 2007 compared to the same period in 2006. Revenues during the first nine months of 2006 were favorably impacted by our ability to provide non-traditional tank barge services, at higher dayrates, to certain of our upstream customers. The decrease in revenues was partially offset by a full-period contribution from a previously retired single-hulled tank barge, Energy 8701, that was placed back into service in October 2006 and the partial contribution from a newbuild double-hulled tank barge, Energy 6506, which was placed into service in August 2007. Our tank barge average dayrates were $17,964 for the nine months ended September 30, 2007, a decrease of $535, or 2.9%, from $18,499 for the same period in 2006. Our tank barge utilization was 92.0% for the nine months ended September 30, 2007 compared to 92.8% for the same period in 2006.

Operating Expenses. Operating expenses for the nine months ended September 30, 2007 increased 24.2% to $86.3 million compared to the same period in 2006, due primarily to vessels added to our operating fleet since September 30, 2006 and higher fleet personnel costs. Excluding the incremental operating costs related to the recently acquired Sea Mar Fleet vessels, daily operating costs for vessels in each of our operating segments have trended higher by approximately 20% for 2007 over 2006 levels.

Operating expenses for our OSV segment were $51.0 million, an increase of $10.5 million, or 25.8%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in operating expenses is the result of higher personnel costs, which includes increased FAS 123R stock-based compensation related to restricted stock unit awards granted to mariners. These higher personnel costs were partially offset by lower costs of customer requested contract labor and lower insurance costs. The recently acquired vessels that were added to our operating fleet in August 2007 accounted for approximately $3.8 million of the operating expense increase over the year-ago nine month period.

Operating expenses for our TTB segment were $35.3 million, an increase of $6.3 million, or 21.9%, for the nine months ended September 30, 2007 compared to the same period in 2006. Operating expenses increased primarily due to wage increases for TTB mariners, higher FAS123R stock-based compensation related awards granted to mariners and the increased cost of in-chartered third-party tugs. Vessels that were added to our operating fleet since September 2006 also contributed to the increase in TTB operating expense over the 2006 period. These cost increases were partially offset by lower insurance and fuel costs.

Depreciation and Amortization. Depreciation and amortization was $1.0 million higher for the nine months ended September 30, 2007 compared to the same period in 2006 due to higher amortization of drydock costs on our vessels and incremental depreciation related to the 20 OSVs acquired in August 2007. These increases were offset, in part, by the effect of our change in estimated salvage value for our vessels as of January 1, 2007.

General and Administrative Expense. General and administrative expenses increased $2.1 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in general and administrative expense is primarily due to higher shoreside compensation and insurance costs. Compensation costs increased, in part, as the result of additional stock unit awards under our long term incentive compensation program.

Gain on sale of assets. During the first nine months of 2007, we recorded a gain of $1.9 million related to the sale of our only fast supply vessel. During the first nine months of 2006, we sold a single-hulled tank barge and recorded a gain of $0.3 million.

Operating Income. Operating income increased by 10.8%, or $10.3 million, to $105.2 million for the first nine months of 2007 due to the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 52.1% for the nine months ended September 30, 2007, compared to 49.9% for the same period in 2006. The primary drivers for this margin increase relates to higher market-driven dayrates and the gain on sale of our fast supply vessel. Operating income as a percentage of revenues for our TTB segment was 29.3% for the nine months ended September 30, 2007, compared to 38.4% for the same period in 2006. This margin decrease primarily relates to higher upstream dayrates and the increase in operating expenses as discussed above.

Interest Expense. Interest expense decreased $0.1 million for the nine months ended September 30, 2007 compared to the same period in 2006, primarily as a result of a $4.2 million increase in capitalized interest during the first nine months of 2007 compared to the same period in 2006, offset by the November 2006 issuance of $250.0 million of 1.625% convertible senior notes. The increase in capitalized interest resulted from higher newbuild construction and conversion activity during the 2007 period.

Interest Income. Interest income increased $5.2 million for the nine months ended September 30, 2007 primarily due to higher cash balances resulting from the contribution of

$156.6 million in net proceeds received from the November 2006 convertible senior notes offering and related transactions. Our average cash balance for the nine months ended September 30, 2007 was $348.7 million compared to $295.7 million for the same period in 2006. Our interest income is expected to trend downward for the remainder of 2007 with lower average cash balances primarily resulting from approximately $194.3 in gross proceeds paid for the Sea Mar Fleet acquisition in August 2007 and projected cash outflows committed to ongoing newbuild and conversion programs.

Income Tax Expense. Our effective tax rate was 36.2% and 36.3% for the nine months ended September 30, 2007 and 2006, respectively. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 16.8%, or $9.9 million, to $69.0 million for the nine months ended September 30, 2007 primarily due to the growth in operating income and net interest income for the reasons discussed above.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, and borrowings under our credit facilities. We require capital to fund on-going operations, vessel construction, retrofit or conversion of vessels, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during the remainder of 2007.

On September 27, 2006, we entered into a new senior secured revolving credit facility with an increased current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances. The new senior secured revolving credit facility replaced our prior revolving credit facility. The new facility has a maturity date of September 27, 2011. As of September 30, 2007, we had no amounts drawn and $100.0 million of credit immediately available under such new revolving credit facility.

We have from time to time made, and may make additional, short-term draws on our revolving credit facility to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including, but not limited to, OSVs, MPSVs, AHTS vessels, fast supply vessels, ocean-going tugs, tank barges, tankers and other specialty vessels, as needed to take advantage of the market demand for such vessels. Depending on the extent of the market demand for such vessels or other growth opportunities that may arise, we may require additional debt or equity financing.

We believe that our current working capital, projected cash flows from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future. These sources of cash were available to fund our acquisition of the Sea Mar Fleet and will continue to fund our previously announced vessel newbuild and conversion programs, including the expansion of such programs announced since their commencement. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” below, may affect our financial condition or results of operations.

As of September 30, 2007, we had total cash and cash equivalents of $223.2 million. Remaining construction costs related to our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program will be funded, in part, with cash on hand, including a portion of the net proceeds from our October 2005 common stock offering and concurrent senior note offering, our November 2006 convertible senior note offering and concurrent hedge transactions and projected cash flows from operations.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $105.1 million for the nine months ended September 30, 2007 and $104.8 million for the nine months ended September 30, 2006. The slight increase in operating cash flows was primarily the result of the growth of our fleet and an increase in effective dayrates in our OSV segment.

Investing Activities. Net cash used in investing activities was $357.9 million for the nine months ended September 30, 2007 and $58.6 million for the nine months ended September 30, 2006. Cash utilized in the first nine months of 2007 primarily consisted of the purchase price of the Sea Mar Fleet acquisition from Nabors in August 2007 and construction costs incurred for our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program. These investing activities were partially offset by approximately $5.9 million in net cash inflows for the sale of the HOS Hotshot, a fast supply vessel, in April 2007. Cash utilized for the first nine months of 2006 consisted of construction costs incurred for our first and second TTB newbuild programs, our MPSV conversion program, our fourth OSV newbuild program and improvements made to our shore-based port facility. The cash utilized for investing activities during 2006 was partially offset by approximately $1.1 million of cash inflows from the sale of a single-hulled tank barge, the Energy 2202, in May 2006. Investing activities for the remainder of 2007 are expected to include costs related to our current newbuild and conversion programs, retrofit and construction of additional vessels, possible additional acquisitions and other capital expenditures, including discretionary vessel modifications and corporate projects.

Financing Activities. Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2007 and $1.5 million for the nine months ended September 30, 2006. Net cash provided by financing activities for the first nine months of 2007 and 2006 resulted from the net proceeds from common stock issued under employee benefit programs.

Contractual Obligations

Debt

As of September 30, 2007, we had total debt of $549.5 million, net of original issue discount. Our debt is comprised of $299.5 million of our 6.125% senior notes due 2014 and $250.0 million of our 1.625% convertible senior notes due 2026. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes bear interest at an annual rate of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. The first interest payment on the convertible senior notes was completed on May 15, 2007. We also have an undrawn senior secured revolving credit facility due September 2011 with a current borrowing base of $100.0 million and an accordion feature that allows for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred, before construction period interest, during the three and nine months ended September 30, 2007 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
MPSV program (2)	$23.2	$83.9	$123.2	$330.0	2Q2008 – 4Q2009
OSV newbuild program #4 (3)	16.4	33.1	55.1	340.0	1Q2008 – 1Q2010
TTB newbuild program #2 (4)	13.6	41.4	60.8	77.0	3Q2007 – 1Q2008
Sea Mar Fleet acquisition (5)	186.0	186.0	186.0	186.0	3Q2007

Total:	$239.2	$344.4	$425.1	$933.0

(1)	Estimated Program Totals and Projected Delivery Dates, for growth initiatives other than the Sea Mar Fleet acquisition, are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to pending vessels that are currently contracted with shipyards for construction, retrofit or conversion.
(2)	Our MPSV conversion program consists of two U.S.-flagged coastwise sulfur tankers that are being converted in a domestic shipyard into 370 class DP-2 new generation MPSVs and one T-22 class DP-3 new generation MPSV that is being constructed in a foreign shipyard. The first converted DP-2 MPSV is still expected to be delivered in mid-2008, while the second converted DP-2 MPSV is now expected to be delivered in late-2008 or early 2009. The newbuild DP-3 MPSV is expected to be delivered from the foreign shipyard during the fourth quarter of 2009. Due to increases in shipyard costs, further design changes including additional revenue-generating equipment, and changes in estimated foreign currency exchange rates, we have increased our internal estimates for the MPSV program to approximately $330.0 million.
(3)	Our fourth OSV newbuild program now consists of vessel construction contracts with three domestic shipyards to build four proprietary 240 ED class OSVs, nine proprietary 250 EDF class OSVs and one 285 class DP-2 new generation OSV, respectively. These 14 new generation OSVs are expected to be placed in service on various dates from the first quarter of 2008 through the first quarter of 2010. The aggregate cost for our fourth OSV newbuild program is now expected to be approximately $340.0 million, including the estimated cost of the recently acquired 285 class newbuild.
(4)	Our second TTB newbuild program consists of vessel construction contracts with three domestic shipyards to build three 60,000-barrel double-hulled tank barges and retrofit four 3,000 horsepower ocean-going tugs that were purchased in July 2006. During the third quarter of 2007, we delivered two vessels under our second TTB newbuild program. The retrofitted ocean-going tug, Michigan Service, was placed in service in July 2007 and a newbuild double-hulled tank barge, Energy 6506, was placed in service in August 2007. Of the remaining vessels to be delivered under this program, we expect to place in service two retrofitted tugs and one newbuild tank barge during the fourth quarter of 2007 and one retrofitted tug and one newbuild tank barge during the first quarter of 2008. We estimate the aggregate cost of our second TTB newbuild program, before construction period interest, to be approximately $77.0 million.
(5)	In August 2007, we completed the acquisition of the 20-vessel Sea Mar Fleet from Nabors for cash consideration of $186.0 million, plus approximately $1.0 million for the cost of fuel inventory on such vessels.

During calendar 2007, we expect to drydock a total of fourteen OSVs, five tugs, and three tank barges for recertification and/or discretionary vessel enhancements, to acquire additional equipment for our OSVs to support subsea operations, and to incur non-vessel capital expenditures related primarily to information technology initiatives, shore-side transportation assets and corporate projects. The following table summarizes the costs incurred for these purposes for the three and nine months ended September 30, 2007 and 2006, and the projected costs for the year ended December 31, 2007 (in millions and prior to construction period interest, as applicable):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2007	2006	2007	2006	2007
	Actual	Actual	Actual	Actual	Forecast
Maintenance Capital Expenditures:
Deferred drydocking charges	$5.9	$2.9	$16.4	$7.9	$18.2
Sea Mar Fleet acquisition (1)	—	—	—	—	1.4
Other vessel capital improvements	2.9	2.0	9.4	4.9	18.0
Miscellaneous non-vessel additions	1.6	0.6	4.1	3.4	7.2

Total:	$10.4	$5.5	$29.9	$16.2	$44.8

(1)	Includes costs of approximately $8.0 million for the anticipated regulatory drydocking of acquired Sea Mar Fleet vessels expected to be completed within the purchase allocation period and an estimated pre-acquisition contingency for personnel costs. We expect these costs to be approximately $1.4 million in 2007 and $6.6 million in 2008.

Forward Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q, including certain information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current views and assumptions about future events and our future financial performance. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast” “project,” “should” or “will” or other comparable words or the negative of such words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe in our Annual Report on Form 10-K for the year ended December 31, 2006, any of our Quarterly Reports on Form 10-Q for periods ended in 2007 and other cautionary statements we make in this Quarterly Report on Form 10-Q.

Among the risks, uncertainties and assumptions to which these forward-looking statements may be subject are:

•	activity levels in the energy markets;

•	changes in oil and natural gas prices;

•	increases in supply of vessels in our markets;

•	the effects of competition;

•	our ability to complete vessels under construction or conversion programs without significant delays or cost overruns;

•	our ability to integrate acquisitions successfully;

•	our ability to maintain adequate levels of insurance;

•	changes in demand for refined petroleum products or in methods of delivery;

•	loss of existing customers and our ability to attract new customers;

•	changes in laws;

•	changes in domestic and international economic and political conditions;

•	changes in foreign currency exchange rates;

•	adverse domestic or foreign tax consequences;

•	uncollectible accounts receivable or longer collection periods on such accounts;

•	financial stability of our customers;

•	less than anticipated subsea infrastructure demand activity in the GoM and other markets;

•	the inability to secure contracts for vessels under construction at currently expected dayrates;

•	the repeal or administrative erosion of the Jones Act;

•	laws governing the health and safety of our employees working offshore;

•	catastrophic marine disasters;

•	collisions or allisions;

•	shipyard delays in drydockings;

•	adverse weather and sea conditions;

•	oil and hazardous substance spills;

•	war and terrorism;

•	acts of God;

•	our ability to finance our operations and capital requirements on acceptable terms and access the debt and equity markets;

•	our ability to recruit and retain qualified crew members;

•	our ability to charter our vessels on acceptable terms;

•	risks associated with expanded foreign operations;

•	our success at managing these risks and those set forth below; and

with respect to the acquisition of the Sea Mar Fleet from Nabors:

•	the inability to retain personnel previously employed by Nabors, including vessel crews;

•	any unanticipated negative impact on us of disclosed or undisclosed matters relating to the acquired vessels and operations;

•	construction delays, cost overruns, design flaws or other factors that negatively impact the anticipated utility of the acquired vessel under construction;

•	risks that the continued integration of the Sea Mar Fleet operations with our own will be more difficult or costly than anticipated; and

•	unanticipated material increases in operating or dry docking costs or expenses associated with the Sea Mar Fleet vessels;

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

We are subject to interest rate risk on our long-term fixed interest rate 6.125% senior notes and 1.625% convertible senior notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. Such fluctuations may create or negate the need to enter into other financial instruments to manage or reduce interest rate risk. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026 and the effective interest rate on such notes is 2.04%. Our revolving credit facility, when drawn, has a variable interest rate and, therefore, is not subject to interest rate risk.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to foreign currency fluctuation. However, as we expand our operations to international markets, we become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for four of our OSVs for service offshore Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago Dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under fixed time charters with four of our OSVs for service offshore Mexico and two of our OSV for service offshore Qatar. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charter. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

In early 2007, several actions were filed in the United States District Court on behalf of certain plaintiffs and other similarly situated purchasers of the Company’s securities from November 1, 2006 to January 10, 2007. In their complaints, the plaintiffs alleged that Hornbeck Offshore Services, Inc. and certain of its senior executive officers violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or by omitting to state material facts necessary to make the statements not misleading, in connection with its forward earnings guidance and its January 10, 2007 announcement of preliminary financial results for the fourth quarter of 2006 that fell short of such guidance and indicated a reduction in 2007 guidance. The Company and such officers vigorously denied those allegations and believe that the actions were without merit. Prior to September 2007, the lawsuits were consolidated into a single proceeding with the plaintiffs seeking certification as a class. In September 2007, the purported class action lawsuit against the Company and such officers, was voluntarily dismissed by the lead plaintiffs without any payment by the Company, its officers or its insurers. An order granting the dismissal of the case without prejudice was entered by the United States District Court for the Eastern District of Louisiana.

Item 1A—Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in response to Item 1A to Part I of Form 10-K or in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, in response to Item 1A to Part II of Form 10-Q.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Number		Description of Exhibit

2.1	—	Asset Purchase Agreement, dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 26, 2007).

3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 12, 2004, Registration No. 333-121557).

4.3	—	Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2005).

4.4	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s amended Registration Statement on Form 8-A/A dated March 25, 2004).

4.5	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.6	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

Exhibit Number		Description of Exhibit

4.7	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004).

4.8	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.12	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.1	—	Director and Advisory Director Compensation Policy, effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2007).

10.2	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2007).

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: November 5, 2007	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer