Form 10-K
period 2007-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2008-02-29
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant's most recently completed second fiscal quarter is $950,616,946.

The number of outstanding shares of Common Stock as of January 31, 2008 is 25,956,839 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2008 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, which include: our inability to successfully and timely complete our various vessel construction and conversion programs, especially our MPSV program, which involves the construction and integration of highly complex vessels and systems; unsuccessful operations of our MPSVs, which are a class of vessels that we have not previously owned or operated; the inability to successfully market our MPSVs at dayrates that we have forecasted; unplanned customer suspensions; cancellations or non-renewals of vessel charters; loss of customers; uncollectible accounts receivable; the financial stability of our customers; industry risks; activity levels in the energy markets; changes in capital spending budgets by customers; effects of competition; fluctuations in oil and natural gas prices; variations in demand for vessel services; changes in demand for refined production products or methods of delivery; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; changes in laws that affect our domestic or international operations; less than anticipated subsea infrastructure demand activity in the GoM and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks; weather related risks; the ability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; our ability to successfully integrate acquisitions; our ability to maintain adequate levels of insurance; drydocking delays and cost overruns and related risks; vessel accidents; oil spills; acts of terrorism; unexpected litigation and insurance expenses; our ability to finance operations or access debt and equity markets; fluctuations in foreign currency valuations compared to the U.S. dollar; risks associated with foreign operations and the expansion thereof; adverse domestic or foreign tax consequences and other risks described under the heading “Risk Factors” of this Annual Report on Form 10-K. Should one or more of the foregoing risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected.

PART I

ITEMS 1 AND 2.—Business and Properties.

Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. References in this Annual Report on Form 10-K to “OSVs” mean offshore supply vessels; to “MPSVs” mean multi-purpose support vessels; to “AHTS” mean anchor-handling towing supply; to “DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth; to “ultra-deepwater” mean offshore areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; to “new generation,” when referring to OSVs, AHTS vessels and MPSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels; to “T-22 class” when referring to MPSVs mean the notation for a 430-ft. DP-3 class of proprietary MPSVs designed by IHC Merwede Shipyard in the Netherlands; to “conventional,” when referring to OSVs, mean vessels that are at least 20 years old, are less than 200’ in length when originally built and primarily operate on the Continental Shelf; and to “ROV” mean a remotely operated vehicle.

BUSINESS

General

We are a leading provider of technologically advanced, new generation OSVs serving the offshore oil and gas industry, primarily in the U.S. Gulf of Mexico, or GoM, and in select international markets. The primary focus of our OSV business is on complex exploration and production activities, which include deepwater, ultra-deepwater, deep well and other logistically demanding projects. Such other projects include, among others, the construction, installation, inspection, repair and maintenance of offshore infrastructure and military and specialty services. We also provide to other vessel owners, vessel management services including crewing, daily operations management and maintenance activities. Through our ocean-going tug and tank barge, or TTB, segment, we are a leading transporter of petroleum products serving the energy industry, primarily in the northeastern United States, the GoM and Puerto Rico. Although our vessels can operate in domestic and international waters, both of our fleets are predominately comprised of vessels that are qualified under Section 27 of the Merchant Marine Act of 1920, also known as the Jones Act, to engage in the U.S. coastwise trade. Foreign owned, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade.

In the mid-1990s, oil and gas producers began seeking large hydrocarbon reserves at deeper well depths using new, specialized drilling and production equipment. We recognized that the then-existing fleet of conventional OSVs operating in the GoM was not designed to support these more complex projects or to operate in the challenging environments in which they were conducted. Therefore, in 1997, we began a program to construct new generation OSVs based upon our proprietary designs. Since that time, through a series of newbuild programs, we have constructed 17 new generation OSVs and currently have 16 new generation OSVs and four MPSVs under construction or conversion. All 17 of the new generation OSVs that we have constructed to date, and all but one of the 16 such vessels that we currently have under construction, have been built using proprietary designs. We have further expanded our OSV fleet through multiple vessel acquisitions. These acquisitions, in the aggregate, were comprised of 16 new generation OSVs, 10 conventional OSVs and two AHTS vessels. Our new generation OSV fleet is among the youngest in the industry with an average age of approximately eight years.

Our OSV fleet was purposefully assembled with the flexibility to meet the diverse needs of our clients in all stages of their exploration and production activities. All of the new generation vessels in our OSV fleet have enhanced capabilities that allow them to more effectively support premium drilling equipment required for deep drilling and related specialty services. Such vessels have dynamic positioning capability, as well as greater storage and off-loading capacity. The new generation vessels in our OSV fleet are capable of providing services to our customers anywhere in the world. While we are committed to maintaining a critical mass of new generation vessels operating in the GoM, we currently have vessels working offshore Mexico, Trinidad and Qatar and are actively pursuing additional contracts in these and select other U.S and international markets.

Our TTB operating fleet currently consists of 16 ocean-going tugs and 21 ocean-going tank barges. Since 2005, we have taken delivery of eight new double-hulled tank barges and seven retrofitted tugs under our first and second TTB newbuild programs, with one additional tug expected to be delivered during the second quarter of 2008. These newbuild tank barges added 780,000 barrels of double-hulled capacity, more than replacing the 180,000 barrels of carrying capacity permanently lost when we retired two of our single-hulled tank barges from service at the end of 2004 as mandated by OPA 90. With the delivery of all of the double-hulled tank barges under our first and second TTB newbuild programs, 50% of our tank barge fleet barrel-carrying capacity is now double-hulled, up from 7% at the end of 2004.

We believe that our TTB business complements our OSV business by providing additional revenue and geographic diversification, while allowing us to offer another service line to integrated oil and gas companies. For example, we have been successful in deploying our TTB equipment to non-traditional markets, such as supporting deepwater well testing and other specialty applications for our upstream customers in the GoM. In addition, our TTB equipment has occasionally transited to the Great Lakes and GoM regions to perform traditional petroleum transportation services. However, demand for our TTB services has historically been driven by the level of refined petroleum product consumption in the northeastern United States and Puerto Rico, our core operating markets. Demand for refined petroleum products is primarily driven by population growth, the strength of the U.S. economy, seasonal weather patterns, oil prices and competition from alternate energy sources.

Offshore Supply Vessels

The OSV Industry

OSVs primarily serve exploratory and developmental drilling rigs and production facilities. They also support offshore construction and subsea maintenance activities. OSVs differ from other types of marine vessels in terms of their cargo carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore bases and offshore rigs and facilities. In general, demand for OSVs, as evidenced by dayrates and utilization rates, is primarily related to offshore oil and natural gas exploration, development and production activity, which in turn is influenced by a number of factors, including the drilling budgets of offshore exploration and production companies and oil and natural gas prices. Increasingly, demand for our OSVs has come from specialty services to the energy industry and military applications.

OSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America and the Middle East. While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters, or cabotage laws such as the Jones Act, can limit the migration of OSVs.

MPSVs also support the offshore exploration and production activities of the energy industry. MPSVs are distinguished from OSVs in that they are not solely utilized to provide transportation services, but are significantly larger and more specialized vessels that are principally used to support complex deepwater subsea construction, installation, repair, maintenance and other sophisticated activities. These vessels are usually equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems that can support a broad array of complex tasks. For example, MPSVs serve as an installation platform for subsea risers, jumpers and umbilicals. MPSVs often support ROV operations, diving activities, well intervention, platform decommissioning and other offshore topside and subsea construction applications. Generally, MPSVs command higher dayrates than OSVs due to their versatility and higher construction and operating costs. Because MPSVs do not typically carry material cargoes, they are not as constrained by cabatoge laws.

The GoM is a critical oil and natural gas supply basin for the United States. Since the late 1990’s, the primary emphasis for the exploratory efforts of offshore operators has increasingly been in the deepwater and ultra-deepwater areas of the GoM rather than the shallow waters of the Continental Shelf. According to the Minerals Management Service, or MMS, from the first major deepwater leasing boom in 1995 to March 2007, oil production grew 525% to 950 thousand barrels per day and natural gas production grew 663% to 3.8 billion cubic feet per day. Recent discoveries of large hydrocarbon reserves in deepwater fields in the GoM and at deeper well depths on the Continental Shelf have resulted in increased developmental and exploratory drilling activities in these areas. The deepwater region of the GoM is an increasingly important source of oil and natural gas production with many unexplored areas of potential oil and natural gas reserves. According to the MMS report, “Deepwater Gulf of Mexico 2006: Americas Expanding Frontier,” there have been over 980 exploration wells drilled in the deepwater GoM since 1995 with at least 126 announced deepwater discoveries over the same time period. Twenty-four deepwater field discoveries have been announced over the last ten years in water depths greater than 7,000 feet. In addition, the pending expiration of leases with substantial reserve potential is expected to stimulate further exploration and development in the GoM. According to the MMS, in 2006 the deepwater region accounted for 73% of total GoM oil production and 38% of total GoM natural gas production, up substantially from 4% and 1%, respectively, in 1990. To capitalize on these market trends, rig companies continue to expand their newbuild construction programs to build more deepwater rigs and enhanced ultra-deepwater drillships designed to operate in deepwater and ultra-deepwater regions.

While the shallow waters of the Continental Shelf have been actively explored for decades, until recently, relatively few deep wells have been drilled due to the historically high cost associated with such wells. The higher costs associated with the drilling of deep wells can be attributed to, among other things, the need for specialized, high-end drilling rigs and related equipment, greater volumes of downhole materials such as liquid mud, tubular products and cement, and longer drilling times. Despite the higher costs associated with deep well Continental Shelf drilling, operators, especially those in search of natural gas, have continued to demonstrate interest driven by several factors. The abundance of existing platforms, production facilities and pipelines on the Continental Shelf allow newly discovered deep gas to flow quickly to market. Because oil and natural gas exploration, development and production costs in the shallow well Continental Shelf market are generally lower than those in the deepwater or deep well environments, shallow well drilling activity on the Continental Shelf is typically more sensitive to demand drivers such as commodity prices or the number of jack-up rigs servicing the Continental Shelf. In contrast, the relatively larger capital commitments and longer lead times and investment horizons associated with deepwater, particularly ultra-deepwater, and deep well developments make it less likely that an operator will abandon such projects in response to a temporary decline in commodity prices or the movement of new generation drilling equipment to and from deepwater or deep well environments. We believe that dayrates and utilization rates for new generation vessels that serve the deepwater and deep well markets generally experience less volatility compared to conventional OSVs.

The new generation vessels in our OSV fleet are capable of providing specialty services in support of certain of our customers, including well stimulation, remotely operated vehicles, or ROVs, used in oilfield subsea construction and maintenance, underwater inspections, marine seismic operations, and certain non-energy applications such as fiber optics cable installation, military work and containerized cargo transportation. The deadweight capacity, deck space, berthing accommodations, improved maneuverability and greater fuel efficiency are characteristics of our new generation OSVs that strengthen demand for our vessels in specialty situations.

We have increasingly observed that the technology for exploratory drilling and subsea infrastructure in the deepwater and ultra-deepwater GoM, which has been developed since the late-1990’s, has begun to create repeatable operational efficiencies that have resulted in more predictable outcomes. Oil and gas operators are now capable of deploying proven technologies based on their industry experiences over the past several years. We believe that such operators are more confident in their processes and procedures for drilling wells in deeper waters and that their successes should result in more deepwater field development, deepwater production systems and deepwater infrastructure. Orders for subsea trees continue to grow and it is estimated by industry sources that over $51.0 billion will be invested in subsea equipment from 2007 through 2012, which includes an estimated 2,700 to 3,500 tree installations worldwide. The growth in subsea tree awards is driven by the demand for smaller subsea tiebacks off existing production platforms, as well as robust deepwater drilling activity, particularly in the GoM. As further evidence of this trend, we estimate that there are approximately 50 incremental subsea tiebacks planned or underway in the GoM through 2010.

The Market for New Generation OSVs

Complex exploration, production and construction projects require specialized equipment and higher supply volumes to meet the more difficult operating environments associated with such offshore developments. In order to better serve these projects and meet customer demands, new generation vessels are designed with larger capacities, including greater liquid mud and dry bulk cement capacities, as well as larger areas of open deck space. These features are essential to the effective servicing of deepwater drilling projects, which are often distant from shore-based support infrastructure, because they allow a vessel to make fewer trips to supply the liquid mud, drilling water, dry bulk cement and other needs of the customer. New generation vessels operating in deepwater environments generally require dynamic positioning, or anchorless station-keeping capability, primarily because customers’ safety procedures preclude such vessels from tying up to deepwater installations. In addition, select specialty service customers require these capabilities to conduct offshore operations such as flexible umbilical and flexible pipe laying, saturation diving systems and military support. Dynamic positioning also increases new generation vessels’ ability to safely continue operations in adverse weather conditions. We believe that conventional OSVs, substantially all of which lack dynamic positioning capability and sufficient on-deck or below-deck cargo capacity, are not capable of operating effectively or economically in the deepwater market. In addition, certain ports have draft or other logistical impediments, which limit the pool of new generation vessels capable of servicing such ports. Our proprietary vessels were designed to work under these shallow draft and logistically demanding conditions.

The capabilities and capacities of larger new generation OSVs have resulted in average utilization rates for such OSVs working in the GoM of approximately 95% since their introduction in 1999, a period that spans two significant market downturns. In contrast, the average utilization rate for the conventional OSV fleet over the same period has been approximately 65%, not taking into account cold-stacked conventional OSVs. Additional utilization for new generation OSVs has come from increasing demand for these vessels in support of conventional shelf drilling projects. Moreover, during the same period, average dayrates for new generation OSVs were generally more than double the average dayrates of conventional OSVs. We believe that demand will continue to outpace the supply of new generation OSVs in the GoM for the foreseeable future, despite occasional imbalances of limited duration. We base our belief on the recent and expected drilling and production activity in all sectors of the GoM and the observed departure of certain new generation OSVs to domestic non-oilfield and foreign oilfield markets, after taking into account vessels currently available and vessels being constructed under announced construction plans. Although U.S.-flagged vessels operating in overseas locations may be remobilized to the GoM, remobilization of such vessels has historically been limited.

As of December 31, 2007, our updated internal estimates based on various industry sources indicate that 183 U.S.-flagged new generation OSVs are currently in service, of which we believe 141 are working in the GoM with the remaining 42 working in foreign or non-oilfield markets. Not included in these estimates are 45 announced OSVs that are currently planned or under construction at domestic shipyards, with deliveries ranging from 2008 through 2010. Once all currently announced newbuilds have been delivered by the end of 2010, and assuming that none of them transit to foreign or non-oilfield markets, we project that the visible supply of 187 new generation vessels in the GoM will still be below our current estimate of visible demand for new generation OSVs in the GoM over the same timeframe.

Our OSV Business

We own and operate a fleet of 35 new generation OSVs and 10 conventional OSVs. We also have 16 additional new generation OSVs now under construction. Our new generation fleet also includes two coastwise sulfur tankers that are currently undergoing conversion into MPSVs and two newbuild MPSVs currently under construction. Our logistics shore-base in Port Fourchon, which we recently doubled in size, supports logistics requirements of our new generation fleet, as well as certain of our customers. We also provide vessel management and brokerage services to other vessel owners including crewing and daily management of operations and maintenance activities.

OSVs

In a series of three newbuild programs, we have engineered and supervised the construction of 17 of our OSVs expressly to meet the demands of deepwater regions and other complex drilling projects, based on our proprietary designs. Drawing from the vessel operating experience of our in-house engineers, we work closely with potential charterers to design aspects of our vessels specifically to meet their anticipated needs. This is particularly significant when the charterer will operate a project that could have a duration of more than 20 years and require expenditures exceeding $1 billion. Our 17 proprietary OSVs have up to three times the dry bulk capacity and deck space, two to ten times the liquid mud capacity and two to four times the deck tonnage compared to conventional OSVs. The advanced cargo handling systems of our proprietary OSVs allow for dry bulk and liquid cargos to be loaded and unloaded three times faster than conventional OSVs, while the solid state controls of their engines typically result in 20% greater fuel efficiency than vessels powered by conventional engines. In addition, our proprietary 240 ED, 250 EDF and 265 class vessels were designed, in part, to supply the substantially greater liquid mud volume and other cargo capacity required for ultra-deepwater drilling.

In September 2005, we announced, and have since expanded our fourth OSV newbuild program. This program is now expected to add, in the aggregate, approximately 48,000 deadweight tons of DP-2 capacity to our OSV fleet. We are currently committed under vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 285 class new generation OSV, respectively. Projected delivery dates for these 16 vessels range from 2008 through 2010. Our newest proprietary design, the 250 EDF class, is based on our highly successful 240 ED design modified to lengthen the vessel and expand the propulsion package to achieve faster transit speeds. We believe that our customers’ recognition of the superior capabilities of our proprietary OSVs has contributed to our ability to achieve higher dayrates and utilization rates and increased overall operating cost efficiencies compared to our competitors, whether operators of conventional OSVs or new generation vessels.

All of our proprietary new generation OSVs are equipped with dynamic positioning systems and controllable pitch thrusters, which allow our vessels to maintain position with minimal variance, and state-of-the-art safety, emergency power, fire alarm and fire suppression systems and systems monitoring equipment. The unique hull design and integrated rudder and thruster system of our proprietary OSVs provide for a more maneuverable vessel. These proprietary vessels also have double-bottomed and double-sided hulls that should minimize environmental impact in the event of vessel collisions or groundings, solid state controls that minimize visible soot and polluting gases and zero discharge sewage and waste systems that minimize the impact on marine environments. In addition, our proprietary OSVs are either fully SOLAS (Safety of Life at Sea) certified or SOLAS ready. SOLAS is the international convention that regulates the technical characteristics of vessels for purposes of ensuring international standards of safety for vessels engaged in commerce between international ports. These features allow us to market our proprietary OSVs for service in international markets.

We have further expanded our OSV fleet through acquisitions. We acquired six 220 class DP-1 new generation OSVs from the Candy Fleet in 2003 and two foreign-flagged AHTS vessels from a private owner in 2005. In August 2007, we completed the acquisition of 20 OSVs, comprised of ten 200 class DP-1 new generation OSVs and ten conventional OSVs and their related business, or the Sea Mar Fleet, from certain affiliates of Nabors Industries, Ltd., or Nabors. We also acquired from Nabors one 285 class DP-2 new generation OSV currently under construction at a domestic shipyard with an anticipated late-2008 delivery. This newbuild vessel is included in our fourth OSV newbuild program discussed above. In connection with the Sea Mar Fleet acquisition, we also agreed to manage nine vessels on behalf of other vessel owners. Under a management agreement, we operate five vessels owned by an affiliate of Nabors in Mexican waters. In a separate operating agreement, we manage four vessels in the GoM on behalf of another vessel owner. We earn operating fees for the management and operation of these vessels. These strategic acquisitions complement our proprietary new generation OSV fleet and have allowed us to expand our service offerings to clients through our growing market presence in domestic and international waters.

MPSVs

In May 2005, we launched an innovative MPSV program, in which we have undertaken the conversion of two former U.S.-flagged sulfur carriers into proprietary 370 class DP-2 MPSVs. Unlike most MPSVs, our 370 class will have significant cargo-carrying capability and will be the first vessels to receive certification by the United States Coast Guard for service under all three of subchapters “L,” “I” and “D” of Title 46 of the Code of Federal Regulations. This unique distinction will allow them to engage in offshore supply, industrial and construction operations, and petroleum transportation services. These MPSVs will have nearly three times the deadweight and liquid mud capacity of one of our 265 class new generation OSVs and more than eight times the liquid mud capacity of one of our 200 class new generation OSVs. The hulls of these two sister vessels, which were purpose-built for the specific gravity of molten sulfur as a cargo, made them uniquely suited to be converted into large liquid mud carriers. This is especially important given the ever-increasing volumes of liquid mud necessary to spud an ultra-deep well today, with some projects requiring as many as 100,000 barrels of drilling fluid per spud. With these MPSVs, we will introduce vessels that can uniquely and single-handedly perform a variety of specialty services for which customers must currently use several vessels or a semi-submersible drilling rig. In addition, these versatile MPSVs will be able to assist in large-volume well-testing, pipeline remediation or flow-back operations. Finally, the vessels can be equipped with a variety of “tool kits” including large capacity cranes, winches and other apparatus to support offshore construction, subsea well intervention, ROV operations, pipe-hauling and flotel services, among others.

In May 2007, we expanded our MPSV program to include the HOS Iron Horse, which is a newbuild MPSV currently under construction at a shipyard in the Netherlands. We further expanded the MPSV program in January 2008 with the acquisition of the Superior Achiever, which is being constructed at an affiliate of the same shipyard in the Netherlands. The HOS Iron Horse and Superior Achiever are T-22 class DP-3 new generation MPSVs that will have 8,000 deadweight tons of capacity. They will also each be equipped with two cranes, a helideck, a moon pool and accommodations for 100 or more people. These T-22 MPSVs are designed to handle a variety of global deepwater and ultra-deepwater oilfield applications, many of which are not tied directly to the exploratory rig count. Unlike our 370 class MPSVs, these vessels are not currently configured to have any significant cargo-carrying capacity.

We have agreed to a five-year time charter with Superior Offshore International, Inc., or Superior, for the Superior Achiever or another acceptable vessel at a dayrate of $100,000. Superior will have the option to terminate the charter with 90-days’ advance notice at the end of each sequential six-month period within the five-year term. We currently plan to deploy the HOS Iron Horse in our primary operating market, the deepwater and ultra-deepwater GoM. While the HOS Iron Horse and Superior Achiever are foreign-built vessels and cannot qualify for coastwise trade under the Jones Act, we still intend to U.S.-flag the HOS Iron Horse, which offers certain strategic benefits to us and our GoM customers. The vessels under our MPSV program are expected to be delivered on various dates throughout 2008 and 2009. We also have an exclusive four-year option to construct two additional “sister vessels” based on the same T-22 class DP-3 MPSV design at a U.S. shipyard of our choice, which would qualify for domestic coastwise trade under the Jones Act.

HOS Port

In December 2005, we acquired the lease rights for a shore-base facility in Port Fourchon, Louisiana formerly known as ASCO Magnolia, which we renamed “HOS Port.” The facility lease has seven years remaining on its initial term, with four additional five-year renewal periods. In January 2008, we expanded HOS Port by purchasing a leasehold interest in an additional parcel of improved real estate adjacent to the original site. The new facility lease has approximately six years remaining on its initial term, with four additional five-year renewal periods. The combined acreage of the two adjoining properties now comprising HOS Port is approximately 60 acres, more than double the previous size of HOS Port, which we believe now represents the second largest marine shore-base in Port Fourchon. The newly acquired facility, formerly known as the Rowan Base, increased our shore-base lifting capacity by two cranes, and extended our waterfront bulkhead by over 1,000 additional linear feet to nearly 3,000 total linear feet.

HOS Port not only supports our existing OSV fleet and customers’ logistics requirements, but it underscores our long-term commitment to, and continued favorable outlook for, the GoM as our primary operating market. The acquisition of the Rowan Base will support our rapidly expanding operations in the GoM’s largest deepwater offshore port and provide an expanded lay-down area for our MPSV program.

The following table provides information, as of February 15, 2008, regarding our fleet of new generation vessels that serve our OSV customers.

Offshore Supply Vessels

Name(1)	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Brake Horsepower
OSVs:
HOS Coral	285	Supply	TBD(2)	5,300 est.	6,100 est.
BJ Blue Ray	265	Well Stimulation	Nov 2001	3,756	6,700
HOS Brimstone	265	Supply	Jun 2002	3,756	6,700
HOS Stormridge	265	Supply	Aug 2002	3,756	6,700
HOS Sandstorm	265	Supply	Oct 2002	3,756	6,700
HOS Mystique	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Resolution	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Black Powder	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Pinnacle	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Winddancer	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Arrowhead	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Westwind	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Eagleview	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Wildwing	250 EDF	TBD	TBD(2)	2,850 est.	6,000 est.
HOS Polestar	240 ED	TBD	TBD(2)	2,850 est.	4,000 est.
HOS Shooting Star	240 ED	TBD	TBD(2)	2,850 est.	4,000 est.
HOS North Star	240 ED	TBD	TBD(2)	2,850 est.	4,000 est.
HOS Lodestar	240 ED	TBD	TBD(2)	2,850 est.	4,000 est.
HOS Newbuild #15	240 ED	TBD	TBD(2)	2,850 est.	4,000 est.
HOS Newbuild #16	240 ED	TBD	TBD(2)	2,850 est.	4,000 est.
HOS Bluewater	240 ED	Military	Mar 2003	2,850	4,000
HOS Gemstone	240 ED	Military	Jun 2003	2,850	4,000
HOS Greystone	240 ED	Military	Sep 2003	2,850	4,000
HOS Silverstar	240 ED	Military	Jan 2004	2,850	4,000
HOS Innovator	240 E	Supply	Apr 2001	2,380	4,500
HOS Dominator	240 E	ROV Support	Feb 2002	2,380	4,500
HOS Saylor(3)	240	Well Stimulation	Oct 1999 (Jan 2005)	3,322	8,000
HOS Deepwater	240	Supply	Nov 1999	2,250	4,500
HOS Cornerstone	240	Supply	Mar 2000	2,250	4,500
HOS Explorer	220	Supply	Feb 1999 (Jun 2003)	1,607	3,900
HOS Express	220	Supply	Sep 1998 (Jun 2003)	1,607	3,900
HOS Pioneer	220	Supply	Jun 2000 (Jun 2003)	1,607	4,200
HOS Trader	220	Supply	Nov 1997 (Jun 2003)	1,607	3,900
HOS Voyager	220	Supply	May 1998 (Jun 2003)	1,607	3,900
HOS Mariner	220	Supply	Sep 1999 (Aug 2003)	1,607	3,900
HOS Hope	200	Supply	Jan 1999 (Aug 2007)	2,246	4,200
HOS Beaufort	200	Well Stimulation	Mar 1999 (Aug 2007)	2,246	4,200
HOS Hawke	200	Well Stimulation	Jul 1999 (Aug 2007)	2,246	4,200
HOS Byrd	200	Supply	Aug 1999 (Aug 2007)	2,246	4,200
HOS St. James	200	Supply	Oct 1999 (Aug 2007)	2,246	4,200
HOS St. John	200	Supply	Jan 2000 (Aug 2007)	2,246	4,200
HOS Douglas	200	Supply	Apr 2000 (Aug 2007)	2,246	4,200
HOS Davis	200	Supply	Jun 2000 (Aug 2007)	2,246	4,200
HOS Nome	200	Supply	Aug 2000 (Aug 2007)	2,246	4,200
HOS North	200	Supply	Oct 2000 (Aug 2007)	2,246	4,200
HOS Crossfire	200	Supply	Nov 1998	1,750	4,000
HOS Super H	200	Supply	Jan 1999	1,750	4,000
HOS Brigadoon	200	Supply	Mar 1999	1,750	4,000
HOS Thunderfoot	200	Supply	May 1999	1,750	4,000
HOS Dakota	200	Supply	Jun 1999	1,750	4,000

Name(1)	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Brake Horsepower

MPSVs:
Superior Achiever	T-22	Multi-Purpose	TBD(4)	8,000 est.	TBD
HOS Iron Horse	T-22	Multi-Purpose	TBD(4)	8,000 est.	TBD
HOS Centerline	370	Multi-Purpose	TBD(5)	8,000 est.	TBD
HOS Strongline	370	Multi-Purpose	TBD(5)	8,000 est.	TBD

AHTS:
HOS Navegante(3)	240	Towing/ Supply	Jan 2000 (Mar 2005)	3,322	7,845

TBD—to be determined

(1)	Excludes 10 conventional vessels acquired from Sea Mar Fleet in August 2007.
(2)	These vessels are currently being constructed under our fourth OSV newbuild program with anticipated deliveries ranging from 2008 through 2010.
(3)	We acquired the HOS Saylor and the HOS Navegante in the first quarter of 2005. The HOS Navegante, a foreign-flagged AHTS, is being used primarily for its OSV capabilities and for towing jack-up rigs. The HOS Saylor is also a foreign-flagged vessel that was recently converted from an AHTS vessel and awarded a five-year contract in Mexico as a well stimulation vessel.
(4)	The Superior Achiever and HOS Iron Horse are 430-ft. T-22 class newbuild MPSVs being constructed at foreign shipyards with expected deliveries in the fourth quarters of 2008 and 2009, respectively.
(5)	We acquired these two coastwise sulfur tankers in November 2001 and May 2005, respectively, and are currently converting them into proprietary 370 class MPSVs. The first vessel is expected to be placed in service during the third quarter of 2008 with the second vessel to be delivered in late 2008 or early 2009.

The following table provides a comparison of selected specifications and capabilities for our proprietary OSV classes to conventional OSVs.

		Our Proprietary Design OSV Classes(1)(2)
	Conventional OSV(1)	200	240	240 E	240 ED	250 EDF	265
Size
Class length overall (ft.)	180	200	240	240	240	250	265
Breadth (ft.)	40	54	54	54	54	54	60
Depth (ft.)	14	18	18	18	20	20	22
Maximum draft (ft.)	12	13	13	13	14.5	15	16
Deadweight (long tons)	950	1,750	2,250	2,380	2,850	2,850	3,756
Clear deck area (sq. ft.)	3,450	6,580	8,836	8,100	8,100	8,325	9,212
Capacity
Fuel capacity (gallons)	79,400	90,000	151,800	135,100	104,210	153,100	151,800
Fuel pumping rate (gallons per minute)	275	550	550	550	550	660	500
Drill water capacity (gallons)	120,000	240,000	240,000	240,000	311,000	310,000	413,000
Dry bulk capacity (cu. ft.)	4,000	7,000	8,400	8,400	6,000	6,240	10,800
Liquid mud capacity (barrels)	1,200	3,640	6,475	6,475	8,300	8,270	10,500
Liquid mud pumping rate (gallons per minute)	250	500	1,000	1,000	1,000	814	1,000
Potable water capacity (gallons)	11,500	52,200	52,200	52,200	30,400	30,852	20,430
Machinery
Main engines (horsepower)	2,250	4,000	4,000	4,000	4,000	6,000	6,700
Auxiliaries (number)	2	3	3	3	3	3	3
Total rating (kw)	200	750	750	750	750	1,020	860
Bow thruster (horsepower)	325	800	1,600	1,600	1,600	1,900	2,400
Type of Pitch	Fixed	Controllable	Controllable	Controllable	Controllable	Controllable	Controllable
Stern thruster (horsepower)	None	300	300	800	800	950	1,600
Type of Pitch	—	Controllable	Controllable	Controllable	Controllable	Controllable	Controllable
Fire fighting (gallons per minute)	None	1,250	2,700	2,700	2,700	3,000	2,700
Dynamic positioning(3)	None	DP0,1	DP1	DP2	DP2	DP2	DP2,3
Crew Requirements
Number of personnel(4)	5	6	6	7	7	7	8

(1)	These specifications and capabilities are representative of the typical vessel within each class, but actual specifications and capabilities may vary slightly from vessel to vessel.
(2)	We have two additional classes of acquired new generation OSVs. Our 220 class vessels, acquired from Candy Fleet, and the Super 200 class Sea Mar vessels, acquired from Nabors, are DP0,1 vessels capable of carrying 1,607 and 2,250 deadweight tons of cargo, including 2,950 and 4,120 barrels of liquid mud, respectively. We also have two DP-2 and two DP-3 MPSVs currently under conversion or construction.
(3)	Dynamic positioning allows a vessel to maintain position without the use of anchors. The numbers “0,” “1,” “2” and “3” refer to increasing levels of technical sophistication and system redundancy features.
(4)	Regulatory manning requirements; depending on the services provided, operators may, and often do, man vessels with more crew than required by regulations.

Additional information with respect to our OSV segment can be found in note 14 of our consolidated financial statements.

Tugs and Tank Barges

The Tug and Tank Barge Industry

Introduction. The domestic tank barge industry provides marine transportation of crude oil, petroleum products and petrochemicals by ocean-going tugs and tank barges and is a critical link in the U.S. petroleum distribution chain. Petroleum products are transported in the northeastern United States through a vast network of terminals, tankers and pipelines. According to the Energy Information Administration, or EIA, approximately 240 million barrels of petroleum products were transported in 2006 by tankers and tank barges along the East Coast. Additionally, the EIA estimates that Puerto Rico, another core area of our TTB operation, consumes 234 thousand barrels of oil daily or approximately 85 million barrels annually. Since Puerto Rico relies on imports to meet its energy needs, petroleum products are delivered by tank barge for transportation and electric power generation. According to the EIA, demand for petroleum products in the northeastern United States is expected to increase approximately 1.1% annually through 2011, which we believe will generate steadily increasing demand for the tank barge industry.

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

Our Tug and Tank Barge Business

We offer marine transportation, distribution and logistics services primarily in the northeastern United States, the GoM and Puerto Rico with our operating fleet of 16 ocean-going tugs and 21 ocean-going tank barges. We provide our services to major oil companies, refineries and oil traders. Generally, a tug and tank barge work together as a tow to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either clean or dirty. Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts.

Our tugs and tank barges serve the northeastern U.S. coast, primarily New York Harbor, by transporting both clean and dirty petroleum products to and from refineries and distribution terminals. Our tugs and tank barges also transport both clean and dirty petroleum products from refineries and distribution terminals in Puerto Rico to the Puerto Rico Electric Power Authority and to utilities located on other Caribbean islands. In addition, we provide ship lightering, bunkering and docking services in these markets and are well positioned to provide such services to the increasing number of new tankers that are too large to make direct deliveries to distribution terminals and refineries. Since 2005, we have accessed a new market for our double-hulled tank barges by performing upstream services for our OSV customers in the deepwater GoM. Re-deploying some of our TTB equipment to the GoM provided additional market opportunities with new downstream customers. We now have 45% of our TTB equipment working in the GoM region performing petroleum transportation services. In recent years, our tug and tank barge fleet has also served the Great Lakes region on a seasonal basis to support increased demand for clean fuels during the summer driving season.

During 2005, we completed the construction of two 135,000-barrel barges and three 110,000-barrel barges using proprietary designs, and the retrofit of two 6,100 horsepower tugs. Under our first TTB newbuild program, the Energy 13501 and Energy 13502, Energy 11103, Energy 11104 and Energy 11105, added new cargo-carrying capacity of 600,000 barrels in the aggregate. These five double-hulled barges more than replaced the 270,000 barrels of aggregate barrel-carrying capacity lost when we retired three single-hulled barges from service at the end of 2004, as mandated by OPA 90. The Energy 8701, one of the previously retired tank barges, was reactivated in October 2006 based on Coast Guard approval of an extended OPA 90 retirement date, which reversed the early retirement of approximately 86,000 barrels of fleet capacity. During 2006, we completed the retrofit of two additional 6,100 horsepower tugs under our first TTB newbuild program, thus finalizing the retrofit of a total of four 6,100 horsepower tugs.

In September 2005, we announced the commencement of our second TTB newbuild program. Our second TTB newbuild program consists of vessel construction and conversion contracts with three domestic shipyards to build three 60,000-barrel double-hulled tank barges and retrofit four 3,000 horsepower ocean-going tugs that were purchased in July 2006. We have delivered six vessels under this program. Three retrofitted ocean-going tugs, the Michigan Service, Huron Service, and Superior Service, and three newbuild double-hulled tank barges, the Energy 6506, Energy 6507 and Energy 6508 were placed in service on various dates during late 2007 and early 2008. The remaining vessel to be delivered under this program, the retrofitted ocean-going tug, Erie Service, is expected to be placed in service during the second quarter of 2008.

The following tables provide information, as of February 15, 2008, regarding the tugs and tank barges that we now own and operate, as well as one additional tug currently being retrofitted.

Ocean-Going Tugs

Name	Gross Tonnage	Length (feet)	Year Built (Retrofitted)(1)		Brake Horsepower
Freedom Service	180	126	1982	(2005)	6,140
Liberty Service	180	126	1982	(2005)	6,140
Patriot Service	198	124	1996	(2006)	6,140
Eagle Service	198	124	1996	(2006)	6,140
Caribe Service	194	111	1970		3,900
Atlantic Service	198	105	1978		3,900
Brooklyn Service	198	105	1975		3,900
Gulf Service	198	126	1979		3,900
Erie Service	98	105	1981	(2008)	3,620
Superior Service	98	105	1981	(2008)	3,620
Tradewind Service	183	105	1975		3,200
Spartan Service	126	102	1978		3,000
Huron Service	98	105	1981	(2007)	3,000
Michigan Service	98	105	1981	(2007)	3,000
Sea Service	173	109	1975		2,820
Bayridge Service	194	100	1981		2,000
Stapleton Service	146	78	1966		1,530

(1)	Our first and second TTB newbuild programs included the retrofitting of a total of eight tugs that were acquired in 2004, 2005 and 2006. These vessels were significantly improved and modernized to accommodate our newbuild double-hulled tank barges. The ocean-going tug, Erie Service, is currently being retrofitted at a domestic shipyard under our second TTB newbuild program and is expected to be placed in service during the second quarter of 2008.

Ocean-Going Tank Barges

Name	Barrel Capacity	Length (feet)	Year Built	OPA 90 Date(1)
Ocean-Going Tank Barges:
Energy 13501	135,380	450	2005	DH
Energy 13502	135,380	450	2005	DH
Energy 11103	112,269	390	2005	DH
Energy 11104	112,269	390	2005	DH
Energy 11105	112,269	390	2005	DH
Energy 11101	111,844	420	1979	2009
Energy 11102	111,844	420	1979	2009
Energy 8701	86,454	360	1976	2015
Energy 8001	81,364	350	1996	DH
Energy 7002	72,693	351	1971	2015
Energy 7001	72,016	300	1977	2015
Energy 6504	66,333	305	1958	2015
Energy 6505	65,710	328	1978	2015
Energy 6506	65,230	362	2007	DH
Energy 6507	65,230	362	2007	DH
Energy 6508	65,230	362	2008	DH
Energy 6503	65,145	327	1988	2015
Energy 6502	64,317	300	1980	2015
Energy 6501	63,875	300	1974	2015
Energy 5501	57,848	341	1969	2015
Energy 2201	22,556	242	1973	2015

DH:	OPA 90 limitations are not applicable to these double-hulled tank barges.
(1)	Prior to January 1 of the year indicated (except for the Energy 11101 for which the date is June 23, 2009), according to OPA 90, the vessel must be refurbished as a double hull or be retired from petroleum transportation service in U.S. waters. For a discussion of OPA 90 see “—Environmental and Other Governmental Regulation” below.

Additional information with respect to our TTB segment can be found in note 14 of our consolidated financial statements.

Customers and Charter Terms

Major oil companies, large independent oil and gas exploration, development and production companies and large oil service companies constitute the majority of our customers for our offshore support services, while refining, marketing and trading companies constitute the majority of our customers for our TTB services. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. We enter into a variety of contract arrangements with our customers, including spot and time charters, COAs, consecutive voyage contracts and, occasionally, bareboat charters. Our contracts are obtained through competitive bidding or, with established customers, through negotiation. For the year ended December 31, 2007, Military Sealift Command accounted for more than 10% our total revenues. For a discussion of significant customers in prior periods, see note 13 to our consolidated financial statements.

Most of the contracts for our OSVs contain early termination options in favor of the customer; however, some have early termination penalties designed to discourage the customers from exercising such options. Our tank barges have historically operated under time charters or COAs commensurate with market conditions. However, since the non-renewal of our five-year COA with Amerada Hess, which expired March 31, 2006, we have primarily operated under time charter contracts. Since we commenced operations, our OSVs have performed services for more than 90 different customers, and our tugs and tank barges have performed services for more than 250 different customers. Because of the variety and number of customers historically using the services of our fleet, and the approximate equilibrium between supply and demand in both the OSV and TTB markets, we believe that the loss of any one customer would not have a material adverse effect on our business.

Because of our successful proprietary newbuild designs, charterers have contacted us in certain circumstances to construct vessels with features designed to meet their needs. In such circumstances, we have generally contracted these specially designed vessels for three to five years, with renewal options, before construction is completed. Although we will design vessels to meet the specific needs of a charterer, we ensure in our design that customization does not preclude efficient operation of these vessels for other customers, for other purposes or in other situations.

Competition

We operate in a highly competitive industry including competitors with conventional OSVs, competitors with new generation OSVs and MPSVs and competitors in the TTB business with both single-hulled and double-hulled tank barges. Competition in the OSV and domestic ocean-going TTB segments of the marine transportation industry primarily involves factors such as:

•	quality and capability of the vessels and crew members;

•	vessel availability and ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	price; and

•	experience.

All but three of our existing vessels are U.S.-flagged and are qualified under the Jones Act to engage in domestic coastwise trade. The Jones Act restricts the ability of vessels that are not built in the United States, documented under the laws of the United States and controlled by U.S. citizens from engaging in the coastwise trade in the United States and Puerto Rico. Nearly all of the cargo transportation services provided by our vessels, in both of our fleets, constitute coastwise trade as defined by the Jones Act. Consequently, competition for our services is largely restricted to other U.S. vessel owners and operators. Two of our four MPSVs will not have Jones Act privileges. See “—Environmental and Other Governmental Regulation” for a more detailed discussion of the Jones Act.

We believe that only about 36% of the new generation OSVs currently operating in the GoM are owned by publicly-traded companies. We believe we operate the second largest fleet of new generation OSVs in the GoM, and are the only publicly traded company with a significant fleet of U.S.-flagged, new generation OSVs. In contrast, approximately 51% of the conventional OSVs operating on the Continental Shelf of the GoM are owned by publicly-traded companies. We operate one of the largest tank barge fleets in Puerto Rico and believe that we are one of the largest transporters by tank barge of petroleum products in New York Harbor, a market that has a fairly even distribution among the top six competitors. All but two of our direct competitors in our segment of the TTB industry are privately held.

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

Although some of our principal competitors are larger and may have greater financial resources and, with respect to OSVs and MPSVs, extensive international operations, we believe that our operating capabilities and reputation enable us to compete effectively with other fleets in the market areas in which we operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our new generation OSVs range from four years to ten years, while the average age of the industry’s conventional U.S.-flagged OSV fleet is approximately 27 years. We believe that many more of these older vessels will be retired in the next few years.

Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in service and greater interest in deep well, deepwater and ultra-deepwater drilling activity.

Competition for MPSVs differs from OSVs in that MPSVs that do not have coastwise trade privileges might be permitted to operate in the U.S. GoM, provided they do not engage in certain activities that are reserved for Jones Act qualified vessels. Consequently, our MPSVs may face more competition from foreign flag vessels in the GoM than do our OSVs. In addition, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. Our OSVs, by contrast, are usually contracted by oil companies which do not own their own vessels and therefore do not compete with us. In addition, our MPSVs will compete internationally, as opposed to only in the U.S. GoM.

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

OPA 90 and regulations promulgated pursuant thereto impose a variety of regulations on “responsible parties” related to the prevention and/or reporting of oil spills and liability for damages resulting from such spills. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Under OPA 90, as amended by the Coast Guard and Maritime Transportation Act of 2006, “tank vessels” of over 3,000 gross tons that carry oil or other hazardous materials in bulk as cargo, a term, which includes our tank barges, are subject to liability limits of (i) for a single-hulled vessel, the greater of $3,000 per gross ton or $22.0 million or (ii) for a tank vessel other than a single-hulled vessel, the greater of $1,900 per gross ton or $16.0 million. “Tank vessels” of 3,000 gross tons or less are subject to liability limits of (i) for a single-hulled vessel, $6.0 million or (ii) for a tank vessel other than a single-hulled vessel, $4.0 million. For any vessels, other than “tank vessels,” that are subject to OPA

90, the liability limits are the greater of $950 per gross ton or $800,000. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. In addition, there are no liability limits for vessels carrying crude oil from a well situated on the Continental Shelf. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply and certain defenses may not be available. Moreover, OPA 90 imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. As required, we have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our vessels over 300 tons.

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

OPA 90 mandates that all single-hulled tank vessels operating in U.S. waters be removed from petroleum transportation service according to a set time schedule. Data provided by a U.S. Coast Guard report dated September 2001 indicated that 5.5 million barrels of single-hulled tank barge capacity would be retired by 2005 and an additional 3.5 million barrels by 2010, as mandated by OPA 90. According to the report, this represented on a cumulative basis as of each such retirement date, 32% and 52%, respectively, of the total 17.2 million barrel single-hulled tank barge capacity that existed in 2001. OPA 90 also requires that all newly-built tank vessels used in the transportation of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. We previously retired from service three single-hulled tank barges at the end of 2004 pursuant to OPA 90. One of the three single-hulled barges, the Energy 8701, returned to service during 2006 after a re-measurement conducted by the U.S. Coast Guard and recertification extending its retirement date to 2015. Currently, nine of our tank barges are double-hulled and are not subject to OPA 90 retirement dates. Ten of our 12 single-hulled tank barges are not required under OPA 90 to be retired or double-hulled prior to January 1, 2015. The two other single-hulled tank barges are required to be retired from service in 2009.

Modifying or replacing existing vessels to provide for double hulls will be required of all single-hulled tank barges and tankers in the industry by the year 2015. We are in a favorable position concerning this provision because a significant number of vessels in our fleet of tank barges measure less than 5,000 gross tons. Vessels of such tonnage may continue to operate without double hulls through the year 2015. Under existing legal requirements, therefore, we will be required to modify or retire from service only two of our existing single-hulled tank barges before 2015. However, if there are changes in the law that accelerate the time frame for retirement of such vessels, or if customer policies or preferences that mandate the use of double-hulled vessels become significantly more prevalent, absent our implementation of an additional replacement or newbuild program, such changes in law or in customer mandates could adversely affect our results of operations and financial condition.

The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States. The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of oil or other hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum in reportable quantities. Our OSVs routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. Our OSVs also transport bulk chemical materials used in drilling activities and liquid mud, which contain oil and oil by-products. In addition, our tank barges are specifically engaged to transport a variety of petroleum products. We maintain response plans as required by the Clean Water Act to address potential oil and fuel spills on either our vessels or our shore-base facility.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as “CERCLA” or “Superfund,” and similar laws impose liability for releases of hazardous substances into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response costs, as well as natural resource damages and thus we could be held liable for releases of hazardous substances that resulted from operations by third parties not under our control or for releases associated with practices performed by us or others that were standard in the industry at the time.

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

We currently have in place protection and indemnity insurance that includes coverage for pollution incidents. Our OSVs have $5 million in primary insurance coverage for such offshore pollution incidents, with an additional $150 million in excess umbrella coverage. In addition, our tugs and tank barges have insurance coverage for oil spills with a coverage limit of $1 billion.

Both of our principal office locations in Covington, Louisiana and Brooklyn, New York, our shore-base facility in Port Fourchon, Louisiana, our field office in Trinidad, as well as all of our new generation vessels in our OSV fleet and a majority of our vessels in our TTB fleet, are certified to the standards of the ISM Code for the safe management and operation of ships and for pollution prevention. In addition, our OSVs, domestically and internationally, participate in the U.S. Coast Guard’s Streamlined Inspection Program (SIP), which ensures the overall readiness level of our vessel lifesaving and other critical safety and emergency systems. We believe that our voluntary attainment and maintenance of these certifications and participation in these programs provides evidence of our commitment to operate in a manner that minimizes any impact on the environment from our fleet operations. During 2007, the Environmental Management System of HOS Port was certified to ISO 14001:2004 Standards by the American Bureau of Shipping.

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

The level of offshore oil and gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	changes in capital spending budgets by our customers;

•	unavailability of drilling rigs in the GOM, our principle operating area;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	worldwide demand for oil and natural gas;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions and policies;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental regulation; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

We expect levels of oil and gas exploration, development and production activity to continue to be volatile and affect the demand for our OSVs.

A prolonged, material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would likely result in a corresponding decline in the demand for OSVs and MPSVs and thus decrease the utilization and dayrates of our OSVs and MPSVs. Such decreases could have a material adverse effect on our financial condition and results of operations. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our OSVs and MPSVs.

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

Contracts for our OSVs and tank barges are generally awarded on an intensely competitive basis. The most important factors determining whether a contract will be awarded include:

•	quality and capability of the vessels and crew members;

•	vessel availability and ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	price; and

•	experience.

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

We have 16 new generation OSVs and two MPSVs currently under construction, one ocean-going tug being retrofitted and two coastwise sulfur tankers currently undergoing conversion into MPSVs. We may plan to construct other such vessels as market conditions warrant. We also routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our construction projects and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments or anticipated revenues with respect to vessels under construction, conversion or for other drydockings. Further, significant cost overruns or delays for vessels under construction, conversion or retrofit not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations. Moreover, customer demand for vessels currently under construction or conversion may not be as strong as we presently anticipate, and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability. In addition, our OSVs are typically chartered or hired to provide services to a specified drilling rig. A delay in the availability of the drilling rig to our customer may have an adverse impact on our utilization of the contracted vessel and thus on our financial condition and results of operations.

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

We regularly consider possible acquisitions of single vessels, vessel fleets and businesses that complement our existing operations to enable us to grow our business. Acquisitions can involve a number of special risks and challenges, including:

•	diversion of management time and attention from our existing business and other business opportunities;

•	delays in closing or the inability to close an acquisition for any reason, including third party consents or approvals;

•	any unanticipated negative impact on us of disclosed or undisclosed matters relating to any vessels or operations acquired;

•	any unanticipated negative impact on us of disclosed or undisclosed legal liabilities, including such things as fines or penalties imposed by governmental authorities;

•	loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business;

•	the incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements;

•	dilution of stock ownership of existing stockholders;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•	substantial accounting charges for restructuring and related expenses, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

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

Finally, we are subject to and depend upon the Merchant Marine Act of 1920, commonly referred to as the Jones Act, which requires that vessels engaged in coastwise trade to carry cargo between U.S. ports be documented under the laws of the United States and be controlled by U.S. citizens. To ensure that we are determined to be a U.S. citizen as defined under these laws, our certificate of incorporation contains certain restrictions on the ownership of our capital stock by non-U.S. citizens and establishes certain mechanisms to maintain compliance with these laws. If we are determined at any time not to be in compliance with these citizenship requirements, our vessels would become ineligible to engage in the coastwise trade in U.S. domestic waters, and our business and operating results would be adversely affected. The Jones Act’s provisions restricting coastwise trade to vessels controlled by U.S. citizens have recently been circumvented by foreign interests that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for coastwise trade. Legal challenges against such actions are difficult, costly to pursue and are of uncertain outcome. To the extent such efforts are successful and foreign competition is permitted, such competition could have a material adverse effect on domestic companies in the offshore service vessel industry and on our financial condition and results of operations. In addition, in the interest of national defense, the Secretary of Homeland Security is authorized to suspend the coastwise trading restrictions imposed by the Jones Act on vessels not controlled by U.S. citizens. Such a waiver was issued following Hurricane Katrina and was in effect on a temporary basis for tank vessels that carried petroleum products.

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

The occurrence of any of these events may result in damage to or loss of our vessels and their tow or cargo or other property and injury to passengers and personnel. If any of these events were to occur, we could be exposed to liability for resulting damages and possible penalties, that pursuant to typical marine indemnity policies, we must pay and then seek reimbursement from our insurer. Affected vessels may also be removed from service and thus be unavailable for income-generating activity. While we believe our insurance coverage is at adequate levels and insures us against risks that are customary in the industry, we may be unable to renew such coverage in the future at commercially reasonable rates. Moreover, existing or future coverage may not be sufficient to cover claims that may arise. Finally, we do not maintain insurance for loss of income resulting from a marine casualty.

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

Our actual financial results might vary from those anticipated by us or by securities analysts and investors, and these variations could be material. From time to time we publicly provide earnings or other forms of guidance, which reflect our projections about future dayrates, utilization, operating costs and capital structure, among other factors. These numerous assumptions may be impacted by factors that are beyond our control and might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, actual results could be materially different.

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

Operating Hazards and Insurance

The operation of our vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to our vessels and cargo. We maintain insurance coverage that we consider customary in the industry against certain of these risks, including, as discussed above, $1 billion in pollution insurance for the TTB fleet and $155 million of pollution coverage for the OSVs. We believe that our current level of insurance is adequate for our business and consistent with industry practice, and we have not experienced a loss in excess of our policy limits. We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, or insurance, if available, may be at rates that we do not consider to be commercially reasonable. In addition, as single-hulled tank barges increase in age, insurers may be less willing to insure and customers less willing to hire single-hulled vessels. The terms of our entry into a mutual protection and indemnity association covering marine risks relating to our TTB business allows additional premiums to be called for from time to time, and paid by association members in respect of unanticipated reserve requirements of the association.

Employees

On December 31, 2007, we had 1,092 employees, including 906 operating personnel and 186 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to enjoy good relations with our employees.

Properties

Our corporate headquarters are located in Covington, Louisiana. Our primary office lease covers 23,756 square feet and has an initial term of five years, which commenced in September 2003, with two additional five-year renewal periods. In August 2005 and December 2005, we entered into agreements that increased our total office space by an additional 5,500 square feet and 4,700 square feet, respectively. In March 2008, we intend to exercise our first five-year renewal option with respect to our corporate headquarters in Covington. We also hold a one-year lease on 4,500-square-feet in a warehouse near our corporate headquarters to maintain spare parts inventory. To support our OSV operations in the GoM, we lease office and warehouse space in New Iberia, Louisiana, and a shore base facility in Port Fourchon, Louisiana operated under the name HOS Port. The New Iberia lease covers 5,000 square feet of office space and 5,000 square feet of warehouse space. This lease commenced in August 2007 and has a term of two years with one renewal option for two years. We have two facility leases for HOS Port. The first lease commenced in December 2005 and has an initial term of seven years with four additional five-year renewal periods. The second lease commenced in January 2008 and has an initial term of approximately six years with four additional five-year renewal periods. The base facility covers approximately 60 acres of land and includes approximately 2,900 linear feet of dock space and 29,893 square feet of warehouse and office space. For local support in Puerto Rico, we lease an office consisting of approximately 1,900 square feet. To support our operations in the northeastern United States, we lease office space and warehouse space in Brooklyn, New York, consisting of approximately 66,760 square feet. We also lease dock space, consisting of approximately 36,000 square feet, in Brooklyn, New York. We primarily operate our TTB fleet from these New York facilities. The lease on our Brooklyn facilities is currently scheduled to expire in March 2008 and we intend to exercise a month to month extension option for that facility prior to expiration. Information regarding our fleet is set forth above in “—Offshore Supply Vessels—Our OSV Business” and “—Tugs and Tank Barges—Our Tug and Tank Barge Business”.

Seasonality of Business

Demand for our offshore support services is directly affected by the levels of offshore drilling activity. Budgets of many of our customers are based upon a calendar year, and demand for our services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by our customers and weather conditions are more favorable for offshore activities. Many other factors, such as the expiration of drilling leases and the supply of and demand for oil and natural gas, may affect this general trend in any particular year. In addition, we typically have an increase in demand for our OSVs to survey and repair offshore infrastructure immediately following major hurricanes in the GoM.

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

Our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Board of Directors Code of Business Conduct and Ethics, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website (http://www.hornbeckoffshore.com/) under "Corporate Governance." We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services Inc., Attn: General Counsel, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

Item 3—Legal Proceedings

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly period indicated, the high and low sale prices for our common stock as reported by the NYSE during 2007 and 2006.

	2007		2006
	High	Low	High	Low
First Quarter	$37.69	$25.09	$40.73	$29.66
Second Quarter	$41.50	$28.42	$40.96	$29.44
Third Quarter	$44.88	$34.31	$36.74	$29.62
Fourth Quarter	$47.88	$36.27	$38.72	$30.47

On January 31, 2008, we had 134 holders of record of our common stock.

We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. Any future payment of cash dividends will depend upon the financial condition, capital requirements and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, the indenture governing our 6.125% senior notes and our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 6 of our consolidated financial statements for further discussion.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except operating and per share data)

Our selected historical consolidated financial information as of and for the periods ended December 31, 2007, 2006, 2005, 2004 and 2003 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenues	$338,970	$274,551	$182,586	$132,261	$110,813
Operating expenses	126,876	95,591	66,910	58,520	46,805
Depreciation and amortization	35,169	32,021	27,270	23,135	17,590
General and administrative expenses	32,857	28,388	20,327	14,759	10,731
Gain on sale of assets	1,859	1,854	1,893	65	713
Operating income	145,927	120,405	69,972	35,912	36,400
Loss on early extinguishment of debt	—	—	1,698	22,443	—
Interest income	18,414	16,074	3,178	356	178
Interest expense	15,697	17,675	12,558	17,698	18,523
Other income (loss)(1)	(43)	70	87	70	(7)
Income (loss) before income taxes	148,601	118,874	58,981	(3,803)	18,048
Income tax expense (benefit)	53,810	43,159	21,538	(1,320)	6,858
Net income (loss)	94,791	75,715	37,443	(2,483)	11,190

Per Share Data:
Basic net income (loss)	$3.69	$2.81	$1.67	$(0.13)	$0.84
Diluted net income (loss)	$3.58	$2.76	$1.64	$(0.13)	$0.82
Weighted average basic shares outstanding	25,662	26,966	22,369	19,330	13,397
Weighted average diluted shares outstanding(2)	26,467	27,461	22,837	19,330	13,604

Balance Sheet Data (at period end):
Cash and cash equivalents	$173,552	$474,261	$271,739	$54,301	$12,899
Working capital	214,266	489,261	290,471	52,556	17,698
Property, plant, and equipment, net	953,210	531,951	462,041	361,219	316,715
Total assets	1,262,051	1,098,380	796,675	460,571	365,242
Total short-term debt(3)	—	—	—	15,449	—
Total long-term debt(4)	549,547	549,497	299,449	225,000	212,677
Total stockholders’ equity	562,314	454,873	429,495	182,904	112,395

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$135,408	$131,790	$75,806	$21,405	$25,499
Investing activities	(438,890)	(87,138)	(120,617)	(61,378)	(98,166)
Financing activities	2,710	157,797	262,202	81,358	63,322

Other Financial Data (unaudited):
EBITDA(5)	$181,053	$152,496	$95,631	$36,674	$53,983
Capital expenditures	444,773	91,212	124,964	61,378	105,816

Other Operating Data (unaudited):
Offshore Supply Vessels:
Average number of new generation OSVs(6)	29.0	25.0	24.6	22.8	17.3
Average new generation OSV fleet capacity (deadweight)	67,739	59,042	57,658	51,938	41,312
Average new generation vessel capacity (deadweight)	2,341	2,362	2,341	2,274	2,353
Average new generation utilization rate(7)	93.3%	90.3%	96.2%	87.5%	88.6%
Average new generation dayrate(8)	$21,505	$19,380	$13,413	$10,154	$10,940
Effective dayrate(9)	$20,064	$17,500	$12,903	$8,885	$9,693

Tugs and Tank Barges:
Average number of tank barges (10)	18.5	17.6	14.6	16.0	15.9
Average fleet capacity (barrels)(10)	1,579,989	1,488,177	1,072,075	1,156,330	1,145,064
Average barge size (barrels)	85,071	84,267	71,651	72,271	72,082
Average utilization rate(7)	90.7%	92.7%	87.1%	82.2%	73.6%
Average dayrate(11)	$18,089	$18,064	$13,542	$11,620	$10,971
Effective dayrate(9)	$16,407	$16,745	$11,795	$9,552	$8,075

(1)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.
(2)	For the years ended December 31, 2007, 2006, 2005 and 2004, stock options representing rights to acquire 146, 323, 42 and 273 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes and related unamortized compensation. See note 3 of our consolidated financial statements for more information on diluted shares outstanding.
(3)	Represents the remaining balance of approximately $15,500 in aggregate principal amount of our 10.625% senior notes due 2008 that were redeemed on January 14, 2005 and excludes original issue discount associated with our 10.625% senior notes in the amount of $97 as of December 31, 2004.
(4)	Excludes original issue discount associated with our 6.125% senior notes in the amount of $453, $503 and $551 as of December 31, 2007, 2006 and 2005, respectively. Excludes original issue discount associated with our 10.625% senior notes in the amount of $2,323 as of December 31, 2003. The amount as of December 31, 2003 includes $40,000 outstanding under our long-term, revolving credit facility.
(5)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(6)	We owned and operated 35 new generation OSVs as of December 31, 2007, including ten new generation OSVs that were acquired on August 8, 2007. Excluded from this data are 10 conventional OSVs that were also acquired on August 8, 2007, which we consider to be non-core assets. The averages for the year ended December 31, 2005 reflect the acquisition of the HOS Saylor and the HOS Navegante in the first quarter of 2005. The averages for the year ended December 31, 2004 give effect to the delivery of the HOS Silverstar in March 2004. The averages for the year ended December 31, 2003 reflect the acquisitions of six new generation OSVs in mid-2005 and the delivery of three newbuild OSVs on various dates throughout 2003.
(7)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(8)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(9)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(10)	We owned and operated 20 tank barges as of December 31, 2007, including the Energy 6506 and the Energy 6507, two double-hulled tank barges delivered under our second TTB newbuild program in August 2007 and November 2007, respectively. The averages for the year ended December 31, 2006 include the Energy 8701, a previously retired tank barge that was reactivated in October 2006 following a U.S. Coast Guard approved extension of its retirement date to 2015. The averages for the year ended December 31, 2005 reflect the delivery of five double-hulled tank barges under our first TTB newbuild program, including two 135,000-barrel double-hulled tank barges in March 2005 and December 2005 and three 110,000-barrel double-hulled tank barges in July 2005, October 2005 and December 2005, respectively. As of December 31, 2004, our TTB fleet consisted of 16 vessels, of which three tank barges were retired from service by the end of 2004. The averages for the year ended December 31, 2003 give effect to our sale of the Energy 5502 on January 28, 2003 and our acquisition of the Energy 8001 on February 28, 2003.
(11)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.

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

EBITDA is also a financial metric used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash compensation paid to our executive officers and other shore-based employees; (iii) to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) to assess our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA as we define that term for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 respectively (in thousands). Information for years prior to 2007 has been reclassified to conform to the 2007 presentation.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Components of EBITDA:
Net income (loss)	$94,791	$75,715	$37,443	$(2,483)	$11,190
Interest, net:
Debt obligations	15,697	17,675	12,558	17,698	18,523
Interest income	(18,414)	(16,074)	(3,178)	(356)	(178)

Total interest, net	(2,717)	1,601	9,380	17,342	18,345

Income tax expense (benefit)	53,810	43,159	21,538	(1,320)	6,858
Depreciation	22,950	24,070	19,954	17,408	14,393
Amortization	12,219	7,951	7,316	5,727	3,197

EBITDA	$181,053	$152,496	$95,631	$36,674	$53,983

The following table reconciles EBITDA to cash flows provided by operating activities for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 respectively (in thousands).

	Year Ended December 31,
	2007	2006	2005	2004	2003
EBITDA Reconciliation to GAAP:
EBITDA	$181,053	$152,496	$95,631	$36,674	$53,983
Cash paid for deferred drydocking charges	(19,812)	(12,881)	(6,827)	(8,530)	(6,100)
Cash paid for interest	(22,644)	(18,537)	(17,888)	(24,023)	(19,718)
Cash paid for taxes	(4,799)	(1,398)	—	—	—
Changes in working capital	(4,128)	8,591	5,139	(4,960)	(1,993)
Stock-based compensation expense	7,390	5,196	—	—	—
Loss on early extinguishment of debt	—	—	1,698	22,443	—
Changes in other, net	(1,652)	(1,677)	(1,947)	(199)	(673)

Cash flows provided by operating activities	$135,408	$131,790	$75,806	$21,405	$25,499

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

The following table provides the detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2007	2006	2005	2004	2003
Loss on early extinguishment of debt …	$—	$—	$1,698	$22,443	$—
Stock-based compensation expense	7,390	5,196	—	—	—
Interest income	18,414	16,074	3,178	356	178

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth under “Forward Looking Statements.”

General

We own and operate a fleet of 35 technologically advanced, new generation OSVs. We also own two former coastwise sulfur tankers that are being converted into MPSVs and 10 conventional OSVs that were acquired in August 2007. In addition, we have 16 new generation OSVs and two MPSVs under construction with expected deliveries in 2008 through 2010. Of our 24 new generation OSVs currently operating in domestic waters, 20 are operating in the U.S. Gulf of Mexico, or GoM, and four are operating along other U.S. coastlines. Of our eleven new generation OSVs currently working in international waters, four are operating offshore Trinidad, five are operating offshore Mexico and two are operating offshore Qatar. We also own 16 ocean-going tugs and 21 ocean-going tank barges, nine of which are double-hulled. Currently, ten of our tank barges are operating in the northeastern United States, primarily New York Harbor, nine are operating in the GoM and two are operating in Puerto Rico. Except for one foreign-flagged AHTS, one foreign-flagged well stimulation vessel and one foreign-flagged conventional OSV, all of our vessels are qualified under the Jones Act to engage in U.S. coastwise trade.

We charter our OSVs on a dayrate basis, under which the customer pays us a specified dollar amount for each day during the term of the contract, pursuant to either fixed term or spot time charters. A fixed term time charter is a contract for a fixed period with a specified dayrate, generally paid monthly. Spot time charters in the OSV industry are generally charter contracts with either relatively short fixed or indefinite terms. In all time charters, spot or fixed, the vessel owner absorbs crew, insurance and repair and maintenance costs in connection with the operation of the vessel, while customers absorb all other direct operating costs. In addition, in a typical time charter, the charterer obtains the right to direct the movements and utilization of the vessel while the vessel owner retains operational control over the vessel. We have also earned revenues by providing crewing and vessel management services to other vessel owners.

All of our OSVs operate under time charters, including twelve that are chartered under long-term contracts with expiration dates ranging from September 2008 through June 2012. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

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

Although the demand for new generation equipment has historically been driven by deepwater, deep well and highly complex projects, we are experiencing increased demand for our vessels for all types of projects, including transition zone and shelf activity, irrespective of water depth, drilling depth or project type, and non-oil and gas production activities, including military applications. Notably, this prevailing shift in customer preference does not appear to be limited to the GoM, as we have also observed this preference in foreign areas such as Mexico, Trinidad, Brazil and West Africa.

Our TTB equipment transports petroleum products between U.S. ports and along the coast of Puerto Rico. We operate our ocean-going tugs and tank barges under fixed time charters, spot time charters, contracts of affreightment, or COAs, and consecutive voyage contracts. A fixed term time charter is a contract for a fixed period of time with a specified day rate, generally paid monthly. Spot time charters in the TTB industry are generally single-voyage COAs, consecutive voyage contracts, or time charter contracts with either relatively short fixed or indefinite terms. A consecutive voyage contract is a contract for the transportation of cargo for a specified number of voyages between designated ports over a fixed period of time under which we are paid based on the volume of products we deliver per voyage. Under consecutive voyage contracts, in addition to earning revenues for volumes delivered, we earn a standby hourly rate between voyages. We may also charter vessels to a third party under a bareboat charter. A bareboat charter is a “net lease” in which the charterer takes full operational control over the vessel for a specified period of time for a specified daily rate that is generally paid monthly to the vessel owner. The bareboat charterer is solely responsible for the operation and management of the vessel and must provide its own crew and pay all operating and voyage expenses. We also provide tug services to third party vessels on a periodic basis. Typically, these services include vessel docking and towage assistance.

The primary demand drivers for our TTB services are population growth, the strength of the U.S. economy, seasonal weather patterns, oil prices and competition from alternate energy sources. The TTB market, in general, is marked by steady demand over time. Our results for the first and fourth quarters of a given year are typically higher due to normal seasonal winter-weather patterns that typically result in a drop-off of activity during the second and third quarters. Because we have recently shifted nearly all of our TTB fleet from COAs to time charters and continue to diversify our services and geographical areas of operation, some of our historic seasonality for this segment should be diminished. We generally take advantage of seasonal weather patterns to prepare our TTB fleet for peak demand periods by performing our regulatory drydocking and maintenance programs during the second and third quarters. In addition, we regularly evaluate our customers’ needs and often elect to accelerate scheduled drydockings to take advantage of certain market opportunities.

As the most recent major OPA 90 milestone approached on January 1, 2005 and since that date, customer demand for double-hulled equipment has led to increased dayrates for this equipment. We are actively working to ensure that our fleet is well positioned to take advantage of emerging market opportunities as they develop. To expand our geographic market area and current service offering, we are now operating vessels from our TTB fleet in the GoM. These vessels are being used for the transportation of petroleum products and, more recently, ethanol. In recent years, we have also been successful in deploying our vessels in non-traditional TTB services, such as support of deepwater well testing and other specialty applications for our upstream customers. We now have 16 of our tank barges operating under time charters, including seven that are chartered under long-term contracts with expiration dates ranging from April 2008 through August 2009.

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

Purchase Accounting. Purchase accounting requires extensive use of estimates and judgments to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. For example, costs related to the recertification of acquired vessels that are drydocked within the allocation period immediately following the acquisition of such vessels are reflected as an adjustment to the value of the vessels acquired and the liabilities assumed related to the drydocking. The adjusted basis of the vessel is depreciated over the estimated useful life of the vessel. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. For example, if an acquired vessel was subsequently disposed of within the allocation period, the sales price of the vessel would be used to adjust the original assigned value to the vessel at the date of acquisition such that no gain or loss would be recognized upon disposition during the allocation period. If information becomes available after the allocation period, those items are reflected in operating results.

Carrying Value of Vessels. We depreciate our tugs, tank barges, and OSVs over estimated useful lives of 14 to 25 years, three to 25 years and 20 to 25 years, respectively. Effective January 1, 2007, we prospectively modified our assumptions for estimated salvage values for our marine equipment. Salvage values for marine equipment are now estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. The useful lives used for single-hulled tank barges are based on their classification under OPA 90, and for double-hulled tank barges it is 25 years. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate that recovery of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of a vessel and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with a vessel. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, we would be required to recognize an impairment loss.

Recertification Costs. Our vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. Recertification costs can be accounted for in one of two ways: (1) defer and amortize or (2) expense as incurred. We defer and amortize recertification costs over the length of time that the recertification is expected to last, which is generally 30 or 60 months. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

Revenue Recognition. We charter our vessels to customers under time charters based on a daily rate of hire and recognize revenue as earned on a daily basis during the contract period of the specific vessel. We also contract our TTBs to customers under COAs, under which revenue is recognized based on the number of days incurred for the voyage as a percentage of total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under COAs are less than 10 days in length.

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

Income Taxes. We follow SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future. In addition, we adopted Financial Accounting Standards Board, or FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in our current period income statement, as necessary.

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, utilizing the modified prospective method. Prior to the adoption of FAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” utilizing the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants for periods prior to 2006. However, FAS 123R requires all share-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the income statement based on their fair values. Compensation expense for the portion of awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 has been recognized as the service has been rendered on or after January 1, 2006. The compensation expense for that portion of awards was based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” At December 31, 2007, approximately $0.2 million of unrecognized compensation expense related to nonvested stock option awards issued prior to January 1, 2006 is expected to be recognized over a weighted-average period of 0.2 years.

During the third quarter of 2007, the FASB proposed a new Staff Position (FSP) on APB 14-A, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This proposal would specify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In general, paragraph 12 of Opinion 14 precludes considering cash proceeds from the issuance of specified types of convertible debt instruments as attributable to the conversion feature. This FSP would nullify EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and EITF No. 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19).” The proposed FSP would also require that the liability and equity components of a convertible debt instrument within the scope of the FSP be accounted for separately so that the accounting would reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP was issued on August 31, 2007 and had a 45-day comment period that ended on October 15, 2007. While the FASB is currently in re-deliberations regarding this proposed FSP, we are currently evaluating the potential impact of this proposed FSP on our prior and future operating results.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our 10 conventional vessels, our shorebase facility, and vessel management services.

	Years Ended December 31,
	2007	2006	2005
Offshore Supply Vessels:
Average number of new generation OSVs(1)	29.0	25.0	24.6
Average new generation OSV fleet capacity (deadweight)	67,739	59,042	57,658
Average new generation vessel capacity (deadweight)	2,341	2,362	2,341
Average new generation utilization rate(2)	93.3%	90.3%	96.2%
Average new generation dayrate(3)	$21,505	$19,380	$13,413
Effective dayrate(4)	$20,064	$17,500	$12,903
Tugs and Tank Barges:
Average number of tank barges(5)	18.5	17.6	14.6
Average fleet capacity (barrels)(5)	1,579,989	1,488,177	1,072,075
Average barge size (barrels)	85,071	84,267	71,651
Average utilization rate(2)	90.7%	92.7%	87.1%
Average dayrate(6)	$18,089	$18,064	$13,542
Effective dayrate(4)	$16,407	$16,745	$11,795

(1)	We owned and operated 35 new generation OSVs as of December 31, 2007 including ten new generation OSVs that were acquired in August 2007 as part of the Sea Mar Fleet acquisition. Excluded from this data are 10 conventional OSVs that were also acquired in August 2007, which we consider to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(5)	We owned and operated 20 tank barges as of December 31, 2007. The Energy 6506 and Energy 6507, two double-hulled tank barges were delivered in August 2007 and November 2007, respectively, under our second TTB newbuild program. The Energy 2202 is not included as of December 31, 2007 as it was sold in May 2006. The Energy 8701 is not included as of December 31, 2005, but is included as of December 31, 2006, as it was previously retired from service under OPA 90 in December 2004 and reinstated into our active tank barge fleet in October 2006.
(6)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

Summarized financial information concerning our reportable segments for the years ended December 31, 2007 and 2006, respectively, is shown below in the following table (in thousands, except percentage changes):

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$ Change	% Change
Revenues by segment:
Offshore supply vessels
Domestic	$193,634	$141,341	$52,293	37.0%
Foreign	34,721	25,040	9,681	38.7

	228,355	166,381	61,974	37.2

Tugs and tank barges
Domestic	101,427	100,260	1,167	1.2
Foreign(1)	9,188	7,910	1,278	16.2

	110,615	108,170	2,445	2.3

	$338,970	$274,551	$64,419	23.5%

Operating expenses by segment:
Offshore supply vessels	$78,512	$55,175	$23,337	42.3%
Tugs and tank barges	48,364	40,416	7,948	19.7

	$126,876	$95,591	$31,285	32.7%

Depreciation and amortization by segment:
Offshore supply vessels	$19,903	$17,344	$2,559	14.8%
Tugs and tank barges	15,266	14,677	589	4.0

	$35,169	$32,021	$3,148	9.8%

General and administrative expenses:
Offshore supply vessels	$17,865	$13,505	$4,360	32.3%
Tugs and tank barges	14,992	14,883	109	0.0

	$32,857	$28,388	$4,469	15.7%

Gain on sale of assets:
Offshore supply vessels	$1,859	$—	$1,859	100.0%
Tugs and tank barges	—	1,854	(1,854)	(100.0)

	$1,859	$1,854	$5	0.0%

Operating income:
Offshore supply vessels	$113,934	$80,357	$33,577	41.8%
Tugs and tank barges	31,993	40,048	(8,055)	(20.1)

	$145,927	$120,405	$25,522	21.2%

Interest expense	$15,697	$17,675	$(1,978)	(11.2)%

Interest income	$18,414	$16,074	$2,340	14.6%

Income tax expense	$53,810	$43,159	$10,651	24.7%

Net income	$94,791	$75,715	$19,076	25.2%

(1)	Included are the amounts applicable to our Puerto Rico TTB operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Revenues. Revenues for 2007 increased $64.4 million, or 23.5%, to $339.0 million from 2006 due to improved OSV market conditions in the GoM and additional vessels that were placed in service during 2007. Our average operating fleet was approximately 63 vessels for 2007 compared to 57 vessels for 2006.

Revenues from our OSV segment increased $62.0 million, or 37.2%, to $228.4 million for 2007 compared $166.4 million for 2006. The increase in revenue is due primarily to additional revenues generated by the vessels acquired in the Sea Mar Fleet acquisition that occurred in August 2007 and stronger dayrates for new generation OSVs that were in service during both 2007 and 2006. Additional revenues generated by the recently acquired 20 OSVs accounted for approximately $36.3 million of the OSV revenue increase. The remaining $25.7 million of the OSV revenue increase was attributable to vessels that were in service during 2006 and 2007. Our new generation OSV average dayrate was $21,505 in 2007 compared to $19,380 in 2006, an increase of $2,125 or 11.0%. Our new generation OSV utilization was 93.3% in 2007 compared to 90.3% in 2006. Our new generation OSV dayrates and utilization improved due primarily to continued strength in the GoM. Domestic revenues for our OSV segment increased $52.3 million during 2007 on the basis of strong market conditions in the GoM and the growth of our fleet. Foreign revenues for our OSV segment increased $9.7 million primarily due to the Sea Mar Fleet acquisition, which included four vessels that were operating in foreign markets.

Revenues from our TTB segment increased $2.4 million, or 2.3%, to $110.6 million for 2007 compared to 2006. The increase in TTB revenue was due primarily to the full-year contribution from a previously retired single-hulled tank barge, the Energy 8701, that was placed back into service in October 2006 and the partial-year contribution from two newbuild double-hulled tank barges, the Energy 6506 and Energy 6507, which were delivered in the latter half of 2007 under our second TTB newbuild program. Our tank barge average dayrates and utilization for 2007 were relatively flat compared to 2006.

Operating expenses. Operating expenses for 2007 grew 32.7% to $126.9 million compared to the same period in 2006 due primarily to the vessels added to our operating fleet through newbuild deliveries or acquisition and higher personnel costs. We expect cash operating expenses per vessel-day in 2008 for each segment to increase 5% to 10% over 2007.

Operating expenses for our OSV segment were $78.5 million, an increase of $23.3 million, or 42.3% for 2007 compared to 2006. The recently acquired Sea Mar vessels that were added to our operating fleet in August 2007 accounted for approximately $13.2 million of the operating expense increase over the year-ago period. Operating expenses were also impacted by higher personnel costs, including increased wages and FAS 123R stock-based compensation related to restricted stock unit awards granted to mariners. We also experienced higher maintenance and repair costs in 2007 compared to 2006.

Operating expenses for our TTB segment were $48.4 million, an increase of $7.9 million, or 19.7%, for 2007 compared to 2006. Operating expenses increased primarily due to wage increases for TTB mariners, higher FAS 123R stock-based compensation related to restricted stock unit awards granted to mariners, the increased cost of in-chartered third-party tugs and the full-year contribution of the Energy 8701, which was returned to service in late 2006. Vessels that were delivered in the latter half of 2007 under our second TTB newbuild program also contributed to the increase in TTB operating expense over the 2006 period. These factors were offset, in part, by lower insurance costs incurred during 2007.

Depreciation and Amortization. Depreciation and amortization expense was $3.1 million higher for 2007 compared to 2006, due to higher amortization of drydock costs for our vessels and incremental depreciation related to 20 vessels acquired in August 2007 and four vessels that were placed in service under our second TTB newbuild program during the second half of 2007. These increases were offset, in part, by the effect of our change in estimated salvage value for our vessels effective January 1, 2007. Depreciation and amortization expense is expected to increase further when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. General and administrative expenses of $32.9 million, or 9.7% of revenues, increased by $4.5 million during 2007 compared to 2006 due to higher personnel costs, FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees and increased costs for our variable incentive compensation plan. Our general and administrative expenses, inclusive of FAS123R expenses and the full-year effects of the Sea Mar Fleet acquisition, are expected to be approximately 9% to 10% of revenues in 2008.

Gain on Sale of Assets. During 2007, we recorded a $1.9 million gain in our OSV segment due to the sale of our only fast supply vessel. During 2006, we recorded a $1.9 million gain in our TTB segment due to the sale of the Energy 2202, a single-hulled tank barge, and the Ponce Service, a 3,900 horsepower tug, in May 2006 and October 2006, respectively.

Operating Income. Operating income increased by $25.5 million, or 21.2%, to $145.9 million during 2007 compared to 2006 for the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 49.9% for 2007 compared to 48.3% for 2006. The primary driver for this margin increase relates to higher effective dayrates. Operating income as a percentage of revenues for our TTB segment was 28.9% for 2007, compared to 37.0% for 2006. The primary driver for this margin decrease relates to flat dayrates compared to the prior year coupled with the increase in operating expenses discussed above.

Interest Expense. Interest expense decreased $2.0 million during 2007 compared to 2006. This decrease in interest expense was primarily due to a $5.7 million increase in capitalized interest during 2007 compared to 2006, offset by the November 2006 issuance of $250.0 million of 1.625% convertible senior notes. The increase in capitalized interest resulted from higher newbuild construction and conversion activity during 2007. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased $2.3 million during 2007 due primarily to higher interest rates earned on invested cash balances. Our average cash balance for 2007 was $323.9 million compared to $373.0 million for 2006. Our interest income is expected to trend downward in 2008 with lower average cash balances primarily resulting from cash outflows for the Sea Mar Fleet acquisition in August 2007, the acquisitions of the Superior Achiever and an additional shore-base in January 2008 and projected cash outflows committed to ongoing newbuild and conversion programs.

Income Tax Expense. Our effective tax rate was 36.2% and 36.3% for 2007 and 2006, respectively. Our income tax expense primarily consists of deferred taxes generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes. We expect our effective tax rate to be 36.5% in 2008.

Net Income. Net income increased by 25.2%, or $19.1 million, to $94.8 million primarily due to the increase in operating income and net interest income for the reasons discussed above, which was offset in part, by higher income tax expense.

Summarized financial information concerning our reportable segments for the years ended December 31, 2006 and 2005, respectively, is shown below in the following table (in thousands, except percentage changes):

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$ Change	% Change
Revenues by segment:
Offshore supply vessels
Domestic	$141,341	$88,772	$52,569	59.2%
Foreign	25,040	28,663	(3,623)	(12.6)

	166,381	117,435	48,946	41.7

Tugs and tank barges
Domestic	100,260	57,379	42,881	74.7
Foreign(1)	7,910	7,772	138	1.8

	108,170	65,151	43,019	66.0

	$274,551	$182,586	$91,965	50.4%

Operating expenses by segment:
Offshore supply vessels	$55,175	$35,936	$19,239	53.5%
Tugs and tank barges	40,416	30,974	9,442	30.5

	$95,591	$66,910	$28,681	42.9%

Depreciation and amortization by segment:
Offshore supply vessels	$17,344	$15,197	$2,147	14.1%
Tugs and tank barges	14,677	12,073	2,604	21.6

	$32,021	$27,270	$4,751	17.4%

General and administrative expenses:
Offshore supply vessels	$13,505	$9,299	$4,206	45.2%
Tugs and tank barges	14,883	11,028	3,855	35.0

	$28,388	$20,327	$8,061	39.7%

Gain (loss) on sale of assets:
Offshore supply vessels	$—	$(5)	$5	(100.0)%
Tugs and tank barges	1,854	1,898	(44)	(2.3)

	$1,854	$1,893	$(39)	(2.1)%

Operating income:
Offshore supply vessels	$80,357	$56,998	$23,359	41.0%
Tugs and tank barges	40,048	12,974	27,074	208.7

	$120,405	$69,972	$50,433	72.1%

Loss on early extinguishment of debt	$—	$1,698	$(1,698)	(100.0)%

Interest expense	$17,675	$12,558	$5,117	40.7%

Interest income	$16,074	$3,178	$12,896	405.8%

Income tax expense	$43,159	$21,538	$21,621	100.4%

Net income	$75,715	$37,443	$38,272	102.2%

(1)	Included are the amounts applicable to our Puerto Rico TTB operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Revenues. Revenues for 2006 increased 50.4%, or $92.0 million, to $274.6 million from 2005 due to continued favorable market conditions in each of our two business segments and the increase in our average fleet size due to acquisitions and new vessel construction. Our average operating fleet was approximately 57 vessels for 2006 compared to 53 vessels for 2005.

Revenues from our OSV segment were 41.7% higher for 2006 compared to 2005, due primarily to dayrate improvement attributed to continued strength in the GoM, the operation of a shore-based port facility leased in December 2005 and, to a lesser extent, a full-year contribution of one AHTS vessel acquired in early 2005 and placed in service in June 2005. Our OSV utilization rate was 90.3% in 2006 compared to 96.2% in 2005. Our OSV average dayrate was $19,380 in 2006 compared to $13,413 in 2005, an increase of $5,967 or 44.5%. Domestic revenues for our OSV segment were $141.3 million in 2006, an increase of $52.6 million or 59.2%, compared to $88.8 million in 2005. Foreign revenues for our OSV segment decreased by $3.6 million, or 12.6%, to $25.0 million for 2006 compared to $28.7 million in 2005 because we had an average of three fewer vessels operating internationally during 2006.

Revenues from our TTB segment were 66.0% higher in 2006 compared to 2005, due to market-driven higher utilization and dayrates and the full-year contribution of five newbuild double-hulled tank barges delivered on various dates throughout 2005. Our tank barge utilization increased to 92.7% for 2006 compared to 87.1% for 2005, due primarily to our continued shift in contract mix from COAs to time charters. Our tank barge average dayrate of $18,064 for 2006 increased $4,522, or 33.4%, from $13,542 for 2005. The increase in average dayrates was primarily attributed to our ability to capitalize on higher demand in the northeastern United States and diversified non-traditional TTB services, such as the support of deepwater well testing and other specialty applications for our upstream customers.

Operating expenses. Operating expenses for 2006 grew 42.9% to $95.6 million. The increase in operating expense during 2006 is primarily due to higher personnel costs, increases in our average fleet size, expansion of our shore-based operations and higher costs for in-chartering third party equipment.

Operating expenses for our OSV segment increased 53.5% for 2006 compared to 2005, primarily due to market-driven wage increases for OSV mariners, FAS 123R stock-based compensation related to restricted stock awards granted to mariners during 2006; the operation of an OSV shore-based port facility that was leased in December 2005; and an increase in customer-requested contract labor, the cost of which is offset by higher dayrates charged to such customers.

Operating expenses for our TTB segment increased 30.5% for 2006 compared to 2005, primarily as a result of market-driven wage increases for TTB mariners, FAS123R stock-based compensation related to restricted stock awards granted to mariners in 2006, the increased cost of three in-chartered third party tugs to fulfill time charter requirements, the full-year contribution of five new double-hulled tank barges delivered on various dates throughout 2005, the partial-year contribution of two higher horsepower, ocean-going tugs placed in service during the first half of 2006, and higher insurance costs. These increases were offset, in part, by lower fuel costs in 2006 due to a shift in contract mix from COAs to time charters. Under time charter arrangements, the charterer is typically responsible for fuel costs.

Depreciation and Amortization. Depreciation and amortization expense was $4.8 million higher for 2006 compared to 2005, due to a full year of depreciation for five new double-hulled tank barges that were placed in service throughout 2005, a shore-based port facility leased in December 2005, an AHTS vessel that was acquired in early 2005 and placed in service in June 2005 and, to a lesser extent, non-vessel capital expenditures that were completed during the second half of 2005. In addition, there were six OSVs that underwent their initial regulatory drydocking event during 2006, which resulted in amortization expense being recorded for these vessels for the first time.

General and Administrative Expense. General and administrative expenses of $28.4 million, or 10.3% of revenues, increased $8.1 million during 2006 compared to 2005. During 2006, we recorded $5.2 million of stock-based compensation expense as a result of adopting FAS 123R. No such expense was booked for periods prior to 2006. The remainder of the increase in general and administrative expense is the result of increased headcount to implement our growth strategy and increased amounts related to our cash incentive compensation plan awards, which vary commensurate with our financial results.

Gain on Sale of Assets. During 2006, we recorded a $1.9 million gain in our TTB segment due to the sale of the Energy 2202, a single-hulled tank barge, and the Ponce Service, a 3,900 horsepower tug, in May 2006 and October 2006, respectively. During 2005, we recorded a $1.9 million gain in our TTB segment due to the sales of the Energy 9801 and the Energy 9501, two retired single-hulled tank barges, and the Yabucoa Service and the North Service, two older, lower horsepower tugs.

Operating Income. Our operating income increased by $50.4 million, or 72.1%, during 2006 for the reasons described above. Operating income as a percentage of revenues for our OSV segment was 48.3% for 2006 compared to 48.5% for 2005. Operating income as a percentage of revenues for our TTB segment was 37.0% for 2006 compared to 19.9% for 2005. The 2006 TTB margin increase was primarily related to the shift in our TTB contract mix from COAs to time charters and the ability to deploy our TTB vessels in non-traditional TTB services, such as the support of deepwater well testing and other specialty applications for our upstream customers.

Interest Expense. Interest expense increased $5.1 million in 2006 compared to 2005, primarily as a result of the October 2005 issuance of an additional $75.0 million in principal amount outstanding under our 6.125% senior notes, lower capitalized interest and, to a lesser extent, the November 2006 issuance of $250.0 million of 1.625% convertible senior notes. Capitalized interest decreased $1.4 million during 2006 compared to 2005, due to a lower average construction work-in-progress balance and, to a lesser degree, a lower blended-average interest rate. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased $12.9 million in 2006 resulting from increased interest rates on higher invested cash balances primarily due to the October 2005 debt and equity offerings along with approximately $156.6 million of net proceeds from the November 2006 convertible senior notes offering. Our average cash balance for 2006 was $373.0 million compared to $163.0 million in 2005. Our cash balance as of December 31, 2006 was $474.3 million. Our average interest rate earned on invested cash during 2006 was approximately 5.0% compared to approximately 3.9% in 2005, primarily due to six sequential 25-basis point changes in the Federal Funds rate in 2006.

Income Tax Expense. Our effective tax rate was 36.3% and 36.5% for 2006 and 2005, respectively. Our income tax expense primarily consists of deferred taxes due to our federal tax net operating loss carryforwards. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes. We recorded deferred taxes due to our federal tax net operating loss carryforwards of approximately $37.3 million as of December 31, 2006 primarily generated by accelerated depreciation for tax purposes. These loss carryforwards are available through 2025 to offset future taxable income.

Net Income. Net income increased by $38.3 million, or 102.2%, to $75.7 million primarily due to the growth in operating income and net interest income for the reasons discussed above, which was offset in part, by higher income tax expense in 2006.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities, and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during 2008.

We have from time to time made, and will make additional, short-term draws on our revolving credit facility to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including, but not limited to, OSVs, MPSVs, AHTS vessels, ocean-going tugs, tank barges, tankers and other specialty vessels, as needed to take advantage of the market demand for such vessels. In January 2008, we increased the borrowing base of our revolving credit facility from $100.0 million to $250.0 million by exercising the accordion feature under such facility. See further discussion in Commitments and Capital Obligations.

We believe that our current working capital, projected cash flows from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future. These sources of cash were available to fund, and will continue to fund our recent acquisitions and previously announced vessel newbuild and conversion programs, including the expansion of such programs announced since their commencement. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” below, may affect our financial condition or results of operations. Depending on the market demand for such vessels and other growth opportunities that may arise, we may require additional debt or equity financing.

As of December 31, 2007, we had total cash and cash equivalents of $173.6 million. The January 2008 acquisition costs for the Superior Achiever and leased property adjacent to HOS Port have been, and the remaining construction costs related to our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program will be, funded, in part, with cash on hand, including a portion of the net proceeds from our prior debt and equity securities offerings, projected cash flows from operations and borrowings available under our recently expanded revolving credit facility, which is currently undrawn.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $135.4 million in 2007, $131.8 million in 2006 and $75.8 million in 2005. The increase in operating cash flows from 2006 to 2007 was primarily the result of an increase in effective dayrates in our OSV segment and the growth of our fleet. The increase in cash flows from operations for 2007 reflects a full-year contribution from a previously retired tank barge that was returned to service during the fourth quarter of 2006, the partial-year contribution from two additional double-hulled newbuild tank barges that were placed in service during the latter half of 2007 and the partial-year contribution from OSVs that were acquired in August 2007. The increases were offset, in part, by higher deferred drydocking costs. These increases in operating cash flows from 2005 to 2006 was the result of substantially improved market conditions in both of our business segments and the growth of our fleet as a result of acquisitions and new construction. In addition, our cash flows from operations for 2006 reflect a full period of revenue contribution from two additional AHTS vessels and five new double-hulled tank barges that were placed in service during 2005 offset, in part, by higher deferred drydocking costs. Our cash flows from operations should continue to be positively impacted in 2008 by a full-year contribution of revenue from the recently acquired Sea Mar Fleet and vessels delivered during 2007 under our second TTB newbuild program and a partial-year of revenue contribution from vessels to be delivered on various dates throughout 2008 under our MPSV program, our fourth OSV newbuild program, and our second TTB newbuild program.

Investing Activities. Net cash used in investing activities was $438.9 million in 2007, $87.1 million in 2006 and $120.6 million in 2005. Cash utilized in 2007 primarily consisted of the Sea Mar Fleet acquisition from Nabors in August 2007 and construction costs incurred for our MPSV program, our fourth OSV newbuild program, and our second TTB newbuild program. These investing activities were partially offset by approximately $5.9 million in net cash inflows from the April 2007 sale of the HOS Hotshot, our only fast supply vessel. Cash invested for 2006 consisted of construction costs incurred for our first and second TTB newbuild programs, our MPSV conversion program, our fourth OSV newbuild program and improvements made to our shore-based port facility. The cash utilized for investing activities during 2006 was partially offset by approximately $4.1 million of cash inflows from the sale of a single-hulled tank barge and an ocean-going tug. Cash invested for 2005 primarily consisted of construction costs incurred for our first TTB newbuild program and the acquisitions of two foreign-flagged AHTS vessels and one coastwise tanker, the latter of which is being retrofitted under our MPSV conversion program. The cash utilized for investing activities during 2005 was partially offset by approximately $4.3 million of net cash inflows from the sales of two retired single-hulled tank barges and two ocean-going tugs. Investing activities for 2008 are anticipated to include costs related to our MPSV program, our fourth OSV newbuild program, our second TTB newbuild program, and other capital expenditures, including discretionary vessel modifications and corporate projects.

Financing Activities. Net cash provided by financing activities was $2.7 million in 2007, $157.8 million in 2006 and $262.2 million in 2005. Net cash provided by financing activities for 2007 resulted from the net proceeds from common stock issued under employee benefit programs. Net cash provided by financing activities for 2006 primarily resulted from net cash proceeds generated from our November 2006 convertible senior note offering and the accompanying convertible note hedge, warrant sale, and stock repurchase transactions. Net cash provided by financing activities for 2005 primarily resulted from our October 2005 public offering of 6.1 million shares of our common stock resulting in net proceeds of approximately $205.4 million. We also received approximately $73.1 million in net proceeds in connection with the concurrent private placement of an additional $75.0 million in aggregate principal amount of our 6.125% senior notes due 2014, or additional notes, under our indenture dated as of November 23, 2004. The additional notes were priced at 99.25% of principal amount to yield 6.41% and have substantially the same terms as the existing 6.125% senior notes issued in November 2004. Net cash provided by financing activities during 2005 was also offset by the redemption of the $15.5 million non-tendered 10.625% senior notes in January 2005. Financing activities for 2008 are expected to include proceeds from borrowings under our recently expanded revolving credit facility.

Commitments and Contractual Obligations

The following table sets forth our aggregate contractual obligations as of December 31, 2007 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
6.125% senior notes(1)	$300,000	$—	$—	$—	$300,000
1.625% convertible senior notes(2)	250,000	—	—	—	250,000
Interest payments(3)	197,691	22,440	67,313	66,688	41,250
Operating leases(4)	20,807	5,522	1,922	1,468	11,895
Vessel construction commitments(5)	611,525	456,476	155,049	—	—

Total	$1,380,023	$484,438	$224,284	$68,156	$603,145

(1)	Our 6.125% senior notes mature on December 1, 2014 and include $453 of original issue discount.
(2)	Our 1.625% convertible senior notes, with an initial interest rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, mature on November 15, 2026. Holders of the convertible senior notes may convert their notes at their option pursuant to the factors noted in the “Debt” section below.
(3)	Interest payments relate to our 6.125% senior notes due December 1, 2014 and our 1.625% convertible senior notes due November 15, 2026 with semi-annual interest payments of $9.2 million payable June 1 and December 1 and $2.0 million payable May 15 and November 15, respectively. Our semi-annual interest payments for our convertible senior notes will decline to $1.7 million for interest payments made after November 15, 2013.
(4)	Included in operating leases are commitments for vessel rentals, a shore-based port facility, office space, office equipment and vehicles. See “—Properties” for additional information regarding our leased office space and other facilities.
(5)	The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, however, the amounts are not expected to change materially in the aggregate. Includes costs associated with the January 2008 acquisitions of the Superior Achiever and an additional shore-base facility in Port Fourchon.

Debt

As of December 31, 2007, we had outstanding debt of $299.5 million, net of original issue discount, under our 6.125% senior unsecured notes, or senior notes, that were issued on November 23, 2004. The effective interest rate on the senior notes is 6.38%. Semi-annual cash interest payments of $9.2 million are due and payable each June 1 and December 1. The senior notes do not require any payments of principal prior to their stated maturity of December 1, 2014, but pursuant to the 2004 indenture under which the senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On October 5, 2005, we closed an underwritten public offering of 6.1 million shares of our common stock under an effective Form S-3 universal shelf for total gross proceeds to us of $215.6 million before underwriting discounts, commissions and offering expenses. On October 5, 2005, we used a portion of the net proceeds from the public offering of common stock and concurrent private placement of $75.0 million of additional 6.125% senior notes to pay down our then-outstanding $21.0 million balance under our prior revolving credit facility due February 2009 to a zero balance.

On September 27, 2006, we entered into a new senior secured revolving credit facility with a borrowing base, at that time, of $100.0 million and an accordion feature that allowed for an increase in the size of the facility to an aggregate of $250.0 million in certain circumstances. This new senior secured revolving credit facility replaced our prior revolving credit facility. On February 20, 2008, we exercised the accordion feature of such revolving credit facility and increased the borrowing base to $250.0 million. We now have a total of four ocean-going tugs and 24 new generation OSVs, with an aggregate market value of at least $500 million, pledged as collateral under this expanded facility. The facility has a maturity date of September 27, 2011. As of December 31, 2007, based on our then-borrowing base of $100.0 million, we had $99.6 million of credit immediately available under such revolving credit facility as we had approximately $0.4 million pledged as letters of credit. As of December 31, 2007, no amounts were drawn against the letters of credit.

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

We used a portion of the $243.8 million in net proceeds of the convertible notes offering, along with a portion of the $51.9 million in proceeds from the sale of warrants, to fund the $75.8 million cost of convertible note hedge transactions and the $63.3 million cost to repurchase approximately 1.8 million shares of our common stock contemporaneously with the closing of the convertible notes offering on November 13, 2006. The remaining net proceeds of the convertible notes offering and the warrant transactions of approximately $156.6 million was available for general corporate purposes, including possible acquisitions and additional new vessel construction.

Holders of the convertible notes may convert their notes prior to the close of business on the business day before the stated maturity date based on the applicable conversion rate only under the following circumstances:

•

during any calendar quarter (and only during such calendar quarter), if the closing price of our shares of common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 135% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate;

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

In early 2007, the SEC declared effective our shelf registration statement with respect to the resale of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes. We have agreed to keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the convertible notes and/or shares of common stock issuable upon conversion of the convertible notes, and (ii) the date when the holders, other than the holders that are our affiliates, of the convertible notes and the common stock issuable upon conversion of the convertible notes are able to sell all such securities immediately without restriction pursuant to the volume limit provisions of Rule 144(k) under the Securities Act or any successor rule thereto or otherwise. We will be required to pay additional interest, subject to some limitations, to the holders of the convertible notes if we fail to comply with our obligations to keep such shelf registration statement effective for the specified time period.

For additional information with respect to our new revolving credit facility, our 6.125% senior notes and our 1.625% convertible senior notes, including the related convertible note hedge and warrant transactions, please refer to note 6 of our consolidated financial statements included herein.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred, before construction period interest, during the year ended December 31, 2007 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	For the Year Ended December 31, 2007	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
MPSV program(2)	$106.7	$145.9	$450.0	3Q2008-4Q2009
OSV newbuild program #4(3)	71.5	93.6	393.0	2Q2008-4Q2010
TTB newbuild program #2(4)	49.6	69.0	77.0	3Q2007-2Q2008
Sea Mar Fleet acquisition(5)	186.0	186.0	186.0	3Q2007

Total:	$413.8	$494.5	$1,106.0

(1)	Estimated Program Totals and Projected Delivery Dates (other than for the Sea Mar Fleet acquisition) are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to pending vessels that are currently contracted with shipyards for construction, retrofit or conversion.

(2)	Our MPSV program now consists of two coastwise sulfur tankers that are being converted into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at a domestic shipyard, and two T-22 class DP-3 new generation MPSVs that are being constructed in a foreign shipyard. The first converted DP-2 MPSV is expected to be delivered from the shipyard in the third quarter of 2008, while the second converted DP-2 MPSV is expected to be delivered in late 2008 or early 2009. The first newbuild DP-3 MPSV is expected to be delivered from the foreign shipyard during the fourth quarter of 2008, while the second newbuild DP-3 MPSV is expected to be delivered during the fourth quarter of 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $450.0 million, including the recent acquisition cost of the Superior Achiever,
(3)	Our fourth OSV newbuild program now consists of vessel construction contracts with three domestic shipyards to build six proprietary 240 ED class OSVs, nine proprietary 250 EDF class OSVs and one 285 class DP-2 new generation OSV, respectively. These 16 new generation OSVs are expected to be placed in service on various dates from the second quarter of 2008 through the end of 2010. Inclusive of the two recently announced vessel additions, the aggregate cost of our fourth OSV newbuild program is now expected to be approximately $393.0 million.
(4)	Our second TTB newbuild program consists of vessel construction contracts with three domestic shipyards to build three 60,000-barrel double-hulled tank barges and retrofit four 3,000 horsepower ocean-going tugs that were purchased in July 2006. We delivered three newbuild double-hulled tank barges, the Energy 6506, Energy 6507 and Energy 6508, and three retrofitted ocean-going tugs, the Michigan Service, Huron Service, and Superior Service, on various dates throughout the latter half of 2007 and early 2008. We expect to place in service one retrofitted tug, the Erie Service, during the second quarter of 2008. We estimate the total cost of our second TTB newbuild program, before construction period interest, to be approximately $77.0 million.
(5)	In August 2007, we completed the acquisition of the 20-vessel Sea Mar Fleet from Nabors for cash consideration of $186.0 million.

The following table summarizes the costs incurred for the purposes set forth below for the years ended December 31, 2007, 2006 and 2005, as well as a forecast for 2008 (in millions):

	Year Ended December 31,
	2008	2007	2006	2005
	Forecast	Actual	Actual	Actual
Maintenance Capital Expenditures:
Deferred drydocking charges(1)	$19.3	$19.8	$12.9	$6.8
Other vessel capital improvements(2)	24.4	18.0	8.4	4.0
Non-vessel capital expenditures(3)	24.6	4.9	5.1	2.6

Total:	$68.3	$42.7	$26.4	$13.4

(1)	Deferred drydocking charges for 2008 include the projected recertification costs for nine OSVs, four tugs, and ten tank barges.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Non-vessel capital expenditures for 2008 are comprised of the recent acquisition of and planned improvements to the shore-base adjacent to HOS Port, with the balance of such costs primarily related to information technology initiatives, transportation assets and corporate projects.

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

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for four of our OSVs for service offshore Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under fixed time charters with five OSVs offshore Mexico and two OSVs offshore Qatar. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. We also have two shipyard contracts denominated in Euros for the construction of two MPSVs in the Netherlands, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such shipyard draw payments. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

Item 8—Financial Statements and Supplementary Data

The financial statements and information required by this Item appear on pages F-1 through F-32 of this Annual Report on Form 10-K.

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

Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) or Rule15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of the Company’s management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hornbeck Offshore Services, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck

Offshore Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Hornbeck Offshore Services, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, LA

February 26, 2008

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 11—Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 13—Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 14—Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following items are filed as part of this report:

1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-32 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits.

Exhibit Number		Description of Exhibit
2.1	—	Asset Purchase Agreement, dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 26, 2007).

3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

4.3	—	Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2005).

4.4	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

Exhibit Number		Description of Exhibit
4.5	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.6	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.7	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

4.8	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.9	—	Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.12	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.1	—	Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2006).

10.2†	—	Director & Advisory Director Compensation Policy, effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2006).

10.3†	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2006).

Exhibit Number		Description of Exhibit
10.4†	—	Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 4, 2006).

10.5†	—	Amended and Restated Senior Employment Agreement dated May 7, 2007 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006).

10.6†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006).

10.7†	—	Amended and Restated Employment Agreement dated may 7, 2007 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2006).

10.8	—	Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 3, 2006).

10.9	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.10	—	Form of First Amendment to Indemnification Agreement for Directors, Officers and Key Employees (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003).

10.11†	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.12†	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.13†	—	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.14	—	Stockholders’ Agreement dated as of June 5, 1997 between the Company, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.15†	—	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 31, 2005).

10.16†	—	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the period ended December 31, 2005).

10.17†	—	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the period ended December 31, 2005).

Exhibit Number		Description of Exhibit
10.18†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.19†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.20†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.21	—	Purchase Agreement dated November 7, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. as representatives of the Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.22	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.23	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.24	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 13, 2006).

*21	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young, LLP

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Service, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, effective January 1, 2007 the Company changed its estimated salvage values for marine equipment, and effective January 1, 2006 the Company adopted the provisions of FASB No. 123 (revised 2004) regarding share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, Hornbeck Offshore Service, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

February 26, 2008

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$173,552	$474,261
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $745, respectively	77,647	46,133
Other current assets	9,386	6,593

Total current assets	260,585	526,987

Property, plant and equipment, net	953,210	531,951
Deferred charges, net	40,522	31,554
Other assets	7,734	7,888

Total assets	$1,262,051	$1,098,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,169	$18,472
Accrued interest	2,088	2,314
Accrued payroll and benefits	10,777	7,859
Deferred revenue	8,032	7,693
Other accrued liabilities	9,253	1,388

Total current liabilities	46,319	37,726

Long-term debt, net of original issue discount of $453 and $503, respectively	549,547	549,497
Deferred tax liabilities, net	101,094	54,480
Other liabilities	2,777	1,804

Total liabilities	699,737	643,507

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 25,760 and 25,561 shares issued and outstanding, respectively	257	255
Additional paid-in capital	334,494	321,909
Retained earnings	227,349	132,558
Accumulated other comprehensive income	214	151

Total stockholders’ equity	562,314	454,873

Total liabilities and stockholders’ equity	$1,262,051	$1,098,380

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$338,970	$274,551	$182,586
Costs and expenses:
Operating expenses	126,876	95,591	66,910
Depreciation	22,950	24,070	19,954
Amortization	12,219	7,951	7,316
General and administrative expenses	32,857	28,388	20,327

	194,902	156,000	114,507

Gain on sale of assets	1,859	1,854	1,893

Operating income	145,927	120,405	69,972
Other income (expense):
Loss on early extinguishment of debt	—	—	(1,698)
Interest income	18,414	16,074	3,178
Interest expense	(15,697)	(17,675)	(12,558)
Other income, net	(43)	70	87

	2,674	(1,531)	(10,991)

Income before income taxes	148,601	118,874	58,981
Income tax expense	53,810	43,159	21,538

Net income	$94,791	$75,715	$37,443

Basic earnings per common share	$3.69	$2.81	$1.67

Diluted earnings per common share	$3.58	$2.76	$1.64

Weighted average basic shares outstanding	25,662	26,966	22,369

Weighted average diluted shares outstanding	26,467	27,461	22,837

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2005	20,822	$208	$163,264	$19,400	$32	$182,904
Public offering of common stock	6,100	61	205,058	—	—	205,119
Other shares issued	229	2	3,981	—	—	3,983
Comprehensive income:
Net income	—	—	—	37,443	—	37,443
Foreign currency translation	—	—	—	—	46	46

Total comprehensive income						37,489

Balance at December 31, 2005	27,151	$271	$372,303	$56,843	$78	$429,495

Other shares issued	205	2	4,135			4,137
Repurchase of common stock	(1,795)	(18)	(63,278)	—	—	(63,296)
Purchase of convertible note hedge, net of taxes	—	—	(48,567)	—	—	(48,567)
Sale of common stock warrants	—	—	51,916	—	—	51,916
Stock-based compensation expense	—	—	5,400	—	—	5,400
Comprehensive income:
Net income	—	—	—	75,715	—	75,715
Foreign currency translation	—	—	—	—	73	73

Total comprehensive income						75,788

Balance at December 31, 2006	25,561	$255	$321,909	$132,558	$151	$454,873

Other shares issued	199	2	2,930	—	—	2,932
Stock-based compensation expense	—	—	9,655	—	—	9,655
Comprehensive income:
Net income	—	—	—	94,791	—	94,791
Foreign currency translation	—	—	—	—	63	63

Total comprehensive income						94,629

Balance at December 31, 2007	25,760	$257	$334,494	$227,349	$214	$562,314

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,791	$75,715	$37,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,950	24,070	19,954
Amortization	12,219	7,951	7,316
Stock-based compensation expense	7,390	5,196	—
Provision for bad debts	303	250	88
Deferred tax expense	48,499	41,760	21,538
Amortization of financing costs	1,961	1,031	758
Gain on sale of assets	(1,859)	(1,854)	(1,893)
Equity income from investment	(96)	(67)	(143)
Loss on early extinguishment of debt	—	—	1,698
Changes in operating assets and liabilities:
Accounts receivable	(31,948)	(10,512)	(13,999)
Other current assets	(6,925)	(2,634)	(2,771)
Deferred drydocking charges	(19,812)	(12,881)	(6,827)
Accounts payable	3,259	(6,727)	12,216
Accrued liabilities and other liabilities	4,902	9,831	1,166
Accrued interest	(226)	661	(738)

Net cash provided by operating activities	135,408	131,790	75,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of offshore supply vessels	(186,000)	—	—
Costs incurred for MPSV program	(111,344)	(23,703)	(13,484)
Costs incurred for OSV newbuild program #4	(73,735)	(28,665)	—
Costs incurred for TTB newbuild program #1	—	(13,793)	(74,368)
Costs incurred for TTB newbuild program #2	(50,862)	(9,179)	—
Acquisition and retrofit of AHTS vessels	—	(2,385)	(30,555)
Net proceeds from sale of assets	5,883	4,074	4,347
Vessel capital expenditures	(17,964)	(8,420)	(3,979)
Non-vessel capital expenditures	(4,868)	(5,067)	(2,578)

Net cash used in investing activities	(438,890)	(87,138)	(120,617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	250,000	—
Payment for purchase of convertible note hedge	—	(75,792)	—
Proceeds from sale of common stock warrants	—	51,916	—
Payments for repurchase of common stock	—	(63,296)	—
Proceeds from issuance of senior notes	—	—	74,438
Repayment of senior notes	—	—	(15,546)
Redemption premium on retirement of debt	—	—	(1,436)
Deferred financing costs	(226)	(7,608)	(2,286)
Gross proceeds from public offerings of common stock	—	—	215,635
Payments for public offering costs	—	—	(10,516)
Net cash proceeds from other shares issued	2,936	2,577	1,913

Net cash provided by financing activities	2,710	157,797	262,202

Effects of exchange rate changes on cash	63	73	47

Net increase (decrease) in cash and cash equivalents	(300,709)	202,522	217,438
Cash and cash equivalents at beginning of period	474,261	271,739	54,301

Cash and cash equivalents at end of period	$173,552	$474,261	$271,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$22,643	$18,537	$17,888

Cash paid for income taxes	$4,800	$1,398	$—

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Nature of Operations

Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels, or OSVs, to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, and select international markets. The Company, through its subsidiaries, also operates ocean-going tugs and tank barges that provide transportation of petroleum products, primarily in the northeastern United States, GoM and Puerto Rico. All significant intercompany accounts and transactions have been eliminated.

The Company owns a 49% interest in Hornbeck Offshore Trinidad & Tobago Limited, or HOTT-Ltd. HOTT-Ltd is a vessel crewing and management services company established to support the Company’s Trinidad & Tobago-based operations. The 49% interest owned by the Company is being recorded using the equity method. The Company’s equity in income from investments is not material.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives of the related assets. Major modifications and improvements, which extend the useful life or capabilities of the vessel, are capitalized and amortized over the remaining useful life of the vessel. Gains and losses from retirements or other dispositions are recognized as incurred. Effective January 1, 2007, the Company modified its assumptions regarding estimated salvage values for its marine equipment. Salvage values for marine equipment are estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. For the year ended December 31, 2007, this change in estimated salvage values resulted in an increase in operating income, net income and diluted earnings per share of approximately $6.2 million, $4.0 million and $0.15, respectively. The Company’s depreciation expense for vessels that were in service as of January 1, 2007, as well as for vessels placed in service after that date, are expected to be lower for the remaining estimated useful life of such assets based on the change in the Company’s estimated salvage values.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2007	2006	2005
Balance, beginning of year	$745	$495	$407
Changes to provision	303	250	88

Balance, end of year	$1,048	$745	$495

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets

When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. The Company did not record any impairment losses related to its long-lived assets during 2007, 2006 or 2005.

Reclassifications

Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s results of operations.

Recent Accounting Pronouncements

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

On January 1, 2007 the Company adopted Financial Accounting Standards Board, or FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48. As a result of the implementation of FIN 48, the Company did not record any significant changes to its liability for unrecognized income tax benefits. As of December 31, 2007, the Company had approximately $0.4 million of unrecognized income tax benefits, of which approximately $0.3 million would affect the effective tax rate if recognized. The Company accounts for interest and penalties relating to

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertain tax positions in the current period income statement, as necessary. The 2003 through 2007 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations”, or SFAS 141(R). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 141(R) on its Consolidated Financial Statements.

3. Earnings Per Share

Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year plus the effect of dilutive stock options. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the company’s earnings per share (in thousands, except for per share data):

	Year Ended December 31,
	2007	2006	2005
Net income	$94,791	$75,715	$37,443

Weighted average number of shares of common stock outstanding	25,662	26,966	22,369
Add: Net effect of dilutive stock options(1)(2)	805	495	468

Adjusted weighted average number of shares of common stock outstanding(3)	26,467	27,461	22,837

Earnings per common share:
Basic	$3.69	$2.81	$1.67

Diluted	$3.58	$2.76	$1.64

(1)	As of December 31, 2007, 2006 and 2005, stock options representing rights to acquire 146, 323, and 42 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
(2)	For the year ended December 31, 2007 and 2006, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of the notes. See note 6 for further information.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending the Company’s performance compared to a predetermined set of performance criteria. See note 4 for further information regarding certain of the Company’s restricted stock awards.

4. Defined Contribution Plan

The Company offers a 401(k) plan to all full-time employees. Employees must be at least twenty-one years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain statutorily established limits. The Company may elect to make annual matching and/or profit sharing contributions to the 401(k) plan. During the years ended December 31, 2007, 2006 and 2005, the Company made contributions to the 401(k) plan of approximately $1.5 million, $0.9 million, and $0.6 million, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Tugs	$72,852	$54,505
Tank barges	163,382	135,895
Offshore supply vessels	505,670	322,831
Non-vessel related property, plant and equipment	28,778	16,091
Less: Accumulated depreciation	(116,480)	(94,042)

	654,202	435,280

Construction-in-progress (vessel and non-vessel)	299,008	96,671

	$953,210	$531,951

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related tender offer costs, consent fees, and bond redemption premium required to be paid to holders of the old senior notes. The residual proceeds were used for the acquisition, construction and retrofit of vessels. The effective interest rate on the new senior notes is 6.38%.

On October 4, 2005, the Company issued in a private placement an additional $75.0 million in aggregate principal amount of 6.125% senior notes, or additional notes, governed by the 2004 indenture. The additional notes were priced at 99.25% of principal amount to yield 6.41%. The net proceeds to the Company from this private placement were approximately $73.1 million, net of transaction costs. The Company used the proceeds from the sale of the additional notes, as well as the proceeds from its concurrent public offering of common stock, to partially fund the construction of new OSVs, ocean-going tugs and ocean-going, double-hulled tank barges and the retrofit or conversion of certain existing vessels, including MPSVs. In addition, the combined proceeds may be used in connection with possible future acquisitions and additional new vessel construction programs, as well as for general corporate purposes. Pending these uses, the Company repaid debt under its revolving credit facility, which may be reborrowed.

Pursuant to a registered exchange offer, the new senior notes and additional notes issued in November 2004 and October 2005 that were initially sold pursuant to private placements were exchanged by the holders for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offers was registered under the Securities Act of 1933, or Securities Act. Both series of senior notes were issued under and are entitled to the benefits of the same 2004 indenture.

The new senior notes and additional notes, or collectively, the senior notes, mature on December 1, 2014 and require semi-annual interest payments on June 1 and December 1 of each year until maturity. No principal payments are due until maturity. The senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the senior notes from time to time at specified redemption prices and subject to certain conditions required by the 2004 indenture. The Company is permitted under the terms of the 2004 indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 2004 indenture are satisfied by the Company.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Senior Notes

On November 13, 2006, the Company issued in a private placement $250.0 million of convertible senior notes due 2026, or the convertible notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act. During the first quarter of 2007, the Company registered the resale of the convertible notes by the holders thereof. The convertible notes bear interest at an annual rate of 1.625%, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year, with the first interest payment payable on May 15, 2007. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only under the following circumstances:

•

during any calendar quarter (and only during such calendar quarter), if the closing price of the Company’s shares of common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 135% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate;

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

The initial conversion rate of 20.6260 shares per $1,000 principal amount of notes, which corresponds to a conversion price of approximately $48.48 per share, is based on the last reported sale price of the Company’s common shares on The New York Stock Exchange of $35.26 on November 7, 2006. As of December 31, 2007, the Company’s closing share price was $44.95.

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

In connection with the sale of the convertible notes, the Company is a party to convertible note hedge transactions with respect to its common stock with Jefferies & Company, Inc., Bear, Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. Each of the convertible note hedge transactions involves the purchase of call options with exercise prices equal to the conversion price of the convertible notes, and are intended to mitigate dilution to the Company’s stockholders upon the potential future conversion of the convertible notes. Under the convertible note hedge transactions, the counterparties are required to deliver to the Company the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the convertible notes with respect to the conversion. The convertible note hedge transactions cover approximately the same number of shares of the Company’s common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of approximately $48.48 per share of common stock. The convertible note hedge transactions expire at the close of trading on November 15, 2013, which is the date that the convertible notes are first putable by the convertible noteholders, although the counterparties will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified.

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

For income tax reporting purposes, the Company has elected to integrate the convertible notes and the convertible note hedge transactions. Integration of the convertible note hedge with the convertible notes creates an in-substance original issue debt discount for income tax reporting purposes and, therefore, the cost of the convertible note hedge will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax benefits will be recognized in the period that the deduction is taken for income tax reporting purposes. The Company has also treated the proceeds from the sale of warrants as a non-taxable increase in additional paid-in capital in stockholders’ equity.

The Company has filed with the SEC a shelf registration statement with respect to the resale of the convertible notes and the shares of the Company’s common stock issuable upon conversion of the convertible notes. The Company has agreed to keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the convertible notes and/or shares of common stock issuable upon conversion of the convertible notes, and (ii) the date when the holders, other than the holders that are the Company’s affiliates, of the convertible notes and the common stock issuable upon conversion or the convertible notes are able to sell all such securities immediately without restriction pursuant to the provisions of Rule 144(k) under the Securities Act or any successor rule thereto or otherwise. The Company will be required to pay additional interest, subject to certain limitations, to the holders of the convertible notes if the Company fails to comply with its obligations to keep such shelf registration statement effective for the specified time period. The additional interest will accrue at a rate per annum equal to 0.25% for the first 90 days and 0.50% after the first 90 days after the date on which any registration statement default occurs to the date such default has been cured. As of December 31, 2007, the Company was not in default of its shelf registration requirements set forth in the convertible note agreement and has not accrued for any such additional interest.

The Company used a portion of the $243.8 million in net proceeds of the offering, along with a portion of the $51.9 million in proceeds from the sale of warrants, to fund the $75.8 million cost of convertible note hedge transactions and the $63.3 million cost to repurchase approximately 1.8 million shares of its common stock contemporaneously with the closing of the convertible notes offering. The remaining net proceeds of the convertible notes offering and the warrant transactions of approximately $156.6 million will be used for general corporate purposes, including acquisitions and additional new vessel construction.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility

On September 27, 2006, the Company closed on a five-year senior secured revolving credit facility that increased the borrowing base, extended the maturity, lowered the interest rate and improved the financial flexibility of the covenant package of the Company’s prior revolving credit facility. The revolving credit facility initially increased the Company’s borrowing base from $60.0 million to $100.0 million, with an accordion feature that allowed for the expansion of the facility up to an aggregate of $250.0 million. The facility also extended the maturity of the prior facility from February 2009 to September 2011.

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

As of December 31, 2007, the Company had posted $0.4 million in letters of credit and had $99.6 million of credit immediately available under its revolving credit facility. There were no amounts drawn on either the letters of credit or the revolving credit facility as of December 31, 2007. As of that date, eight new generation offshore supply vessels and four ocean-going tugs and associated personalty collateralized the new facility. On February 20, 2008, the Company exercised its accordion feature in full and increased the undrawn borrowing base of its revolving credit facility from $100.0 million to $250.0 million. In accordance with the terms of the new facility, the Company pledged an additional 16 new generation OSVs as collateral commensurate with the higher borrowing base. The new revolving credit facility is available for working capital and general corporate purposes, including acquisitions, additional newbuild and conversion programs and other capital expenditures.

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

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $8.3 million, $2.5 million, and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2007	2006
6.125% senior notes due 2014, net of original issue discount of $453 and $503	$299,547	$299,497
1.625% convertible senior notes due 2026(1)	250,000	250,000

	549,547	549,497
Less current maturities	—	—

	$549,547	$549,497

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	549,547

$549,547

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

Public Offerings of Common Stock

On October 6, 2005, the Company completed an underwritten public offering, or the Offering, of 6.1 million shares of its common stock at $35.35 per share, for total gross proceeds of $215.6 million. Underwriting discounts, commissions and offering expenses of approximately $0.6 million incurred to date were recorded as a reduction of additional paid-in capital. The Offering was pursuant to the effective shelf registration statement previously filed with the Commission and included an additional 2.0 million shares sold by a selling stockholder. The Company used a portion of the net proceeds of the Offering to repay the $21 million balance then-outstanding under its revolving credit facility. The Company has used a portion of the offering proceeds and intends to use the remaining proceeds from the Offering to partially fund the construction of new OSVs, ocean-going tugs and ocean-going, double-hulled tank barges and the retrofit or conversion of certain existing vessels, including MPSVs. In addition, a part of the proceeds were used in the Sea Mar Fleet and Superior Achiever acquisitions and may be used in connection with possible future acquisitions and additional new vessel construction programs, as well as for general corporate purposes.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates for awards under that plan consistent with the method under SFAS 123, the Company’s net income for the year ended December 31, 2005 would have been as indicated below (in thousands, except per share data):

Year Ended December 31, 2005
Net income:
As reported	$37,443
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,373)

Pro forma	$36,070

Basic earnings per common share:
As reported	$1.67
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.06)

Pro forma	$1.61

Diluted earnings per common share:
As reported	$1.64
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.06)

Pro forma	$1.58

As a result of adopting FAS 123R on January 1, 2006, the Company’s income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2007, included $7.4 million, $4.7 million, $0.18 per share and $0.18 per share of stock-based compensation expense charges, respectively. The Company’s income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006, included $5.2 million, $3.3 million, $0.12 per share and $0.12 per share of stock-based compensation expense charges, respectively. For the years end December 31, 2007 and

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, approximately $1.1 million and $0.2 million of stock-based compensation expense, respectively, was capitalized as part of the Company’s newbuild construction programs and general corporate projects. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows as required under previous accounting literature. The Company recorded financing cash flows for such excess tax deductions of approximately $1.2 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively. Net cash proceeds from the exercise of stock options were $2.3 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively, and the income tax benefit from such exercises was $1.1 million and $1.5 million for the respective periods. As of December 31, 2007, the Company has approximately 0.9 million shares available for future grants of stock options, restricted stock units, stock appreciation rights or other awards to employees and directors under the incentive compensation plan.

Stock Options

The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant. All options granted during both of the years ended December 31, 2006 and 2005 expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a one to four-year period. No stock options were granted during the year ended December 31, 2007.

The fair value of the options granted under the Company’s incentive compensation plan during both of the years ended December 31, 2006 and 2005 was estimated using the Black-Scholes pricing model using the minimum value method with the following weighted-average assumptions for the respective periods.

	For the Year Ended December 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	40.4%	39.1%
Risk-free interest rate	4.5%	4.3%
Expected term (years)	4.0	7.5
Weighted-average grant-date fair value per share	$12.47	$12.73

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s stock option activity for the year ended December 31, 2007 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	1,216	$18.01	7.00	$21,509
Granted	—	—	n/a	n/a
Exercised	(150)	15.52	n/a	3,569
Forfeited	(29)	26.21	n/a	n/a
Expired	—	—	n/a	n/a

Options outstanding at December 31, 2007	1,037	$18.15	6.05	$27,808

Exercisable options outstanding at December 31, 2007	821	$15.08	5.53	$24,535

In addition, the total intrinsic value of stock options exercised and the total fair value of stock options vested for the year ended December 31, 2007 were $3.6 million and $0.9 million, respectively.

The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2007 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2007	528	$10.86
Granted	—	—
Vested	(283)	9.44
Forfeited	(29)	10.54

Nonvested stock options at December 31, 2007	216	$12.77

As of December 31, 2007, the Company had unamortized stock-based compensation expense of $1.2 million and has recorded approximately $2.1 million of compensation expense during the year ended December 31, 2007, respectively, associated with stock options.

Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock and restricted stock units, collectively restricted stock awards, with either performance-based or time-based vesting provisions. The Company has issued two types of performance-based restricted stock awards whose vesting is determined by achieving either external or internal performance criteria. For the first type of performance-based restricted stock award, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the restricted stock agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during the measurement period, generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

group. The second type of performance-based restricted stock award, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three year period as defined by the restricted stock agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company. Compensation expense related to restricted stock awards is recognized over the period the restrictions lapse, from one to three years. The fair value of the Company’s performance-based restricted stock awards, which is determined using a binomial lattice model, is applied to the base shares and is amortized over the vesting period based on either their relative performance compared to peers or internal performance goals attained. The compensation expense related to time-based restricted stock awards, which is amortized over the vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2007, the Company had unamortized stock-based compensation expense of $10.5 million and has recorded approximately $6.2 million of compensation expense during the year ended December 31, 2007, respectively, associated with restricted stock awards.

The following table summarizes the restricted stock awards activity during the year ended December 31, 2007 (in thousands):

	Number of Shares	Weighted-Average Fair Value Per Share(1)

Restricted stock awards:
Granted during the period(2)	505	$28.36
Cancellations during the period(2)	(50)	32.19
Vested	(19)	28.41

Outstanding, as of December 31, 2007	436	$30.00

(1)	The weighted-average fair value per share is determined using a binomial lattice model, and for performance-based shares, the fair value is applied to both the base and bonus share awards.
(2)	Includes the full amount of both base and bonus share awards granted or cancelled during the period, which represents up to 200% of the aggregate total of the base share awards.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 with the Commission to register the issuance of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock under the ESPP. As of December 31, 2007, there were approximately 656,000 shares available for future issuance to employees under the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2007 and 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	46.4%	41.2%
Risk-free interest rate	4.9%	5.2%
Expected term (months)	6.0	6.0
Weighted-average grant-date fair value per share	$10.46	$9.97

9. Income Taxes

The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	December 31,
	2007	2006	2005
Deferred tax liabilities:
Fixed assets	$129,149	$93,058	$71,690
Deferred charges and other liabilities	7,697	5,343	3,465

Total deferred tax liabilities	136,846	98,401	75,155
Deferred tax assets:
Net operating loss carryforwards	(351)	(13,621)	(33,466)
Allowance for doubtful accounts	(381)	(270)	(180)
FAS 123R stock-based compensation expense	(4,349)	(1,850)	—
Deductible original issue discount(1)	(23,654)	(26,806)	—
AMT credit carryforward	(5,743)	(1,399)	—
Foreign tax credit carryforward	(1,343)	—	—
Other	(282)	(70)	(46)

Total deferred tax assets	(36,103)	(44,016)	(33,692)
Valuation allowance	351	95	95

Total deferred tax liabilities, net	$101,094	$54,480	$41,558

(1)	Refer to note 6 of these consolidated financial statements for more information regarding the income tax accounting related to the November 2006 convertible notes offering

The components of the income tax expense follow (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current tax expense	$1,343	$—	$—
Deferred tax expense	52,467	43,159	21,538

Total	$53,810	$43,159	$21,538

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a state tax net operating loss carryforward of approximately $6.4 million related to two state tax jurisdictions. These carryforwards can only be utilized if the Company generates taxable income in the appropriate tax jurisdiction. A valuation allowance of approximately $0.4 million has been established to fully offset the deferred tax asset related to the state tax jurisdictions.

The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate and the actual income tax provision (in thousands):

	Year Ended December 31,
	2007	2006	2005
Statutory rate	$52,011	$41,606	$20,644
State taxes	1,932	1,545	767
Non-deductible expense	37	49	50
Foreign taxes and other	(170)	(41)	77

	$53,810	$43,159	$21,538

10. Commitments and Contingencies

Vessel Construction

On May 5, 2005, the Company announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation multi-purpose support vessels, or MPSVs. The Company has contracted for the conversion of these two vessels at a domestic shipyard and anticipates delivery of the converted vessels during the third quarter of 2008 and late 2008 or early 2009, respectively. In May 2007 and January 2008, the Company announced the expansion of its MPSV program to include the newbuild construction of two Merwede T-22 class DP-3 new generation MPSVs at a foreign shipyard, with anticipated deliveries of the fourth quarter 2008 and fourth quarter 2009, respectively. Based on internal estimates, the total project cost to acquire and convert the two DP-2 MPSVs and construct the two DP-3 MPSVs, prior to construction period interest, is expected to be approximately $450.0 million in the aggregate. As of December 31, 2007, the Company had incurred construction and conversion costs of approximately $145.9 million since the inception of the MPSV program.

In September 2005, the Company announced, and has since expanded, its fourth OSV newbuild program. The Company is currently committed under vessel construction contracts with three domestic shipyards to build six proprietary 240 ED class OSVs, nine proprietary 250 EDF class OSVs and one 285 class new generation OSV, respectively. Projected delivery dates for these 16 DP-2 vessels range from 2008 through 2010. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $393.0 million. As of December 31, 2007, the Company had incurred construction costs of approximately $93.6 million since the inception of its fourth OSV newbuild program. See note 18 for further discussion of the expansions to the Company’s MPSV program and fourth OSV newbuild program.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2005, the Company announced its second tug and tank barge, or TTB, newbuild program and announced an expansion to such program in August 2006. Under this newbuild program, two retrofitted ocean-going tugs, Michigan Service and Huron Service, were delivered in July 2007 and November 2007, respectively, and two newbuild double-hulled tank barges, Energy 6506 and Energy 6507, were delivered in August 2007 and November 2007, respectively. As of December 31, 2007, the Company was committed under vessel construction contracts with one domestic shipyard to build the remaining 60,000-barrel double-hulled barge under this program and another domestic shipyard for the retrofit of the two remaining 3,000 horsepower ocean-going tugs that were purchased in July 2006. The acquisition, retrofit and construction costs for these seven vessels are expected to be $77.0 million, in the aggregate. The retrofitted ocean-going tug, Superior Service, and newbuild double-hulled tank barge, Energy 6508, were delivered during the first quarter of 2008. The final remaining vessel under this program is expected to be delivered during the second quarter of 2008. As of December 31, 2007, the Company had incurred construction costs of approximately $69.0 million since the inception of its second TTB newbuild program.

Operating Leases

As of December 31, 2007, the Company is obligated under certain operating leases for marine vessels, office space, shore-based facilities and vehicles. The Company is currently committed to leases for three tugs with terms of four months, one year and three years, respectively. The Covington facility lease, which commenced in September 2003, provides for an initial term of five years with two five-year renewal options. In March 2008, the Company intends to exercise its first five-year renewal option with respect to its corporate headquarters in Covington and renew the lease of its Brooklyn facility for an additional year. A shore-based facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of seven years with four additional five-year periods upon the terms and conditions contained in the lease agreement.

Future minimum payments under noncancelable leases for years subsequent to 2007 follow (in thousands):

Year Ended December 31,
2008	$5,522
2009	1,007
2010	458
2011	457
2012 and thereafter	13,363

$20,807

In addition, the Company leases marine vessels used in its operations under long-term and month-to-month operating lease agreements. Total rent expense related to such leases was approximately $9.4 million, $7.8 million, and $1.2 million during the years ended December 31, 2007, 2006 and 2005, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. In March 2006, the terms of entry for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of December 31, 2007, the Company’s claims reserves related to one of its segments incurred under its P&I Club policies have exceeded the AAD for the current policy year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Deferred Charges

Deferred charges include the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Deferred financing costs, net of accumulated amortization of $3,970, $2,060 and, $1,075 respectively	$11,854	$13,542	$6,928
Deferred drydocking costs, net of accumulated amortization of $12,280, $18,499, and $10,654, respectively	21,205	13,686	8,651
Prepaid lease expense, net of amortization of $277 and $119, respectively	4,112	4,269	—
Deferred other	3,351	57	325

Total	$40,522	$31,554	$15,904

12. Related Party Transactions

During 2007, the Company received aggregate payments of approximately $7.4 million for charters of its OSVs and rental of its shore-based port facility from a customer whose Chairman, President and Chief Executive Officer is currently a member of the Company’s Board of Directors. As of December 31, 2007 the Company is owed $0.1 million from this customer.

13. Major Customers

In the years ended December 31, 2007, 2006 and 2005, revenues from the following customers exceeded 10% of total revenues:

	Year Ended December 31,
	2007	2006	2005
Customer A(1)	10%	—	—
Customer B(2)	—	12%	19%

(1)	Offshore supply vessel segment.
(2)	Offshore supply vessel and tug and tank barge segment.

14. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Trinidad, Mexico, and Qatar and operates a shore-based facility in Port Fourchon, Louisiana through its OSV segment. The OSVs and the shore-based facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The TTB segment primarily operates ocean-going tugs and tank barges in the northeastern United States, GoM, Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products as well as non-traditional TTB services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the years ended December 31, 2007, 2006 and 2005, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Year Ended December 31,
	2007	2006	2005
Revenues:
Offshore supply vessels
Domestic	$193,634	$141,341	$88,772
Foreign(1)	34,721	25,040	28,663

	228,355	166,381	117,435

Tugs and tank barges
Domestic	101,427	100,260	57,379
Foreign(1)	9,188	7,910	7,772

	110,615	108,170	65,151

Total	$338,970	$274,551	$182,586

Operating Expenses:
Offshore supply vessels	$78,512	$55,175	$35,936
Tugs and tank barges	48,364	40,416	30,974

Total	$126,876	$95,591	$66,910

Depreciation and Amortization:
Offshore supply vessels	$19,903	$17,344	$15,197
Tugs and tank barges	15,266	14,677	12,073

Total	$35,169	$32,021	$27,270

General and Administrative Expenses:
Offshore supply vessels	$17,865	$13,505	$9,299
Tugs and tank barges	14,992	14,883	11,028

Total	$32,857	$28,388	$20,327

Gain on sale of assets:
Offshore supply vessels	$1,859	$—	$(5)
Tugs and tank barges	—	1,854	1,893

Total	$1,859	$1,854	$1,893

Operating Income:
Offshore supply vessels	$113,934	$80,357	$56,998
Tugs and tank barges	31,993	40,048	12,974

Total	$145,927	$120,405	$69,972

Capital Expenditures:
Offshore supply vessels	$387,011	$58,218	$46,232
Tugs and tank barges	53,491	27,959	76,154
Non-vessel	4,271	5,035	2,578

Total	$444,773	$91,212	$124,964

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2007	2006	2005
Identifiable Assets:
Offshore supply vessels	$977,847	$861,498	$599,514
Tugs and tank barges	260,896	215,935	182,766
Corporate	23,308	20,947	14,395

Total	$1,262,051	$1,098,380	$796,675

Long-Lived Assets:
Offshore supply vessels
Domestic	$591,940	$281,244	$231,445
Foreign(1)	125,905	55,271	62,141

	717,845	336,515	293,586

Tugs and tank barges
Domestic	222,557	186,491	158,404
Foreign(1)(2)	5,149	4,242	5,841

	227,706	190,733	164,245
Corporate	7,659	4,703	4,210

Total	$953,210	$531,951	$462,041

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of December 31, 2007, 2006 and 2005, respectively.
(2)	Included are amounts applicable to the Puerto Rico TTB operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):

The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2007 and 2006. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2007
Revenues	$68,091	$75,071	$94,746	$101,062
Operating income	26,344	33,935	44,932	40,724
Net income	17,485	22,637	28,882	25,794
Earnings per common share:
Basic(1)	$0.68	$0.88	$1.12	$1.00
Diluted(1)	0.67	0.85	1.09	0.97
Fiscal Year 2006
Revenues	$61,056	$70,695	$77,502	$65,298
Operating income	24,548	32,725	37,664	25,466
Net income	14,851	20,292	23,946	16,624
Earnings per common share:
Basic(1)	$0.55	$0.75	$0.88	$0.63
Diluted(1)	0.54	0.73	0.86	0.62

(1)	The sum of the four quarters may not equal annual results due to rounding.

17. Sea Mar Fleet Acquisition

On July 20, 2007, the Company entered into a definitive asset purchase agreement to acquire 20 offshore supply vessels, or OSVs, and their related business, or the Sea Mar Fleet, from certain affiliates of Nabors Industries, Ltd., or Nabors, for $186.0 million in cash, plus the cost of the fuel inventory on such vessels. The Company also agreed to purchase one newbuild 285 class DP-2 vessel currently under construction with an anticipated late-2008 delivery. The expected cost of this vessel, prior to the allocation of construction period interest, is approximately $34.0 million, of which $7.3 million was paid to Nabors at closing. The acquisition closed on August 8, 2007. The Company did not record any goodwill as a result of the acquisition. The Company recorded accrued liabilities of approximately $8.0 million related to the estimated cost of the regulatory drydocking of acquired vessels expected to be completed within the allocation period and an estimated pre-acquisition contingency for personnel costs. As of December 31, 2007, the purchase price was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

Property, plant and equipment	$193,955
Construction work in progress	7,300
Inventory	1,000
Accrued liabilities	(7,955)

Purchase price	$194,300

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Subsequent Events

On January 9, 2008, the Company entered into a definitive asset purchase agreement with Superior Offshore International, Inc., or Superior, to acquire the Superior Achiever, a T-22 class DP-3 new generation MPSV and related owner-furnished equipment, currently under construction at Merwede Shipyard in Holland with an anticipated fourth quarter 2008 delivery. The Company also agreed to a five-year time charter with Superior for the Superior Achiever or another acceptable vessel at a dayrate of $100,000. Superior will have the option to terminate the charter with 90-days' advance notice at the end of each sequential six-month period within the term. The definitive agreement also provides that Hornbeck and Superior will agree to negotiate in good faith toward the establishment of a non-exclusive joint marketing and cooperation agreement and that the parties will endeavor to seek mutually beneficial business opportunities utilizing their complementary resources. The Superior Achiever acquisition closed on January 22, 2008.

On January 9, 2008, the Company announced plans to expand its fourth OSV newbuild program. The Company contracted for the construction of two additional proprietary 240 ED class OSVs with Atlantic Marine in Jacksonville, Florida, which is the same U.S. shipyard that is currently building four identical "sister vessels" for the Company. The two new vessels are anticipated to be delivered in 2010.

On January 30, 2008, the Company purchased a leasehold interest in a parcel of improved real estate adjacent to HOS Port, its existing shore-base facility located in Port Fourchon, Louisiana. The new facility lease has approximately seven years remaining on its initial term, with four additional five-year renewal periods.

The Company plans to fund the incremental expected cost of these January 2008 transactions of approximately $190 million in the aggregate, along with its previously announced newbuild and conversion programs, from cash on hand, projected cash flows from operations and an expanded revolving credit facility. In conjunction with these transactions, on February 20, 2008, the Company exercised the accordion feature of such revolving credit facility and increased the borrowing base to $250 million, up from $100 million as of December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 29, 2008.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD M. HORNBECK (Todd M. Hornbeck)	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	February 29, 2008

/s/ BRUCE W. HUNT (Bruce W. Hunt)	Director	February 29, 2008

/s/ STEVEN W. KRABLIN (Steven W. Krablin)	Director	February 29, 2008

/s/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	February 29, 2008

/s/ BERNIE W. STEWART (Bernie W. Stewart)	Director	February 29, 2008

/s/ DAVID A. TRICE (David A. Trice)	Director	February 29, 2008

S-1

Exhibit Index

Exhibit Number		Description of Exhibit
2.1	—	Asset Purchase Agreement, dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 26, 2007).

3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated February 7, 2005, Registration No. 333-121557).

4.3	—	Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2005).

4.4	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to the Company’s amended Registration Statement on Form 8-A/A dated September 3, 2004).

4.5	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.6	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

Exhibit Number		Description of Exhibit
4.7	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A file September 3, 2004, Registration No. 333-108943).

4.8	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.9	—	Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.12	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.1	—	Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2006).

10.2†	—	Director & Advisory Director Compensation Policy, effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2006).

10.3†	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2006).

10.4†	—	Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 4, 2006).

10.5†	—	Amended and Restated Senior Employment Agreement dated May 7, 2007 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006).

Exhibit Number		Description of Exhibit
10.6†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006).

10.7†	—	Amended and Restated Employment Agreement dated may 7, 2007 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2006).

10.8	—	Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 3, 2006).

10.9	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.10	—	Form of First Amendment to Indemnification Agreement for Directors, Officers and Key Employees (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003).

10.11†	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.12†	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.13†	—	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.14	—	Stockholders’ Agreement dated as of June 5, 1997 between the Company, Todd M. Hornbeck, Troy A. Hornbeck and Cari Investment Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.15†	—	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 31, 2005).

10.16†	—	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the period ended December 31, 2005).

10.17†	—	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the period ended December 31, 2005).

10.18†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit Number		Description of Exhibit
10.19†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.20†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.21	—	Purchase Agreement dated November 7, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. as representatives of the Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.22	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.23	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.24	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 13, 2006).

*21	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young, LLP

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

E-4