Form 10-Q
period 2008-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2008-05-12
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer , or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2008 was 26,012,475.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,207	$173,552
Accounts receivable, net of allowance for doubtful accounts of $1,151 and $1,048, respectively	67,401	77,647
Other current assets	13,510	9,386

Total current assets	132,118	260,585

Property, plant and equipment, net	1,110,369	953,210
Deferred charges, net	37,415	40,522
Other assets	20,159	7,734

Total assets	$1,300,061	$1,262,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,433	$16,169
Accrued interest	7,732	2,088
Accrued payroll and benefits	7,541	10,777
Deferred revenue	4,909	8,032
Other accrued liabilities	11,041	9,253

Total current liabilities	47,656	46,319

Long-term debt, net of original issue discount of $439 and $453, respectively.	549,561	549,547
Deferred tax liabilities, net	110,632	101,094
Other liabilities	2,630	2,777

Total liabilities	710,479	699,737

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 25,812 and 25,760 shares issued and outstanding, respectively	258	257
Additional paid-in capital	338,677	334,494
Retained earnings	250,432	227,349
Accumulated other comprehensive income	215	214

Total stockholders’ equity	589,582	562,314

Total liabilities and stockholders’ equity	$1,300,061	$1,262,051

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues	$97,521	$68,091
Costs and expenses:
Operating expenses	39,795	27,103
Depreciation	7,462	4,807
Amortization	4,727	2,380
General and administrative expenses	8,577	7,447

	60,561	41,737

Loss on sale of assets	—	(10)

Operating income	36,960	26,344
Other income (expense):
Interest income	992	6,008
Interest expense	(1,840)	(4,905)
Other income, net	13	5

	(835)	1,108

Income before income taxes	36,125	27,452
Income tax expense	(13,042)	(9,967)

Net income	$23,083	$17,485

Basic earnings per common share	$0.90	$0.68

Diluted earnings per common share	$0.86	$0.67

Weighted average basic shares outstanding	25,783	25,583

Weighted average diluted shares outstanding	26,938	26,125

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,083	$17,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,462	4,807
Amortization	4,727	2,380
Stock-based compensation expense	2,969	1,745
Provision for bad debts	103	(193)
Deferred tax expense	9,756	9,592
Amortization of financing costs	529	486
Loss on sale of assets	—	10
Equity in income from investment	(25)	(35)
Changes in operating assets and liabilities:
Accounts receivable	10,117	4,079
Other current assets	966	(3,937)
Deferred drydocking charges	(4,068)	(6,093)
Accounts payable	1,045	2,041
Accrued liabilities and other liabilities	(3,725)	(6,948)
Accrued interest	5,643	5,627

Net cash provided by operating activities	58,582	31,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(110,691)	(29,607)
Costs incurred for OSV newbuild program #4	(36,566)	(8,120)
Costs incurred for TTB newbuild program #2	(4,069)	(14,518)
Vessel capital expenditures	(8,015)	(1,619)
Non-vessel capital expenditures	(22,158)	(946)

Net cash used in investing activities	(181,499)	(54,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(204)
Net cash proceeds from other shares issued	571	108

Net cash provided by (used in) financing activities	571	(96)

Effects of exchange rate changes on cash	1	—

Net decrease in cash and cash equivalents	(122,345)	(23,860)
Cash and cash equivalents at beginning of period	173,552	474,261

Cash and cash equivalents at end of period	$51,207	$450,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50	$47

Cash paid for taxes	$3,285	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

	Three Months Ended March 31,
	2008	2007
Net income	$23,083	$17,485

Weighted average number of shares of common stock outstanding	25,783	25,583
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	1,155	542

Adjusted weighted average number of shares of common stock outstanding	26,938	26,125

Earnings per common share:
Basic	$0.90	$0.68

Diluted	$0.86	$0.67

1)	Stock options representing rights to acquire 67 and 346 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share, because the effect was antidilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers and pre-determined internal target performance criteria. See Note 5 for further information regarding the Company’s restricted stock awards.
3)	As of March 31, 2008 and 2007, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. See Note 4 for further information.

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this standard, on January 1, 2008, did not have a material effect on the Company’s results of operations or financial position.

During the third quarter of 2007, the FASB proposed FASB Staff Position (FSP) APB 14-A, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This proposal would specify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In general, paragraph 12 of Opinion 14 precludes considering cash proceeds from the issuance of specified types of convertible debt instruments as attributable to the conversion feature. This FSP nullifies EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and EITF No. 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19).”

The FSP would require that the liability and equity components of a convertible debt instrument within the scope of the FSP be accounted for separately so that the entity’s accounting will reflect additional non-cash interest expense to match the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP was issued on August 31, 2007 and had a 45-day comment period that ended on October 15, 2007. The final FSP is expected to be applied retrospectively to all periods and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. In the first quarter of 2008, the FASB reaffirmed the scope and measurement guidance of the proposed FSP and the final FSP is expected to be issued during the second quarter of 2008. We are currently evaluating the impact of this proposed FSP on our prior and future operating results.

4. Long-Term Debt

Revolving Credit Facility

On September 27, 2006, the Company closed on a five-year senior secured $100.0 million revolving credit facility with an accordion feature that allowed for the expansion of the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility up to an aggregate of $250.0 million. On February 20, 2008, the Company exercised its accordion feature in full and increased the undrawn borrowing base of its revolving credit facility from $100.0 million to $250.0 million. In accordance with the terms of the expanded facility, the Company pledged an additional 16 new generation offshore supply vessels, or OSVs, as collateral commensurate with the higher borrowing base. As of March 31, 2008, twenty-four new generation OSVs and four ocean-going tugs and associated personalty collateralized the facility. The revolving credit facility is available for working capital and general corporate purposes, including acquisitions, additional newbuild and conversion programs and other capital expenditures. As of March 31, 2008, the Company had posted $0.4 million in letters of credit and had $249.6 million of credit immediately available under its revolving credit facility. There were no amounts drawn on either of the letters of credit or the revolving credit facility as of March 31, 2008.

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

Convertible Senior Notes

On November 13, 2006, the Company completed a private placement of $250.0 million of its 1.625% convertible senior unsecured notes due 2026, or the convertible notes. The convertible notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only upon the occurrence of certain events as defined in the indenture governing such convertible notes The initial conversion rate of 20.6260 shares of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock per $1,000 principal amount of convertible notes corresponds to a conversion price of approximately $48.48 per share, which was a 37.5% premium over the closing price of the Company’s common shares on The New York Stock Exchange on November 7, 2006 of $35.26. As of March 31, 2008, the Company’s closing share price was $45.67.

In connection with the sale of the convertible notes, the Company entered into convertible note hedge transactions with respect to its common stock with Jefferies International Limited, Bear Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. Each of the convertible note hedge transactions involves the purchase of call options with exercise prices equal to the conversion price of the convertible notes, and are intended to mitigate dilution to the Company’s stockholders upon the potential future conversion of the convertible notes. Under the convertible note hedge transactions, the counterparties are required to deliver to the Company the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the convertible notes with respect to any such conversion. The convertible note hedge transactions cover approximately the same number of shares of the Company’s common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of approximately $48.48 per share of common stock. The convertible note hedge transactions expire at the close of trading on November 15, 2013, which is the date that the convertible notes are first putable by the convertible noteholders, although the counterparties will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified.

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

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amounts of $4.4 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.

5. Stock-Based Compensation

Incentive Compensation Plan

The Company has an incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards and restricted stock unit awards, or collectively restricted stock, and stock appreciation rights to employees and directors.

During the three months ended March 31, 2008 and 2007, the Company granted performance-based and time-based restricted stock unit awards, or RSUs, to directors and employees. The Company granted two types of performance-based RSUs. The first type, which was granted to key executives of the Company, calculates the shares to be received based on the Company’s performance relative to a peer group, as defined by the RSU agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during a measurement period, which is generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. The second type of performance-based RSU, which was granted to non-executive officers and shore-side employees calculates the shares to be received based on the Company’s achievement of pre-determined performance criteria over a three-year period as defined by the RSU agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company.

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

For the quarter ended March 31, 2008, the Company’s income before taxes, net income and basic and diluted earnings per share included $3.0 million, $1.9 million, $0.07 per share and $0.07 per share of stock-based compensation expense charges, respectively. For the quarter ended March 31, 2007, the Company’s income before taxes, net income and basic and diluted earnings per share included $1.7 million, $1.1 million, $0.04 per share and $0.04 per share of stock-based compensation expense charges, respectively. In addition, the Company capitalized approximately $0.4 million and $0.3 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for the three months ended March 31, 2008 and 2007, respectively.

6. Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by third party liability policies purchased in commercial marine insurance markets. In March 2008, the terms of entry for both of the Company’s segments contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of March 31, 2008, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the current policy year. In addition, the Company joined a new P&I Club during 2007 and has committed a letter of credit for approximately $0.4 million to its former P&I Club to fund possible future claims for the policy year that expires in 2008.

7. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs, in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Trinidad, Mexico, the Middle East and Brazil and operates a shore-based facility in Port Fourchon, Louisiana through its OSV segment. The OSVs and the shore-based facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The tug and tank barge, or TTB, segment primarily operates ocean-going tugs and tank barges in the northeastern United States, GoM, the Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products as well as non-traditional TTB services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three months ended March 31, 2008 and 2007, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Offshore supply vessels
Domestic	$53,881	$36,003
Foreign	13,571	5,140

	67,452	41,143

Tugs and tank barges
Domestic	27,903	24,371
Foreign (1)	2,166	2,577

	30,069	26,948

Total	$97,521	$68,091

Operating expenses:
Offshore supply vessels	$25,779	$15,324
Tugs and tank barges	14,016	11,779

Total	$39,795	$27,103

Depreciation:
Offshore supply vessels	$4,732	$2,626
Tugs and tank barges	2,730	2,181

Total	$7,462	$4,807

Amortization:
Offshore supply vessels	$2,507	$1,127
Tugs and tank barges	2,220	1,253

Total	$4,727	$2,380

General and administrative expenses:
Offshore supply vessels	$5,404	$3,714
Tugs and tank barges	3,173	3,733

Total	$8,577	$7,447

Loss on sale of assets:
Offshore supply vessels	$—	$(10)
Tugs and tank barges	—	—

Total	$—	$(10)

Operating income:
Offshore supply vessels	$29,030	$18,342
Tugs and tank barges	7,930	8,002

Total	$36,960	$26,344

Deferred drydocking charges:
Offshore supply vessels	$2,974	$2,943
Tugs and tank barges	1,094	3,150

Total	$4,068	$6,093

Capital expenditures:
Offshore supply vessels	$175,514	$39,633
Tugs and tank barges	5,069	14,587
Corporate	916	590

Total	$181,499	$54,810

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2008	As of December 31, 2007
Identifiable assets:
Offshore supply vessels	$1,014,531	$977,847
Tugs and tank barges	262,054	260,896
Corporate	23,476	23,308

Total	$1,300,061	$1,262,051

Long-lived assets:
Offshore supply vessels
Domestic	$732,234	$591,940
Foreign (2)	140,406	125,905

	872,640	717,845

Tugs and tank barges
Domestic	224,567	222,557
Foreign (1)(2)	4,983	5,149

	229,550	227,706

Corporate	8,179	7,659

Total	$1,110,369	$953,210

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of March 31, 2008 and December 31, 2007, respectively.

8. Acquisitions

Sea Mar Fleet Acquisition

On July 20, 2007, the Company entered into a definitive asset purchase agreement to acquire 20 OSVs and their related business, or the Sea Mar Fleet, from certain affiliates of Nabors Industries, Ltd., or Nabors, for $186.0 million in cash, plus the cost of any fuel inventory on such vessels. The Company also agreed to purchase one newbuild 285 class DP-2 vessel currently under construction with an anticipated fourth quarter 2008 delivery. The expected cost of this vessel, prior to the allocation of construction period interest, is approximately $34.0 million, of which $7.3 million was paid to Nabors at closing. The acquisition closed on August 8, 2007. The Company did not record any goodwill as a result of the acquisition. The Company recorded accrued liabilities of approximately $8.0 million related to the estimated cost of the regulatory drydocking of acquired vessels expected to be completed within the allocation period and accounting, legal and regulatory fees. As of March 31, 2008, the purchase price was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

Property, plant and equipment	$193,955
Construction work in progress	7,300
Inventory	1,000
Accrued liabilities	(8,027)

Purchase price	$194,228

MPSV Acquisition

On January 8, 2008, the Company entered into a definitive asset purchase agreement with Superior Offshore International, Inc., or Superior, to acquire the Superior Achiever, a T-22 class DP-3 new generation MPSV and related owner-furnished equipment. The Superior Achiever is currently under construction at a foreign shipyard and is expected to be delivered during the fourth quarter of 2008. The Superior Achiever acquisition closed on January 22, 2008.

Shore-base Acquisition

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

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

General

Our Markets

Our average new generation OSV dayrates have been in the $19,000 to $22,000 range since the beginning of 2007 with average utilization for such vessels in the low to mid 90% range. All of our OSVs operate under time charters, including 16 OSVs in our operating fleet that are chartered under long-term contracts with expiration dates ranging from June 2008 through June 2012. We believe that market conditions for new generation OSVs in the GoM are continuing to show long-term positive trends primarily driven by increased deepwater exploratory drilling, the continued development of deepwater and ultra-deepwater production infrastructure and the dismantling of old structures on the Continental Shelf. We expect these positive trends to create additional opportunities to contract more of our OSVs on long-term fixtures of two to five years at attractive dayrates. We also believe that demand for vessels with specialty service capabilities has increased as evidenced by an increasing number of our vessels being deployed for non-traditional oilfield services. During the first three months of 2008, we had roughly half of our new generation OSV fleet working in international areas or performing specialty services such as well stimulation, ROV support or working for the military.

Our OSVs are currently operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	27
Other U.S. coastlines	4

31

Foreign
Trinidad	6
Mexico	5
Brazil	2
Qatar	2

15

Total OSVs	46

Our tug and tank barge, or TTB, fleetwide average dayrates have been in the $17,000 to $19,000 range since the beginning of 2007 with average utilization for such vessels in the 85% to 95% range. However, while our TTB dayrates increased sequentially and year-over-year, we have recently experienced an overall softening in the Northeast U.S. transportation market, which we believe has resulted from high inventory levels, high crude oil prices and a warmer than normal winter in the Northeast U.S. Excluding vessels undergoing regulatory drydocking, we have nearly half of our tank barges operating under time charters, including five that are chartered under long-term contracts with expiration dates ranging from late August 2008 through August 2009. The remaining tank barges in our operating fleet are typically contracted under spot time charters or contracts of affreightment or COAs.

Our tank barges are currently operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
New York Harbor	10
GoM	8
Great Lakes	1

19

Foreign
Puerto Rico	2

2

Total tank barges	21

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned and operated during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our 10 conventional vessels, our shore-base facility, and third-party vessel management services.

	Three Months Ended March 31,
	2008	2007
Offshore Supply Vessels:
Average number of new generation OSVs (1)	35.0	25.0
Average new generation OSV fleet capacity (deadweight)	80,903	59,042
Average new generation vessel capacity (deadweight)	2,312	2,362
Average new generation OSV utilization rate (2)	92.1%	91.5%
Average new generation OSV dayrate (3)	$21,020	$19,073
Effective dayrate (4)	$19,359	$17,452
Tugs and Tank Barges:
Average number of tank barges (5)	20.3	18.0
Average fleet capacity (barrels) (5)	1,696,158	1,549,566
Average barge capacity (barrels)	83,436	86,087
Average utilization rate (2)	85.6%	94.2%
Average dayrate (6)	$19,059	$17,680
Effective dayrate (4)	$16,315	$16,655

(1)	We owned and operated 35 new generation OSVs as of March 31, 2008. Ten new generation OSVs were acquired on August 8, 2007. Excluded from this data are 10 conventional OSVs that were also acquired on August 8, 2007, which we consider to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Average dayrate represents average revenue per day, which includes charter hire, crewing services, and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(5)	We owned and operated 21 tank barges as of March 31, 2008. Three double-hulled tank barges, the Energy 6506, Energy 6507 and Energy 6508, were delivered in August 2007, November 2007 and March 2008, respectively, under our second TTB newbuild program.
(6)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.

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

The following table provides the detailed components of EBITDA, as we define that term, for the three months ended March 31, 2008 and 2007, respectively (in thousands).

	Three Months Ended March 31,
	2008	2007
Components of EBITDA:
Net income	$23,083	$17,485
Interest expense (income)
Debt obligations	1,840	4,905
Interest income	(992)	(6,008)

Interest, net	848	(1,103)

Income tax expense	13,042	9,967
Depreciation	7,462	4,807
Amortization	4,727	2,380

EBITDA	$49,162	$33,536

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2008 and 2007, respectively (in thousands).

	Three Months Ended March 31,
	2008	2007
EBITDA Reconciliation to GAAP:
EBITDA	$49,162	$33,536
Cash paid for deferred drydocking charges	(4,068)	(6,093)
Cash paid for interest	(50)	(47)
Cash paid for taxes	(3,285)	—
Changes in working capital	13,788	2,123
Stock-based compensation expense	2,969	1,745
Changes in other, net	66	(218)

Net cash flows provided by operating activities	$58,582	$31,046

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

The following table provides the detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2008 and 2007, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense	$2,969	$1,745
Interest income	992	6,008

The following table provides detailed components of net income for the three months ended March 31, 2008 and 2007, respectively (in thousands, except for percentage changes).

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$53,881	$36,003	$17,878	49.7%
Foreign	13,571	5,140	8,431	164.0

	67,452	41,143	26,309	63.9

Tugs and tank barges
Domestic	27,903	24,371	3,532	14.5
Foreign (1)	2,166	2,577	(411)	(15.9)

	30,069	26,948	3,121	11.6

Total	$97,521	$68,091	$29,430	43.2%

Operating expenses:
Offshore supply vessels	$25,779	$15,324	$10,455	68.2%
Tugs and tank barges	14,016	11,779	2,237	19.0

Total	$39,795	$27,103	$12,692	46.8%

Depreciation and amortization:
Offshore supply vessels	$7,239	$3,753	$3,486	92.9%
Tugs and tank barges	4,950	3,434	1,516	44.1

Total	$12,189	$7,187	$5,002	69.6%

General and administrative expenses
Offshore supply vessels	$5,404	$3,714	$1,690	45.5%
Tugs and tank barges	3,173	3,733	(560)	(15.0)

Total	$8,577	$7,447	$1,130	15.2%

Loss on sale of assets:
Offshore supply vessels	$—	$(10)	$10	100.0%
Tugs and tank barges	—	—	—	—

Total	$—	$(10)	$10	100.0%

Operating income:
Offshore supply vessels	$29,030	$18,342	$10,688	58.3%
Tugs and tank barges	7,930	8,002	(72)	(0.9)

Total	$36,960	$26,344	$10,616	40.3%

Interest expense	$1,840	$4,905	$(3,065)	(62.5)%

Interest income	$992	$6,008	$(5,016)	(83.5)%

Income tax expense	$13,042	$9,967	$3,075	30.9%

Net income	$23,083	$17,485	$5,598	32.0%

(1)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues. Revenues for the three months ended March 31, 2008 were $97.5 million, or 43.2%, higher than the same period in 2007 primarily due to additional vessels that were added to our fleet since March 2007 and to a lesser extent improved market conditions for our OSVs. As of March 31, 2008, our weighted-average operating fleet was 81.3 vessels compared to 57.0 vessels as of March 31, 2007.

Revenues from our OSV segment increased $26.3 million, or 63.9%, to $67.5 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in revenues is primarily the result of the Sea Mar Fleet acquisition in August 2007 and higher new generation OSV effective dayrates. Revenues generated by the recently acquired 20 OSVs accounted for approximately $18.8 million of the OSV revenue increase. The remaining $7.5 million of the OSV revenue increase was attributable to vessels that were in service during each of the three months ended March 31, 2008 and 2007. New generation OSV average dayrates and utilization improved primarily due to continued market strength in the GoM. Our new generation OSV average dayrate was $21,020 for the first quarter of 2008 compared to $19,073 for the same period in 2007, an increase of $1,947 or 10.2%. Domestic revenues for our OSV segment for the first quarter of 2008 increased $17.9 million on the basis of strong market conditions in the GoM and the growth of our fleet. Foreign revenues for our OSV segment during the first quarter of 2008 increased by $8.4 million primarily due to the Sea Mar Fleet acquisition, which included four vessels that were operating in foreign markets, and to a lesser extent, the full and partial-period contribution of two additional vessels operating in foreign markets that were in our OSV fleet during each of the three months ended March 31, 2008 and 2007.

Revenues from our TTB segment increased $3.1 million, or 11.6%, to $30.1 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in revenues was the result of full and partial-quarter contributions from three newbuild double-hulled tank barges, the Energy 6506, Energy 6507 and the Energy 6508, which were placed in service in August 2007, November 2007 and March 2008, respectively. Our tank barge average dayrates were $19,059 for the three months ended March 31, 2008, an increase of $1,379, or 7.8%, from $17,680 for the same period in 2007. The increase in average dayrates was primarily due to the ability of our TTB equipment to provide non-traditional tank barge services to certain of our upstream customers. Our tank barge utilization, was 85.6% for the three months ended March 31, 2008 compared to 94.2% for the same period in 2007, due to an overall softening in the Northeast U.S. transportation market, which we believe has resulted from high inventory levels, high crude oil prices and a warmer than normal winter in the Northeast U.S.

Operating Expenses. Operating expenses for the three months ended March 31, 2008 increased 46.8% to $39.8 million compared to the same period in 2007, primarily due to the vessels added to our operating fleet through newbuild deliveries or acquisition since March 2007. In addition, higher crew compensation costs, including FAS 123R stock-based compensation expense, contributed to the increase in operating expenses. We expect cash operating expenses per vessel-day in calendar 2008 for each segment to increase by 5% to 10% over calendar 2007.

Operating expenses for our OSV segment were $25.8 million, an increase of $10.5 million, or 68.2%, for the three months ended March 31, 2008 compared to $15.3 million in the same period of 2007. Vessels acquired with the Sea Mar Fleet acquisition in August 2007 accounted for $7.9 million of the OSV operating expense increase. Increased costs for third-party workers on our vessels, personnel costs, including FAS 123R stock-based compensation related to restricted stock unit awards granted to mariners, and insurance costs accounted for the remaining $2.6 million of the OSV operating expense increase. Average daily operating expense for the OSV segment is also expected to further increase commensurate with the delivery of larger, more complex vessels under our fourth OSV newbuild program and our MPSV program.

Operating expenses for our TTB segment were $14.0 million, an increase of $2.2 million, or 19.0%, for the three months ended March 31, 2008 compared to the same period in 2007. The increases in operating expenses for our TTB segment were mainly driven by higher fuel costs due to an increased number of vessels working under COAs, increased compensation costs for TTB mariners, and six additional vessels delivered under our second TTB newbuild program since March 2007. Average daily operating expense for the TTB segment is also expected to further increase in 2008 commensurate with the delivery and full-period contribution of vessels under our second TTB newbuild program.

Depreciation and Amortization. Depreciation and amortization was $5.0 million higher for the three months ended March 31, 2008 compared to the same period in 2007 due to incremental depreciation related to 20 vessels acquired in August 2007 and six vessels that were placed in service under our second TTB newbuild program since March 2007 and higher amortization of drydock costs. Drydock amortization costs increased due to a greater number of our vessels, including those in service during each of the three months ended March 31, 2008 and 2007 that incurred their first 30 or 60 month regulatory drydocking since the first quarter of 2007. The increase in amortization expense was also impacted by higher per unit drydocking costs related to continued high demand for shipyard services and to delays caused by shortages of labor for key vendors and shipyard facilities. Depreciation and amortization expense is expected to increase from current levels when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. General and administrative expenses of $8.6 million, or 8.8% of revenues, increased by $1.1 million for the three months ended March 31, 2008 compared to the same period in 2007. Higher personnel costs and greater FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees were the primary reasons for the increase in general and administrative expenses. Our general and administrative expenses, inclusive of FAS123R expenses, are expected to be approximately 9% to 10% of revenues.

Operating Income. Operating income increased by 40.3%, or $10.6 million, to $37.0 million for the first quarter of 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 43.0% for the three months ended March 31, 2008, compared to 44.6% for the same period in 2007. The primary driver for this margin decrease relates to the increase in operating expenses discussed above. Operating income as a percentage of revenues for our TTB segment was 26.4% for the three months ended March 31, 2008, compared to 29.7% for the same period in 2007. The primary driver for this margin decrease relates to lower downstream utilization and the increase in operating expenses as discussed above.

Interest Expense. Interest expense decreased $3.1 million for the three months ended March 31, 2008 compared to the same period in 2007, primarily as a result of a $3.1 million increase in capitalized interest. Capitalized interest increased as a result of higher newbuild construction and conversion activity and is expected to further increase commensurate with additional construction and conversion activity anticipated throughout 2008.

Interest Income. Interest income decreased $5.0 million for the three months ended March 31, 2008 primarily resulting from lower invested cash balances, which were driven by cash outflows for the Sea Mar Fleet acquisition in August 2007, the recent acquisitions of the Superior Achiever and a leasehold interest adjacent to our shore-base in January 2008, and cash paid for ongoing newbuild and conversion programs. Our average cash balance for the three months ended March 31, 2008 was $112.4 million compared to $462.3 million for the same period in 2007.

Income Tax Expense. Our effective tax rate was 36.1% and 36.3% for the three months ended March 31, 2008 and 2007, respectively. Our income tax expense primarily consists of deferred taxes generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 32.0%, or $5.6 million, to $23.1 million for the first quarter of 2008 primarily due to the increase in operating income and net interest income, which was partially offset by increased tax expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities, and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly throughout 2008.

We have from time to time made, and will make additional, short-term draws on our revolving credit facility to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including, but not limited to, OSVs, MPSVs, AHTS vessels, ocean-going tugs, tank barges, tankers and other specialty vessels, as needed to take advantage of the market demand for such vessels. In February 2008, we increased the borrowing base of our revolving credit facility from $100.0 million to $250.0 million by exercising the accordion feature under such facility, which remained undrawn as of March 31, 2008. See further discussion in our Annual Report on Form 10-K for the year ended December 31, 2007.

We believe that our current working capital, projected cash flows from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future. These sources of cash were available to fund our recent acquisitions, and will continue to fund our previously announced vessel newbuild and conversion programs, including the expansion of such programs announced since their commencement. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” below, may affect our financial condition or results of operations. Depending on the market demand for such vessels and other growth opportunities that may arise, we may require additional debt or equity financing.

As of March 31, 2008, we had total cash and cash equivalents of $51.2 million. The January 2008 acquisition costs for the Superior Achiever and lease rights for property adjacent to HOS Port (formerly known as the Rowan Base), and the remaining construction costs related to our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program have been and will continue to be, funded, in part, with cash on hand, including a portion of the net proceeds from our prior debt and equity securities offerings, projected cash flows from operations and borrowings available under our recently expanded revolving credit facility.

In early May 2008, we borrowed $22 million on our recently expanded $250 million revolving credit facility to fund expected shipyard milestones. Our pricing grid on funded draws under our revolving credit facility ranges from 50 basis points, or bps, to 150 bps over the London Interbank Offered Rate for the U.S. Dollar, or LIBOR. Based on our leverage ratio at the time of our May 2008 borrowing, our interest rate was based on LIBOR plus 75 bps as defined under the revolving credit facility, or a floating rate of roughly 3.6%. The extent and timing of further draws on our revolving credit facility are primarily dependent upon shipyard schedules and the achievement of construction milestones. Depending on a host of variables and modeling assumptions, including whether and/or when we sell certain non-core assets, we are projecting the high-point of our aggregate construction draw schedule to result in a peak draw under our revolving credit facility of approximately $175 million in late 2008 or early 2009. However, any such peak draw is projected to be repaid in full during 2010. We then project to replenish our cash position to approximately $130 million by the end of our current newbuild construction cycle in mid-2010.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $58.6 million for the three months ended March 31, 2008 and $31.0 million for the three months ended March 31, 2007. The increase in operating cash flows for the three months ended March 31, 2008 was primarily the result of the growth of our operating fleet and an increase in effective dayrates in our OSV segment. The increase in cash flows from operations for the three months ended March 31, 2008 reflects a full-period contribution from two additional double-hulled newbuild tank barges that were placed in service during the latter half of 2007, the full-period contribution from OSVs that were acquired in August 2007 and the partial-period contribution from one double-hulled newbuild tank barge placed in service in March 2008. Our cash flows from operations should continue to be positively impacted in 2008 by a full-year contribution of revenue from the recently acquired Sea Mar Fleet and vessels delivered during 2007 and a partial-year of revenue contribution from vessels to be delivered on various dates throughout 2008 under our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program.

Investing Activities. Net cash used in investing activities was $181.5 million for the three months ended March 31, 2008 and $54.8 million for the three months ended March 31, 2007. Cash utilized in the first three months of 2008 primarily consisted of acquisition costs for the Superior Achiever and the lease rights for property adjacent to HOS Port and construction costs incurred for our ongoing newbuild construction and conversion programs. Cash utilized in the first three months of 2007 primarily consisted of construction costs incurred for our MPSV program, our fourth OSV newbuild program, and our second TTB newbuild program. Investing activities throughout 2008 are expected to include costs related to our current newbuild and conversion programs, retrofit and construction of additional vessels, possible additional acquisitions and other capital expenditures, including discretionary vessel modifications and corporate projects.

Financing Activities. Net cash provided by financing activities of $0.6 million for the three months ended March 31, 2008 resulted from the net proceeds from common stock issued under employee benefit programs. Net cash used in financing activities of $0.1 million for the three months ended March 31, 2007 resulted from the net effect of financing costs related to the November 2006 convertible senior note offering and the accompanying convertible note hedge, warrant sale, and stock repurchase transactions and the net proceeds from common stock issued under employee benefit programs. Financing activities for the remainder of 2008 are expected to include proceeds from borrowings under our recently expanded revolving credit facility.

Contractual Obligations

Debt

As of March 31, 2008, we had total debt of $549.6 million, net of original issue discount. Our debt is comprised of $299.6 million of our 6.125% senior notes due 2014 and $250.0 million of our 1.625% convertible senior notes due 2026. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes bear interest at an annual rate of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. We have also recently expanded our borrowing base to $250.0 million on our senior secured revolving credit facility due September 2011.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred, before construction period interest, during the three months ended March 31, 2008 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended March 31, 2008	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$107.9	$253.8	$450.0	3Q2008 – 4Q2009
OSV newbuild program #4 (3)	35.2	128.8	393.0	2Q2008 – 4Q2010
TTB newbuild program #2 (4)	3.8	72.8	77.0	3Q2007 – 2Q2008

Total:	$146.9	$455.4	$920.0

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to pending vessels that are currently contracted with shipyards for construction, retrofit or conversion.
(2)	Our MPSV program now consists of two coastwise sulfur tankers that are being converted into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at a domestic shipyard, and two T-22 class DP-3 new generation MPSVs that are being constructed in foreign shipyards. The first converted DP-2 MPSV is expected to be delivered from the shipyard in the third quarter of 2008, while the second converted DP-2 MPSV is expected to be delivered in early 2009. The first newbuild DP-3 MPSV is expected to be delivered from a foreign shipyard during the fourth quarter of 2008, while the second newbuild DP-3 MPSV is expected to be delivered during the fourth quarter of 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $450.0 million, including the recent acquisition cost of the Superior Achiever.
(3)	Our fourth OSV newbuild program now consists of vessel construction contracts with three domestic shipyards to build six proprietary 240 ED class OSVs, nine proprietary 250 EDF class OSVs and one 285 class DP-2 new generation OSV, respectively. These 16 new generation OSVs are expected to be placed in service on various dates from the second quarter of 2008 through the end of 2010. The first of the 240 ED class OSVs under this program, the HOS Polestar, is expected to commence its first charter in early May for a customer in Brazil. In addition, the first of the 250 EDF class vessels, the HOS Mystique, was delivered early from the shipyard to undergo conversion for ROV support services under a multi-year charter commencing in the third quarter of 2008. Inclusive of these two recently announced vessel deliveries, the aggregate cost of our fourth OSV newbuild program, prior to the allocation of construction period interest, is expected to be approximately $393.0 million.
(4)	Our second TTB newbuild program consists of vessel construction contracts with three domestic shipyards to build three 60,000-barrel double-hulled tank barges and retrofit four 3,000 horsepower ocean-going tugs that were purchased in July 2006. We delivered three newbuild double-hulled tank barges, the Energy 6506, Energy 6507 and Energy 6508, and three retrofitted ocean-going tugs, the Michigan Service, Huron Service, and Superior Service, on various dates throughout the latter half of 2007 and early 2008. We expect to place in service the final retrofitted tug, the Erie Service, during the second quarter of 2008. We estimate the total cost of our second TTB newbuild program, before construction period interest, to be approximately $77.0 million.

During calendar 2008, we expect to drydock a total of eighteen OSVs, four tugs and ten tank barges for recertification and discretionary vessel enhancements, to acquire additional equipment for our OSVs to support subsea operations, and to incur non-vessel capital expenditures related primarily to information technology initiatives, shore-side transportation assets and corporate projects. The following table summarizes the costs incurred for these purposes for the three months ended March 31, 2008 and 2007, and the projected costs for the year ended December 31, 2008 (in millions and prior to construction period interest, as applicable):

	Three Months Ended March 31,		Year Ended December 31,
	2008	2007	2008
	Actual	Actual	Forecast
Maintenance Capital Expenditures:
Deferred drydocking charges	$4.1	$6.1	$17.7
Other vessel capital improvements (1)	8.0	1.6	28.1
Miscellaneous non-vessel additions	22.2	0.9	25.9

Total:	$34.3	$8.6	$71.7

(1)	Other vessel capital improvements include estimated costs for the regulatory drydocking of recently acquired vessels expected to be completed within the purchase allocation period. During the three months ended March 31, 2008, we incurred $1.2 million to recertify these vessels, out of a total cash outlay of $6.6 million forecasted for calendar 2008.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include: our inability to successfully and timely complete our various vessel construction and conversion programs, especially our MPSV program, which involves the construction and integration of highly complex vessels and systems; unsuccessful operations of our MPSVs, which are a class of vessels that we have not previously owned or operated; the inability to successfully market our MPSVs at dayrates that we have forecasted; unplanned customer suspensions; cancellations or non-renewals of vessel charters; loss of customers; uncollectible accounts receivable; the financial stability of our customers; industry risks; activity levels in the energy markets; changes in capital spending budgets by customers; effects of competition; fluctuations in oil and natural gas prices; variations in demand for vessel services; changes in demand for refined production products or methods of delivery; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; changes in laws that affect our domestic or international operations; less than anticipated subsea infrastructure demand activity in the GoM and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks; weather related risks; the ability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; our ability to successfully integrate acquisitions; our ability to maintain adequate levels of insurance; drydocking delays and cost overruns and related risks; vessel accidents; oil spills; acts of terrorism; unexpected litigation and insurance expenses; our ability to finance operations or access debt and equity markets; fluctuations in foreign currency valuations compared to the U.S. dollar; risks associated with foreign operations and the expansion thereof; adverse domestic or foreign tax consequences and other risks described under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of the foregoing risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in November 2006. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 10% change from our closing share price of $45.67 as of March 31, 2008 would not have had a material impact on such transactions.

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of March 31, 2008 would not have had a material impact on such investments.

Changes in interest rates would not impact the interest expense we incur on our long-term fixed interest rate 6.125% senior notes and 1.625% convertible senior notes. However, changes in interest rates would impact the fair value such notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026. The effective interest rate on such notes is 2.04%. A hypothetical 10% change in interest rates as of March 31, 2008 would have had no impact on our interest expense for our fixed interest rate debt.

Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. A hypothetical 10% change in interest rates as of March 31, 2008 would have had no impact on our interest expense for our revolving credit facility as such facility was undrawn as of March 31, 2008.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for six of our OSVs for service offshore Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under fixed time charters with five OSVs offshore Mexico, two OSVs offshore Qatar and two OSVs offshore Brazil. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. We also have shipyard contracts denominated in Euros for the construction of two MPSVs in the Netherlands, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such shipyard draw payments. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A—Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in response to Item 1A to Part I of Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

Amendments to Amended and Restated Employment Agreements. The Company has employment agreements with certain members of its executive management team. Effective May 12, 2008, the Company entered into amendments to the employment agreements with Messrs. Todd M. Hornbeck, Carl G. Annessa and James O. Harp, Jr. to amend, among other things, (i) the Company’s severance obligations to comply with recent guidance issued under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and the requirements of Section 409A of the Code and the Treasury Regulations and other guidance issued thereunder, and (ii) the minimum bonus factor that is necessary to receive a bonus amount related to the component based on earnings before interest, income taxes, depreciation, amortization and loss on early extinguishment of debt, or EBITDA, to conform such minimum bonus factor among the three executive officers.

The foregoing is a summary only, is not necessarily complete, and is qualified by the full text of the amendments to the employment agreements filed herewith as Exhibits 10.1, 10.2, and 10.3.

Amendment to Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan. Effective May 12, 2008, the Board of Directors amended the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, or the Plan, among other things, (i) to comply with the requirements of Section 409A of the Code and the Treasury Regulations and other guidance issued thereunder and (ii) to adopt procedures for the resolution of disputes under the Plan.

The foregoing is a summary only, is not necessarily complete, and is qualified by the full text of the amendment to the Plan filed herewith as Exhibit 10.4.

Restricted Stock Agreements and Restricted Stock Unit Agreements. The Company’s incentive compensation plan allows the Company to issue restricted stock units that are either time-based or performance-based. The compensation committee of the Board of Directors of the Company recently approved a revised form of Restricted Stock Unit Agreement for restricted stock units grants to executive officers that conforms to the Company’s amended employment agreements and modifies the Company’s severance obligations consistent with recent amendments to Section 409A of the Code. The compensation committee of the Board of Directors also approved amendments to outstanding performance based Restricted Stock Agreements and Restricted Stock Unit Agreements previously granted to the Company’s named executive officers to clarify the Company’s intent and to ensure that the rights of each named executive officer under his respective agreement conforms to rights granted to the Company’s other named executive officers.

The foregoing is a summary only, is not necessarily complete, and is qualified by the full text of the form Restricted Stock Unit Agreements and the amendments to Restricted Stock Agreements and Restricted Stock Unit Agreements, respectively, filed herewith as Exhibits 10.5, 10.6, 10.7, 10.8 and 10.9.

Item 6—Exhibits

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 12, 2004, Registration No. 333-121557).

4.3	—	Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Jefferies & Company, Inc., Hornbeck Offshore Services, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2005).

Exhibit Number		Description of Exhibit
4.4	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s amended Registration Statement on Form 8-A/A dated March 25, 2004).

4.5	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.6	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.7	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004).

4.8	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.12	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

*10.1†	—	Amendment to Amended and Restated Senior Employment Agreement dated effective May 12, 2008 by and between Todd M. Hornbeck and the Company.

*10.2†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between Carl G. Annessa and the Company.

Exhibit Number		Description of Exhibit
*10.3†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between James O. Harp, Jr. and the Company.

*10.4†	—	Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc Incentive Compensation Plan, dated effective May 12, 2008.

*10.5†	—	Form of Amendment to Restricted Stock Agreement (Performance Based).

*10.6†	—	Form of Amendment to Restricted Stock Unit Agreement (Performance Based).

*10.7†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting).

*10.8†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting).

*10.9†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based).

*10.10†	—	Director & Advisory Director Compensation Policy, effective January 1, 2008.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 12, 2008	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer