Form 10-Q
period 2008-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2008-08-08
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The total number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2008 was 25,852,079.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,656	$173,552
Accounts receivable, net of allowance for doubtful accounts of $1,600 and $1,048, respectively	77,961	77,647
Other current assets	12,398	9,386

Total current assets	109,015	260,585

Property, plant and equipment, net	1,216,543	953,210
Deferred charges, net	37,481	40,522
Other assets	18,532	7,734

Total assets	$1,381,571	$1,262,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,172	$16,169
Accrued interest	2,159	2,088
Accrued payroll and benefits	6,734	10,777
Deferred revenue	13,990	8,032
Other accrued liabilities	6,335	9,253

Total current liabilities	46,390	46,319

Revolving credit facility	40,000	—
Long-term debt, net of original issue discount of $426 and $453, respectively.	549,574	549,547
Deferred tax liabilities, net	124,737	101,094
Other liabilities	1,649	2,777

Total liabilities	762,350	699,737

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 25,852 and 25,760 shares issued and outstanding, respectively	259	257
Additional paid-in capital	342,905	334,494
Retained earnings	275,887	227,349
Accumulated other comprehensive income	170	214

Total stockholders’ equity	619,221	562,314

Total liabilities and stockholders’ equity	$1,381,571	$1,262,051

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	$104,473	$75,071	$201,993	$143,161
Costs and expenses:
Operating expenses	43,299	27,520	83,094	54,625
Depreciation	8,290	4,940	15,752	9,747
Amortization	4,718	2,877	9,444	5,258
General and administrative expenses	9,414	7,651	17,992	15,098

	65,721	42,988	126,282	84,728

Gain on sale of assets	2,001	1,852	2,001	1,842

Operating income	40,753	33,935	77,712	60,275
Other income (expense):
Interest income	235	5,772	1,227	11,780
Interest expense	(1,203)	(4,270)	(3,043)	(9,175)
Other income, net	62	6	75	11

	(906)	1,508	(1,741)	2,616

Income before income taxes	39,847	35,443	75,971	62,891
Income tax expense	(14,392)	(12,806)	(27,433)	(22,773)

Net income	$25,455	$22,637	$48,538	$40,118

Basic earnings per common share	$0.99	$0.88	$1.88	$1.57

Diluted earnings per common share	$0.94	$0.85	$1.79	$1.52

Weighted average basic shares outstanding	25,827	25,639	25,805	25,611

Weighted average diluted shares outstanding	27,157	26,523	27,049	26,362

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,538	$40,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,752	9,747
Amortization	9,444	5,258
Stock-based compensation expense	5,605	3,434
Provision for bad debts	552	39
Deferred tax expense	24,097	18,604
Amortization of financing costs	1,083	976
Gain on sale of assets	(2,001)	(1,842)
Equity in income from investment	(93)	(73)
Changes in operating assets and liabilities:
Accounts receivable	(925)	(2,685)
Other current assets	1,191	(2,433)
Deferred drydocking charges	(9,410)	(10,475)
Accounts payable	2,779	7,647
Accrued liabilities and other liabilities	(1,103)	(1,313)
Accrued interest	69	103

Net cash provided by operating activities	95,578	67,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash expenditures for MPSV program	(157,184)	(64,162)
Cash expenditures for OSV newbuild program #4	(93,840)	(17,368)
Cash expenditures for TTB newbuild program #2	(7,523)	(29,250)
Acquisition of shore-base port facility	(11,541)	—
Net proceeds from the sale of vessels	3,105	5,883
Vessel capital improvements	(14,053)	(6,519)
Non-vessel capital expenditures	(10,981)	(2,508)

Net cash used in investing activities	(292,017)	(113,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings under revolving credit facility	40,000	—
Deferred financing costs	—	(218)
Net cash proceeds from other shares issued	1,587	1,602

Net cash provided by financing activities	41,587	1,384

Effects of exchange rate changes on cash	(44)	25

Net decrease in cash and cash equivalents	(154,896)	(45,410)
Cash and cash equivalents at beginning of period	173,552	474,261

Cash and cash equivalents at end of period	$18,656	$428,851

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,507	$11,332

Cash paid for taxes	$3,437	$3,794

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The table below provides details regarding the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$25,455	$22,637	$48,538	$40,118

Weighted average number of shares of common stock outstanding	25,827	25,639	25,805	25,611
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	1,330	884	1,244	751

Adjusted weighted average number of shares of common stock outstanding	27,157	26,523	27,049	26,362

Earnings per common share:
Basic	$0.99	$0.88	$1.88	$1.57

Diluted	$0.94	$0.85	$1.79	$1.52

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Stock options representing rights to acquire 150 shares of common stock for the three months ended June 30, 2007 and 322 shares of common stock for the six months ended June 30, 2007 were excluded from the calculation of diluted earnings per share, because the effect was antidilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.
(2)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers and pre-determined internal target performance criteria. See Note 5 for further information regarding the Company’s restricted stock awards.
(3)	As of June 30, 2008 and 2007, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of $62.59 for such notes. See Note 4 for further information.

3. Recent Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 specifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In general, paragraph 12 of Opinion 14 precludes considering cash proceeds from the issuance of specified types of convertible debt instruments as attributable to the conversion feature. FSP No. APB 14-1 nullifies EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and EITF No. 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19).”

FSP No. APB 14-1 requires that the liability and equity components of a convertible debt instrument within the scope of the FSP be accounted for separately so that the entity’s accounting will reflect additional non-cash interest expense to match the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 requires retrospective application to all periods and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is still evaluating the effects of this new standard, but expects that FSP No. APB 14-1 will have a material impact on its financial statements.

4. Long-Term Debt

Revolving Credit Facility

On September 27, 2006, the Company closed on a five-year senior secured $100.0 million revolving credit facility with an accordion feature that allowed for the expansion of the facility up to an aggregate of $250.0 million. On February 20, 2008, the Company exercised its accordion feature in full and increased the undrawn borrowing base of its revolving credit facility from $100.0 million to $250.0 million. In accordance with the terms of the expanded facility, the Company pledged an additional 16 new generation offshore supply vessels, or OSVs, as collateral commensurate with the higher borrowing base. As of June 30, 2008, twenty-four new generation OSVs and four ocean-going tugs and associated personalty collateralized the facility. The revolving credit facility is available for working capital and

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

general corporate purposes, including acquisitions, additional newbuild and conversion programs and other capital expenditures. As of June 30, 2008, the Company had a balance outstanding of $40.0 million under the revolving credit facility in addition to $0.4 million posted in letters of credit, which results in $209.6 million of credit immediately available under such facility. Recent draws under the revolving credit facility primarily funded construction milestone and other payments required under the Company’s ongoing vessel newbuild and conversion programs.

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

Convertible Senior Notes

On November 13, 2006, the Company completed a private placement of $250.0 million of its 1.625% convertible senior unsecured notes due 2026, or the convertible notes. The convertible notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only upon the occurrence of certain events as defined in the indenture governing such convertible notes. The initial conversion rate of 20.6260 shares of common stock per $1,000 principal amount of convertible notes corresponds to a conversion price of approximately $48.48 per share, which was a 37.5% premium over the closing price of the Company’s common shares on The New York Stock Exchange on November 7, 2006 of $35.26. As of June 30, 2008, the Company’s closing share price was $56.51.

In connection with the sale of the convertible notes, the Company entered into convertible note hedge transactions with respect to its common stock with three counterparties. Each of the convertible note hedge transactions involves the purchase of call options with exercise prices equal to the conversion price of the convertible notes, and are

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intended to mitigate dilution to the Company’s stockholders upon the potential future conversion of the convertible notes. Under the convertible note hedge transactions, the counterparties are required to deliver to the Company the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the convertible notes with respect to any such conversion. The convertible note hedge transactions cover approximately the same number of shares of the Company’s common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of approximately $48.48 per share of common stock. The convertible note hedge transactions expire at the close of trading on November 15, 2013, which is the date that the convertible notes are first putable by the convertible noteholders, although the counterparties will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified.

The Company also entered into separate warrant transactions, whereby the Company sold to the counterparties warrants to acquire approximately the same number of shares of its common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of $62.59 per share of common stock, which represented a 77.5% premium over the closing price of the Company’s shares of common stock on November 7, 2006. If the counterparties exercise the warrants, the Company will have the option to settle in cash or shares of its common stock equal to the difference between the then market price and strike price. The convertible note hedge and warrant transactions are separate and legally distinct instruments that bind the Company and the counterparties, but have no binding effect on the holders of the convertible notes.

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $5.2 million for the second quarter of 2008, $2.0 million for the second quarter of 2007, $9.6 million for the first six months of 2008 and $3.3 million for the first six months of 2007.

5. Stock-Based Compensation

Incentive Compensation Plan

The Company has an incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock awards and restricted stock unit awards, or collectively restricted stock, and stock appreciation rights to employees and directors.

During the six months ended June 30, 2008 and 2007, the Company granted performance-based and time-based restricted stock unit awards, or RSUs, to directors and employees. The Company granted two types of performance-based RSUs. The first type, which was granted to key executives of the Company, calculates the shares to be received based on the Company’s performance relative to a peer group, as defined by the RSU

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during a measurement period, which is generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. The second type of performance-based RSU, which was granted to non-executive officers and shore-side employees, calculates the shares to be received based on the Company’s achievement of pre-determined performance criteria over a three-year period as defined by the RSU agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company.

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

The table below reflects selected financial captions and the related impact stock-compensation expense charges have on the Company’s operating results (in millions, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income before taxes	$2.6	$1.7	$5.6	$3.4

Net income	$1.7	$1.1	$3.6	$2.2

Earnings per common share:
Basic	$0.07	$0.04	$0.14	$0.09

Diluted	$0.06	$0.04	$0.13	$0.08

In addition, the Company capitalized approximately $0.3 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for each of the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company capitalized approximately $0.7 million and $0.6 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects, respectively.

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

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by third party liability policies purchased in commercial marine insurance markets. In March 2008, the terms of entry for both of the Company’s segments contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of June 30, 2008, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the current policy year. In addition, the Company joined a new P&I Club during 2007 and has committed a letter of credit for approximately $0.4 million to its former P&I Club to fund possible future claims for the policy year that expires in 2008.

7. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Trinidad, Mexico, the Middle East and Brazil and operates a shore-base facility in Port Fourchon, Louisiana through its OSV segment. The OSVs and the shore-base facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The tug and tank barge, or TTB, segment primarily operates ocean-going tugs and tank barges in the northeastern United States, GoM, the Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products as well as non-traditional TTB services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and six months ended June 30, 2008 and 2007, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Offshore supply vessels
Domestic	$58,261	$41,734	$112,141	$77,736
Foreign	20,713	6,875	34,285	12,015

	78,974	48,609	146,426	89,751

Tugs and tank barges
Domestic	22,598	24,325	50,500	48,696
Foreign (1)	2,901	2,137	5,067	4,714

	25,499	26,462	55,567	53,410

Total	$104,473	$75,071	$201,993	$143,161

Operating expenses:
Offshore supply vessels	$28,394	$15,620	$54,173	$30,945
Tugs and tank barges	14,905	11,900	28,921	23,680

Total	$43,299	$27,520	$83,094	$54,625

Depreciation:
Offshore supply vessels	$5,329	$2,671	$10,061	$5,297
Tugs and tank barges	2,961	2,269	5,691	4,450

Total	$8,290	$4,940	$15,752	$9,747

Amortization:
Offshore supply vessels	$2,882	$1,408	$5,388	$2,535
Tugs and tank barges	1,836	1,469	4,056	2,723

Total	$4,718	$2,877	$9,444	$5,258

General and administrative expenses:
Offshore supply vessels	$5,604	$3,755	$11,009	$7,469
Tugs and tank barges	3,810	3,896	6,983	7,629

Total	$9,414	$7,651	$17,992	$15,098

Gain on sale of assets:
Offshore supply vessels	$2,001	$1,852	$2,001	$1,842
Tugs and tank barges	—	—	—	—

Total	$2,001	$1,852	$2,001	$1,842

Operating income:
Offshore supply vessels	$38,766	$27,007	$67,796	$45,347
Tugs and tank barges	1,987	6,928	9,916	14,928

Total	$40,753	$33,935	$77,712	$60,275

Deferred drydocking charges:
Offshore supply vessels	$2,228	$1,889	$5,202	$4,832
Tugs and tank barges	3,114	2,493	4,208	5,643

Total	$5,342	$4,382	$9,410	$10,475

Capital expenditures:
Offshore supply vessels	$109,055	$48,150	$284,569	$87,783
Tugs and tank barges	3,846	15,472	8,915	30,059
Corporate	722	1,375	1,638	1,965

Total	$113,623	$64,997	$295,122	$119,807

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2008	As of December 31, 2007
Identifiable assets:
Offshore supply vessels	$1,096,227	$977,847
Tugs and tank barges	261,818	260,896
Corporate	23,526	23,308

Total	$1,381,571	$1,262,051

Long-lived assets:
Offshore supply vessels
Domestic	$802,305	$591,940
Foreign (2)	175,016	125,905

	977,321	717,845

Tugs and tank barges
Domestic	$220,072	222,557
Foreign (1)(2)	10,719	5,149

	230,791	227,706

Corporate	8,431	7,659

Total	$1,216,543	$953,210

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of June 30, 2008 and December 31, 2007, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Acquisitions

Sea Mar Fleet Acquisition

On July 20, 2007, the Company entered into a definitive asset purchase agreement to acquire 20 OSVs and their related business, or the Sea Mar Fleet, from certain affiliates of Nabors Industries, Ltd., or Nabors, for $186.0 million in cash, plus the cost of any fuel inventory on such vessels. The Company also agreed to purchase one newbuild 285 class DP-2 vessel currently under construction with an anticipated fourth quarter 2008 delivery. The expected cost of this vessel, prior to the allocation of construction period interest, is approximately $34.0 million, of which $7.3 million was paid to Nabors at closing. The acquisition closed on August 8, 2007. The Company did not record any goodwill as a result of the acquisition, but recorded accrued liabilities of approximately $6.3 million related to the estimated cost of the regulatory drydocking of acquired vessels expected to be completed within the allocation period. The Company incurred approximately $0.9 million of accounting, legal and regulatory fees related to the Sea Mar Fleet acquisition. As of April 1, 2008, the purchase price allocation was finalized and was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

Property, plant and equipment	$193,210
Construction work in progress	7,324
Inventory	1,008
Accrued liabilities	(6,316)

Purchase price	$195,226

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

General

Our Markets

Our average new generation OSV dayrates have exceeded $21,000 and our average OSV utilization has been at least 90% for the trailing twelve month period ended June 30, 2008. We believe that market conditions for new generation OSVs in the GoM are continuing to show long-term positive trends primarily driven by increased deepwater exploratory drilling, the continued development of deepwater and ultra-deepwater production infrastructure and the dismantling of old structures on the Continental Shelf. We expect these positive trends to create additional opportunities to contract more of our OSVs on long-term charters of two to five years at attractive dayrates. We also believe that demand for vessels with specialty service capabilities has increased as evidenced by an increasing number of our vessels being deployed for non-traditional oilfield services. As of June 30, 2008, over half of our new generation OSV fleet was operating in international areas or performing specialty services such as well stimulation, ROV support, deep-mooring support or working for the military. All of our OSVs operate under time charters, including 17 of the 37 new generation OSVs in our current operating fleet that are chartered under long-term contracts with expiration dates ranging from September 2008 through June 2012. Notably, of the 16 new generation OSVs under our fourth OSV newbuild program, ten of those OSVs have already been committed to multi-year contracts while they were still under construction. These contract awards represent an aggregate total of roughly 44 vessel-years for an average contract-length of 4.4 years at an average dayrate of over $30,000 with contract maturity dates ranging from August 2010 to December 2019.

Our OSVs are currently operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	29
Other U.S. coastlines	4

33

Foreign
Trinidad	4
Mexico	5
Brazil	2
Qatar	2

13

Total OSVs	46

Our tug and tank barge, or TTB, fleet is comprised of a mix of nine double-hulled tank barges, 12 single-hulled tank barges and 17 ocean-going tugs. Our double-hulled tank barge dayrates have exceeded $22,000 and our average double-hulled tank barge utilization has been at least 90% for the trailing twelve month period ended June 30, 2008. Fleetwide TTB average dayrates have been at least $18,000 and, until the second quarter of 2008, average TTB utilization had been in the mid 80% to low 90% range since June 2007. While our second quarter single-hulled and double-hulled tank barge average dayrates have shown increases compared to the sequential and year-ago periods, we recently experienced an overall softening in demand for our single-hulled barges in our primary TTB operating markets that caused our single-hulled tank barge utilization to drop to 37% in the second quarter of 2008. As a result, we elected to stack four single-hulled tank barges and one lower-horsepower tug on various dates during the second quarter of 2008. These soft market conditions are expected to continue through at least the remainder of 2008. The unfavorable revenue impact of stacking these barges is expected to be partially offset by the reduced operating expenses associated with the lower cost of maintaining stacked equipment, including the reduction in cost for three in-chartered tugs whose contracts were not renewed.

Excluding stacked vessels, we have nearly half of our active tank barges operating under time charters, including four that are chartered under long-term contracts with expiration dates ranging from November 2008 through August 2009. The remaining tank barges in our operating fleet are typically contracted under spot time charters or contracts of affreightment, or COAs.

Our active tank barges are currently operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	7
New York Harbor	6
Great Lakes	1

14

Foreign
Puerto Rico	3

3

Total tank barges	17

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

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned and operated during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our conventional OSVs, our shore-base port facility and third-party vessel management services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Offshore Supply Vessels:
Average number of new generation OSVs (1)	35.6	25.0	35.3	25.0
Average new generation OSV fleet capacity (deadweight)	82,682	59,042	81,793	59,042
Average new generation vessel capacity (deadweight)	2,320	2,362	2,316	2,362
Average new generation OSV utilization rate (2)	96.6%	96.7%	94.4%	94.1%
Average new generation OSV dayrate (3)	$22,168	$21,358	$21,613	$20,253
Effective dayrate (4)	$21,414	$20,653	$20,403	$19,058
Tugs and Tank Barges:
Consolidated:
Average number of tank barges (5)	21.0	18.0	20.6	18.0
Average fleet capacity (barrels) (5)	1,745,256	1,549,566	1,720,707	1,549,566
Average barge capacity (barrels)	83,107	86,087	83,272	86,087
Average utilization rate (2)	61.3%	90.9%	73.2%	92.5%
Effective utilization rate (7)	72.1%	90.9%	79.2%	92.5%
Average dayrate (6)	$21,789	$17,772	$20,222	$17,726
Effective dayrate (4)	$13,357	$16,155	$14,803	$16,397
Double-hulled tank barges:
Average utilization rate (2)	93.6%	99.2%	92.4%	97.9%
Average dayrate (6)	$22,449	$22,407	$22,134	$23,042
Effective dayrate (4)	$21,012	$22,228	$20,452	$22,558
Single-hulled tank barges:
Average utilization rate (2)	37.0%	86.7%	59.4%	89.8%
Effective utilization rate (7)	50.2%	86.7%	68.4%	89.8%
Average dayrate (6)	$20,491	$14,697	$18,044	$14,616
Effective dayrate (4)	$7,582	$12,742	$10,718	$13,125

(1)	We owned and operated 36 new generation OSVs as of June 30, 2008. The average number of new generation OSVs above includes the HOS Polestar, a newly constructed 240 ED class OSV that was delivered under our fourth OSV newbuild program in May 2008, and ten new generation OSVs that were acquired in August 2007. Excluded from this data are ten conventional OSVs that were also acquired in August 2007, including the Cape Scott, which was sold in May 2008. We consider these conventional OSVs to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Average dayrate represents average revenue per day, which includes charter hire, crewing services, and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(5)	We owned 21 tank barges as of June 30, 2008. Three double-hulled tank barges, the Energy 6506, Energy 6507 and Energy 6508, were delivered in August 2007, November 2007 and March 2008, respectively, under our second TTB newbuild program.
(6)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.
(7)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days. We stacked four single-hulled tank barges, the Energy 2201, Energy 6501, Energy 5501 and Energy 6504, on various dates throughout the second quarter of 2008. Vessels are considered utilized when they are generating revenues.

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

The following table provides the detailed components of EBITDA, as we define that term, for the three and six months ended June 30, 2008 and 2007, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of EBITDA:
Net income	$25,455	$22,637	$48,538	$40,118
Interest expense (income)
Debt obligations	1,203	4,270	3,043	9,175
Interest income	(235)	(5,772)	(1,227)	(11,780)

Interest, net	968	(1,502)	1,816	(2,605)

Income tax expense	14,392	12,806	27,433	22,773
Depreciation	8,290	4,940	15,752	9,747
Amortization	4,718	2,877	9,444	5,258

EBITDA	$53,823	$41,758	$102,983	$75,291

The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2008 and 2007, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
EBITDA Reconciliation to GAAP:
EBITDA	$53,823	$41,758	$102,983	$75,291
Cash paid for deferred drydocking charges	(5,342)	(4,381)	(9,410)	(10,475)
Cash paid for interest	(11,457)	(11,285)	(11,507)	(11,332)
Cash paid for taxes	(152)	(3,794)	(3,437)	(3,794)
Changes in working capital	(902)	13,734	12,886	15,857
Stock-based compensation expense	2,636	1,689	5,605	3,434
Changes in other, net	(1,609)	(1,658)	(1,542)	(1,876)

Net cash flows provided by operating activities	$36,997	$36,063	$95,578	$67,105

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

The following table provides the detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and six months ended June 30, 2008 and 2007, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense	$2,636	$1,689	$5,605	$3,434
Interest income	235	5,772	1,227	11,780

The following table provides detailed components of net income for the three months ended June 30, 2008 and 2007, respectively (in thousands, except for percentage changes).

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$58,261	$41,734	$16,527	39.6%
Foreign	20,713	6,875	13,838	201.3

	78,974	48,609	30,365	62.5

Tugs and tank barges
Domestic	22,598	24,325	(1,727)	(7.1)
Foreign (1)	2,901	2,137	764	35.8

	25,499	26,462	(963)	(3.7)

Total	$104,473	$75,071	$29,402	39.2%

Operating expenses:
Offshore supply vessels	$28,394	$15,620	$12,774	81.8%
Tugs and tank barges	14,905	11,900	3,005	25.3

Total	$43,299	$27,520	$15,779	57.3%

Depreciation and amortization:
Offshore supply vessels	$8,211	$4,079	$4,132	101.3%
Tugs and tank barges	4,797	3,738	1,059	28.3

Total	$13,008	$7,817	$5,191	66.4%

General and administrative expenses
Offshore supply vessels	$5,604	$3,755	$1,849	49.2%
Tugs and tank barges	3,810	3,896	(86)	(2.2)

Total	$9,414	$7,651	$1,763	23.0%

Gain on sale of assets:
Offshore supply vessels	$2,001	$1,852	$149	8.0%
Tugs and tank barges	—	—	—	—

Total	$2,001	$1,852	$149	8.0%

Operating income:
Offshore supply vessels	$38,766	$27,007	$11,759	43.5%
Tugs and tank barges	1,987	6,928	(4,941)	(71.3)

Total	$40,753	$33,935	$6,818	20.1%

Interest expense	$1,203	$4,270	$(3,067)	(71.8)%

Interest income	$235	$5,772	$(5,537)	(95.9)%

Income tax expense	$14,392	$12,806	$1,586	12.4%

Net income	$25,455	$22,637	$2,818	12.4%

(1)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues. Revenues for the three months ended June 30, 2008 were higher than the same period in 2007, primarily due to the full or partial-quarter contribution from newly constructed or acquired vessels added to our fleet since June 30, 2007 and, to a lesser extent, continued favorable market conditions in our OSV segment. As of June 30, 2008, our weighted-average operating fleet was 81.3 vessels compared to 57.0 vessels as of June 30, 2007.

Revenues from our OSV segment increased $30.4 million, or 62.5%, to $79.0 million for the three months ended June 30, 2008 compared to the same period in 2007. The increase in revenues is primarily the result of the Sea Mar Fleet acquisition in August 2007, higher new generation OSV effective dayrates and the delivery of one 240 ED OSV under our fourth OSV newbuild program in May 2008. The additional revenues generated by the newly constructed or acquired vessels accounted for a $24.1 million increase in OSV revenues, which was supplemented by a $6.3 million increase in revenue related to higher effective dayrates for the OSVs that were in service during each of the quarters ended June 30, 2008 and 2007. New generation OSV average dayrates improved and utilization remained strong primarily due to sustained market strength in the GoM. Our new generation OSV average dayrate was $22,168 for the second quarter of 2008 compared to $21,358 for the same period in 2007, an increase of $810 or 3.8%. Domestic revenues for our OSV segment for the second quarter of 2008 increased $16.5 million on the basis of our fleet growth and strong market conditions in the GoM. Foreign revenues for our OSV segment during the second quarter of 2008 were $13.8 million higher than the second quarter of 2007 due mainly to the full and partial-quarter contribution of nine incremental vessels operating in foreign markets.

Revenues from our TTB segment decreased $1.0 million, or 3.7%, to $25.5 million for the three months ended June 30, 2008 compared to the same period in 2007. The decrease in revenues was primarily the result of an overall decrease in demand for our single-hulled vessels, partially offset by the full-quarter contribution from three newbuild double-hulled tank barges, which were placed in service on various dates during the latter half of 2007 and the first quarter of 2008. Our double-hulled tank barge average dayrates were $22,449 for the three months ended June 30, 2008, which was in-line with the same period in 2007. Our double-hulled tank barge utilization was 93.6% for the three months ended June 30, 2008 compared to 99.2% for the same period in 2007, primarily due to a market-driven shift in contract mix from time charters to COAs. Our single-hulled tank barge average dayrates were $20,491 for the three months ended June 30, 2008, an increase of $5,794, or 39.4%, from $14,697 for the same period in 2007. The increase in our single-hulled tank barge average dayrates was due to the ability of our TTB equipment to provide non-traditional tank barge services to one of our upstream customers. Excluding the incremental impact of this upstream job, dayrates for single-hulled tank barges for the second quarter of 2008 would have been $16,303. Our single-hulled tank barge utilization was 37.0% for the three months ended June 30, 2008 compared to 86.7% for the same period in 2007 due to recent soft market conditions in the Northeast U.S. for our single-hulled tank barges. These weak conditions led to our decision to stack four of those vessels on various dates during the second quarter of 2008. Our effective single-hulled tank barge utilization, which excludes the impact of stacked tank barges, was 50.2% for the three months ended June 30, 2008. Foreign revenues for our TTB segment during the second quarter of 2008 increased by $0.8 million due to full-quarter contribution of one additional tank barge operating in foreign waters compared to the same period in 2007.

Operating Expenses. Operating expenses for the three months ended June 30, 2008 increased 57.3% to $43.3 million compared to the same period in 2007, primarily due to the vessels added to our operating fleet through newbuild deliveries or acquisition since June 2007. In addition, higher crew compensation costs, including FAS 123R stock-based compensation expense, and increased fuel costs contributed to the increase in operating expenses. We expect cash operating expenses per vessel-day in fiscal 2008 for each segment to increase by 5% to 10% over fiscal 2007.

Operating expenses for our OSV segment were $28.4 million, an increase of $12.8 million, or 81.8%, for the three months ended June 30, 2008 compared to $15.6 million in the same period of 2007. Recently acquired or newly constructed vessels added since June 30, 2007 accounted for $9.1 million of the increase in OSV operating expenses. Personnel costs, including FAS 123R stock-based compensation related to restricted stock unit awards granted to OSV mariners, insurance costs, and incremental port lease expenses associated with the January 2008 acquisition of lease rights for an additional shore-base facility, formerly known as the Rowan Base, adjacent to our current shore-base facility, HOS Port, comprised the remaining $3.7 million of OSV operating expense increases. Average daily operating expense per vessel for the OSV segment is also expected to further increase commensurate with the delivery of larger, more complex vessels under our fourth OSV newbuild program and our MPSV program.

Operating expenses for our TTB segment were $14.9 million, an increase of $3.0 million, or 25.3%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase in operating expenses for our TTB segment was mainly driven by six additional vessels delivered under our second TTB newbuild program since June 2007, higher fuel costs due to an increased number of vessels working under COAs and increased personnel costs, including greater FAS 123R stock-based compensation related to restricted stock unit awards granted to TTB mariners. The increase in operating expense was partially offset by the stacking of four single-hulled tank barges and one tug during the second quarter 2008. Average daily operating expense per vessel for the TTB segment is expected to decrease for the remainder of 2008 commensurate with the stacking of vessels and non-renewal of contracts for in-chartered tugs.

Depreciation and Amortization. Depreciation and amortization was $5.2 million higher for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to higher depreciation related to 20 OSVs acquired in August 2007, seven newly constructed or rebuilt vessels placed in service since June 2007 under our newbuild programs and incremental amortization of drydock costs and amortization of our intangible lease rights to a new shore-base port facility acquired in January 2008. Drydock amortization costs increased due to a greater number of our vessels, including those in service during each of the three months ended June 30, 2008 and 2007, that incurred their first 30 or 60 month regulatory drydocking since June 2007. The increase in amortization expense was also impacted by higher per-unit drydocking costs related to inflationary cost trends with shipyards and other key vendors we utilize for drydock events. Depreciation and amortization expense is expected to increase from current levels when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30 and 60 month recertifications.

General and Administrative Expense. General and administrative expenses of $9.4 million, or 9.0% of revenues, increased by $1.8 million for the three months ended June 30,

2008 compared to the same period in 2007. Higher personnel costs, including greater FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees, was the primary reason for the increase in general and administrative expenses. Our general and administrative expenses, inclusive of FAS 123R expenses, are expected to be approximately 9% to 10% of revenues for fiscal 2008.

Gain on Sale of Assets. During the second quarter of 2008, we sold one foreign-flagged conventional OSV, the Cape Scott, for net cash proceeds of approximately $3.1 million, which resulted in a $2.0 million gain on sale of assets. During the second quarter of 2007, we recorded a $1.9 million gain in our OSV segment from the sale of our only fast supply vessel, the HOS Hotshot, for net cash proceeds of approximately $5.9 million.

Operating Income. Operating income increased by 20.1%, or $6.8 million, to $40.8 million for the three months ended June 30, 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 49.1% for the three months ended June 30, 2008, compared to 55.6% for the same period in 2007. The primary driver of this margin decrease was the increase in operating expenses discussed above. Operating income as a percentage of revenues for our TTB segment was 7.8% for the three months ended June 30, 2008, compared to 26.2% for the same period in 2007. The primary drivers of this margin decrease were lower utilization in our TTB segment for our single-hulled tank barges and the increase in operating expenses discussed above.

Interest Expense. Interest expense decreased $3.1 million for the three months ended June 30, 2008 compared to the same period in 2007, primarily as a result of a $3.2 million increase in capitalized interest. Capitalized interest increased as a result of higher newbuild construction and conversion activity and is expected to further increase commensurate with additional construction and conversion activity anticipated for the remainder of 2008. The decrease in interest expense was partially offset by the incremental interest incurred on an average balance under our revolving credit facility of $18.0 million for the three months ended June 30, 2008 compared to a zero balance outstanding under such facility for the same period in 2007.

Interest Income. Interest income for the three months ended June 30, 2008 decreased $5.5 million primarily due to lower invested cash balances. Cash balances were impacted by cash outflows for the Sea Mar Fleet acquisition in August 2007, the Superior Achiever acquisition in January 2008 and the acquisition in January 2008 of a leasehold interest in an additional shore-base facility adjacent to HOS Port, as well as by cash paid for ongoing newbuild and conversion programs. Our average cash balance for the three months ended June 30, 2008 was $34.9 million compared to $439.6 million for the same period in 2007. The average interest rate earned on our invested cash balances during the second quarter of 2008 was 2.4% compared to 5.4% for the same period in 2007.

Income Tax Expense. Our effective tax rate was 36.1% for each of the three months ended June 30, 2008 and 2007. Our income tax expense primarily consists of deferred taxes generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 12.4%, or $2.8 million, to $25.5 million for the three months ended June 30, 2008 primarily due to the increase in operating income discussed above, which was partially offset by increased tax expense.

The following table provides detailed components of net income for the six months ended June 30, 2008 and 2007, respectively (in thousands, except for percentage changes).

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$112,141	$77,736	$34,405	44.3%
Foreign	34,285	12,015	22,270	185.4

	146,426	89,751	56,675	63.1

Tugs and tank barges
Domestic	50,500	48,696	1,804	3.7
Foreign (1)	5,067	4,714	353	7.5

	55,567	53,410	2,157	4.0

Total	$201,993	$143,161	$58,832	41.1%

Operating expenses:
Offshore supply vessels	$54,173	$30,945	$23,228	75.1%
Tugs and tank barges	28,921	23,680	5,241	22.1

Total	$83,094	$54,625	$28,469	52.1%

Depreciation and amortization:
Offshore supply vessels	$15,449	$7,832	$7,617	97.3%
Tugs and tank barges	9,747	7,173	2,574	35.9

Total	$25,196	$15,005	$10,191	67.9%

General and administrative expenses
Offshore supply vessels	$11,009	$7,469	$3,540	47.4%
Tugs and tank barges	6,983	7,629	(646)	(8.5)

Total	$17,992	$15,098	$2,894	19.2%

Gain on sale of assets:
Offshore supply vessels	$2,001	$1,842	$159	8.6%
Tugs and tank barges	—	—	—	—

Total	$2,001	$1,842	$159	8.6%

Operating income:
Offshore supply vessels	$67,796	$45,347	$22,449	49.5%
Tugs and tank barges	9,916	14,928	(5,012)	(33.6)

Total	$77,712	$60,275	$17,437	28.9%

Interest expense	$3,043	$9,175	$(6,132)	(66.8)%

Interest income	$1,227	$11,780	$(10,553)	(89.6)%

Income tax expense	$27,433	$22,773	$4,660	20.5%

Net income	$48,538	$40,118	$8,420	21.0%

(1)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues. Revenues for the six months ended June 30, 2008 were $202.0 million, or 41.1% higher than the same period in 2007 primarily due to vessels that were added to our fleet since June 2007 and improved market conditions for our new generation OSVs.

Revenues from our OSV segment increased $56.7 million, or 63.1%, to $146.4 million for the six months ended June 30, 2008 compared to the same period in 2007. The increase in revenues is primarily the result of the growth of our fleet through acquisition and new vessel construction and higher new generation OSV effective dayrates. Revenues generated by the vessels acquired in the Sea Mar Fleet acquisition and vessels placed in service under our fourth OSV newbuild program accounted for approximately $42.8 million of the OSV revenue increase. The remaining $13.9 million of the OSV revenue increase was attributable to higher effective dayrates for the vessels that were in service during each of the six months ended June 30, 2008 and 2007. Our new generation OSV average dayrate was $21,613 for the first half of 2008 compared to $20,253 for the same period in 2007, an increase of $1,360 or 6.7%. OSV utilization was 94.4% for the first half of 2008 compared to 94.1% for the same period in 2007. Domestic revenues for our OSV segment for the first half of 2008 increased $34.4 million compared to the same period in 2007 due to fleet growth and strong market conditions in the GoM. Foreign revenues for our OSV segment during the first half of 2008 increased by $22.3 million primarily due to additional vessels operating in foreign waters as a result of the Sea Mar Fleet acquisition.

Revenues from our TTB segment increased $2.2 million, or 4.0%, to $55.6 million for the six months ended June 30, 2008 compared to the same period in 2007. The increase in revenues was the result of a full-period contribution from two newbuild double-hulled tank barges and the partial-period contribution from one double-hulled tank barge, which were placed in service in August 2007, November 2007 and March 2008, respectively, and, to a lesser extent the effect of non-traditional TTB services provided to an upstream customer in the GoM. The increase in TTB revenues was offset, in part, by soft market conditions for our single-hulled vessels that resulted in the stacking of four single-hulled tank barges on various dates during the second quarter of 2008. Our double-hulled tank barge average dayrates were $22,134 for the six months ended June 30, 2008, a decrease of $908, or 3.9%, from $23,042 for the same period in 2007. Our double-hulled tank barge utilization was 92.4% for the six months ended June 30, 2008 compared to 97.9% for the same period in 2007. The decrease in double-hulled tank barge utilization was largely due to a market-driven shift in contract mix from time charters to COAs. Our single-hulled tank barge average dayrates were $18,044 for the six months ended June 30, 2008, an increase of $3,428, or 23.5%, from $14,616 for the same period in 2007. The increase in single-hulled tank barge average dayrates was a result of non-traditional services provided by our TTB equipment to an upstream customer. Excluding the incremental impact of this upstream job, dayrates for single-hulled tank barges for the first half of 2008 would have been $15,862. Our single-hulled tank barge utilization was 59.4% for the six months ended June 30, 2008 compared to 89.8% for the same period in 2007. The decrease in single-hulled tank barge utilization was primarily driven by soft market conditions that prevailed throughout the second quarter of 2008, which ultimately resulted in the stacking of four single-hulled barges. Our effective single-hulled tank barge utilization, which excludes the impact of stacked tank barges, was 68.4% for the six months ended June 30, 2008. Foreign revenues for our TTB segment during the first half of 2008 increased by $0.4 million due to the partial-period contribution of one additional tank barge operating in foreign waters compared to the same period in 2007.

Operating Expenses. Operating expenses for the six months ended June 30, 2008 increased 52.1% to $83.1 million compared to the same period in 2007, primarily due to the vessels added to our operating fleet through acquisition or newbuild deliveries since June 2007. In addition, higher fleet personnel costs, including FAS 123R stock-based compensation expense, fuel and insurance costs contributed to the increase in operating expenses. Daily operating costs per vessel have trended higher by approximately 10% to 15% for the first half of 2008 over first-half 2007 levels for vessels that operated in both of our segments during each of these periods.

Operating expenses for our OSV segment were $54.2 million, an increase of $23.2 million, or 75.1%, for the six months ended June 30, 2008 compared to $30.9 million in the same period of 2007. Vessels added to our fleet since June 2007 accounted for $17.0 million of the OSV operating expense increase. Personnel costs, including FAS 123R stock-based compensation related to restricted stock unit awards granted to OSV mariners, insurance costs and incremental port lease expenses were the primary drivers for the remaining $6.2 million of the OSV operating expense increase.

Operating expenses for our TTB segment were $28.9 million, an increase of $5.2 million, or 22.1%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase in operating expenses for our TTB segment were mainly driven by the addition of vessels delivered under our second TTB newbuild program, higher fuel costs resulting from a market-driven shift in contract mix from time charters to COAs, and increased personnel costs, including greater FAS 123R stock-based compensation related to restricted stock unit awards granted to TTB mariners.

Depreciation and Amortization. Depreciation and amortization was $10.2 million higher for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to incremental depreciation related to 20 OSVs acquired in August 2007, six vessels that were placed in service under our second TTB newbuild program and one OSV that was placed in service under our fourth OSV newbuild program since June 2007.

General and Administrative Expense. General and administrative expenses of $18.0 million, or 8.9% of revenues, increased by $2.9 million for the six months ended June 30, 2008 compared to the same period in 2007. The increase in general and administrative expense is primarily due to higher personnel costs, including greater FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees.

Gain on Sale of Assets. During the first six months of 2008, we recorded a $2.0 million gain related to the sale of a conventional OSV. During the first six months of 2007, we sold a fast supply vessel and recorded a $1.9 million gain.

Operating Income. Operating income increased by 28.9%, or $17.4 million, to $77.7 million for the first six months of 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 46.3% for the six months ended June 30, 2008 compared to 50.5% for the same period in 2007. The primary driver of this margin decrease was the increase in operating expenses discussed above. Operating income as a percentage of revenues for our TTB segment was 17.8% for the six months ended June 30, 2008 compared to 27.9% for the same period in 2007. This margin decrease primarily relates to the soft market conditions for our single-hulled tank barges during the second quarter of 2008 and the increase in operating expenses discussed above.

Interest Expense. Interest expense decreased $6.1 million for the six months ended June 30, 2008 compared to the same period in 2007, primarily as a result of a $6.3 million increase in capitalized interest. The increase in capitalized interest resulted from higher cash outlays associated with our ongoing newbuild and conversion programs. The decrease in interest expense was partially offset by the incremental interest incurred on an average balance under our revolving credit facility of $9.2 million for the six months ended June 30, 2008 compared to a zero balance outstanding under such facility for the same period in 2007.

Interest Income. Interest income decreased $10.6 million for the six months ended June 30, 2008 primarily resulting from lower invested cash balances, which were driven by cash outflows for the Sea Mar Fleet acquisition in August 2007, the acquisition of the Superior Achiever in January 2008, the acquisition of a leasehold interest in a new port facility adjacent to our existing shore-base facility in January 2008 and cash paid for ongoing newbuild and conversion programs. Our average cash balance for the six months ended June 30, 2008 was $96.1 million compared to $451.6 million for the same period in 2007. The average interest rate earned on our invested cash balances during the six months ended June 30, 2008 was 3.7%, compared to 5.5% for the same period in 2007.

Income Tax Expense. Our effective tax rate was 36.1% and 36.2% for the six months ended June 30, 2008 and 2007, respectively. Our income tax expense primarily consists of deferred taxes generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate, primarily due to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 21.0%, or $8.4 million, to $48.5 million for the six months ended June 30, 2008 primarily due to the increase in operating income discussed above, which was partially offset by increased tax expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly throughout 2008.

We have from time to time made, and will continue to make additional, short-term draws on our revolving credit facility to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including, but not limited to, OSVs, MPSVs, AHTS vessels, ocean-going tugs, tank barges, tankers and other specialty vessels, as needed to take advantage of the market demand for such vessels.

We believe that our current working capital, projected cash flows from operations and available capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the foreseeable future. These sources of cash were available to fund our recent acquisitions, and will continue to fund our previously announced vessel newbuild and conversion programs, including the expansion of such programs announced since their commencement. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” below, may affect our financial condition or results of operations. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing.

As of June 30, 2008, we had total cash and cash equivalents of $18.7 million. The January 2008 acquisition costs for the Superior Achiever and lease rights for an additional shore-base facility adjacent to HOS Port (formerly known as the Rowan Base), and the remaining construction costs related to our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program have been and will continue to be, funded, in part, with cash on hand, projected cash flows from operations and borrowings available under our recently expanded revolving credit facility. Based on the timing of shipyard milestones, we borrowed $40 million under our $250 million revolving credit facility during the second quarter of 2008. As of June 30, 2008, we had $209.6 million of credit immediately available under our revolving credit facility. Subsequent to June 30, 2008, we have drawn an additional $60 million for major milestone payments under our MPSV program and the total amount outstanding under our revolving credit facility as of July 31, 2008 was $100.0 million. The pricing grid on funded draws under our revolving credit facility ranges from 50 basis points, or bps, to 150 bps over the London Interbank Offered Rate for the U.S. Dollar, or LIBOR. Based on our leverage ratio as defined under the revolving credit facility as of June 30, 2008, our interest rate was based on LIBOR plus 100 bps, or a floating rate of roughly 3.8%. The extent and timing of further draws on our revolving credit facility are primarily dependent upon shipyard schedules and the achievement of construction milestones. Depending on a host of variables and modeling assumptions, including whether we sell certain non-core assets, we are projecting the high-point of our aggregate construction draw schedule to result in a peak draw under our revolving credit facility of approximately $200 million sometime in early to mid-2009. However, any such draw is currently projected to be repaid in full during mid-2010 and we project to replenish our cash position to approximately $150 million by the end of 2010.

On June 6, 2008, we announced that we had retained J.P. Morgan Securities Inc. to act as our financial advisor in a thorough review of strategic alternatives for our TTB segment. This review will consider possible alternatives available to us for the TTB segment, including: (i) potential further growth by acquisitions, mergers or consolidations; (ii) potential disposition or monetization of all or a portion of our ownership interests in the TTB segment; (iii) other potential restructuring transactions involving the use of a master limited partnership, or MLP, structure; or (iv) maintaining the status quo. The ultimate outcome of our review of strategic alternatives regarding the TTB segment could have an impact on our liquidity and capital resources. As of June 30, 2008, no decision had been made and we expect to announce additional details regarding our plans for the TTB segment prior to the end of 2008.

In April 2008, Superior Offshore International, Inc., or Superior Offshore, announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore will continue to operate its business as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. Superior Offshore is the charterer of the Superior Achiever, a vessel that we acquired from Superior Offshore in January 2008, which is currently under construction with an expected delivery in the fourth quarter of 2008. Given the bankruptcy filing of Superior Offshore, we expect them to breach their charter of the Superior Achiever; however, we believe that we have mitigated our risk of loss under such charter through funds received under a letter of credit provided by Superior Offshore.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $95.6 million for the six months ended June 30, 2008 and $67.1 million for the six months ended June 30, 2007. The increase in operating cash flows for the six months ended June 30, 2008 was primarily the result of the growth of our operating fleet and an increase in effective dayrates in our OSV segment. The first-half increase in cash flows from operations reflects a full-period contribution from the OSVs that were acquired in August 2007 and two additional double-hulled newbuild tank barges that were placed in service during the latter half of 2007; and the partial-period contribution from one double-hulled newbuild tank barge and one 240 ED class OSV placed in service in March 2008 and May 2008, respectively. Our cash flows from operations should continue to be positively impacted in 2008 by a full-year contribution of revenue from the acquired Sea Mar Fleet and newly constructed vessels delivered during 2007 and a partial-year of revenue contribution from vessels delivered or to be delivered on various dates throughout 2008 under our MPSV program and our fourth OSV newbuild program, as well as the double-hulled tank barge that was delivered in March 2008.

Investing Activities. Net cash used in investing activities was $292.0 million for the six months ended June 30, 2008 and $113.9 million for the six months ended June 30, 2007. Cash utilized in the first six months of 2008 primarily consisted of construction costs incurred for our ongoing newbuild construction and conversion programs, acquisition costs for the Superior Achiever and the lease rights for an additional shore-base facility adjacent to HOS Port. These investing activities were partially offset by approximately $3.1 million in net cash proceeds from the May 2008 sale of the Cape Scott, a conventional OSV acquired in August 2007. Cash utilized in the first six months of 2007 primarily consisted of construction costs incurred for our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program, which was partially offset by approximately $5.9 million in net cash proceeds from the sale of a fast supply vessel in April 2007. Investing activities for the remainder of 2008 are expected to include additional costs related to our current newbuild and conversion programs, possible retrofit and construction of additional vessels, possible additional acquisitions and other capital expenditures, including discretionary vessel modifications and corporate projects. Investing activities for the remainder of 2008 may be offset by the net cash proceeds of possible additional sales of non-core assets.

Financing Activities. Net cash provided by financing activities of $41.6 million for the six months ended June 30, 2008 primarily resulted from the $40.0 million in proceeds received from borrowings under our revolving credit facility and the net proceeds from common stock issued under employee benefit programs. Net cash provided by financing activities of $1.4 million for the six months ended June 30, 2007 resulted from the net proceeds from common stock issued under employee benefit programs. Financing activities for the remainder of 2008 are expected to include additional proceeds from borrowings under our recently expanded revolving credit facility discussed above.

Contractual Obligations

Debt

As of June 30, 2008, we had total debt of $589.6 million, net of original issue discount. Our debt is comprised of $299.6 million of our 6.125% senior notes due 2014, $250.0 million of our 1.625% convertible senior notes due 2026 and $40.0 million in borrowings under our revolving credit facility. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes bear interest at an annual rate of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing the new revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined leverage ratio. As of June 30, 2008, the floating interest rate on our revolving credit facility was LIBOR plus 100 bps, or approximately 3.8%.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred, before construction period interest, during the three and six months ended June 30, 2008 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$43.1	$151.0	$296.9	$450.0	4Q2008 – 4Q2009
OSV newbuild program #4 (3)	53.7	88.9	177.8	480.0	2Q2008 – 4Q2010
TTB newbuild program #2 (4)	3.4	7.2	76.2	77.0	3Q2007 – 3Q2008

Total:	$100.2	$247.1	$550.9	$1,007.0

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

(2)	Our MPSV program consists of two coastwise sulfur tankers that are being converted into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and two T-22 class DP-3 new generation MPSVs that are being constructed in foreign shipyards. The first converted DP-2 MPSV is expected to be delivered from the shipyard in the fourth quarter of 2008, while the second converted DP-2 MPSV is expected to be delivered in mid-2009. The first newbuild DP-3 MPSV is expected to be delivered from the shipyard during the fourth quarter of 2008, while the second newbuild DP-3 MPSV is expected to be delivered during the fourth quarter of 2009. Based on internal estimates, the aggregate cost of this program is expected to be approximately $450.0 million, including the acquisition cost of the Superior Achiever.
(3)	During the second quarter of 2008, we negotiated to increase the size and/or capabilities of eight of the 16 vessels currently planned or under construction under our fourth OSV newbuild program, including the upgrade of two previously announced 250 EDF class OSVs into two new proprietary 290 class OSVs, one of which is already committed to a multi-year charter for well-stimulation service in the GoM. We have increased the total project budget by approximately $87 million to reflect the recent change in vessel mix and additional customer-driven, revenue-generating mission equipment and/or design enhancements required by multi-year specialty service time charters already awarded to six other vessels in this program. This newbuild program is now comprised of vessel construction at three domestic shipyards to build six 240 ED class OSVs, seven 250 EDF class OSVs and three 290 class OSVs, respectively. Twelve of these 16 new generation DP-2 OSVs have been awarded contracts prior to their shipyard delivery. We accepted delivery of the first two of the 240 ED class OSVs under this program, the HOS Polestar and the HOS Shooting Star, in May 2008 and July 2008, respectively. These vessels were immediately chartered to customers in Brazil and in the GoM. In addition, the first of the 250 EDF class vessels, the HOS Mystique, was delivered from the shipyard in April 2008 to undergo conversion for ROV support services under a multi-year charter commencing in the third quarter of 2008. We have secured long-term commitments ranging from two to ten years for nine of the remaining 13 vessels, which are expected to be delivered at a rate of about one to two per quarter through 2010. Based on internal estimates, the aggregate cost of this program is expected to be approximately $480.0 million.
(4)	Our second TTB newbuild program consisted of vessel construction contracts with three domestic shipyards to build three 60,000-barrel double-hulled tank barges and retrofit four 3,000 horsepower ocean-going tugs that were purchased in July 2006. We delivered the three newbuild double-hulled tank barges, the Energy 6506, Energy 6507 and Energy 6508, and three of the four retrofitted ocean-going tugs, the Michigan Service, Huron Service, and Superior Service, on various dates throughout the latter half of 2007 and first half of 2008. The final retrofitted tug, the Erie Service, was placed in service in July 2008 and marks the completion of our second TTB newbuild program. We estimate the aggregate cost of this program to be approximately $77.0 million.

During fiscal 2008, we expect to drydock a total of eighteen OSVs, four tugs and ten tank barges for recertification and discretionary vessel enhancements, to acquire additional equipment for our OSVs to support subsea operations, to acquire an additional shore-base port facility and to incur non-vessel capital expenditures primarily related to information technology initiatives, shore-side transportation assets and corporate projects. The following table summarizes the costs incurred for these purposes for the three and six months ended June 30, 2008 and 2007, and the projected costs for the year ended December 31, 2008 (in millions and prior to construction period interest, as applicable):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2008	2007	2008	2007	2008
	Actual	Actual	Actual	Actual	Forecast (2)
Maintenance Capital Expenditures:
Deferred drydocking charges	$5.3	$4.4	$9.4	$10.5	$19.4
Other vessel capital improvements (1)	6.0	4.9	14.0	6.5	24.2
Miscellaneous non-vessel additions	0.3	1.6	22.5	2.5	28.1

Total:	$11.6	$10.9	$45.9	$19.5	$71.7

(1)	Other vessel capital improvements include costs for the regulatory drydocking of acquired vessels that were included in our purchase allocation for the Sea Mar Fleet. During the three and six months ended June 30, 2008, we incurred $3.7 million and $5.0 million to recertify these vessels, respectively. We forecast the total cash outlay for these drydockings to be approximately $6.0 million for fiscal 2008.
(2)	Included in the 2008 forecast of other vessel capital improvements is approximately $14.7 million related to the acquisition of revenue-generating modular equipment, such as remotely operated vehicles. Included in the 2008 forecast of non-vessel related capital expenditures is approximately $22.6 million related to the recent expansion of and improvements to HOS Port.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of our assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. We give no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include: our inability to successfully and timely complete our various vessel construction and conversion programs, especially our MPSV program, which involves the construction and integration of highly complex vessels and systems; unsuccessful operations of our MPSVs, which are a class of vessels that we have not previously owned or operated; the inability to successfully market our MPSVs at dayrates that we have forecasted; our inability to re-charter the Superior Achiever due to the bankruptcy proceedings involving Superior Offshore International, Inc.; further weakening of demand for our TTB services; our inability to offset the loss of TTB revenues with OSV revenue increases; our inability to effectively curtail TTB operating expenses from stacked vessels; unplanned customer suspensions; cancellations or non-renewals of vessel charters, or their failure to finalize commitments to charter vessels; loss of customers; uncollectible accounts receivable; the financial stability of our customers; industry risks; activity levels in the energy markets; changes in capital spending budgets by customers; effects of competition; fluctuations in oil and natural gas prices; variations in demand for vessel services; changes in demand for refined production products or methods of delivery; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; changes in laws that affect our domestic or international operations; less than anticipated subsea infrastructure demand activity in the GoM and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks; weather related risks; the ability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; our ability to successfully integrate acquisitions; our ability to maintain adequate levels of insurance; drydocking delays and cost overruns and related risks; vessel accidents; oil spills; acts of terrorism; unexpected litigation and insurance expenses; our ability to finance operations or access debt and equity markets; fluctuations in foreign currency valuations compared to the U.S. dollar; risks associated with foreign operations and the expansion thereof; adverse domestic or foreign tax consequences; the strength of the global economy in general and the strength of the economies of the countries in which we conduct our operations in particular; that a strategic transaction involving the TTB business may not occur at all or within the expected timeframe or may occur on terms and conditions that are less favorable than expected; further weakening of demand for TTB services; that the TTB business will continue to be a stable source of cash flow; the ability to maintain our reputation and promote our vessels and services and other risks described under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of the foregoing risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in November 2006. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 10% change from our closing share price of $56.51 as of June 30, 2008 would not have an impact on such transactions.

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of June 30, 2008 would have no material impact on such investments.

Changes in interest rates would not impact our interest expense for our long-term fixed interest rate 6.125% senior notes and 1.625% convertible senior notes. However, changes in interest rates would impact the fair value of such notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026. The effective interest rate on such notes is 2.04%. A hypothetical 10% change in interest rates as of June 30, 2008 would have no impact on our interest expense for our fixed interest rate debt.

Our revolving credit facility, of which $40.0 million was drawn as of June 30, 2008, has a variable interest rate and, therefore, is subject to interest rate risk. A hypothetical 10% change in interest rates as of June 30, 2008 would not have a material impact on our interest expense for our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June  30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A – Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in response to Item 1A to Part I of Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

Election of Class III Directors

On May 28, 2008, we held our 2008 Annual Meeting of Stockholders. At that meeting, Todd M. Hornbeck and Patricia B. Melcher were re-elected to serve on our Board of Directors as Class III directors until our 2011 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified or until their earlier resignation or removal. As to each of the foregoing directors, the number of shares cast for or against their re-election, as well as the number of abstentions and broker non-votes, was as follows:

Name	For	Against	Abstentions/Broker Non-votes
Todd M. Hornbeck	20,792,219	—	2,417,767
Patricia B. Melcher	20,841,563	—	2,368,423

The other directors continuing in office after the meeting were Larry D. Hornbeck, Steven W. Krablin, David A. Trice, Bruce W. Hunt and Bernie W. Stewart.

Ratify Appointment of Auditors

At the 2008 Annual Meeting of Stockholders, our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008 to conduct our annual audits and quarterly reviews of financial statements and tax and other advisory services. The number of shares cast for or against this matter, as well as the number of abstentions and broker non-votes, was as follows:

For	Against	Abstentions/Broker Non-votes
23,164,566	33,788	11,631

Item 5—Other Information

Change in Control Agreements. The Company has employment agreements with its three most senior executive officers. Based on the compensation committee’s determination that it was in the Company’s best interest to treat all named executive officers similarly in the event of a change of control, effective August 5, 2008, the Company entered into Change in Control Agreements with Messrs. Samuel A. Giberga and John S. Cook. Under the terms of such Change in Control Agreements, each of Messrs. Giberga and Cook is entitled to payments and benefits upon the occurrence of specified events including termination of employment following a change in control of the Company. In the case of each Change in Control Agreement, the terms of the termination and change in control arrangements were established through a process of arms-length negotiations between the Company and such named executive officers, and the rights to potential payments upon termination following a change in control are substantially similar to those described in the employment agreements of our three most senior executive officers.

Messrs. Giberga and Cook have each agreed that they will not (i) during the term of their respective agreements and for a period of two years after termination, be employed by or associated with or own more than 5% of the outstanding securities of any entity that competes with us in the locations in which we operate or accept employment with or payments from any of our clients or customers who did business with us while employed by us, or (ii) during the term of their respective agreements and for a period of one year after termination, solicit any of our employees to terminate their employment.

If we should undergo a change in control while the Change in Control Agreements are in effect and either of Messrs. Giberga or Cook is either constructively or actually terminated under the conditions set forth in his agreement, then he will be entitled to receive, in general, one and one-half (1 1/2) times his salary for the year in which the termination occurs, one and one-half (1 1/2) times the cash incentive compensation and bonus, if applicable, he received for the previous year, and eighteen (18) months of medical and other insurance benefits from the date of termination. To the extent that such medical benefits may be taxable to the employee or his dependents, the Company would gross up the employee for such taxes based on the employee’s actual tax rate. In addition, upon a change in control (i) his unvested stock options and time-based restricted stock awards would vest upon the termination event; and (ii) his performance-based restricted stock awards would vest at the greater of the base share amount or the number of shares that would have vested on the date of his termination as if such date were the end of the performance period (as such term is used in the applicable restricted stock award agreement).

Should any of the payments made to Messrs. Giberga or Cook, whether paid or payable pursuant to the terms of the Change in Control Agreements or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any equity incentive compensation plan, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing, subject him to excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, he will also be entitled to a “gross up” payment equal to such excise tax.

The foregoing description of the Change in Control Agreements are a summary only, do not purport to be complete and are qualified in their entirety by reference to each Change in Control Agreement, copies of which are filed herewith as Exhibits 10.1 and 10.2 to this Form 10-Q and are incorporated in this Item 5 by reference.

Item 6—Exhibits

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number		Description of Exhibit
4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).
4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s amended Registration Statement on Form 8-A/A filed September 3, 2004).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

*10.1†	—	Change in Control Agreement dated effective August 5, 2008 by and between Samuel A. Giberga and the Company.

*10.2†	—	Change in Control Agreement dated effective August 5, 2008 by and between John S. Cook and the Company.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 8, 2008	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer