Form 10-Q
period 2008-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2008-11-10
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The total number of shares of common stock, par value $.01 per share, outstanding as of September 30, 2008 was 25,870,871.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,335	$173,552
Accounts receivable, net of allowance for doubtful accounts of $1,197 and $1,048, respectively	91,936	77,647
Other current assets	11,400	9,386

Total current assets	124,671	260,585

Property, plant and equipment, net	1,338,621	953,210
Deferred charges, net	38,079	40,522
Other assets	18,394	7,734

Total assets	$1,519,765	$1,262,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,231	$16,169
Accrued interest	7,773	2,088
Accrued payroll and benefits	8,893	10,777
Deferred revenue	13,916	8,032
Other accrued liabilities	3,605	9,253
Current taxes payable	9,922	—

Total current liabilities	69,340	46,319

Revolving credit facility	110,000	—
Long-term debt, net of original issue discount of $413 and $453, respectively.	549,587	549,547
Deferred tax liabilities, net	132,418	101,094
Other liabilities	2,306	2,777

Total liabilities	863,651	699,737

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized, 25,871 and 25,760 shares issued and outstanding, respectively	259	257
Additional paid-in capital	346,243	334,494
Retained earnings	309,381	227,349
Accumulated other comprehensive income	231	214

Total stockholders’ equity	656,114	562,314

Total liabilities and stockholders’ equity	$1,519,765	$1,262,051

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	$109,060	$94,746	$311,053	$237,907
Costs and expenses:
Operating expenses	41,270	31,697	124,363	86,323
Depreciation	8,463	6,040	24,215	15,788
Amortization	4,379	3,292	13,825	8,550
General and administrative expenses	8,726	8,802	26,718	23,900

	62,838	49,831	189,121	134,561

Gain on sale of assets	6,401	17	8,402	1,859

Operating income	52,623	44,932	130,334	105,205
Other income (expense):
Interest income	142	4,070	1,370	15,850
Interest expense	(1,062)	(3,723)	(4,105)	(12,898)
Other income, net	67	17	141	29

	(853)	364	(2,594)	2,981

Income before income taxes	51,770	45,296	127,740	108,186
Income tax expense	(18,275)	(16,414)	(45,708)	(39,187)

Net income	$33,495	$28,882	$82,032	$68,999

Basic earnings per common share	$1.29	$1.12	$3.18	$2.69

Diluted earnings per common share	$1.24	$1.09	$3.03	$2.61

Weighted average basic shares outstanding	25,867	25,694	25,825	25,639

Weighted average diluted shares outstanding	27,089	26,559	27,062	26,411

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,032	$68,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,215	15,788
Amortization	13,825	8,550
Stock-based compensation expense	8,433	5,511
Provision for bad debts	149	270
Deferred tax expense	31,690	34,985
Amortization of financing costs	1,633	1,468
Gain on sale of assets	(8,402)	(1,859)
Equity in income from investment	(168)	(111)
Changes in operating assets and liabilities:
Accounts receivable	(14,538)	(20,611)
Other current assets	2,014	(3,355)
Deferred drydocking charges	(14,821)	(16,417)
Accounts payable	2,453	4,799
Accrued liabilities and other liabilities	10,816	1,322
Accrued interest	5,683	5,774

Net cash provided by operating activities	145,014	105,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of offshore supply vessels	—	(186,000)
Cash expenditures for MPSV program	(238,181)	(87,018)
Cash expenditures for OSV newbuild program #4	(136,395)	(32,853)
Cash expenditures for TTB newbuild program #2	(9,131)	(42,761)
Acquisition of shore-base facility	(11,541)	—
Net proceeds from the sale of vessels	17,812	5,883
Vessel capital improvements	(19,572)	(10,989)
Non-vessel capital expenditures	(11,878)	(4,141)

Net cash used in investing activities	(408,886)	(357,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings under revolving credit facility	110,000	—
Deferred financing costs	—	(226)
Net cash proceeds from other shares issued	1,638	1,859

Net cash provided by financing activities	111,638	1,633

Effects of exchange rate changes on cash	17	41

Net decrease in cash and cash equivalents	(152,217)	(251,092)
Cash and cash equivalents at beginning of period	173,552	474,261

Cash and cash equivalents at end of period	$21,335	$223,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$12,424	$11,423

Cash paid for taxes	$4,096	$3,794

The accompanying notes are an integral part of these consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain amounts reported in prior periods have been reclassified to conform to the 2008 presentation.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. Earnings Per Share

Basic earnings per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Unvested restricted stock is excluded from the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share of common stock was calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive stock options and unvested restricted stock. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period.

The table below provides details regarding the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$33,495	$28,882	$82,032	$68,999

Weighted average number of shares of common stock outstanding	25,867	25,694	25,825	25,639
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	1,222	865	1,237	772

Adjusted weighted average number of shares of common stock outstanding	27,089	26,559	27,062	26,411

Earnings per common share:
Basic	$1.29	$1.12	$3.18	$2.69

Diluted	$1.24	$1.09	$3.03	$2.61

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Stock options representing rights to acquire 74 shares of common stock for the three months ended September 30, 2007 and 153 shares of common stock for the nine months ended September 30, 2007 were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.
(2)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the relative stock price performance ranking among the Company’s peers and pre-determined internal target performance criteria. See Note 5 for further information regarding the Company’s restricted stock awards.
(3)	As of September 30, 2008 and 2007, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of $62.59 for such notes. See Note 4 for further information.

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

4. Long-Term Debt

Revolving Credit Facility

On September 27, 2006, the Company closed on a five-year senior secured $100.0 million revolving credit facility with an accordion feature that allowed for the expansion of the facility up to an aggregate of $250.0 million. On February 20, 2008, the Company exercised its accordion feature in full and increased the then-undrawn borrowing base of its revolving credit facility from $100.0 million to $250.0 million. In accordance with the terms of the expanded facility, the Company pledged an additional 16 new generation offshore supply vessels, or OSVs, as collateral commensurate with the higher borrowing base. As of September 30, 2008, 24 new generation OSVs and four ocean-going tugs and associated personalty collateralized the facility. The revolving credit facility is available for working capital and general corporate purposes, including acquisitions, additional newbuild and conversion

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

programs and other capital expenditures. As of September 30, 2008, the Company had a balance outstanding of $110.0 million under the revolving credit facility, and, therefore, approximately $140.0 million of credit immediately available under such facility. Recent draws under the revolving credit facility primarily funded construction milestone and other payments required under the Company’s ongoing vessel newbuild and conversion programs.

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

Convertible Senior Notes

On November 13, 2006, the Company completed a private placement of $250.0 million of its 1.625% convertible senior unsecured notes due 2026, or the convertible notes. The convertible notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only upon the occurrence of certain events as defined in the indenture governing such convertible notes. The initial conversion rate of 20.6260 shares of common stock per $1,000 principal amount of convertible notes corresponds to a conversion price of approximately $48.48 per share, which was a 37.5% premium over the closing price of the Company’s common shares on The New York Stock Exchange on November 7, 2006 of $35.26. As of September 30, 2008, the Company’s closing share price was $38.62. In connection with the sale of the convertible notes, the Company entered into convertible note hedge transactions with respect to its common stock with three counterparties.

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

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $6.1 million for the third quarter of 2008, $2.5 million for the third quarter of 2007, $15.7 million for the first nine months of 2008 and $5.8 million for the first nine months of 2007.

5. Stock-Based Compensation

Incentive Compensation Plan

The Company has an incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock awards and restricted stock unit awards, or collectively restricted stock, and stock appreciation rights to employees and directors.

During the nine months ended September 30, 2008 and 2007, the Company granted performance-based and time-based restricted stock unit awards, or RSUs, to directors and employees. The Company granted two types of performance-based RSUs. The first type, which was granted to key executives of the Company, calculates the shares to be received based on the Company’s performance relative to a peer group, as defined by the RSU

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during a measurement period, which is generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. The second type of performance-based RSU, which was granted to non-executive officers and shore-side employees, calculates the shares to be received based on the Company’s achievement of pre-determined performance criteria over a three-year period as defined by the RSU agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company.

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

The table below reflects selected financial captions and the related impact stock-based compensation expense charges have on the Company’s operating results (in millions, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income before taxes	$2.8	$2.1	$8.4	$5.5

Net income	$1.8	$1.3	$5.4	$3.5

Earnings per common share:
Basic	$0.07	$0.05	$0.21	$0.14

Diluted	$0.07	$0.05	$0.20	$0.13

In addition, the Company capitalized approximately $0.4 million and $0.3 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company capitalized approximately $1.1 million and $0.9 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects, respectively.

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

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by third party liability policies purchased in commercial marine insurance markets. In March 2008, the terms of entry for both of the Company’s segments contained an annual aggregate deductible, or AAD, for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of September 30, 2008, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the current policy year.

7. Current Taxes Payable

Current taxes payable as of September 30, 2008 consists primarily of U.S. federal income tax liabilities; which represents alternative minimum taxes related to the fiscal year 2008. The payment due dates of such taxes have been postponed from September 2008 until January 2009. On September 3, 2008, the IRS amended its guidelines and related payment deadlines for companies that were located in areas impacted by Hurricanes Gustav and Ike.

8. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Trinidad, Mexico and the Middle East and operates a shore-base facility in Port Fourchon, Louisiana through its OSV segment. The OSVs and the shore-base facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The tug and tank barge, or TTB, segment primarily operates ocean-going tugs and tank barges in the northeastern United States, GoM, the Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide short-haul coastwise transportation of refined and bunker grade petroleum products, as well as non-traditional TTB services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and nine months ended September 30, 2008 and 2007, reconciled to consolidated totals and prepared on the same basis as the Company’s unaudited consolidated financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Offshore supply vessels
Domestic	$68,313	$56,012	$180,454	$133,748
Foreign	19,702	10,367	53,987	22,382

	88,015	66,379	234,441	156,130

Tugs and tank barges
Domestic	17,734	26,171	68,234	74,868
Foreign (1)	3,311	2,196	8,378	6,909

	21,045	28,367	76,612	81,777

Total	$109,060	$94,746	$311,053	$237,907

Operating expenses:
Offshore supply vessels	$28,579	$20,068	$82,752	$51,013
Tugs and tank barges	12,691	11,629	41,611	35,310

Total	$41,270	$31,697	$124,363	$86,323

Depreciation:
Offshore supply vessels	$5,466	$3,576	$15,527	$8,874
Tugs and tank barges	2,997	2,464	8,688	6,914

Total	$8,463	$6,040	$24,215	$15,788

Amortization:
Offshore supply vessels	$2,629	$1,784	$8,018	$4,319
Tugs and tank barges	1,750	1,508	5,807	4,231

Total	$4,379	$3,292	$13,825	$8,550

General and administrative expenses:
Offshore supply vessels	$6,403	$5,033	$17,412	$12,502
Tugs and tank barges	2,323	3,769	9,306	11,398

Total	$8,726	$8,802	$26,718	$23,900

Gain on sale of assets:
Offshore supply vessels	$6,401	$17	$8,402	$1,859
Tugs and tank barges	—	—	—	—

Total	$6,401	$17	$8,402	$1,859

Operating income:
Offshore supply vessels	$51,339	$35,935	$119,134	$81,281
Tugs and tank barges	1,284	8,997	11,200	23,924

Total	$52,623	$44,932	$130,334	$105,205

Deferred drydocking charges:
Offshore supply vessels	$5,070	$4,651	$10,272	$9,483
Tugs and tank barges	341	1,291	4,549	6,934

Total	$5,411	$5,942	$14,821	$16,417

Capital expenditures:
Offshore supply vessels	$129,609	$228,167	$414,178	$315,950
Tugs and tank barges	1,655	14,170	10,570	44,229
Corporate	312	1,618	1,950	3,583

Total	$131,576	$243,955	$426,698	$363,762

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2008	As of December 31, 2007
Identifiable assets:
Offshore supply vessels	$1,237,988	$977,847
Tugs and tank barges	257,797	260,896
Corporate	23,980	23,308

Total	$1,519,765	$1,262,051

Long-lived assets:
Offshore supply vessels
Domestic	$933,355	$591,940
Foreign (2)	167,024	125,905

	1,100,379	717,845

Tugs and tank barges
Domestic	217,649	222,557
Foreign (1)(2)	12,307	5,149

	229,956	227,706

Corporate	8,286	7,659

Total	$1,338,621	$953,210

(1)	Included are amounts applicable to the Company’s TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.
(2)	The Company’s vessels conduct operations in domestic and international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of September 30, 2008 and December 31, 2007, respectively.

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

References in this Quarterly Report on Form 10-Q to “OSVs” mean offshore supply vessels; to “MPSVs” mean multi-purpose support vessels; to “AHTS” mean anchor-handling towing supply; to “DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth; to “ultra-deepwater” mean offshore areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels; and to “conventional,” when referring to OSVs, mean vessels that are at least 20 years old, are less than 200’ in length or carry less than 1,500 dead weight tons of cargo when originally built and primarily operate on the Continental Shelf.

General

Outlook

The recent distress in the financial markets did not have a significant impact on our financial position, results of operations or liquidity in the third quarter of 2008. However, as noted below, those conditions did limit our ability to pursue a sale, consolidation or other monetization transaction involving our TTB segment at this time. The expected weakness in the overall economy and any continued lack of liquidity in the credit markets may affect the spending patterns of our customers and weaken demand for our services. However, we believe that we are well positioned to overcome the current crisis and that the services we provide are essential to our customers who will continue to look for, drill for and produce hydrocarbons in order to replenish their reserves and meet increasing worldwide demand.

Our Markets

Our average new generation OSV dayrates for the third quarter of 2008 surpassed $23,000 for the first time and our average OSV utilization remained in the mid-90% range. We believe that market conditions for new generation OSVs in the GoM are continuing to show long-term positive trends primarily driven by the level of deepwater exploratory drilling, the continued development of deepwater and the increased need for ultra-deepwater production infrastructure, the dismantling of old structures on the Continental Shelf and, more recently, repair and reconstruction of offshore infrastructure damaged by Hurricanes Gustav and Ike. We expect these positive trends to create additional opportunities to contract more of our OSVs on long-term contracts of two to five years at attractive dayrates. As of September 30, 2008, approximately half of our new generation OSV fleet was operating in international areas or performing specialty services such as well stimulation, ROV support or working for the military. All of our OSVs operate under time charters, including 19 of the 38 new generation OSVs in our current operating fleet that are chartered under long-term contracts with expiration dates ranging from March 2009 through June 2012. Notably, of the 12 new generation OSVs yet to be delivered under our fourth OSV newbuild program, seven of such OSVs have already been committed to multi-year contracts while they are still under construction.

Our 38 new generation and six conventional OSVs are currently operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	29
Other U.S. coastlines	4

33

Foreign
Trinidad	4
Mexico	5
Qatar	2

11

Total OSVs	44

Our tug and tank barge, or TTB, fleet is comprised of a mix of nine double-hulled tank barges, 12 single-hulled tank barges and 17 ocean-going tugs. In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008 and are expected to continue through at least the end of fiscal 2008, we elected to stack seven single-hulled tank barges and two lower horsepower tugs on various dates since April 1, 2008. However, our double-hulled tank barge dayrates for the third quarter of 2008 remained steady at levels above $22,000, which is in-line with the trailing four quarters. Subsequent to September 30, 2008, we have returned to service one stacked single-hulled tank barge and one stacked lower horsepower tug. Excluding vessels undergoing regulatory drydocking, we have nearly half of our active tank barges operating under time charters, including four that are chartered under long-term contracts with expiration dates ranging from December 2008 through August 2009. The remaining tank barges in our operating fleet are typically contracted under spot time charters or contracts of affreightment, or COAs.

Our active tank barges are currently operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	7
New York Harbor	6
Great Lakes	1

14

Foreign
Puerto Rico	1

Total tank barges	15

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

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned and operated during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our conventional OSVs, our shore-base facility and third-party vessel management services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Offshore Supply Vessels:
Average number of new generation OSVs (1)	36.8	30.9	35.8	27.0
Average new generation OSV fleet capacity (deadweight)	85,885	71,971	83,157	63,352
Average new generation vessel capacity (deadweight)	2,333	2,331	2,321	2,351
Average new generation OSV utilization rate (2)	96.1%	95.2%	95.0%	94.5%
Average new generation OSV dayrate (3)	$23,884	$22,605	$22,411	$21,167
Effective dayrate (4)	$22,953	$21,520	$21,290	$20,003
Tugs and Tank Barges:
Consolidated:
Average number of tank barges (5)	21.0	18.4	20.8	18.1
Average fleet capacity (barrels) (5)	1,745,256	1,573,414	1,728,890	1,557,515
Average barge capacity (barrels)	83,107	84,332	83,217	85,499
Average utilization rate (2)	53.7%	91.0%	66.6%	92.0%
Effective utilization rate (7)	66.3%	91.0%	75.2%	92.0%
Average dayrate (6)	$20,283	$18,430	$20,239	$17,964
Effective dayrate (4)	$10,892	$16,771	$13,479	$16,527
Double-hulled tank barges:
Average utilization rate (2)	80.2%	92.1%	88.2%	95.9%
Average dayrate (6)	$22,642	$23,148	$22,294	$23,056
Effective dayrate (4)	$18,159	$21,319	$19,663	$22,111
Single-hulled tank barges:
Average utilization rate (2)	33.8%	90.4%	50.8%	90.0%
Effective utilization rate (7)	50.7%	90.4%	63.4%	90.0%
Average dayrate (6)	$15,854	$15,158	$17,555	$14,811
Effective dayrate (4)	$5,359	$13,703	$8,918	$13,330

(1)	We owned and operated 37 new generation OSVs as of September 30, 2008. The average number of new generation OSVs above includes the HOS Polestar and the HOS Shooting Star, two newly constructed 240 ED class OSVs that were delivered under our fourth OSV newbuild program in May 2008 and July 2008, respectively, and ten new generation OSVs that were acquired in August 2007. Excluded from this data are 10 conventional OSVs that were also acquired in August 2007, including the Cape Scott, which was sold in May 2008, and the Cape Cod, Cape San Lucas and Cape Spencer, which were sold in August 2008. We consider our six remaining conventional OSVs to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Average dayrate represents average revenue per day, which includes charter hire, crewing services, and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(5)	We owned 21 tank barges as of September 30, 2008. Three double-hulled tank barges, the Energy 6506, Energy 6507 and Energy 6508, were delivered in August 2007, November 2007 and March 2008, respectively, under our second TTB newbuild program.
(6)	Average dayrate represents average revenue per day, including time charters, brokerage revenues, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenues, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost paid by customers of in-chartering third party equipment.
(7)	Effective utilization rates are average rates based on a 365-day year adjusted to exclude vessels that are stacked. As of September 30, 2008, the following single-hulled tank barges were stacked: the Energy 2201, Energy 6501, Energy 6502, Energy 5501, Energy 6504, Energy 7001 and Energy 7002. In October 2008, the Energy 5501 was returned to active service. Vessels are considered utilized when they are generating revenues.

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

The following table provides the detailed components of EBITDA, as we define that term, for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of EBITDA:
Net income	$33,495	$28,882	$82,032	$68,999
Interest expense (income)
Debt obligations	1,062	3,723	4,105	12,898
Interest income	(142)	(4,070)	(1,370)	(15,850)

Interest, net	920	(347)	2,735	(2,952)

Income tax expense	18,275	16,414	45,708	39,187
Depreciation	8,463	6,040	24,215	15,788
Amortization	4,379	3,292	13,825	8,550

EBITDA	$65,532	$54,281	$168,515	$129,572

The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDA Reconciliation to GAAP:
EBITDA	$65,532	$54,281	$168,515	$129,572
Cash paid for deferred drydocking charges	(5,411)	(5,942)	(14,821)	(16,417)
Cash paid for interest	(917)	(91)	(12,424)	(11,423)
Cash paid for taxes	(659)	—	(4,096)	(3,794)
Changes in working capital	(5,058)	(12,494)	7,828	3,364
Stock-based compensation expense	2,828	2,078	8,433	5,511
Changes in other, net	(6,879)	176	(8,421)	(1,700)

Net cash flows provided by operating activities	$49,436	$38,008	$145,014	$105,113

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

The following table provides the detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense	$2,828	$2,078	$8,433	$5,511
Interest income	142	4,070	1,370	15,850

The following table provides detailed components of net income for the three months ended September 30, 2008 and 2007, respectively (in thousands, except for percentage changes).

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$68,313	$56,012	$12,301	22.0%
Foreign	19,702	10,367	9,335	90.0

	88,015	66,379	21,636	32.6

Tugs and tank barges
Domestic	17,734	26,171	(8,437)	(32.2)
Foreign (1)	3,311	2,196	1,115	50.8

	21,045	28,367	(7,322)	(25.8)

Total	$109,060	$94,746	$14,314	15.1%

Operating expenses:
Offshore supply vessels	$28,579	$20,068	$8,511	42.4%
Tugs and tank barges	12,691	11,629	1,062	9.1

Total	$41,270	$31,697	$9,573	30.2%

Depreciation and amortization:
Offshore supply vessels	$8,095	$5,360	$2,735	51.0%
Tugs and tank barges	4,747	3,972	775	19.5

Total	$12,842	$9,332	$3,510	37.6%

General and administrative expenses
Offshore supply vessels	$6,403	$5,033	$1,370	27.2%
Tugs and tank barges	2,323	3,769	(1,446)	(38.4)

Total	$8,726	$8,802	$(76)	(0.9)%

Gain on sale of assets:
Offshore supply vessels	$6,401	$17	$6,384	>100.0%
Tugs and tank barges	—	—	—	—

Total	$6,401	$17	$6,384	>100.0%.

Operating income:
Offshore supply vessels	$51,339	$35,935	$15,404	42.9%
Tugs and tank barges	1,284	8,997	(7,713)	(85.7)

Total	$52,623	$44,932	$7,691	17.1%

Interest expense	$1,062	$3,723	$(2,661)	(71.5)%

Interest income	$142	$4,070	$(3,928)	(96.5)%

Income tax expense	$18,275	$16,414	$1,861	11.3%

Net income	$33,495	$28,882	$4,613	16.0%

(1)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues. Revenues for the three months ended September 30, 2008 were higher than the same period in 2007, due primarily to the full or partial-quarter contribution from acquired or newly constructed vessels added to our fleet since September 30, 2007 and, to a lesser extent, continued favorable market conditions in our OSV segment. For the three months ended September 30, 2008, our weighted-average operating fleet was 82.2 vessels compared to 70.2 vessels for the same period in 2007.

Revenues from our OSV segment increased $21.6 million, or 32.6%, to $88.0 million for the three months ended September 30, 2008 compared to the same period in 2007. The increase in revenues is primarily the result of a full-quarter contribution from the OSVs acquired in the August 2007 Sea Mar Fleet acquisition, higher new generation OSV effective dayrates and the partial-quarter contribution from two recently delivered 240 ED class OSVs under our fourth OSV newbuild program. The newly constructed vessels placed in service since September 30, 2007 and the incremental contribution of recently acquired vessels accounted for $14.4 million of the increase in OSV revenues. The remaining $7.2 million increase in OSV revenues is attributed to higher effective dayrates for OSVs that were in service during each of the quarters ended September 30, 2008 and 2007. New generation OSV average dayrates improved and utilization remained strong primarily due to continued market strength in the GoM. OSV demand in the GoM during the third quarter of 2008 was boosted by offshore construction and repair activity as a result of Hurricanes Gustav and Ike. Our new generation OSV average dayrate was $23,884 for the third quarter of 2008 compared to $22,605 for the same period in 2007, an increase of $1,279 or 5.7%. Domestic revenues for our OSV segment for the third quarter of 2008 increased $12.3 million on the basis of our fleet growth and strong market conditions in the GoM. Foreign revenues for our OSV segment during the third quarter of 2008 were $9.3 million higher than the third quarter of 2007, due mainly to the full and partial-quarter contribution of three incremental vessels operating in foreign markets.

Revenues from our TTB segment decreased $7.3 million, or 25.8%, to $21.0 million for the three months ended September 30, 2008 compared to the same period in 2007. The decrease in revenues was primarily the result of an overall decrease in demand for our single-hulled vessels, partially offset by the full-quarter contribution from three double-hulled tank barge newbuilds, the Energy 6506, Energy 6507 and the Energy 6508, which were placed in service on various dates during the latter half of 2007 and the first quarter of 2008. Our double-hulled tank barge average dayrate was $22,642 for the three months ended September 30, 2008, a decrease of $506, or 2.2%, from $23,148 for the same period in 2007. Our double-hulled tank barge utilization was 80.2% for the three months ended September 30, 2008 compared to 92.1% for the same period in 2007, primarily due to a shift in contract mix from time charters to COAs and more days out of service for regulatory drydocking in the three months ended September 30, 2008 compared to the prior-year period. Our single-hulled tank barge average dayrate was $15,854 for the three months ended September 30, 2008, an increase of $696, or 4.6%, from $15,158 for the same period in 2007. Our single-hulled tank barge utilization was 33.8% for the three months ended September 30, 2008 compared to 90.4% for the same period in 2007 due to soft market conditions in the Northeast U.S. and GoM for these vessels. These weak conditions led to our decision to stack seven single-hulled barges on various dates since April 2008. Our effective single-hulled tank barge utilization, which excludes the impact of stacked tank barges, was

50.7% for the three months ended September 30, 2008. Foreign revenues for our TTB segment during the third quarter of 2008 increased by $1.1 million due to having one additional vessel working in foreign waters compared to the same period in 2007.

Operating Expenses. Operating expenses for the three months ended September 30, 2008 increased 30.2% to $41.3 million compared to the same period in 2007, primarily due to the vessels added to our operating fleet through acquisition or newbuild deliveries since the third quarter of 2007. In addition, higher fuel costs, incremental costs associated with operating our expanded shore-base facility, and increased insurance costs contributed to the increase in operating expenses. We expect cash operating expenses per vessel-day in 2008 for each segment to increase by 5% to 10% over fiscal 2007.

Operating expenses for our OSV segment were $28.6 million, an increase of $8.5 million, or 42.4%, for the three months ended September 30, 2008 compared to $20.1 million in the same period of 2007. Newly constructed vessels delivered during 2008 and the incremental contribution of vessels acquired in the August 2007 Sea Mar Fleet acquisition accounted for $4.8 million of the increase in OSV operating expenses. Higher shore-side labor costs to operate an additional shore-base adjacent to our current shore-base facility, HOS Port, whose lease rights we acquired in January 2008, higher personnel costs associated with operating our vessels, and to a lesser extent, higher insurance costs comprised the remaining $3.7 million of OSV operating expense increase. Average daily operating expense for the OSV segment is also expected to further increase commensurate with the delivery of larger, more complex vessels under our fourth OSV newbuild program and our MPSV program.

Operating expenses for our TTB segment were $12.7 million, an increase of $1.1 million, or 9.1%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase in operating expenses for our TTB segment was mainly driven by five additional vessels delivered under our second TTB newbuild program since September 2007, higher fuel costs due to an increased number of vessels working under COAs, and to a lesser extent, higher insurance costs. The increase in operating expense was partially offset by the stacking of seven single-hulled tank barges and two lower horsepower tugs since the first quarter of 2008 and the non-renewal of contracts for three in-chartered tugs.

Depreciation and Amortization. Depreciation and amortization was $3.5 million higher for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to depreciation related to the 20 OSVs acquired in August 2007, the full or partial quarter contribution of nine newbuild or retrofitted vessels placed in service since June 30, 2007, incremental amortization of drydock costs, and amortization of our intangible lease rights to a new shore-base acquired in January 2008. The increase in amortization expense was also impacted by higher per-unit drydocking costs related to inflationary cost trends with shipyards and other key vendors we utilize for drydock events. Depreciation and amortization expense is expected to increase from current levels when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $8.7 million, or 8.0% of revenues, decreased by $0.1 million for the three months ended September 30, 2008 compared to the same period in 2007. Our general and administrative expenses, as a percentage of revenue, are expected to be at the low end of our 9% to 10% guidance range for fiscal 2008.

Gain on Sale of Assets. During the third quarter of 2008, we sold three conventional OSVs, the Cape Cod, Cape Spencer and Cape San Lucas, to a foreign company for net cash proceeds of approximately $14.7 million, which resulted in a $6.4 million gain on sale of assets. These formerly U.S.-flagged vessels, along with the one foreign-flagged conventional vessel we sold earlier this year, will be re-deployed to foreign operating locations and are no longer qualified for coastwise trade in the U.S. GoM.

Operating Income. Operating income increased by 17.1%, or $7.7 million, to $52.6 million for the three months ended September 30, 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 58.3% for the three months ended September 30, 2008, compared to 54.1% for the same period in 2007. This margin increase was driven by the gain on sale of conventional OSVs. Operating income as a percentage of revenues for our TTB segment was 6.2% for the three months ended September 30, 2008, compared to 31.7% for the same period in 2007. The primary driver for this margin decrease relates to lower utilization in our TTB segment for our single-hulled tank barges and the increase in operating expenses as discussed above.

Interest Expense. Interest expense decreased $2.7 million for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to a $3.6 million increase in capitalized interest. Capitalized interest increased as a result of higher newbuild construction and conversion activity during the three months ended September 30, 2008. Capitalized interest will fluctuate commensurate with additional cash outflows related to construction and conversion activity anticipated for the remainder of 2008. The decrease in interest expense was partially offset by the incremental interest incurred on an average balance under our revolving credit facility of $75.0 million for the three months ended September 30, 2008 compared to a zero balance outstanding under such facility for the same period in 2007.

Interest Income. Interest income for the three months ended September 30, 2008 decreased $3.9 million, primarily due to lower invested cash balances and, to a lesser extent, a lower interest rate earned. Cash balances were impacted by cash outflows for the Sea Mar Fleet acquisition in August 2007, the HOS Achiever acquisition in January 2008 and the acquisition in January 2008 of a leasehold interest in a shore-base facility adjacent to HOS Port, as well as by cash paid for ongoing newbuild and conversion programs. Our average cash balance for the three months ended September 30, 2008 was $20.0 million compared to $326.0 million for the same period in 2007. The average interest rate earned on our invested cash balances during the third quarter of 2008 was 2.1% compared to 4.9% for the same period in 2007.

Income Tax Expense. Our effective tax rate was 35.3% and 36.2% for the three months ended September 30, 2008 and 2007, respectively. The lower effective income tax rate for the third quarter of 2008 primarily resulted from permanent tax benefits related to the eligibility of certain vessels for a tax-tonnage regime and, to a lesser extent, the applicability of hurricane-related tax credits during such period. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 16.0%, or $4.6 million, to $33.5 million for the third quarter of 2008, primarily due to the increase in operating income, which was partially offset by increased net interest expense and increased tax expense.

The following table provides detailed components of net income for the nine months ended September 30, 2008 and 2007, respectively (in thousands, except for percentage changes).

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$ Change	% Change
Revenues:
Offshore supply vessels
Domestic	$180,454	$133,748	$46,706	34.9%
Foreign	53,987	22,382	31,605	141.2

	234,441	156,130	78,311	50.2

Tugs and tank barges
Domestic	68,234	74,868	(6,634)	(8.9)
Foreign (1)	8,378	6,909	1,469	21.3

	76,612	81,777	(5,165)	(6.3)

Total	$311,053	$237,907	$73,146	30.7%

Operating expenses:
Offshore supply vessels	$82,752	$51,013	$31,739	62.2%
Tugs and tank barges	41,611	35,310	6,301	17.8

Total	$124,363	$86,323	$38,040	44.1%

Depreciation and amortization:
Offshore supply vessels	$23,545	$13,193	$10,352	78.5%
Tugs and tank barges	14,495	11,145	3,350	30.1

Total	$38,040	$24,338	$13,702	56.3%

General and administrative expenses
Offshore supply vessels	$17,412	$12,502	$4,910	39.3%
Tugs and tank barges	9,306	11,398	(2,092)	(18.4)

Total	$26,718	$23,900	$2,818	11.8%

Gain on sale of assets:
Offshore supply vessels	$8,402	$1,859	$6,543	352.0%
Tugs and tank barges	—	—	—	—

Total	$8,402	$1,859	$6,543	352.0%

Operating income:
Offshore supply vessels	$119,134	$81,281	$37,853	46.6%
Tugs and tank barges	11,200	23,924	(12,724)	(53.2)

Total	$130,334	$105,205	$25,129	23.9%

Interest expense	$4,105	$12,898	$(8,793)	(68.2)%

Interest income	$1,370	$15,850	$(14,480)	(91.4)%

Income tax expense	$45,708	$39,187	$6,521	16.6%

Net income	$82,032	$68,999	$13,033	18.9%

(1)	Included are amounts applicable to our TTB operations in Puerto Rico. Puerto Rico is considered a possession of the United States and, therefore, the Jones Act and U.S. environmental laws and regulations apply to vessels operating in Puerto Rican waters.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues. Revenues for the nine months ended September 30, 2008 were $311.1 million, or 30.7% higher than the same period in 2007, primarily due to more vessels that were added to our fleet since September 2007 and stronger OSV market conditions. For the nine months ended September 30, 2008, our weighted-average operating fleet was 81.6 vessels compared to 60.4 vessels for the same period in 2007.

Revenues from our OSV segment increased $78.3 million, or 50.2%, to $234.4 million for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in revenues is primarily the result of the growth of our fleet through acquisition and new vessel construction and higher new generation OSV effective dayrates. Revenues generated by newly constructed vessels since September 30, 2007 and the incremental contribution of vessels acquired in the August 2007 Sea Mar Fleet acquisition accounted for approximately $57.2 million of the OSV revenue increase. The remaining $21.1 million of the OSV revenue increase was attributable to higher effective dayrates for the vessels that were in service during each of the nine months ended September 30, 2008 and 2007. Our new generation OSV average dayrate was $22,411 for the first nine months of 2008 compared to $21,167 for the same period in 2007, an increase of $1,244 or 5.9%. OSV utilization was 95.0% for the first nine months of 2008 compared to 94.5% for the same period in 2007. Domestic revenues for our OSV segment for the first nine months of 2008 increased $46.7 million compared to the same period in 2007 due to fleet growth and stronger market conditions in the GoM. Foreign revenues for our OSV segment during the first nine months of 2008 increased by $31.6 million due to the full and partial-period contribution of additional vessels operating in foreign waters as a result of the Sea Mar Fleet acquisition, two OSVs operating in foreign waters that operated in the GoM during the same period in 2007, and an OSV newbuild delivery whose charter commenced in foreign waters in May 2008.

Revenues from our TTB segment decreased $5.2 million, or 6.3%, to $76.6 million for the nine months ended September 30, 2008 compared to the same period in 2007. The decrease in revenues was mainly driven by soft market conditions for our single-hulled vessels that resulted in the stacking of seven single-hulled tank barges on various dates since the first quarter of 2008. The decrease in revenues was partially offset by the full and partial-period contribution from three newbuild double-hulled tank barges, the Energy 6506, Energy 6507, and Energy 6508, which were placed in service in August 2007, November 2007 and March 2008, respectively. Our double-hulled tank barge average dayrate was $22,294 for the nine months ended September 30, 2008, a decrease of $762, or 3.3%, from $23,056 for the same period in 2007. Our double-hulled tank barge utilization was 88.2% for the nine months ended September 30, 2008 compared to 95.9% for the same period in 2007. The decrease in double-hulled tank barge utilization was largely due to a shift in contract mix from time charters to COAs and, to a lesser extent, an increase in days out-of-service for regulatory drydockings. Our single-hulled tank barge average dayrate was $17,555 for the nine months ended September 30, 2008, an increase of $2,744, or 18.5%, from $14,811 for the same period in 2007. The increase in single-hulled tank barge average dayrates was largely the result of non-traditional services provided by our TTB equipment to an upstream customer in the GoM. Our single-hulled tank barge utilization was 50.8% for the nine months ended September 30, 2008 compared to 90.0% for the same period in 2007. The decrease in single-hulled tank barge utilization was primarily driven by soft market conditions that have prevailed since the first quarter of 2008, which ultimately resulted in our decision to stack seven single-hulled barges. Our effective single-hulled tank barge utilization, which excludes the impact of stacked tank barges, was 63.4% for the nine months ended September 30, 2008. Foreign revenues for our TTB segment during the first nine months of 2008 increased by $1.5 million due to the partial-period contribution of an additional tank barge operating in foreign waters compared to the same period in 2007.

Operating Expenses. Operating expenses for the nine months ended September 30, 2008 increased 44.1% to $124.4 million compared to the same period in 2007, primarily due to the vessels added to our operating fleet through acquisition or newbuild deliveries since the third quarter of 2007. In addition, higher fleet personnel costs, including FAS 123R stock-based compensation expense related to restricted stock unit awards granted to mariners, fuel expense, and increased insurance expense contributed to the increase in operating expenses. Daily vessel operating costs have trended higher by approximately 5% to 10% for 2008 over 2007 levels for vessels that operated in both of our segments during the first nine months of 2008 and 2007.

Operating expenses for our OSV segment were $82.8 million, an increase of $31.7 million, or 62.2%, for the nine months ended September 30, 2008 compared to $51.0 million in the same period of 2007. Vessels added to our fleet since the third quarter of 2007 accounted for $21.8 million of the OSV operating expense increase. Personnel costs, including FAS 123R stock-based compensation expense, incremental shore-side labor costs to operate our recently expanded port facility, and higher insurance costs were the primary drivers for the remaining $9.9 million of the OSV operating expense increase.

Operating expenses for our TTB segment were $41.6 million, an increase of $6.3 million, or 17.8%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in operating expenses for our TTB segment were mainly driven by the addition of vessels delivered under our second TTB newbuild program, higher fuel costs resulting from a shift in contract mix from time charters to COAs, and increased compensation costs for TTB mariners, including FAS 123R stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization was $13.7 million higher for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to incremental depreciation related to 20 OSVs acquired in August 2007, seven vessels placed in service under our second TTB newbuild program throughout the second half of 2007 and the first seven months of 2008, and two OSVs placed in service under our fourth OSV newbuild program during the nine months ended September 30, 2008.

General and Administrative Expense. General and administrative expenses of $26.7 million, or 8.6% of revenues, increased by $2.8 million for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in general and administrative expense is primarily due to higher compensation costs and greater FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees.

Gain on Sale of Assets. In the first nine months of 2008, we sold four conventional OSVs for net cash proceeds of $17.8 million and an aggregate gain of $8.4 million. In the first nine months of 2007, we sold a fast supply vessel for net cash proceeds of $5.9 million and recorded a $1.9 million gain.

Operating Income. Operating income increased by 23.9%, or $25.1 million, to $130.3 million for the first nine months of 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our OSV segment was 50.8% for the nine months ended September 30, 2008, compared to 52.1% for the same period in 2007. The primary driver for this margin decrease relates to the increase in operating expenses discussed above. Operating income as a percentage of revenues for our TTB segment was 14.6% for the nine months ended September 30, 2008 compared to 29.3% for the same period in 2007. This margin decrease primarily relates to the soft market conditions for our single-hulled tank barges during the second and third quarters of 2008 and the increase in operating expenses discussed above.

Interest Expense. Interest expense decreased $8.8 million for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to a $9.9 million increase in capitalized interest. The increase in capitalized interest resulted from higher cash outlays associated with our ongoing newbuild and conversion programs. The decrease in interest expense was partially offset by the incremental interest incurred on an average balance under our revolving credit facility of $35.2 million for the nine months ended September 30, 2008 compared to a zero balance outstanding under such facility for the same period in 2007.

Interest Income. Interest income decreased $14.5 million to $1.4 million for the nine months ended September 30, 2008, mainly due to lower invested cash balances. The decrease in invested cash balances was driven by cash outflows for the Sea Mar Fleet acquisition in August 2007, the acquisition of the HOS Achiever in January 2008, the acquisition of a leasehold interest in a new port facility adjacent to our shore-base in January 2008 and cash paid for ongoing newbuild and conversion programs. Our average cash balance for the nine months ended September 30, 2008 was $97.4 million compared to $348.7 million for the same period in 2007. The average interest rate earned on our invested cash balances during the nine months ended September 30, 2008 was 3.4%, compared to 5.1% for the same period in 2007.

Income Tax Expense. Our effective tax rate was 35.8% and 36.2% for the nine months ended September 30, 2008 and 2007, respectively. Our income tax expense primarily consists of deferred taxes generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 18.9%, or $13.0 million, to $82.0 million for the nine months ended September 30, 2008, primarily due to the increase in operating income discussed above, which was partially offset by a $5.7 million decrease in net interest income and increased tax expense.

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

We have from time to time made, and will continue to make additional, short-term draws on our revolving credit facility to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including, but not limited to, OSVs, MPSVs, AHTS vessels, ocean-going tugs, tank barges, tankers and other specialty vessels, as needed to take advantage of the market demand for such vessels. As of September 30, 2008, we had $140.0 million of credit immediately available under our revolving credit facility.

With the recent failures of several large banks and resulting tight credit conditions, we have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite the recent volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future. We believe that our cash on-hand, projected operating cash flow and existing revolver capacity will be sufficient to operate the company, complete our remaining newbuild programs and meet our other commitments for the foreseeable future. These sources of cash were available to fund our recent acquisitions, and will continue to fund our previously announced vessel newbuild and conversion programs, including the expansion of such programs announced since their commencement. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” below, may affect our financial condition or results of operations. None of our debt instruments mature any sooner than 2011. We currently do not foresee a need to re-finance existing facilities to fund our announced plans. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. It is possible that, due to events beyond our control, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of September 30, 2008, we had total cash and cash equivalents of $21.3 million. The January 2008 acquisition costs for the HOS Achiever and lease rights for an additional shore-base adjacent to HOS Port (formerly known as the Rowan Base), as well as the remaining construction costs related to our MPSV program and our fourth OSV newbuild program, have been and will continue to be funded, in part, with cash on hand, projected cash flows from operations and borrowings available under our existing revolving credit facility. We have completed our second TTB newbuild program and, therefore, no additional borrowings related to that program are expected to occur. Based on the timing of shipyard milestones, we borrowed $110 million under our $250 million revolving credit facility during the first nine months of 2008. Subsequent to September 30, 2008, we have drawn an additional $10 million for major milestone payments under our fourth OSV newbuild program. The total amount outstanding under our revolving credit facility was $120.0 million as of October 31, 2008. The extent and timing of further draws on our revolving credit facility are primarily dependent upon cash flows generated from operations, shipyard schedules, the achievement of construction milestones and the potential sale of additional non-core assets. We are currently projecting the high-point of our aggregate construction draw schedule to result in a peak draw under our revolving credit facility of approximately $175 million sometime in mid-2009. Assuming a maximum draw of $175 million and relatively stable market conditions, we project to repay our revolving credit facility in full and replenish our cash position to somewhere in the range of approximately $100 million to $150 million by the end of 2010.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $145.0 million for the nine months ended September 30, 2008 and $105.1 million for the nine months ended September 30, 2007. The increase in operating cash flows for the nine months ended September 30, 2008 was primarily the result of the growth of our operating fleet, an increase in effective dayrates in our OSV segment and the sale of four conventional OSVs on various dates in 2008. The increase in cash flows from operations reflects a full-period contribution from the OSVs that were acquired in August 2007, three additional double-hulled newbuild tank barges that were placed in service during the latter half of 2007 and early 2008 and two 240 ED class OSVs placed in service in May 2008 and July 2008. Our cash flows from operations should continue to be positively impacted in 2008 by a full-year contribution of revenue from the acquired Sea Mar Fleet and newly constructed vessels delivered during 2007 and a partial-year of revenue contribution from vessels delivered or to be delivered on various dates throughout 2008 under our MPSV program and our fourth OSV newbuild program, as well as the double-hulled tank barge that was delivered in March 2008.

Investing Activities. Net cash used in investing activities was $408.9 million for the nine months ended September 30, 2008 and $357.9 million for the nine months ended September 30, 2007. Cash utilized in the first nine months of 2008 primarily consisted of construction costs incurred for our ongoing newbuild construction and conversion programs, acquisition costs for the HOS Achiever and the lease rights for an additional shore-base facility adjacent to HOS Port. These investing activities were partially offset by approximately $17.8 million in net cash proceeds from the May 2008 sale of the Cape Scott and the August 2008 sale of the Cape Cod, Cape San Lucas and Cape Spencer, which were conventional OSVs purchased in the August 2007 Sea Mar Fleet acquisition. Cash utilized in the first nine months of 2007 primarily consisted of the purchase price of the Sea Mar Fleet acquisition in August 2007 and construction costs incurred for our MPSV program, our fourth OSV newbuild program and our second TTB newbuild program. These investing activities were partially offset by approximately $5.9 million in net cash proceeds from the sale of the HOS Hotshot, a fast supply vessel, in April 2007. Investing activities for the remainder of 2008 are expected to include additional costs related to our current newbuild and conversion programs, retrofit and construction of additional vessels, possible additional acquisitions and other capital expenditures, including discretionary vessel modifications and corporate projects. As of September 30, 2008, the estimated construction costs remaining to be incurred under our MPSV program and fourth OSV newbuild program were approximately $305.9 million, of which $65.4 million is expected to be incurred during the fourth quarter of 2008. Investing activities for the remainder of 2008 may be offset by the net cash proceeds of possible additional sales of non-core assets.

Financing Activities. Net cash provided by financing activities of $111.6 million for the nine months ended September 30, 2008 primarily resulted from the $110.0 million in proceeds received from borrowings under our revolving credit facility and, to a lesser extent, the net proceeds attributed to common stock issued under employee benefit programs. Net cash provided by financing activities of $1.6 million for the nine months ended September 30, 2007 resulted from the net proceeds from common stock issued under employee benefit programs. Financing activities for the remainder of 2008 are expected to include additional proceeds from borrowings under our existing revolving credit facility.

Recent Developments

We and our advisor, J.P. Morgan Securities Inc., have recently engaged in a thorough review of strategic alternatives for the downstream TTB business. In light of the turmoil in the credit markets over the past 90 days, we have concluded that maintaining the status quo with respect to this stable source of diversified cash flow is in the best interest of our shareholders. We will proceed with business as usual for this segment with an emphasis on managing costs and maximizing effective dayrates.

Contractual Obligations

Debt

As of September 30, 2008, we had total debt of $659.6 million, net of original issue discount. Our debt is comprised of $299.6 million of our 6.125% senior notes due 2014, $250.0 million of our 1.625% convertible senior notes due 2026 and $110.0 million in borrowings under our senior secured revolving credit facility due 2011. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes bear interest at an annual rate of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing our revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the $250.0 million borrowing base of the revolving credit facility, based on the defined leverage ratio. As of September 30, 2008, the average interest rate on our revolving credit facility was LIBOR plus 100 bps, or approximately 4.6%. During the fourth quarter of 2008, we elected to borrow using the Prime Rate of approximately 4.5% for roughly $60.0 million of the $120.0 million that was drawn on our revolving credit facility as of October 31, 2008.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred, before construction period interest, during the three and nine months ended September 30, 2008 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Incurred Since Inception	Estimated Cost to Complete	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$76.9	$227.9	$373.8	$76.2	$450.0	4Q2008-4Q2009
OSV newbuild program #4 (3)	42.5	131.4	220.3	229.7	450.0	2Q2008-4Q2010
TTB newbuild program #2 (4)	1.7	8.9	77.9	—	77.9	3Q2007-3Q2008

Total:	$121.1	$368.2	$672.0	$305.9	$977.9

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limit, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to pending vessels that are currently contracted with shipyards for construction, retrofit or conversion.
(2)	Our MPSV program includes the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two T-22 class DP-3 new generation MPSVs at foreign shipyards. The first converted DP-2 MPSV has recently been mobilized to the GoM for final commissioning and certification by regulatory and authorities and is expected to enter service in early 2009. The second converted DP-2 MPSV is expected to be delivered in the fourth quarter of 2009. We recently took on-time delivery of the first newbuild DP-3 MPSV, the HOS Achiever, and promptly mobilized the vessel to the GoM. On October 1, 2008, the vessel went on-hire and began earning a dayrate of $100,000 under a previously reported six-month time charter secured by a letter of credit. As permitted by that time charter, the HOS Achiever is actively being marketed to other domestic and international customers. The second newbuild DP-3 MPSV is expected to be delivered during the fourth quarter of 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $450.0 million, including the acquisition cost of the HOS Achiever.
(3)	During the second quarter of 2008, we negotiated to upgrade two of the 250 EDF class OSVs then under construction at a domestic shipyard into two proprietary 290 class OSVs; one of which was to be committed to a well stimulation customer. However, during the third quarter of 2008, the shipyard informed us that it would be unable to meet the customer’s required delivery schedule. Therefore, we have reverted back to building nine 250 EDF class vessels and have reduced our overall project budget for this program by $30.0 million accordingly. Our fourth OSV newbuild program now consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV, respectively. These 16 new generation DP-2 OSVs are expected to be placed in service on various dates over the next two years, as follows: five in 2008, six in 2009 and five in 2010. Based on the above schedule of projected vessel in-service dates, the Company expects to own and operate 40, 46 and 51 new generation OSVs as of December 31, 2008, 2009 and 2010, respectively. These projections result in an average new generation OSV fleet complement of 36.7, 43.4 and 49.1 vessels for the fiscal years 2008, 2009 and 2010, respectively. We delivered two of the 240 ED class OSVs under this program, the HOS Polestar and the HOS Shooting Star, in May 2008 and July 2008, respectively. In addition, the first of the 250 EDF class vessels, the HOS Mystique, was delivered from the shipyard in April 2008 to undergo conversion for ROV support services under a multi-year charter that commenced in the fourth quarter of 2008. We also delivered the second 250 EDF class OSV under this program, the HOS Resolution, in October 2008. Inclusive of the specific vessel deliveries discussed above and the recent change in vessel mix, the aggregate cost of our fourth OSV newbuild program is now expected to be approximately $450.0 million.
(4)	Our second TTB newbuild program is now completed. It consisted of vessel construction contracts with three domestic shipyards to build three 60,000-barrel double-hulled tank barges and retrofit four 3,000 horsepower ocean-going tugs that were purchased in July 2006. We delivered the three double-hulled tank barge newbuilds, the Energy 6506, Energy 6507 and Energy 6508, and three of the four retrofitted ocean-going tugs, the Michigan Service, Huron Service, and Superior Service, on various dates throughout the latter half of 2007 and first half of 2008. The final retrofitted tug, the Erie Service, was placed in service in July 2008 and marks the completion of our second TTB newbuild program. The total final cost of our second TTB newbuild program, before construction period interest, was approximately $77.9 million.

During fiscal 2008, we expect to drydock a total of nineteen OSVs, five tugs and nine tank barges for recertification and discretionary vessel enhancements, to acquire additional equipment for our OSVs to support subsea operations, to acquire an additional shore-base facility and to incur non-vessel capital expenditures primarily related to information technology initiatives, shore-side transportation assets and corporate projects. The following table summarizes the costs incurred for these purposes for the three and nine months ended September 30, 2008 and 2007, and the projected costs for the year ended December 31, 2008 (in millions and prior to construction period interest, as applicable):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2008	2007	2008	2007	2008
Maintenance Capital Expenditures:	Actual	Actual	Actual	Actual	Forecast
Deferred drydocking charges	$5.4	$5.9	$14.8	$16.4	$19.4
Other vessel capital improvements (1)	5.3	2.9	19.3	9.4	22.3
Miscellaneous non-vessel additions	0.9	1.6	23.4	4.1	24.7

Total:	$11.6	$10.4	$57.5	$29.9	$66.4

(1)	Other vessel capital improvements include costs for the regulatory drydocking of acquired vessels that were included in our purchase price allocation for the Sea Mar Fleet. During the three and nine months ended September 30, 2008, we incurred $0.6 million and $5.6 million to recertify these vessels, respectively. We forecast the total cash outlay for these drydockings to be approximately $6.0 million for fiscal 2008.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this press release for a variety of reasons, which include: the Company’s inability to successfully or timely complete its various vessel construction and conversion programs, especially its MPSV program, which involves the construction and integration of highly complex vessels and systems; changes in the Company’s vessel construction and conversion budgets, less than anticipated success in marketing and operating its MPSVs, which are a class of vessels that the Company has not previously owned or operated; the inability to re-charter the HOS Achiever (f/k/a the Superior Achiever) due to the bankruptcy proceedings involving Superior Offshore International, Inc.; further weakening of demand for TTB services; inability of the Company to offset the loss of TTB revenues with OSV revenue increases; inability to effectively curtail TTB operating expenses from stacked vessels; inability to successfully implement any actions resulting from the Company’s strategic review of the TTB segment; unplanned customer suspensions, cancellations or non-renewals of vessel charters, or failure to finalize commitments to charter vessels; industry risks, changes in capital spending budgets by customers, fluctuations in oil and natural gas prices, variations in demand for vessel services, increases in operating costs, the inability to accurately predict vessel utilization levels and dayrates, less than anticipated subsea infrastructure demand activity in the GoM and other markets, the level of fleet additions by competitors that could result in over-capacity, economic and political risks, weather related risks, the inability to attract and retain qualified marine personnel, regulatory risks, the repeal or administrative weakening of the Jones Act, drydocking delays and cost overruns and related risks, vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties, unexpected litigation and insurance expenses, fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations. In addition, the Company’s future results may be impacted by continued volatility or further deterioration in capital markets, inflation, deflation, or other adverse economic conditions that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under the Company’s credit agreement, or changes that may result from the pending shift in power between the national political parties in the United States government. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and the Company’s business, financial condition and results of operations could be materially and adversely affected.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in November 2006. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 10% change from our closing share price of $38.62 as of September 30, 2008 would not have an impact on such transactions.

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of September 30, 2008 would have no material impact on such investments.

Changes in interest rates would not impact our interest expense for our long-term fixed interest rate 6.125% senior notes and 1.625% convertible senior notes. However, changes in interest rates would impact the fair value of such notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on

November 15, 2013, and mature on November 15, 2026. The effective interest rate on such notes is 2.04%. A hypothetical 10% change in interest rates as of September 30, 2008 would have no impact on our interest expense for our fixed interest rate debt. In connection with our convertible notes, we are a party to convertible note hedge transactions with respect to our common stock with Jefferies & Company, Inc., Bear Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. As a result of the financial markets crisis during the third quarter of 2008, the Bear Stearns International Limited position has been assumed by JP Morgan Chase in its acquisition of Bear Stearns and AIG-FP Structured Finance (Cayman) Limited’s parent company, or AIG, was recently re-capitalized by the U.S. Government. The Company is not currently aware of any collection issues with regard to any of these counter-parties.

Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of September 30, 2008, $110.0 million was drawn under such facility, which was incurring interest at a floating rate of LIBOR plus 100 basis points on 4.6%, as of such date. A hypothetical 10% change in interest rates as of September 30, 2008 would not have a material impact on our interest expense for our revolving credit facility.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for four of our OSVs for service offshore Trinidad. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in Trinidad & Tobago dollars which creates an exchange risk related to currency fluctuations. In addition, we are currently operating under fixed time charters with five OSVs offshore Mexico and two OSVs offshore Qatar. Although we are paid in U.S. Dollars, there is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. We also have a shipyard contract denominated in Euros for the construction of one remaining MPSV in the Netherlands, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such shipyard draw payments. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A—Risk Factors

Other than the additional risk factor noted below, there were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in response to Item 1A to Part I of Form 10-K.

We May be Adversely Affected by Uncertainty in the Global Financial Markets

Our future results may be impacted by continued volatility or further deterioration in the debt and equity capital markets, inflation, deflation, or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments, the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under our revolving credit agreement. Additionally, credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.

The cost of raising money in the debt and equity capital markets has increased substantially during the current financial crisis while the availability of funds from those markets has diminished significantly. The current global economic downturn may adversely impact our ability to issue additional debt and equity in the future on acceptable terms. Also, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt upon maturity or on terms similar to expiring debt. As a result, interest rates may rise in the future, which could increase the cost of borrowing under our revolving credit agreement. In addition, we may be unable to obtain adequate funding under our revolving credit agreement if our lending counterparties are unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that additional funding will be available if needed and to the extent required, on acceptable terms.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of In corporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

Exhibit Number		Description of Exhibit
4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s amended Registration Statement on Form 8-A/A filed September 3, 2004).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.8	—	Registration Rights Agreement dated November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed November 13, 2006).

10.1†	—	Change in Control Agreement dated effective August 5, 2008 by and between Samuel A. Giberga and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.2†	—	Change in Control Agreement dated effective August 5, 2008 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: November 10, 2008	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer