Form 10-K
period 2008-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2009-03-02
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $1,380,097,335.

The number of outstanding shares of Common Stock as of January 31, 2009 is 26,111,023 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2009 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, which include: the Company’s inability to successfully or timely complete its various vessel construction and conversion programs, especially its MPSV program, which involves the construction and integration of highly complex vessels and systems; changes in its vessel construction and conversion budgets; less than anticipated success in marketing and operating its MPSVs, which are a class of vessels that the Company has not previously owned or operated; further weakening of demand for the Company’s services; inability to effectively curtail operating expenses from stacked vessels; inability to sell or otherwise dispose of non-core assets on acceptable terms; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; the inability or unwillingness by customers to place on hire contractually committed vessels that are part of the Company’s newbuild programs, when such vessels are available for service; industry risks; further reductions in capital spending budgets by customers; further decline in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks; weather related risks; the inability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations. In addition, the Company’s future results may be impacted by continued volatility or further deterioration in the capital markets and the worldwide economic downturn; inflation, deflation, or other adverse economic conditions that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under the Company’s credit agreement, or changes that may result from the recent shift in power between the national political parties in the United States government. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

References in this Annual Report on Form 10-K to “OSVs” mean offshore supply vessels; to “TTB” mean ocean-going tugs and tank barges; to “MPSVs” mean multi-purpose support vessels; to “AHTS” mean anchor-handling towing supply; to “ROVs” mean remotely operated vehicles; to “DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels to automatically maintain a vessel‘s position and heading; to “flotel” mean accommodations services, such as lodging, meals and office space; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth; to “ultra-deepwater” mean offshore areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels; and to “conventional,” when referring to OSVs, mean vessels that are at least 20 years old, are generally less than 200’ in length or carry less than 1,500 dead weight tons of cargo when originally built and primarily operate on the Continental Shelf.

PART I

ITEM 1—Business

GENERAL DEVELOPMENT OF BUSINESS

Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Hornbeck Offshore Services, Inc. is a leading provider of marine services to exploration and production, oilfield service, offshore construction and military customers. Since our establishment, we have primarily focused on providing innovative technologically advanced marine solutions to meet the evolving needs of the deepwater and ultra-deepwater energy industry. During the last five years we have rapidly expanded our fleet of vessels primarily through new vessel construction programs as well as through acquisitions of existing vessels. We maintain our headquarters at 103 Northpark Boulevard, Suite 300, Covington, Louisiana, 70433; our telephone number is (985)727-2000.

We operate two business segments in the marine industry. Our Upstream segment, formerly known as our OSV segment, owns and operates one of the youngest and largest fleets of U.S.-flagged, new generation OSVs. Upon completion of our MPSV program, we believe that we will own one of the youngest and largest fleets of DP-2 and DP-3 MPSVs, as well. Together, these vessels support deepwater and ultra-deepwater exploration, development, production, construction, installation, maintenance, repair and enhanced oil recovery requirements of the oil and gas industry, primarily in the U.S. Gulf of Mexico, or GoM, and in select international markets. Our Upstream segment also includes conventional OSVs, work class ROVs and a shore-base facility located in Port Fourchon, Louisiana. On occasion, we provide vessel management services for other vessels owners, such as crewing, daily operational management and maintenance activities. Our Downstream segment, formerly known as our TTB segment, owns and operates a fleet of ocean-going tugs and tank barges that transport petroleum products, primarily in the northeastern United States, the GoM, Great Lakes and Puerto Rico. Although all of our vessels can operate in domestic and international waters, both of our fleets are predominately comprised of vessels that are qualified under Section 27 of the Merchant Marine Act of 1920, also known as the Jones Act, to engage in the U.S. coastwise trade. Foreign owned, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade.

We intend to continue our efforts to maximize stockholder value through our long-term return-oriented growth strategy. We will, as opportunities arise, acquire or construct additional vessels, as well as divest of certain assets that we consider to be non-core or otherwise not in line with our long-term strategy.

DESCRIPTION OF OUR BUSINESS

Our Upstream Segment

General—OSVs

OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, maintenance, repair and decommissioning activities. OSVs differ from other ships primarily due to their cargo carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore bases and offshore rigs and production facilities. In the mid-1990s, oil and gas producers began seeking large hydrocarbon reserves in deeper water depths using new, specialized drilling and production equipment. We recognized that the then-existing fleet of conventional OSVs operating in the GoM was not designed to support these more complex projects or to operate in the challenging environments in which they were conducted. Therefore, in 1997, we conceived of a fleet of new generation OSVs with enhanced capabilities to allow them to more effectively support deepwater drilling and related construction projects. In order to best serve these projects, we designed our new generation vessels with larger liquid mud and dry bulk cement capacities, as well as larger areas of open deck space, which are features essential to deepwater projects that are often distant from shore-based support infrastructure. Deepwater environments also required dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to deepwater installations. Such DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities.

Since 1997, we have executed our business plan to serve the deepwater exploration and production requirements of our customers with our diverse fleet of new generation OSVs. We own and operate a fleet of 42 new generation OSVs. Our new generation OSV fleet is comprised of a broad array of vessel classes with varying sizes and capabilities. Through a series of newbuild construction programs and multiple acquisitions, we now have a total of ten distinct new generation OSV vessel class designs particularly suited for our customers’ needs. Our fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards that will add an additional six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV, respectively, to our Upstream fleet by the end of 2010. Our newest design, the 250 EDF class, is based on our highly successful 240 ED design modified to lengthen the vessel and expand the propulsion package to achieve faster transit speeds.

General—MPSVs

MPSVs also support the offshore exploration and production activities of the energy industry. MPSVs are distinguished from OSVs in that they are significantly larger and more specialized vessels that are principally used to support complex deepwater subsea construction, installation, maintenance, repair, decommissioning and other sophisticated operations. These vessels are typically equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems. For example, MPSVs can serve as a platform for the subsea installation of risers, jumpers and umbilicals. MPSVs also support ROV operations, diving activities, well intervention, including live well intervention, platform decommissioning and other complex construction operations. Generally, MPSVs command higher day rates than OSVs due to their disparate relative size and versatility, as well as higher construction and operating costs.

In May 2005, we conceived of a new breed of MPSV that, in addition to the array of services described above, are also capable of being utilized to transport deck or bulk cargoes with capacities far exceeding that of new generation OSVs. We launched an innovative MPSV program to convert two former U.S.-flagged sulfur carriers into proprietary 370 class DP-2 new generation MPSVs. These MPSVs will have nearly three times the deadweight and liquid mud capacity of one of our 265 class new generation OSVs and more than eight times the liquid mud capacity of one of our 200 class new generation OSVs. In addition, we believe that these MPSVs will be able to assist in large volume deepwater well testing and flow-back operations. In addition, the vessels can be outfitted with a variety of “tool kits” including large capacity cranes, winches and other apparatus to support offshore construction, subsea well intervention, ROV operations, pipe-hauling and flotel services, among others.

In May 2007, we expanded our MPSV program to include the HOS Iron Horse, which is a newbuild MPSV being constructed at IHC Holland’s Merwede Shipyard in the Netherlands. The MPSV program was further expanded in January 2008 with the acquisition of the HOS Achiever, which was then under construction at IHC Holland’s Krimpen Shipyard, also in the Netherlands. The HOS Iron Horse and HOS Achiever are T-22 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship systems redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These T-22 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms to support subsea-to-surface construction, inspection, repair and maintenance, well intervention, decommissioning projects and flotel services, as well as pipeline and subsea wellhead installations with ROVs, saturation diving systems and flexible umbilical and flexible pipe-laying capabilities.

The following table provides information, as of February 15, 2009, regarding our fleet of new generation vessels that serve our OSV and MPSV customers.

New Generation Vessels

Name(1)	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower
OSVs
HOS Coral	290	TBD	TBD(2)	5,300 est.	15,400 est.	6,100 est.
BJ Blue Ray	265	Well Stimulation	Nov 2001	3,756	10,700	6,700
HOS Brimstone	265	Supply	Jun 2002	3,756	10,400	6,700
HOS Stormridge	265	Supply	Aug 2002	3,756	10,400	6,700
HOS Sandstorm	265	Supply	Oct 2002	3,756	10,400	6,700
HOS Resolution	250 EDF	Supply	Oct 2008	2,950	8,300	6,000
HOS Mystique	250 EDF	ROV Support	Jan 2009	2,950	8,300	6,000
HOS Black Powder	250 EDF	TBD	TBD(2)	2,950 est.	8,300 est.	6,000 est.
HOS Pinnacle	250 EDF	TBD	TBD(2)	2,950 est.	8,300 est.	6,000 est.
HOS Winddancer	250 EDF	TBD	TBD(2)	2,950 est.	8,300 est.	6,000 est.
HOS Arrowhead	250 EDF	TBD	TBD(2)	2,950 est.	8,300 est.	6,000 est.
HOS Westwind	250 EDF	TBD	TBD(2)	2,950 est.	8,300 est.	6,000 est.
HOS Eagleview	250 EDF	TBD	TBD(2)	2,950 est.	8,300 est.	6,000 est.
HOS Wildwing	250 EDF	TBD	TBD(2)	2,950 est.	8,300 est.	6,000 est.
HOS Polestar	240 ED	Supply	May 2008	2,850	8,300	4,000
HOS Shooting Star	240 ED	Supply	Jul 2008	2,850	8,300	4,000
HOS North Star	240 ED	Supply	Nov 2008	2,850	8,300	4,000
HOS Lodestar	240 ED	Supply	Feb 2009	2,850	8,300	4,000
HOS Silver Arrow	240 ED	TBD	TBD(2)	2,850 est.	8,300 est.	4,000 est.
HOS Sweet Water	240 ED	TBD	TBD(2)	2,850 est.	8,300 est.	4,000 est.
HOS Bluewater	240 ED	Military	Mar 2003	2,850	8,300	4,000
HOS Gemstone	240 ED	Military	Jun 2003	2,850	8,300	4,000
HOS Greystone	240 ED	Military	Sep 2003	2,850	8,300	4,000
HOS Silverstar	240 ED	Military	Jan 2004	2,850	8,300	4,000
HOS Innovator	240 E	Supply	Apr 2001	2,380	5,500	4,500
HOS Dominator	240 E	Supply	Feb 2002	2,380	6,400	4,500
HOS Saylor(3)	240	Well Stimulation	Oct 1999 (Jan 2005)	3,322	n/a	8,000
HOS Deepwater	240	Supply	Nov 1999	2,250	6,300	4,500
HOS Cornerstone	240	Supply	Mar 2000	2,250	6,300	4,500
HOS Explorer	220	Supply	Feb 1999 (Jun 2003)	1,607	3,100	3,900
HOS Express	220	Supply	Sep 1998 (Jun 2003)	1,607	3,100	3,900
HOS Pioneer	220	Supply	Jun 2000 (Jun 2003)	1,607	3,100	4,200
HOS Trader	220	Supply	Nov 1997 (Jun 2003)	1,607	3,100	3,900
HOS Voyager	220	Supply	May 1998 (Jun 2003)	1,607	3,100	3,900
HOS Mariner	220	Supply	Sep 1999 (Aug. 2003)	1,607	3,100	3,900
HOS Hope	200	Supply	Jan 1999 (Aug 2007)	2,246	4,100	4,200
HOS Beaufort	200	Well Stimulation	Mar 1999 (Aug 2007)	2,246	4,100	4,200
HOS Hawke	200	Well Stimulation	Jul 1999 (Aug 2007)	2,246	4,100	4,200
HOS Byrd	200	Supply	Aug 1999 (Aug 2007)	2,246	4,100	4,200
HOS St. James	200	Supply	Oct 1999 (Aug 2007)	2,246	4,100	4,200
HOS St. John	200	Supply	Jan 2000 (Aug 2007)	2,246	4,100	4,200
HOS Douglas	200	Supply	Apr 2000 (Aug 2007)	2,246	4,100	4,200
HOS Davis	200	Supply	Jun 2000 (Aug 2007)	2,246	4,100	4,200
HOS Nome	200	Supply	Aug 2000 (Aug 2007)	2,246	4,100	4,200
HOS North	200	Supply	Oct 2000 (Aug 2007)	2,246	4,100	4,200
HOS Crossfire	200	Supply	Nov 1998	1,750	3,600	4,000
HOS Super H	200	Supply	Jan 1999	1,750	3,600	4,000
HOS Brigadoon	200	Supply	Mar 1999	1,750	3,600	4,000
HOS Thunderfoot	200	Supply	May 1999	1,750	3,600	4,000
HOS Dakota	200	Supply	Jun 1999	1,750	3,600	4,000

Name(1)	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower
MPSVs
HOS Achiever	430	Multi-Purpose	October 2008	8,200	n/a	8,000
HOS Iron Horse	430	Multi-Purpose	TBD(4)	8,000 est.	n/a	TBD
HOS Centerline	370	Multi-Purpose	TBD(4)	8,000 est.	32,000 est.	TBD
HOS Strongline	370	Multi-Purpose	TBD(4)	8,000 est.	32,000 est.	TBD
AHTS
HOS Navegante(3)	240	Towing/Supply	Jan 2000 (Mar 2005)	3,322	6,000	7,845

TBD—tobe determined

(1)	Excludes 6 conventional vessels acquired from Sea Mar Fleet in August 2007.
(2)	These vessels are currently being constructed under our fourth OSV newbuild program with anticipated in-service dates ranging from 2009 through 2010.
(3)	The HOS Navegante, a foreign-flagged AHTS, is being used primarily for its OSV capabilities and for towing jack-up rigs. The HOS Saylor is also a foreign-flagged AHTS vessel that was converted to a well stimulation vessel in 2007.
(4)	These vessels are currently being constructed or converted under our MPSV program with anticipated deliveries in the first quarter of 2009 for the HOS Centerline and fourth quarter of 2009 for the HOS Iron Horse and HOS Strongline, respectively.

In December 2005, we acquired the lease rights to a shore-base facility located in Port Fourchon, Louisiana, which we renamed HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs and production units. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, the port services nearly all deepwater rigs and almost half of all shallow rigs in the GoM, which accounted for 80% of U.S. offshore oil volume in 2006. The facility lease has four years remaining on its initial term, with four additional five-year renewal periods. In January 2008, we purchased a leasehold interest in an additional parcel of improved real estate adjacent to HOS Port. The new facility lease has six years remaining on its initial term, with four additional five-year renewal periods. The combined acreage of the two adjoining properties is approximately 60 acres, more than double the previous size of HOS Port. The new facility lease, formerly known as the Rowan Base, increased our shore-base lifting capacity by two cranes, and extended our waterfront bulkhead by over 1,000 additional linear feet to a total of nearly 3,000 linear feet.

HOS Port not only supports our existing fleet and Upstream customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our continued favorable outlook for the deepwater GoM. The acquisition of the Rowan Base supports our rapidly expanding operations in the largest deepwater offshore port in the GoM and provides an expanded logistics support facility for our MPSV program.

Principal Markets for Upstream Segment

OSVs and MPSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity, such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America, and the Middle East. While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters, or cabotage laws such as the Jones Act, can limit the migration of OSVs. Because MPSVs generally do not carry cargo, they are less limited by cabatoge laws. In general, demand for OSVs, as evidenced by dayrates and utilization rates, is primarily related to offshore oil and natural gas exploration, development and production activity, which in turn is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, capital budgets of offshore exploration and production companies, and repair and maintenance needs in the deepwater oilfield. Our principal geographic market is the GoM, where we provide services to several major integrated oil companies as well as mid-size and large independent oil companies with deepwater and ultra-deepwater activities. We operate in select international markets, primarily Mexico, Trinidad, Brazil and Qatar, where we provide services to state-owned oil companies, major international oil and oilfield service companies. We are subcontracted by other oilfield service companies, both in the GoM and internationally, to provide a new generation fleet that enables them to render offshore oilfield services, such as well stimulation or other enhanced oil recovery activities, diving and ROV operations, construction, installation, maintenance, repair and decommissioning services. Since 2006, we have developed a specialized application of our new generation OSVs for use by the military.

Our charters are the product of either direct negotiation or a competitive proposal process, which evaluates vessel capability, availability and price. Our primary method of chartering in the GoM is through direct vessel negotiations with our customers on either a long-term or spot basis. In the international market, we often charter through local entities in order to comply with cabotage or other local requirements. Some charters are solicited by customers through international vessel brokerage firms, which earn a commission that is customarily paid by the vessel owner. Our military charters are the product of a competitive procurement process conducted by the Military Sealift Command. All of our charters, whether long-term or spot, are priced on a dayrate basis, whereby for each day that the vessel is under contract to the customer, we earn a fixed amount of charter-hire for the customer’s use of the vessel. Many long-term contracts and all government charters contain early termination options in favor of the customer; however, some have fees designed to discourage early termination. Long-term charters sometimes contain provisions that permit us to increase our dayrates in order to be compensated for increased expenses or regulatory changes.

Competition for Upstream Segment

The OSV and MPSV industry is highly competitive. Competition primarily involves such factors as:

•	price;

•	quality and capability of the crew members;

•	ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	quality, capability and age of vessels and;

•	experience.

All but two of our OSVs and two of our MPSVs are U.S.-flagged and are qualified under the Jones Act to engage in domestic coastwise trade. The Jones Act restricts the ability of vessels that are foreign built, foreign owned, foreign crewed or foreign-flagged from engaging in coastwise trade in the United States and Puerto Rico. The services provided by OSVs constitute coastwise trade as defined by the Jones Act. Consequently, competition for our Upstream services is largely restricted to other U.S. vessel owners and operators, both publicly and privately held. We believe we operate the second largest fleet of new generation

Jones Act qualified OSVs in the United States. See “Environmental and Other Governmental Regulation” for a more detailed discussion of the Jones Act. Internationally, our OSVs compete against other U.S. owners, as well as foreign owners and operators of OSVs. Some of our international competitors may benefit from a lower cost basis in their vessels, which are not generally constructed in high-cost U.S. shipyards, as well as from lower crewing costs and favorable tax regimes. While foreign vessel owners cannot engage in U.S. coastwise trade, cabotage laws in other parts of the world are less restrictive and our vessels are generally able to compete internationally.

Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Accordingly, competition in the MPSV industry is global in nature and is more greatly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project. Our T-22 class of MPSVs are classed DP-3 vessels, which increases their uniqueness in the international market and their ability to support highly specialized operations for which customers require DP-3 classification. Our 370 class of MPSVs are Jones Act-qualified DP-2 classed vessels. Unlike most MPSVs that do not carry significant amounts of deck or bulk cargo, these vessels are expected to be certificated by the United States Coast Guard to carry significant quantities of deck and bulk cargo. As such, they will compete for projects with other international MPSVs, but can also participate in the GoM OSV market as large-capacity carriers of drilling fluids, petroleum products and deck cargos in support of deepwater exploration, development and production operations. We believe that our 370 class MPSVs will be the largest capacity carriers of such products in the world.

Although some of our principal competitors are larger, have greater financial resources and have more extensive international operations than us, we believe that our operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our new generation OSVs range from less than one year to ten years, while the average age of the industry’s conventional U.S.-flagged OSV fleet is approximately 29 years. We believe that many more of these older vessels will be retired in the next few years. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in service and greater customer interest in deep well, deepwater and ultra-deepwater drilling activity. Once all currently announced domestic newbuilds have been delivered by the end of 2011, and assuming that none of them leave for foreign or non-oilfield markets, we project that the visible supply of new generation vessels in the GoM could still be below our current estimate of visible demand for new generation OSVs in the GoM during such timeframe.

Competition for MPSVs differs from OSVs in that MPSVs that do not have coastwise trade privileges might be permitted to operate in the GoM, provided they do not engage in certain activities that are reserved for Jones Act-qualified vessels. Consequently, our MPSVs may face more competition from foreign-flagged vessels in the GoM than do our OSVs. In addition, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. Our OSVs, by contrast, are usually contracted by oil companies, which do not own their own vessels and therefore do not compete with us.

Our Downstream Segment

General

The domestic tank barge industry provides marine transportation of crude oil, petroleum products and petrochemicals by ocean-going tugs and tank barges and is a critical link in the U.S. petroleum distribution chain. The largest tank barge market in the northeastern United States is New York Harbor. Petroleum products are transported in the northeastern United States through a vast network of terminals, tankers and pipelines. Imported petroleum products are primarily delivered to New York Harbor as it has the capacity to receive products in cargo lots of 50,000 tons or more per tanker. By contrast, draft limitations in most New England ports and drawbridge limitations in Boston, Massachusetts and Portland, Maine limit the average cargo-carrying capacity of direct imports into many of the largest New England ports to about 30,000 tons per tanker. As larger petroleum tankers are being built, we believe that direct delivery into New York Harbor will generate increased tank barge demand for lightering services and further shipment to New England, the Hudson River and Long Island.

We offer marine transportation, distribution and logistics services primarily in the northeastern United States, the GoM, Great Lakes and Puerto Rico with our Downstream fleet mix of nine double-hulled tank barges, 11 single-hulled tank barges and 17 ocean-going tugs. We provide our services to major integrated oil companies, independent refineries and oil traders. Generally, a tug and tank barge work together as a tow to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either “clean” or “dirty”. Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts. Since 2005, we have taken delivery of eight new double-hulled tank barges and eight retrofitted tugs under a series of Downstream newbuild programs. These tank barges added 780,000 barrels of new double-hulled barge capacity and increased our tug brake horsepower to an average of approximately 3,900 per tug, up from an average of approximately 3,100 per tug.

Oil Pollution Act of 1990

OPA 90 mandates that all single-hulled tank vessels operating in U.S. waters be removed from petroleum transportation service according to a set time schedule. Data provided by a U.S. Coast Guard report dated September 2001 indicated that 5.5 million barrels of single-hulled tank barge capacity would be retired by 2005 and an additional 3.5 million barrels by 2010, as mandated by OPA 90. According to the report, this represented, on a cumulative basis as of each such retirement date; 32% and 52%, respectively, of the total 17.2 million barrel single-hulled tank barge capacity that existed in 2001.

Our double-hulled tank barge fleet now represents roughly 50% of our tank barge fleet barrel-carrying capacity, up from 7% at the end of 2004. Currently, nine of our tank barges are double-hulled and are not subject to OPA 90 retirement dates. Ten of our 11 single-hulled tank barges are not required under OPA 90 to be retired or double-hulled prior to January 1, 2015, with the remaining single-hulled vessel scheduled for its OPA 90 retirement in mid-2009. We also own a twelfth single-hulled tank barge, the Energy 11102, which was retired from service under OPA 90 in December 2008. See the “Government Regulation” section below for more information regarding OPA 90.

The following tables provide information, as of February 15, 2009, regarding our Downstream fleet of 17 tugs and 21 tank barges.

Ocean-Going Tugs

Name	Gross Tonnage	Length (feet)	Year Built (Retrofitted)(1)	Brake Horsepower
Active:
Freedom Service	180	126	1982(2005)	6,140
Liberty Service	180	126	1982(2005)	6,140
Patriot Service	198	124	1996(2006)	6,140
Eagle Service	198	124	1996(2006)	6,140
Caribe Service	194	111	1970	3,900
Atlantic Service	198	105	1978	3,900
Brooklyn Service	198	105	1975	3,900
Gulf Service	198	126	1979	3,900
Erie Service	98	105	1981(2008)	3,620
Superior Service	98	105	1981(2008)	3,620
Tradewind Service	183	105	1975	3,200
Spartan Service	126	102	1978	3,000
Huron Service	98	105	1981(2007)	3,000
Michigan Service	98	105	1981(2007)	3,000
Sea Service	173	109	1975	2,820
Stapleton Service	146	78	1966	1,530
Inactive:
Bayridge Service(2)	194	100	1981	2,000

(1)	Our first and second TTB newbuild programs included the retrofitting of a total of eight tugs. These vessels were significantly improved and modernized to accommodate our newbuild double-hulled tank barges.
(2)	In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008 and are expected to continue through at least 2009, we elected to stack six single-hulled tank barges and one lower horsepower tug on various dates since April 1, 2008.

Ocean-Going Tank Barges

Name	Barrel Capacity	Length (feet)	Year Built	OPA 90 Date(1)
Active:
Ocean-Going Tank Barges:
Energy 13501	135,380	450	2005	DH
Energy 13502	135,380	450	2005	DH
Energy 11101	111,844	420	1979	2009
Energy 11103	112,269	390	2005	DH
Energy 11104	112,269	390	2005	DH
Energy 11105	112,269	390	2005	DH
Energy 8701	86,454	360	1976	2015
Energy 8001	81,364	350	1996	DH
Energy 6505	65,710	328	1978	2015
Energy 6503	65,145	327	1988	2015
Energy 6506	64,282	362	2007	DH
Energy 6507	65,230	362	2007	DH
Energy 6508	65,230	362	2008	DH
Energy 5501	57,848	341	1969	2015
Inactive:
Energy 7001(2)	72,016	300	1977	2015
Energy 7002(2)	72,693	351	1971	2015
Energy 6501(2)	63,875	300	1974	2015
Energy 6502(2)	64,317	300	1980	2015
Energy 6504(2)	66,333	305	1958	2015
Energy 2201(2)	22,556	242	1973	2015
Retired:
Energy 11102	111,844	420	1979	Retired

DH:	OPA 90 limitations are not applicable to these double-hulled vessels.
(1)	Prior to January 1 of the year indicated (except for the Energy 11101 for which the date is June 1, 2009), according to OPA 90, the vessel must be refurbished as a double hull or be retired from petroleum transportation service in U.S. waters. For a discussion of OPA 90 see “—Environmental and Other Governmental Regulation” below.
(2)	In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008 and are expected to continue through at least 2009, we elected to stack six single-hulled tank barges and one lower horsepower tug on various dates since April 1, 2008.

Principal Market for Downstream Segment

Major oil companies, refining, marketing and trading companies constitute the majority of our customers for Downstream services. We enter into a variety of contract arrangements with our Downstream customers, including spot and time charters, contracts of affreightment, consecutive voyage contracts and, occasionally, bareboat charters. Our contracts are obtained through competitive bidding, or with established customers through negotiation. We sometimes place charters through the brokerage community, which charges a brokerage commission payable by us. The brokerage commissions are based on the dayrates charged to customers. Our ocean-going tugs and tank barges serve the northeastern U.S. coast, primarily New York Harbor, by transporting both clean and dirty petroleum products to and from refineries and distribution terminals. Our tugs and tank barges also transport both clean and dirty petroleum products from refineries and distribution terminals in Puerto Rico to the Puerto Rico Electric Power Authority and to utilities located on other Caribbean islands. In addition, we provide ship lightering, bunkering and docking services in these markets and are well positioned to provide such services to the increasing number of new tankers that are too large to make direct deliveries to distribution terminals and refineries. Also, since 2005, we have accessed new markets for our double-hulled tank barges by performing upstream services for our OSV customers in the deepwater GoM. Re-deploying some of our TTB equipment to the GoM provided additional market opportunities with new downstream customers. Our tug and tank barge fleet has also served the Great Lakes region on a seasonal basis to support increased demand for clean fuels during the summer driving season.

Competition for Downstream Segment

In addition to pricing, the basis for competition in the Downstream industry centers around four major determinants:

•	Management systems: The operating capabilities of the vessels and the skill of the crews that man those vessels is a key determinant of a fleet’s ability to operate efficiently

•	Scheduling: The ability of the fleet to meet stringent customer sailing and delivery schedule requirements.

•	Experience: Efficient sailing schedules and lower fleet incident rates are indicative of higher safety standards and experienced personnel.

•	Vessel size and accessibility to customer terminals: Customer terminals vary widely in the sizes and types of vessels than can be accepted in their berths.

A TTB operator’s market reputation is a function of its performance against each of these criteria. Our Downstream segment has built a reputation in the TTB industry for providing punctual, high quality service with a focus on safety.

We currently estimate the total barrel carrying-capacity of the entire U.S. coastwise tank barge industry to be approximately 23.5 million barrels. Of this amount, 20.3 million barrels, or 86%, are considered to be operated by East Coast competitors. In defining the East Coast, we include the entire Atlantic seaboard from the northeastern U.S. to Florida, the GoM region, Puerto Rico and the Great Lakes. When analyzing our competitive landscape, we consider the blue water, short-haul niche within the East Coast market to be our primary operating domain. We estimate the average age of the East Coast short-haul coastwise fleet of domestic single and double-hulled barges to be approximately 35 and 8.5 years, respectively. By comparison, the average age of our single and double-hulled fleet is approximately 33 and 3 years, respectively. The total barrel capacity of all short-haul competitors that are either headquartered or currently operating the majority of their vessels within the East Coast market is 12.8 million barrels. These barrels are fairly evenly distributed among seven companies that own about 90% of the short-haul fleet; including the barrels that we transport. We believe that we are one of the top four East Coast short-haul players with an approximate 13% market share based on fleet capacity, in barrels. Competitors in our market niche are primarily comprised of well-established, multi-generational, family-owned businesses, with only two publicly traded companies, including us, having a critical mass of coastwise barges in the size range of 50,000 to 150,000 barrels.

The Company does not anticipate significant competition in the near term from new “greenfield” refined products pipelines or pipeline expansions along its primary transportation routes in the northeastern U.S. or Puerto Rico.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements for further discussion regarding financial information by segment and geographic location.

CUSTOMER DEPENDENCY

Because of the variety and number of customers historically using the services of our fleet, we believe that the loss of any one customer would not have a material adverse effect on our business. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2008, none of our customers accounted for at least 10% of our total revenues. For a discussion of significant customers in prior periods, see Note 13 of the notes to our consolidated financial statements.

GOVERNMENT REGULATION

Environmental Laws and Regulations

Our operations are subject to a variety of federal, state, local and international laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs including natural resource damages associated with releases of oil or hazardous materials into the environment, such laws and regulations may expose us to liability for the conditions caused by others or even acts of ours that were in compliance with all applicable laws and regulations at the time such acts were performed. Failure to comply with applicable laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Moreover, it is possible that changes in the environmental laws, regulations or enforcement policies that impose additional or more restrictive requirements or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.

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

OPA 90 requires that all newly-built tank vessels used in the transportation of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. We previously retired from service certain single-hulled tank barges at the end of 2004 and 2008 pursuant to OPA 90. Modifying or replacing existing vessels to provide for double hulls will be required of all single-hulled tank barges and tankers in the industry by the year 2015. We are in a favorable position concerning this provision because a significant number of vessels in our fleet of tank barges measure less than 5,000 gross tons. Vessels of such tonnage may continue to operate without double hulls through the year 2015. Under existing legal requirements, therefore, we will be required to modify or retire from service only one of our eleven remaining active single-hulled tank barges before 2015. However, if there are changes in the law that accelerate the time frame for retirement of such vessels, or if customer policies or preferences that mandate the use of double-hulled vessels become significantly more prevalent, absent our implementation of an additional replacement or newbuild program, such changes in law or in customer mandates could adversely affect our results of operations and financial condition.

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

EMPLOYEES

On December 31, 2008, we had 1,113 employees, including 915 operating personnel and 198 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to enjoy good relations with our employees.

SEASONALITY

Demand for our offshore support services is directly affected by the levels of offshore drilling activity. Budgets of many of our customers are based upon a calendar year, and demand for our upstream services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by our customers and weather conditions are more favorable for offshore activities. Many other factors, such as the expiration of drilling leases and the supply of and demand for oil and natural gas, may affect this general trend in any particular year. In addition, we typically have an increase in demand for our Upstream vessels to survey and repair offshore infrastructure immediately following major hurricanes in the GoM.

Downstream services are significantly affected by the strength of the U.S. economy, changes in weather patterns and population growth that affect the consumption of and the demand for refined petroleum products and crude oil. The Downstream market, in general, is marked by steady demand over time, although such demand is seasonal and often dependent on weather conditions. Unseasonably mild winters result in significantly lower demand for heating oil in the northeastern United States, which is a significant market for our Downstream services. Conversely, the summer driving season can increase demand for automobile fuel and, accordingly, the demand for our services.

WEBSITE AND OTHER ACCESS TO COMPANY REPORTS AND OTHER MATERIALS

Our website address is http://www.hornbeckoffshore.com/. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other documents that we file with, or furnish to, the Commission pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission. You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Board of Directors Code of Business Conduct and Ethics, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website (http://www.hornbeckoffshore.com/) under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services, Inc., Attn: General Counsel, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

ITEM 1A—Risk	Factors

Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risks described below as well as the other information we have provided in this Annual Report on Form 10-K. The risks described below are not the only ones we face. You should also consider the factors contained in our “Forward Looking Statements” disclaimer found on page 1 of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

The level of offshore oil and gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	changes in capital spending budgets by our customers:

•	unavailability of drilling rigs in the GoM, our prinicipal operating area;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	worldwide demand for oil and natural gas;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions and policies;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental and other regulation affecting our customers and their other service providers; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

We expect levels of oil and gas exploration, development and production activity to continue to be volatile and affect the demand for our Upstream services.

A continuation of the recent downturn in oil and natural gas prices is likely to cause a substantial further decline in expenditures for exploration, development and production activity, which would likely result in a corresponding decline in the demand for OSVs and MPSVs and thus decrease the utilization and dayrates of our OSVs and MPSVs. Such decreases could have a material adverse effect on our financial condition and results of operations. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our OSVs and MPSVs and could adversely affect utilization of our tugs and tank barges.

Increases in the supply of vessels could decrease dayrates.

In addition to our own vessel building programs, certain of our competitors have announced plans to construct new vessels to be deployed in domestic and foreign locations. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-oilfield applications would result in an increase in vessel capacity in our primary market. Additionally, construction of double-hulled, ocean-going tank barges in sufficient size and number to exceed the replacement of the single-hulled tank barges that have been or still need to be retired under OPA 90 would create an increase in ocean-going tank barge capacity. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in oil and natural gas prices on our results of operations and financial condition. Similarly, any increase in the supply of ocean-going tank barges, could not only increase competition for charters and lower utilization and dayrates, which could negatively affect our revenues and profitability, but could also worsen the impact of any reduction in domestic consumption of refined petroleum products or crude oil on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors may bring MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally.

Intense competition in our industry could reduce our profitability and market share.

Contracts for our vessels are generally awarded on an intensely competitive basis. Some of our competitors, including diversified multinational companies in the Upstream segment, have substantially greater financial resources and larger operating staffs than we do. They may be better able to compete in making vessels available more quickly and efficiently, meeting the customer’s schedule and withstanding the effect of declines in dayrates and utilization rates. They may also be better able to weather a downturn in the oil and gas industry. As a result, we could lose customers and market share to these competitors. Some of our competitors may also be willing to accept lower dayrates in order to maintain utilization, which can have a negative impact upon dayrates and utilization in both of our market segments.

The failure to successfully complete construction or conversion of our vessels or repairs, maintenance and routine drydockings on schedule and on budget and to utilize such vessels and the other vessels in our fleet at profitable levels could adversely affect our financial condition and results of operations.

We have nine new generation OSVs and one MPSV currently under construction and two coastwise sulfur tankers currently undergoing conversion into MPSVs. We may plan to construct other such vessels as market conditions warrant. We also routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our construction projects and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments or anticipated revenues with respect to vessels under construction, conversion or for other drydockings. Further, significant cost overruns or delays for vessels under construction, conversion or retrofit not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations. Moreover, customer demand for vessels currently under construction or conversion may not be as strong as we have anticipated, and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability. In addition, our Upstream vessels are sometimes chartered or hired to provide services to a specified drilling rig or project. A delay in the availability of the drilling rig or other project delays may have an adverse impact on our utilization of the contracted vessel and thus on our financial condition and results of operations.

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

Revenues from our Downstream business could be further adversely affected by a decline in demand for domestic refined petroleum products and crude oil or a change in existing methods of delivery in response to insufficient availability of Downstream services and other conditions.

A reduction in domestic consumption of refined petroleum products or crude oil has recently adversely affected the revenues of our Downstream business and could worsen.

Further worsening could affect our financial condition and results of operation. Weather conditions also affect demand for our Downstream services. For example, a mild winter may reduce demand for heating oil in the northeastern United States.

Moreover, alternative methods of delivery of refined petroleum products or crude oil may develop as a result of insufficient availability of Downstream services, the cost of compliance with homeland security, environmental regulations or increased liabilities connected with the transportation of refined petroleum products and crude oil. For example, long-haul transportation of refined petroleum products and crude oil is generally less costly by pipeline than by tank barge. While there are significant impediments to building new pipelines, such as high capital costs and environmental concerns, entities may propose new pipeline construction to meet demand for petroleum products. To the extent new pipeline segments are built or existing pipelines converted to carry petroleum products, such activity could have an adverse effect on our ability to compete in particular markets.

The early termination of contracts on our vessels could have an adverse effect on our operations.

Some of the long-term contracts for our vessels and all contracts with governmental entities contain early termination options in favor of the customer; however, some have early termination remedies or other provisions designed to discourage the customers from exercising such options. We cannot assure that our customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with us. Until replacement of such business with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business on economically equivalent terms.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

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

We are also subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of a national emergency or a threat to the security of the national defense, the Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (which includes United States corporations), including vessels under construction in the United States. If one of our OSVs, MPSVs, tugs or tank barges were purchased or requisitioned by the federal government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our tugs is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We would also not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our OSVs, MPSVs, tugs or tank barges. The purchase or the requisition for an extended period of time of one or more of our vessels could adversely affect our results of operations and financial condition.

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

Over the past several years we have derived an increasing portion of our revenues from foreign sources. In addition, certain of our newbuild construction, shipyard repair and procurement activities are being conducted with foreign vendors. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel seizure or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, kidnapping of or assault on personnel, piracy, adverse tax consequences, difficulties and costs of staffing international operations, currency exchange rate fluctuations and language and cultural differences. All of these risks are beyond our control and difficult to insure against. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.

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

In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of the volatility of the oil and gas industry and the demanding nature of the work, potential vessel employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our financial condition and results of operations may be adversely affected. If we are unable to recruit qualified personnel we may not be able to operate our vessels at full utilization, which would adversely affect our results of operations.

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws preempt state workers’ compensation laws and permit these employees and their representatives to pursue actions against employers for job-related incidents in federal courts based on tort theories. Because we are not generally protected by the damage limits imposed by state workers’ compensation statutes for these types of claims, we may have greater exposure for any claims made by these employees.

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

Our business has high fixed costs. Downtime or low productivity due to reduced demand, weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.

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

We may not have the ability to raise the funds necessary to settle conversion of our 1.625% convertible senior notes or to purchase such notes upon a fundamental change or on other purchase dates as defined in the agreement, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of shares.

Upon conversion of our 1.625% convertible senior notes, we may pay a settlement amount in cash and shares of our common stock, if any, based upon a 25 trading-day observation period. In addition, on November 15, 2013, November 15, 2016 and November 15, 2021, holders of the 1.625% convertible senior notes may require us to purchase their notes for cash. We cannot assure you that we will have sufficient financial resources, or would be able to arrange financing, to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the 1.625% convertible senior notes tendered by the holders in cash. Further, our ability to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the 1.625% convertible senior notes in cash may be subject to limitations in our revolving credit facility or any other indebtedness we may have in the future. If the holders of the 1.625% convertible senior notes convert such notes or require us to repurchase them, we may seek the consent of our lenders or attempt to refinance the debt, but there can be no assurance that we will be able to obtain consent or complete a refinancing. Failure by us to pay the settlement amount upon conversion or purchase the notes when required will result in an event of default with respect to the notes, which may also result in the acceleration of our other indebtedness, which we would not be able to satisfy.

The convertible note hedge and warrant transactions may affect the value of our common stock.

In connection with the original issuance of our 1.625% convertible senior notes, we entered into convertible note hedge and warrant transactions with counterparties that include affiliates of the initial purchasers of the convertible senior notes. The convertible note hedge transactions are expected to reduce the potential dilution upon conversion of such notes. However, if the warrants are exercised, such exercise would mitigate some of that reduction. In connection with these hedging and warrant transactions, such counterparties or their affiliates may enter into, or may unwind, various derivatives and/or purchase or sell our common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes).

The effect, if any, of these convertible note hedge and warrant transactions or any of these hedging activities on the market price of our common stock or the convertible senior notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could materially and adversely affect the value of our common stock.

The fundamental change purchase feature of our 1.625% convertible senior notes and provisions of our certificate of incorporation, bylaws, stockholder rights plan and Delaware law may delay or prevent an otherwise beneficial takeover attempt of our company.

The terms of our 1.625% convertible senior notes require us to purchase the notes for cash in the event of a fundamental change. A takeover of our company would trigger the requirement that we purchase the notes. Furthermore, our certificate of incorporation and bylaws, Delaware corporations law, and our stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

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

We may be adversely affected by uncertainty in the global financial markets.

Our future results may be impacted by continued volatility or further deterioration in the debt and equity capital markets. Inflation, deflation, or other adverse economic conditions may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments, the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under our revolving credit agreement. Additionally, credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.

The cost of raising money in the debt and equity capital markets has increased substantially during the current financial crisis while the availability of funds from those markets has diminished significantly. The current global economic downturn may adversely impact our ability to issue additional debt and equity in the future on acceptable terms. Also, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt upon maturity or on terms similar to expiring debt. As a result, interest rates may rise in the future, which could increase the cost of borrowing under our revolving credit agreement. In addition, we may be unable to obtain adequate funding under our revolving credit agreement if our lending counterparties are unwilling or unable to meet their funding obligations. Finally, if we require additional sources of short-term liquidity for any reason including without limitation the factors stated above, our existing lenders may be unable or unwilling to extend credit to us. Due to these factors, we cannot be certain that additional funding will be available if needed and to the extent required, on acceptable terms.

We may be unable to collect amounts owed to us by our customers.

We typically grant our customers credit on a short-term basis. Related credit risks are inherent as we do not typically collateralize receivables due from customers. We provide estimates for uncollectible accounts based primarily on our judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on our financial statements. However, our receivables valuation estimates may not be accurate and receivables due from customers reflected in our financial statements may not be collectible.

We may not prevail in collecting our receivable due from the Superior Offshore bankruptcy case.

As of December 31, 2008, we had net receivables due to us from Superior Offshore of approximately $13.8 million, which excludes cash proceeds already received by us under a letter of credit provided by Superior Offshore. These receivables largely represent three months of time charter invoices covering January 2009 through March 2009, as well as other charter-related invoices for the HOS Achiever. These 2009-related invoices were not recognized as revenue for the year ended December 31, 2008. We filed an amended proof of claim in the Bankruptcy Court to assert our rights to payment of these receivables from Superior Offshore’s Chapter 11 bankruptcy estate. We believe that a substantial portion and potentially all of these amounts are collectible based on Superior Offshore’s remaining cash and asset position described in Superior Offshore’s Bankruptcy Disclosure Statement and Plan of Reorganization. However, due to potential future unfavorable decisions that could be issued by the Bankruptcy Court, all of which are beyond our control, we cannot provide absolute assurance that all amounts currently recorded as receivables due from Superior Offshore will ultimately be collected.

ITEM 1B—Unresolved	Staff Comments

On December 31, 2008, we were notified by the Commission’s Division of Corporate Finance that our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 Annual Report, and our Definitive Proxy Statement on Schedule 14A filed on April 15, 2008, or 2008 Proxy Statement, had been reviewed by the Commission’s staff. The Commission’s staff noted two comments, each of which related to executive compensation disclosures in our 2008 Proxy Statement that were incorporated by reference into our 2007 Annual Report. As of March 2, 2009, we have submitted our response to the Commission and are awaiting final resolution of these disclosure matters. As the comments require changes to future filings only, the final resolution of these comments will not impact the executive compensation or compensation disclosure and analysis sections of our 2008 Proxy Statement.

ITEM 2—Properties

Our principal executive offices are in Covington, Louisiana, where we lease approximately 42,000 square feet of office space under leases expiring in September 2013. Our operating offices are located in Port Fourchon, Louisiana, New Iberia, Louisiana, Brooklyn, New York, and Ponce, Puerto Rico. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Our principal properties as of December 31, 2008 are as follows:

Location	Description	Segment Using Property	Owned/Leased
Covington, LA	Corporate Headquarters	Corporate	Leased
Madisonville, LA	Warehouse	Upstream	Leased
New Iberia, LA	Dock, Office, Warehouse	Upstream	Leased
Port Fourchon, LA	Dock, Office, Warehouse, Yard	Upstream/Downstream	Leased
Brooklyn, NY	Dock, Office, Warehouse, Yard	Downstream	Leased
Ponce, Puerto Rico	Dock, Office	Downstream	Leased

Item 3—Legal Proceedings

On October 1, 2008, we commenced a charter of the HOS Achiever to Superior Offshore for a six-month contract at a dayrate of $100,000. We also chartered one of our conventional OSVs to Superior Offshore and provided shore-base services to them during 2008. In April 2008, Superior Offshore filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore is continuing to operate its business as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. In early January 2009, Superior Offshore obtained an order from the Bankruptcy Court approving the rejection of the HOS Achiever charter pursuant to the provisions of section 365 of the Bankruptcy Code. The rejection of the HOS Achiever charter constitutes a breach of the charter. We have filed a proof of claim in the Superior Offshore bankruptcy case for payment of rejection damages associated with the breach of the charter. In late January 2009, Superior Offshore obtained confirmation of its Chapter 11 Plan of Reorganization, which provides for the treatment of claims from the available assets of the bankruptcy estate. We believe that we have mitigated our risk of loss under the HOS Achiever time charter through funds received under a letter of credit provided to us by Superior Offshore. In addition, as permitted by the time charter with Superior Offshore, the HOS Achiever is actively being marketed to other domestic and international customers.

As of December 31, 2008, we had net receivables due to us from Superior Offshore of approximately $13.8 million, which excludes cash proceeds received by usunder a letter of credit posted by Superior Offshore. These receivables largely represent three months of time charter invoices covering January 2009 through March 2009, as well as other charter related invoices for the HOS Achiever. We filed an amended proof of claim in the Bankruptcy Court to assert our rights to payment of these receivables from Superior Offshore’s Chapter 11 bankruptcy estate. We believe that a substantial portion, and potentially all, of these amounts are collectible based on Superior Offshore’s remaining cash and asset position described in Superior Offshore’s Bankruptcy Disclosure Statement and Plan of Reorganization. However, due to potential future unfavorable decisions by the Bankruptcy Court that could occur, all of which are beyond our control, we cannot provide absolute assurance that all amounts currently recorded as receivables due from Superior Offshore will ultimately be collected.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly period indicated, the high and low sale prices for our common stock as reported by the NYSE during 2008 and 2007.

	2008		2007
	High	Low	High	Low
First Quarter	$49.08	$37.15	$37.69	$25.09
Second Quarter	$59.43	$43.55	$41.50	$28.42
Third Quarter	$56.71	$33.67	$44.88	$34.31
Fourth Quarter	$38.39	$12.56	$47.88	$36.27

On January 31, 2009, we had 117 holders of record of our common stock.

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

Item 6—Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except operating and per share data)

Our selected historical consolidated financial information as of and for the periods ended December 31, 2008, 2007, 2006, 2005, and 2004 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues	$432,084	$338,970	$274,551	$182,586	$132,261
Operating expenses	164,532	126,876	95,591	66,910	58,520
Depreciation and amortization	52,002	35,169	32,021	27,270	23,135
General and administrative expenses	37,155	32,857	28,388	20,327	14,759
Gain on sale of assets	8,402	1,859	1,854	1,893	65
Operating income	186,797	145,927	120,405	69,972	35,912
Loss on early extinguishment of debt	—	—	—	1,698	22,443
Interest income	1,525	18,414	16,074	3,178	356
Interest expense	6,292	15,697	17,675	12,558	17,698
Other income (loss)(1)	190	(43)	70	87	70
Income (loss) before income taxes	182,220	148,601	118,874	58,981	(3,803)
Income tax expense (benefit)	65,107	53,810	43,159	21,538	(1,320)
Net income (loss)	117,113	94,791	75,715	37,443	(2,483)

Per Share Data:
Basic net income (loss)	$4.53	$3.69	$2.81	$1.67	$(0.13)
Diluted net income (loss)	$4.33	$3.58	$2.76	$1.64	$(0.13)
Weighted average basic shares outstanding	25,840	25,662	26,966	22,369	19,330
Weighted average diluted shares outstanding(2)	27,020	26,467	27,461	22,837	19,330

Balance Sheet Data (at period end):
Cash and cash equivalents	$20,216	$173,552	$474,261	$271,739	$54,301
Working capital	66,069	214,266	489,261	290,471	52,556
Property, plant, and equipment, net	1,394,643	953,210	531,951	462,041	361,219
Total assets	1,585,046	1,262,051	1,098,380	796,675	460,571
Total short-term debt (3)	—	—	—	—	15,449
Total long-term debt(4)	674,602	549,547	549,497	299,449	225,000
Total stockholders’ equity	694,378	562,314	454,873	429,495	182,904

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$199,483	$135,408	$131,790	$75,806	$21,405
Investing activities	(479,944)	(438,890)	(87,138)	(120,617)	(61,378)
Financing activities	127,109	2,710	157,797	262,202	81,358

Other Financial Data (unaudited):
EBITDA(5)	$238,989	$181,053	$152,496	$95,631	$36,674
Capital expenditures	497,756	444,773	91,212	124,964	61,378

	Year Ended December 31,
	2008	2007	2006	2005	2004

Other Operating Data (unaudited):
Offshore Supply Vessels:
Average number of new generation OSVs(6)	36.4	29.0	25.0	24.6	22.8
Average new generation OSV fleet capacity (deadweight)	84,892	67,739	59,042	57,658	51,938
Average new generation OSV capacity (deadweight)	2,329	2,341	2,362	2,341	2,274
Average new generation OSV utilization rate(7)	95.4%	93.3%	90.3%	96.2%	87.5%
Average new generation OSV dayrate(8)	$22,939	$21,505	$19,380	$13,413	$10,154
Effective dayrate(9)	$21,884	$20,064	$17,500	$12,903	$8,885
Tugs and Tank Barges:
Consolidated:
Average number of tank barges(10)	20.8	18.5	17.6	14.6	16.0
Average fleet capacity (barrels)(10)	1,732,982	1,579,989	1,488,177	1,072,075	1,156,330
Average barge size (barrels)	83,190	85,071	84,267	71,651	72,271
Average utilization rate(7)	64.8%	90.7%	92.7%	87.1%	82.2%
Effective utilization(12)	78.8%	90.7%	92.7%	87.1%	82.2%
Average dayrate(11)	$19,838	$18,089	$18,064	$13,542	$11,620
Effective dayrate(9)	$12,855	$16,407	$16,745	$11,795	$9,552
Double-hulled tank barges:
Average utilization rate(7)	85.0%	92.4%	97.9%	92.6%	98.8%
Average dayrate(11)	$21,806	$23,026	$24,539	$17,409	$12,134
Effective dayrate(9)	$18,535	$21,276	$24,024	$16,121	$12,112
Single-hulled tank barges:
Average utilization rate(7)	49.9%	89.8%	90.0%	85.9%	81.2%
Effective utilization rate(12)	72.3%	89.8%	90.0%	85.9%	81.2%
Average dayrate(11)	$17,302	$15,061	$12,010	$9,130	$9,246
Effective dayrate(9)	$8,634	$13,525	$10,809	$7,843	$7,508

(1)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.
(2)	For the years ended December 31, 2008, 2007, 2006, 2005, and 2004 stock options representing rights to acquire 3, 146, 323, 42, and 273 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes and related unamortized compensation. See Note 3 of our consolidated financial statements for more information on diluted shares outstanding.
(3)	Represents the remaining balance of approximately $15,500 in aggregate principal amount of our 10.625% senior notes due 2008 that were redeemed on January 14, 2005 and excludes original issue discount associated with our 10.625% senior notes in the amount of $97 as of December 31, 2004.
(4)	Excludes original issue discount associated with our 6.125% senior notes in the amount of $398, $453, $503, and $551 as of December 31, 2008, 2007, 2006 and 2005, respectively.
(5)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(6)	We operated 39 new generation OSVs as of December 31, 2008. For the year ended December 31, 2008, the average number of new generation OSVs above includes the HOS Polestar, HOS Shooting Star, and HOS North Star, three newly constructed 240 ED class OSVs that were placed in service under our fourth OSV newbuild program in May 2008, July 2008, and November 2008, respectively, and the HOS Resolution, a 250 EDF class OSV that was also placed in service under our fourth OSV newbuild program in October 2008. Also included are ten new generation OSVs that were acquired in August 2007. Excluded from this data are 10 conventional OSVs that were also acquired in August 2007, including the Cape Scott, which was sold in May 2008, and the Cape Cod, Cape San Lucas and Cape Spencer, which were sold in August 2008. We consider our six remaining conventional OSVs to be non-core assets.
(7)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(8)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(9)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(10)	The averages for the years ended December 31, 2008 and December 31, 2007 include the Energy 6506, Energy 6507 and Energy 6508, three double-hulled tank barges delivered under our second TTB newbuild program in August 2007, November 2007, and March 2008, respectively. As of December 31, 2008, our tank barge fleet consisted of 21 vessels, of which one single-hulled tank barge, the Energy 11102, was retired from service under OPA 90 in December 2008.
(11)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.
(12)	Effective utilization rates are average rates based on a 365-day year adjusted to exclude vessels that are stacked. As a result of soft market conditions for our single-hulled barges, we elected to stack the Energy 2201, Energy 6501, Energy 6502, Energy 6504, Energy 7001, and Energy 7002 on various dates during 2008.

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

The following table provides the detailed components of EBITDA as we define that term for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 respectively (in thousands). Information for years prior to 2008 has been reclassified to conform to the 2008 presentation.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Components of EBITDA:
Net income (loss)	$117,113	$94,791	$75,715	$37,443	$(2,483)
Interest, net:
Debt obligations	6,292	15,697	17,675	12,558	17,698
Interest income	(1,525)	(18,414)	(16,074)	(3,178)	(356)

Total interest, net	4,767	(2,717)	1,601	9,380	17,342

Income tax expense (benefit)	65,107	53,810	43,159	21,538	(1,320)
Depreciation	33,498	22,950	24,070	19,954	17,408
Amortization	18,504	12,219	7,951	7,316	5,727

EBITDA	$238,989	$181,053	$152,496	$95,631	$36,674

The following table reconciles EBITDA to cash flows provided by operating activities for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 respectively (in thousands).

	Year Ended December 31,
	2008	2007	2006	2005	2004
EBITDA Reconciliation to GAAP:
EBITDA	$238,989	$181,053	$152,496	$95,631	$36,674
Cash paid for deferred drydocking charges	(19,773)	(19,812)	(12,881)	(6,827)	(8,530)
Cash paid for interest	(24,981)	(22,644)	(18,537)	(17,888)	(24,023)
Cash paid for taxes	(6,119)	(4,799)	(1,398)	—	—
Changes in working capital	8,057	(4,128)	8,591	5,139	(4,960)
Stock-based compensation expense	10,815	7,390	5,196	—	—
Loss on early extinguishment of debt	—	—	—	1,698	22,443
Changes in other, net	(7,505)	(1,652)	(1,677)	(1,947)	(199)

Cash flows provided by operating activities	$199,483	$135,408	$131,790	$75,806	$21,405

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2008	2007	2006	2005	2004
Loss on early extinguishment of debt…	$—	$—	$—	$1,698	$22,443
Stock-based compensation expense	10,815	7,390	5,196	—	—
Interest income	1,525	18,414	16,074	3,178	356

Set forth below are the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating activities.

•	EBITDA does not reflect the future capital expenditure requirements that may be necessary to replace our existing vessels as a result of normal wear and tear,

•	EBITDA does not reflect the interest, future principal payments and other financing-related charges necessary to service the debt that we have incurred in acquiring and constructing our vessels,

•	EBITDA does not reflect the deferred income taxes that we will eventually have to pay once we are no longer in an overall tax net operating loss carryforward position, as applicable, and

•	EBITDA does not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA as a non-GAAP financial measure by only using EBITDA to supplement our GAAP results.

Item 7—	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth in our Forward Looking Statements disclaimer on page 1 of this Annual Report on Form 10-K.

Economic Downturn

The severe distress in the financial markets during the second half of 2008 did not have a significant impact on our financial position, results of operations or liquidity for the year ended December 31, 2008. The expected weakness in the overall economy and any continued lack of liquidity in the credit markets is affecting the spending patterns of our customers and is likely to weaken demand for our services. The extent of such weakened demand and how long it may last is not known. In addition, lack of liquidity and low oil prices may impact the continued viability of projects contemplated by our customers. Moreover, the construction of deepwater drilling rigs, which are a demand driver for our Upstream business, may be cancelled or delayed in the current climate.

Upstream Segment

Outlook. Our average new generation OSV dayrates for the year ended December 31, 2008 surpassed $22,000 on an annual basis for the first time and our average OSV utilization was in the mid-90% range for the year. However, the significant drop in the price of oil since its peak in 2008 is expected to impact our effective dayrates in 2009. While the exploration and production budgets of our upstream customers are anticipated to be lower in 2009 than in 2008, we expect that currently commissioned deepwater, ultra-deepwater and other longer-lead time offshore projects will be less impacted by budget reductions.

Twenty-one of our OSVs are currently operating long-term contracts with expiration dates ranging from May 2009 through June 2012. Notably, of the 10 new generation OSVs yet to be placed in service under our fourth OSV newbuild program, five of such OSVs have already been committed to multi-year contracts while they are still under construction. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or are tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain, among others, provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

In early 2009, we have noted more OSV spot dayrate volatility in the GoM, particularly for conventional OSVs and our 200 and 220 class new generation OSVs. In recognition of these market conditions, we elected to stack four of our six remaining conventional OSVs on various dates in late December 2008 and early 2009 and plan to stack one additional conventional OSV during the first quarter of 2009. These vessels were acquired in August

2007 and are considered non-core assets. We believe that our diverse and technologically advanced new generation Upstream fleet enables us to serve our customers’ many worldwide offshore applications. As of December 31, 2008, nearly half of our new generation OSV fleet was operating in international areas or performing specialty services, such as well stimulation, ROV support or working for the military.

Our 40 new generation OSVs, two active conventional OSVs and one MPSV are currently operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	28
Other U.S. coastlines	4

32

Foreign
Trinidad	4
Mexico	5
Qatar	2

11

Total Upstream Vessels	43

OSV Newbuild Program. Of the 16 new generation DP-2 OSVs under our fourth OSV newbuild program, eleven have been awarded customer contracts prior to their shipyard delivery. Four of the 240 ED class OSVs under this program, the HOS Polestar, the HOS Shooting Star,the HOS North Star, and the HOS Lodestar were placed in service in May 2008, July 2008, November 2008 and February 2009, respectively. Two of the 250 EDF class vessels under this program, the HOS Resolution and the HOS Mystique, were placed in service in October 2008 and January 2009, respectively. For further information regarding our fourth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section. The remaining OSVs under this newbuild program are expected to be placed in service in accordance with the schedule shown in the table below:

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
240ED class OSVs	—	—	—	1	1	—	—
250EDF class OSVs(1)	—	—	2	1	2	1	1
290 class OSVs	1	—	—	—	—	—	—

	1	—	2	2	3	1	1

(1)	Includes four 250EDF class OSVs that will undergo conversion for military support services under long-term charters that are expected to commence in October 2009 for one vessel, and in the first quarter of 2010, for the remaining three vessels, respectively. Of the four vessels designated for military service, one was delivered from the shipyard during the first quarter of 2009, one is expected to be delivered in the second quarter of 2009 and two are expected to be delivered during the fourth quarter of 2009.

MPSV Program. On October 1, 2008, we placed in service the HOS Achiever, which commenced a six-month charter with Superior Offshore. The HOS Achiever is the first of two foreign-built T-22 class DP-3 MPSVs to be delivered under our MPSV program. During the first quarter of 2009, we expect to place in service, the HOS Centerline, the first of two converted Jones Act-qualified 370 class DP-2 MPSVs to be delivered under this program. The remaining vessels to be delivered under this program, the HOS Iron Horse, a T-22 class DP-3 MPSV, and the HOS Strongline, a converted 370 class DP-2 MPSV, are expected to be placed in service during the fourth quarter of 2009. We also have an exclusive four-year option to construct two additional “sister vessels” based on the same T-22 class DP-3 MPSV design at a U.S. shipyard of our choice, which would qualify for domestic coastwise trade under the Jones Act. For further information regarding our MPSV program, please refer to the Capital Expenditures and Related Commitments section.

All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for one foreign-flagged AHTS vessel, one foreign-flagged well stimulation vessel and one foreign-flagged MPSV.

Downstream Segment

Outlook. Consumer demand for gasoline during the traditional summer driving season of the second and third quarters was adversely affected by record high gasoline prices in 2008. The Energy Information Agency, or EIA, reported a 2.4% year-over-year decline in miles traveled in the second quarter of 2008 and had forecasted a similar decline for the third quarter of 2008. Energy prices plummeted in late-2008 from the record highs in mid-2008. Coupled with several prominent bank failures that occurred in the third quarter of 2008, the U.S. economy worsened and ultimately slipped into a recession by the fourth quarter of 2008. The state of the U.S. economy contributed to the continued slack demand for petroleum products through the remainder of 2008. In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008 and are expected to continue through at least the first half of 2009, we have stacked six single-hulled tank barges and one lower horsepower tug on various dates since April 1, 2008. The unfavorable revenue impact of stacking barges and tugs was partially offset by the reduced operating expenses associated with the lower cost of maintaining stacked equipment, including the reduction in cost for three in-chartered tugs whose contracts were not renewed.

Our Downstream fleet is comprised of a mix of nine double-hulled tank barges, 12 single-hulled tank barges and 17 ocean-going tugs. During December 2008, one of our older single-hulled barges, the Energy 11102, reached its OPA 90 phase out date and as such was retired from active service. Excluding vessels undergoing regulatory drydocking, approximately half of our active tank barges are operating under time charters. The remaining tank barges in our operating fleet are typically contracted under contracts of affreightment, or COAs.

Our tank barges are currently operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
New York Harbor	8
GoM	4
Other U.S. coastlines	1

13

Foreign
Puerto Rico	1

1

Total tank barges	14

Operating Costs

Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization.

In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the U.S. Coast Guard and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected.

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

Purchase Accounting. Purchase accounting requires extensive use of estimates and judgments to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. For example, costs related to the recertification of acquired vessels that are drydocked within the allocation period immediately following the acquisition of such vessels are reflected as an adjustment to the value of the vessels acquired and the liabilities assumed related to the drydocking. The adjusted basis of the vessel is depreciated over the remaining estimated useful life of the vessel. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. For example, if an acquired vessel was subsequently disposed of within the allocation period, the sales price of the vessel would be used to adjust the original assigned value to the vessel at the date of acquisition such that no gain or loss would be recognized upon disposition during the allocation period. If information becomes available after the allocation period, those items are reflected in operating results.

Carrying Value of Vessels. We depreciate our tugs, tank barges, OSVs, and MPSVs over estimated useful lives of 14 to 25 years, three to 25 years, 5 to 25 years and 25 years, respectively. Effective January 1, 2007, we prospectively modified our assumptions for estimated salvage values for our marine equipment. Salvage values for marine equipment range between 5% and 25% of the originally recorded cost, depending on vessel type. The useful lives used for single-hulled tank barges are based on their retirement date classification under OPA 90, and for double-hulled tank barges it is 25 years. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate that recovery of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of a vessel and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with a vessel. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, we would be required to recognize an impairment loss. As of December 31, 2008, we completed an impairment assessment of our single-hulled tank barges and one lower-horsepower tug that were stacked on various dates during 2008. Based on our analysis, which included quoted market prices as well as an internally generated estimate of probability-weighted undiscounted cash flows for these marine assets, we do not believe any impairment exists for these vessels as of December 31, 2008.

Recertification Costs. Our vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. Recertification costs can be accounted for in one of two ways: (1) defer and amortize or (2) expense as incurred. We defer and amortize recertification costs over the length of time that the recertification is expected to last, which is generally 30 months. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

Revenue Recognition. We charter our vessels to customers under time charters based on a daily rate of hire and recognize revenue as earned on a daily basis during the contract period of the specific vessel. We also contract our Downstream vessels to customers under COAs, under which revenue is recognized based on the number of days incurred for the voyage as a percentage of total estimated days applied to total estimated revenues. Voyage related costs are expensed as incurred. Substantially all voyages under COAs are less than 10 days in length.

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

Income Taxes. We follow SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future. In addition, we adopted Financial Accounting Standards Board, or FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in operating expense.

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

Convertible Senior Notes. On May 9, 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 specifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In general, paragraph 12 of Opinion 14 precludes considering cash proceeds from the issuance of specified types of convertible debt instruments as attributable to the conversion feature. APB 14-1 nullifies EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and EITF No. 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19).”

APB 14-1 requires that the liability and equity components of a convertible debt instrument within the scope of this rule be accounted for separately so that the entity’s accounting will reflect additional non-cash interest expense to match the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 requires retrospective application to all periods and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have adopted APB 14-1 effective beginning on January 1, 2009 and will apply this standard on a retrospective basis. The impact of APB 14-1 will result in a material increase to non-cash interest expense for financial statements covering the periods ended December 31, 2006 through December 31, 2013.

The table below reflects our retrospective adoption of APB 14-1 as of January 1, 2009. These selected financial captions summarize the impact of additional non-cash interest expense and original issue discount for the years ended December 31, 2008, 2007 and 2006. Amounts reflected for the year ended December 31, 2009 are based on management’s estimates and may not represent actual results for 2009. (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007	2006
	Forecast	Actual	Actual	Actual
Incremental non-cash interest expense	$10,079	$9,388	$8,744	$1,398
Less: capitalized interest(1)	(5,295)	(7,348)	(3,142)	(207)

Net incremental non-cash interest expense	$4,784	$2,040	$5,602	$1,191

Net decrease to earnings per common share:
Basic	$0.12	$0.05	$0.14	$0.03

Diluted	$0.11	$0.05	$0.13	$0.03

		As of December 31,
		2008	2007	2006
Long-term debt, as reported		$674,602	$549,547	$549,497
APB 14-1 adjustment		(56,083)	(65,471)	(74,215)

Long-term debt, as adjusted		$618,519	$484,076	$475,282

Equity, as reported		$694,378	$562,314	$454,873
APB 14-1 adjustment		42,522	43,833	47,407

Equity, as adjusted		$736,900	$606,147	$502,280

(1)	Capitalized interest for 2009 is estimated based on current cash outflow assumptions for ongoing newbuild construction and conversion programs. Actual capitalized interest may vary from our estimates above.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services.

	Years Ended December 31,
	2008	2007	2006
Offshore Supply Vessels:
Average number of new generation OSVs(1)	36.4	29.0	25.0
Average new generation OSV fleet capacity (deadweight)	84,892	67,739	59,042
Average new generation vessel capacity (deadweight)	2,329	2,341	2,362
Average new generation utilization rate(2)	95.4%	93.3%	90.3%
Average new generation dayrate(3)	$22,939	$21,505	$19,380
Effective dayrate(4)	$21,884	$20,064	$17,500

	Years Ended December 31,
	2008	2007	2006
Tugs and Tank Barges:
Consolidated:
Average number of tank barges(5)	20.8	18.5	17.6
Average fleet capacity (barrels)(5)	1,732,982	1,579,989	1,488,177
Average barge size (barrels)	83,190	85,071	84,267
Average utilization rate(2)	64.8%	90.7%	92.7%
Effective utilization rate(7)	78.8%	90.7%	92.7%
Average dayrate(6)	$19,838	$18,089	$18,064
Effective dayrate(4)	$12,855	$16,407	$16,745
Double-hulled tank barges:
Average utilization rate(2)	85.0%	92.4%	97.9%
Average dayrate(6)	$21,806	$23,026	$24,539
Effective dayrate(4)	$18,535	$21,276	$24,024
Single-hulled tank barges:
Average utilization rate(2)	49.9%	89.8%	90.0%
Effective utilization rate(7)	72.3%	89.8%	90.0%
Average dayrate(6)	$17,302	$15,061	$12,010
Effective dayrate(4)	$8,634	$13,525	$10,809

(1)	We operated 39 new generation OSVs as of December 31, 2008. For the year ended December 31, 2008, the average number of new generation OSVs above includes the HOS Polestar, HOS Shooting Star, and HOS North Star, three newly constructed 240 ED class OSVs that were placed in service under our fourth OSV newbuild program in May 2008, July 2008, and November 2008, respectively, and the HOS Resolution, a 250 EDF class OSV that was also placed in service under our fourth OSV newbuild program in October 2008. Also included are ten new generation OSVs that were acquired in August 2007. Excluded from this data are 10 conventional OSVs that were also acquired in August 2007, including the Cape Scott, which was sold in May 2008, and the Cape Cod, Cape San Lucas and Cape Spencer, which were sold in August 2008. We consider our six remaining conventional OSVs to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(5)	We owned 21 tank barges as of December 31, 2008. During December 2008, the Energy 11102 reached its OPA 90 phase out date and was removed from active service. The Energy 6506, Energy 6507, and Energy 6508, three double-hulled tank barges, were delivered in August 2007, November 2007, and March 2008, respectively, under our second TTB newbuild program. The Energy 2202 is not included as of December 31, 2007 as it was sold in May 2006. The Energy 8701 is included as of December 31, 2006, as it was previously retired from service under OPA 90 in December 2004 and reinstated into our active tank barge fleet in October 2006.
(6)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.
(7)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days. As of December 31, 2008, the following single-hulled tank barges were stacked: the Energy 2201, Energy 6501, Energy 6502, Energy 6504, Energy 7001, and Energy 7002. Vessels are considered utilized when they are generating revenues.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Summarized financial information concerning our reportable segments for the years ended December 31, 2008 and 2007, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2008	2007	$ Change	% Change
Revenues by segment:
Upstream
Domestic	$262,199	$193,634	$68,565	35.4%
Foreign	72,161	34,721	37,440	107.8

	334,360	228,355	106,005	46.4

Downstream
Domestic	88,235	101,427	(13,192)	(13.0)
Foreign(1)	9,489	9,188	301	3.3

	97,724	110,615	(12,891)	(11.7)

	$432,084	$338,970	$93,114	27.5%

Operating expenses by segment:
Upstream	$111,256	$78,512	$32,744	41.7%
Downstream	53,276	48,364	4,912	10.2

	$164,532	$126,876	$37,656	29.7%

Depreciation and amortization by segment:
Upstream	$32,958	$19,903	$13,055	65.6%
Downstream	19,044	15,266	3,778	24.7

	$52,002	$35,169	$16,833	47.9%

General and administrative expenses:
Upstream	$26,255	$17,865	$8,390	47.0%
Downstream	10,900	14,992	(4,092)	(27.3)

	$37,155	$32,857	$4,298	13.1%

Gain on sale of assets:
Upstream	$8,402	$1,859	$6,543	>100.0%
Downstream	—	—	—	—

	$8,402	$1,859	$6,543	>100.0%

Operating income:
Upstream	$172,293	$113,934	$58,359	51.2%
Downstream	14,504	31,993	(17,489)	(54.7)

	$186,797	$145,927	$40,870	28.0%

Interest expense	$6,292	$15,697	$(9,405)	(59.9)%

Interest income	$1,525	$18,414	$(16,889)	(91.7)%

Income tax expense	$65,107	$53,810	$11,297	21.0%

Net income	$117,113	$94,791	$22,322	23.5%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Revenues. Revenues for 2008 increased 27.5%, or $93.1 million, to $432.1 million from 2007 due to improved OSV market conditions and the full and partial-period contribution of additional vessels that were added to our fleet during 2007 and 2008. Our average operating fleet was approximately 82 vessels at the end of 2008 compared to 63 vessels at the end of 2007.

Revenues from our Upstream segment increased $106.0 million, or 46.4%, to $334.4 million for 2008 compared to $228.4 million for 2007. The increase in revenues is primarily the result of the growth of our fleet through acquisition and new vessel construction and higher new generation OSV effective dayrates. Revenues generated by newly constructed vessels since 2007 and the incremental contribution of the vessels acquired in the August 2007 Sea Mar Fleet acquisition accounted for approximately $75.0 million of the OSV revenue increase. The remaining $31.0 million of the OSV revenue increase was attributable to higher effective dayrates for the vessels that were in service during all of 2007 and 2008. Our new generation OSV average dayrate was $22,939 in 2008 compared to $21,505 in 2007, an increase of $1,434 or 6.7%. Our new generation OSV utilization was 95.4% in 2008 compared to 93.3% in 2007. Our new generation OSV dayrates and utilization were driven higher by continued market strength in the GoM and increased demand for our vessels related to inspection, construction and repair services and other specialty applications, particularly after Hurricanes Gustav and Ike. Domestic revenues for our Upstream segment increased $68.6 million during 2008 on the basis of our fleet growth and strong spot market conditions in the GoM that were prevailing through most of 2008. Foreign revenues for our Upstream segment increased $37.4 million primarily due to the full and partial-period contribution of four additional vessels operating in foreign waters as a result of the Sea Mar Fleet acquisition, two OSVs operating in foreign waters that operated in the GoM during 2007, and an OSV newbuild delivery whose initial charter commenced in foreign waters in May 2008.

Revenues from our Downstream segment decreased $12.9 million, or 11.7%, to $97.7 million for 2008 compared to 2007. The decrease in revenues was mainly driven by soft market conditions for our single-hulled vessels that resulted in the stacking of six single-hulled tank barges on various dates since the first quarter of 2008. The decrease in revenues was partially offset by the full and partial-period contribution from three newbuild double-hulled tank barges, the Energy 6506, Energy 6507, and Energy 6508, which were placed in service in August 2007, November 2007 and March 2008, respectively. Our double-hulled tank barge average dayrate was $21,806 for 2008, a decrease of $1,220 or 5.3%, from $23,026 for 2007. Our double-hulled tank barge utilization was 85.0% for 2008 compared to 92.4% for 2007. The decrease in double-hulled tank barge utilization was largely due to a shift in contract mix from time charters to COAs and, to a lesser extent, an increase in days out-of-service for regulatory drydockings. Our single-hulled tank barge average dayrate was $17,302 for 2008, an increase of $2,241, or 14.9%, from $15,061 for 2007. The increase in single-hulled tank barge average dayrates was largely the result of non-traditional services provided by our Downstream equipment to an Upstream customer in the GoM. Our single-hulled tank barge utilization was 49.9% for 2008 compared to 89.8% for 2007. The decrease in single-hulled tank barge utilization was primarily driven by soft market conditions that have prevailed since the first quarter of 2008, which ultimately resulted in our decision to stack six single-hulled barges. Our effective single-hulled tank barge utilization, which excludes the impact of stacked tank barges, was 72.3% for 2008. Foreign revenues for our Downstream segment during 2008 were in-line with the prior year.

Operating expenses. Operating expenses for 2008 grew 29.7% to $164.5 million compared to 2007 primarily due to the vessels added to our operating fleet through acquisitions or newbuild deliveries. In addition, higher fleet personnel costs, including FAS 123R stock-based compensation expense related to restricted stock unit awards granted to mariners, fuel expense and additional labor costs incurred to operate our recently expanded port facility contributed to the increase in operating expenses. Daily vessel operating costs have trended higher by approximately 10% for 2008 over 2007 levels for vessels that operated in both of our segments during 2008 and 2007. We expect cash operating expenses per vessel-day in 2009 to not materially increase over 2008 levels, excluding contract-related costs recoverable through higher dayrates or other revenue.

Operating expenses for our Upstream segment were $111.3 million, an increase of $32.7 million, or 41.7%, for 2008 compared to $78.5 million in 2007. Newly constructed vessels delivered during 2008 and the incremental contribution of vessels acquired in the August 2007 Sea Mar Fleet acquisition accounted for approximately $24.3 million of the operating expense increase over the year-ago period. Personnel costs, including FAS 123R stock-based compensation expense, additional shore-side labor costs to operate our recently expanded port facility, and to a lesser extent, higher insurance costs were the primary drivers for the remaining $8.4 million of the OSV operating expense increase.

Operating expenses for our Downstream segment were $53.3 million, an increase of $4.9 million, or 10.2%, for 2008 compared to 2007. The increase in operating expenses for the Downstream segment were mainly driven by additional vessels delivered under our second TTB newbuild program, higher fuel costs resulting from a shift in contract mix from time charters to COAs, and increased compensation costs for Downstream mariners, including FAS 123R stock-based compensation expense, partially offset by the non-renewal of contracts for three in-chartered tugs during the first half of 2008.

Depreciation and Amortization. Depreciation and amortization was $16.8 million higher for 2008 compared to 2007 primarily due to incremental depreciation related to 20 OSVs acquired in August 2007, seven vessels placed in service under our second TTB newbuild program throughout the second half of 2007 and the first half of 2008, four OSVs placed in service under our fourth OSV newbuild program during 2008, and one MPSV placed in service under our MPSV program in October 2008. Depreciation and amortization expense is expected to increase further when the vessels under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $37.2 million, or 8.6% of revenues, increased by $4.3 million during 2008 compared to 2007. The 13% increase in general and administrative expenses is primarily due to higher compensation costs and greater FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees. Our general and administrative expenses, inclusive of FAS123R expense, are expected to increase approximately 10% in 2009 over 2008 levels, but are expected to remain in the approximate range of 9% to 10% of revenues.

Gain on Sale of Assets. During 2008, we sold four conventional OSVs for net cash proceeds of $17.8 million at an aggregate gain of $8.4 million. During 2007, we recorded a $1.9 million gain in our Upstream segment due to the sale of our only fast supply vessel.

Operating Income. Operating income increased by 28.0%, or $40.9 million, to $186.8 million during 2008 compared to 2007 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 51.5% for 2008 compared to 49.9% for 2007. The primary driver for this margin increase relates to an increase in effective dayrates and the gain on sale of conventional OSVs discussed above. Operating income as a percentage of revenues for our Downstream segment was 14.8% for 2008, compared to 28.9% for 2007. This margin decrease primarily relates to the soft market conditions for our single-hulled tank barges during 2008 and the increase in operating expenses discussed above.

Interest Expense. Interest expense decreased $9.4 million during 2008 compared to 2007, primarily as a result of a $12.7 million increase in capitalized interest during 2008 compared to 2007. The increase in capitalized interest resulted from higher cash outlays associated with our ongoing newbuild and conversion programs. The decrease in interest expense was partially offset by the incremental interest incurred on an average balance under our revolving credit facility of $56.7 million for 2008 compared to a zero balance outstanding under such facility for 2007. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased $16.9 million to $1.5 million during 2008 mainly due to lower invested cash balances. The decrease in invested cash balances was driven by cash outflows for vessel acquisitions in August 2007 and January 2008, the acquisition of a leasehold interest in a new port facility adjacent to our shore-base in January 2008 and cash paid for ongoing newbuild and conversion programs. Our weighted average cash balance for 2008 was $43.0 million compared to $359.5 million for 2007. The average interest rate earned on our invested cash balances during the year ended December 31, 2008 was 3.2% compared to 5.1% for 2007.

Income Tax Expense. Our effective tax rate was 35.7% and 36.2% for 2008 and 2007, respectively. Our income tax expense primarily consists of deferred taxes generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate, due primarily to expected state and foreign tax liabilities and items not deductible for federal income tax purposes. We expect our effective tax rate to be 36.3% in 2009.

Net Income. Net income increased by 23.5%, or $22.3 million, to $117.1 million for 2008 compared to 2007 primarily due to the increase in operating income discussed above, which was partially offset by a $7.5 million increase in net interest expense and increased tax expense.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Summarized financial information concerning our reportable segments for the years ended December 31, 2007 and 2006, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$ Change	% Change
Revenues by segment:
Upstream
Domestic	$193,634	$141,341	$52,293	37.0%
Foreign	34,721	25,040	9,681	38.7

	228,355	166,381	61,974	37.2

Downstream
Domestic	101,427	100,260	1,167	1.2
Foreign(1)	9,188	7,910	1,278	16.2

	110,615	108,170	2,445	2.3

	$338,970	$274,551	$64,419	23.5%

Operating expenses by segment:
Upstream	$78,512	$55,175	$23,337	42.3%
Downstream	48,364	40,416	7,948	19.7

	$126,876	$95,591	$31,285	32.7%

Depreciation and amortization by segment:
Upstream	$19,903	$17,344	$2,559	14.8%
Downstream	15,266	14,677	589	4.0

	$35,169	$32,021	$3,148	9.8%

General and administrative expenses:
Upstream	$17,865	$13,505	$4,360	32.3%
Downstream	14,992	14,883	109	0.0

	$32,857	$28,388	$4,469	15.7%

Gain on sale of assets:
Upstream	$1,859	$—	$1,859	100.0%
Downstream	—	1,854	(1,854)	(100.0)

	$1,859	$1,854	$5	0.0%

Operating income:
Upstream	$113,934	$80,357	$33,577	41.8%
Downstream	31,993	40,048	(8,055)	(20.1)

	$145,927	$120,405	$25,522	21.2%

Interest expense	$15,697	$17,675	$(1,978)	(11.2)%

Interest income	$18,414	$16,074	$2,340	14.6%

Income tax expense	$53,810	$43,159	$10,651	24.7%

Net income	$94,791	$75,715	$19,076	25.2%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Revenues. Revenues for 2007 increased 23.5%, or $64.4 million, to $339.0 million from 2006 due to improved OSV market conditions in the GoM and additional vessels that were placed in service during 2007. Our average operating fleet was approximately 63 vessels at the end of 2007 compared to 57 vessels at the end of 2006.

Revenues from our Upstream segment increased $62.0 million, or 37.2%, to $228.4 million for 2007 compared to $166.4 million for 2006. The increase in revenue is due primarily to stronger dayrates for new generation OSVs that were in service during both 2007 and 2006 and additional revenues generated by the vessels acquired in the Sea Mar Fleet acquisition that occurred in August 2007. Additional revenues generated by the 20 acquired OSVs accounted for approximately $36.3 million of the Upstream revenue increase. The remaining $25.7 million of the Upstream revenue increase was attributable to vessels that were in service during all of 2006 and 2007. Our new generation OSV average dayrate was $21,505 in 2007 compared to $19,380 in 2006, an increase of $2,125 or 11.0%. Our new generation OSV utilization was 93.3% in 2007 compared to 90.3% in 2006. Our new generation OSV dayrates and utilization improved primarily due to continued strength in the GoM. Domestic revenues for our Upstream segment increased $52.3 million during 2007 on the basis of strong market conditions in the GoM and the growth of our fleet. Foreign revenues for our Upstream segment increased $9.7 million primarily due to the Sea Mar Fleet acquisition, which included four vessels that were operating in foreign markets.

Revenues from our Downstream segment increased $2.4 million, or 2.3%, to $110.6 million for 2007 compared to 2006. The increase in Downstream revenue was primarily due to the full-year contribution from a previously retired single-hulled tank barge, the Energy 8701, that was placed back into service in October 2006 and the partial-year contribution from two newbuild double-hulled tank barges, the Energy 6506 and Energy 6507, which were delivered in the latter half of 2007 under our second TTB newbuild program. Our tank barge average dayrates and utilization for 2007 were relatively flat compared to 2006.

Operating expenses. Operating expenses for 2007 grew 32.7% to $126.9 million compared to the same period in 2006 primarily due to the vessels added to our operating fleet through acquisitions or newbuild deliveries and higher personnel costs.

Operating expenses for our Upstream segment were $78.5 million, an increase of $23.3 million, or 42.3% for 2007 compared to 2006. The acquired vessels that were added to our operating fleet in August 2007 accounted for approximately $13.2 million of the operating expense increase over the year-ago period. Operating expenses were also impacted by higher personnel costs, including increased wages and FAS 123R stock-based compensation related to restricted stock unit awards granted to mariners. We also experienced higher maintenance and repair costs in 2007 compared to 2006.

Operating expenses for our Downstream segment were $48.4 million, an increase of $7.9 million, or 19.7%, for 2007 compared to 2006. Operating expenses increased primarily due to wage increases for Downstream mariners, higher FAS 123R stock-based compensation related to restricted stock unit awards granted to mariners, the increased cost of in-chartered third-party tugs and the full year contribution of the Energy 8701, which was returned to service in late 2006. Vessels that were delivered in the latter half of 2007 under our second TTB newbuild program also contributed to the increase in Downstream operating expense over the 2006 period. These factors were offset, in part, by lower insurance costs incurred during 2007.

Depreciation and Amortization. Depreciation and amortization was $3.1 million higher for 2007 compared to 2006, due to higher amortization of drydock costs for our vessels and incremental depreciation related to 20 vessels acquired in August 2007 and four vessels that were placed in service under our second TTB newbuild program during the second half of 2007. These increases were offset, in part, by the effect of our change in estimated salvage value for our vessels effective January 1, 2007.

General and Administrative Expense. General and administrative expenses increased $4.5 million during 2007 compared to 2006 due to higher personnel costs, FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees and increased costs for our variable incentive compensation plan.

Gain on Sale of Assets. During 2007, we recorded a $1.9 million gain in our Upstream segment due to the sale of our only fast supply vessel. During 2006, we recorded a $1.9 million gain in our Downstream segment due to the sale of the Energy 2202, a single-hulled tank barge, and the Ponce Service, a 3,900 horsepower tug, in May 2006 and October 2006, respectively.

Operating Income. Operating income increased by 21.2%, or $25.5 million, to $145.9 million during 2007 compared to 2006 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 49.9% for 2007 compared to 48.3% for 2006. The primary driver for this margin increase relates to higher effective dayrates. Operating income as a percentage of revenues for our Downstream segment was 28.9% for 2007, compared to 37.0% for 2006. The primary driver for this decrease relates to flat dayrates compared to the prior year, coupled with the increase in operating expenses discussed above.

Interest Expense. Interest expense decreased $2.0 million during 2007 compared to 2006, primarily as a result of a $5.7 million increase in capitalized interest during 2007 compared to 2006, offset by the November 2006 issuance of $250.0 million of 1.625% convertible senior notes. The increase in capitalized interest resulted from higher newbuild construction and conversion activity during 2007.

Interest Income. Interest income increased $2.3 million during 2007 due to the receipt of $156.6 million in net proceeds from the November 2006 convertible senior notes offering and related transactions and higher interest rates earned on invested cash balances. Our weighted average cash balance for 2007 was $359.5 million compared to $323.2 million for 2006.

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

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during 2009.

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

With the recent failures of several large banks and resulting tight credit conditions, we have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite the recent volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and existing revolver capacity will be more than sufficient to operate the company, complete our remaining newbuild programs and meet our other commitments for the foreseeable future. These sources of cash were available to fund our recent acquisitions, and will continue to fund our previously announced vessel newbuild and conversion programs, including the expansion of such programs announced since their commencement.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or a reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” on page 1 and the Risk Factors stated in Item 1A of this Annual Report on Form 10-K, may affect our financial condition or results of operations. None of our debt instruments mature any sooner than late 2011. We currently do not foresee a need to re-finance any of our existing facilities to fund our announced newbuild construction and conversion plans. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. It is possible that, due to events beyond our control, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of December 31, 2008, we had total cash and cash equivalents of $20.2 million. The January 2008 acquisition costs for the HOS Achiever and the lease rights for an additional shore-base adjacent to HOS Port, as well as the remaining construction costs related to our

MPSV program and our fourth OSV newbuild program, have been and will continue to be funded, in part, with cash on hand, projected cash flows from operations and borrowings available under our existing revolving credit facility. We have completed our second TTB newbuild program and, therefore, no additional borrowings related to that program are expected to occur. Based on the timing of shipyard milestones, we borrowed $125.0 million under our $250.0 million revolving credit facility during 2008. As of December 31, 2008, we had posted a letter of credit of $0.9 million and therefore had $124.1 million of credit immediately available under our revolving credit facility. Subsequent to December 31, 2008, we have drawn an additional $25.0 million for major milestone payments under our ongoing construction and conversion programs. The total amount outstanding under our revolving credit facility was $150.0 million as of February 15, 2009. The extent and timing of further draws on our revolving credit facility are primarily dependent upon cash flows generated from operations, shipyard schedules, the achievement of construction milestones and the potential sale of additional non-core assets.

In April 2008, Superior Offshore announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore has continued to operate its business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. As of December 31, 2008, we are owed amounts by Superior Offshore related to the HOS Achiever time charter as well as other OSV and shore-base services. We have asserted our claims against Superior Offshore and believe that a substantial portion, and potentially all, of the amounts owed to us are collectible. In addition, we have mitigated our risk of loss under our time charter through funds received under a letter of credit provided by Superior Offshore. In addition, as permitted by the time charter with Superior Offshore, the HOS Achiever is actively being marketed to other domestic and international customers. The vessel was recently chartered for an approximate term of five months, with renewal options, to an integrated oil company for a major, ultra-deepwater project in the Gulf of Mexico. For further information regarding our bankruptcy claim against Superior Offshore, please refer to Item 3-Legal Proceedings and Note 2 of our consolidated financial statements.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $199.5 million in 2008, $135.4 million in 2007, and $131.8 million in 2006. The increase in operating cash flows from 2008 to 2007 was primarily the result of the growth of our operating fleet and an increase in effective dayrates in our Upstream segment, partially offset by a decline in such cash flows from our Downstream segment. The increase in cash flows from operations reflects a full-period contribution from the OSVs that were acquired in August 2007, three additional double-hulled newbuild tank barges that were placed in service during the second half of 2007 and early 2008 and four newbuild OSVs that were placed in service in 2008. The increase in operating cash flows from 2006 to 2007 was the result of an increase in effective dayrates in our Upstream segment and the growth of our fleet. The increase in cash flows from operations for 2007 reflects a full-year contribution from a tank barge that was returned to service during the fourth quarter of 2006, the partial-year contribution from two additional double-hulled newbuild tank barges that were placed in service during the second half of 2007 and the partial-year contribution from OSVs that were acquired in August 2007. The 2006 to 2007 increases were offset, in part, by higher deferred drydocking costs. Our cash flows from operations should continue to be favorably impacted in 2009 by the partial-year of revenue contribution from vessels placed in service on various dates throughout 2009 under our MPSV program and our fourth OSV newbuild program.

Investing Activities. Net cash used in investing activities was $479.9 million in 2008, $438.9 million in 2007, and $87.1 million in 2006. Cash utilized in 2008 primarily consisted of construction costs incurred for our ongoing newbuild and conversion programs, as well as acquisition costs for the HOS Achiever and the lease rights for an additional shore-base facility adjacent to HOS Port. These investing activities were partially offset by approximately $17.8 million in net cash proceeds from the May 2008 sale of the Cape Scott and the August 2008 sale of the Cape Cod, Cape San Lucas and Cape Spencer, which were conventional OSVs purchased in the August 2007 Sea Mar Fleet acquisition. Cash utilized in 2007 primarily consisted of the Sea Mar Fleet acquisition from Nabors in August 2007 and construction costs incurred for our MPSV program, our fourth OSV newbuild program, and our second TTB newbuild program. These investing activities were partially offset by approximately $5.9 million in net cash inflows from the April 2007 sale of the HOS Hotshot, our only fast supply vessel. Cash invested for 2006 consisted of construction costs incurred for our first and second TTB newbuild programs, our MPSV program, our fourth OSV newbuild program and improvements made to our shore-base port facility. The cash utilized for investing activities during 2006 was partially offset by approximately $4.1 million of cash inflows from the sale of a single-hulled tank barge and an ocean-going tug.

Financing Activities. Net cash provided by financing activities was $127.1 million in 2008, $2.7 million in 2007, and $157.8 million in 2006. Net cash provided by financing activities for 2008 primarily resulted from the $125.0 million in borrowings under our revolving credit facility and, to a lesser extent, the net proceeds attributed to common stock issued under employee benefit programs. Net cash provided by financing activities for 2007 resulted from the net proceeds from common stock issued under employee benefit programs. Net cash provided by financing activities for 2006 primarily resulted from net cash proceeds generated from our November 2006 convertible senior note offering and the accompanying convertible note hedge, warrant sale, and stock repurchase transactions.

Commitments and Contractual Obligations

The following table sets forth our aggregate contractual obligations as of December 31, 2008 (in thousands).

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
6.125% senior notes(2)	$300,000	$—	$—	$300,000	$—
1.625% convertible senior notes(3)	250,000	—	—	—	250,000
Revolving credit facility	125,000	—	125,000	—	—
Interest payments(4)	195,768	24,375	70,689	46,147	54,557
Operating leases(5)	36,729	2,119	5,161	3,270	26,179
Vessel construction commitments(6)	268,012	226,776	41,236	—	—

Total	$1,175,509	$253,270	$242,086	$349,417	$330,736

(1)	Excludes approximately $0.4 million related to our FIN 48 tax liabilities, which are included in Other Liabilities in our Balance Sheet as of December 31, 2008 located on page F-1.
(2)	Our 6.125% senior notes mature on December 1, 2014 and include $398 of original issue discount.

(3)	Our 1.625% convertible senior notes, with an initial interest rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, mature on November 15, 2026. Holders of the convertible senior notes may convert such notes at their option as early as November 15, 2013, pursuant to certain conditions described in Note 6 of our consolidated financial statements included herein.
(4)	Interest payments relate to our 6.125% senior notes due December 1, 2014 and our 1.625% convertible senior notes due November 15, 2026 with semi-annual interest payments of $9.2 million payable June 1 and December 1, and $2.0 million payable May 15 and November 15; respectively. The semi-annual interest payments for our convertible senior notes will decline to $1.7 million for interest payments made after November 15, 2013. Effective January 1, 2009, we adopted APB-14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will require us to record additional non-cash interest expense. Non-cash interest expense has been excluded from the table above. Interest payments for our revolving credit facility were calculated using the balance as of December 31, 2008 and the applicable average interest rate at year-end of approximately 1.6%.
(5)	Included in operating leases are commitments for vessel rentals, a shore-base port facility, office space, office equipment and vehicles. See “—Properties” for additional information regarding our leased office space and other facilities.
(6)	The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones, however, the amounts are not expected to change materially in the aggregate.

Debt

As of December 31, 2008, we had total debt of $674.6 million, net of original issue discount. Our debt is comprised of $299.6 million of our 6.125% senior notes due 2014, or senior notes, $250.0 million of our 1.625% convertible senior notes due 2026 and $125.0 million in borrowings under our senior secured revolving credit facility due 2011. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes bear interest at an annual rate of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. The senior notes do not require any payments of principal prior to their stated maturity of December 1, 2014, but pursuant to the 2004 indenture under which the senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing our revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the $250.0 million borrowing base of the revolving credit facility, based on the defined leverage ratio. As of December 31, 2008, the average interest rate on our revolving credit facility was approximately 1.6%. For additional information with respect to our revolving credit facility, our 6.125% senior notes and our 1.625% convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the year ended December 31, 2008 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	For the Year Ended December 31, 2008	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
MPSV program(2)	$239.7	$385.6	$475.0	4Q2008-4Q2009
OSV newbuild program #4(3)	182.5	271.4	450.0	2Q2008-4Q2010
TTB newbuild program #2(4)	8.9	77.9	77.9	Completed

Total:	$431.1	$734.9	$1,002.9

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitations, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction, retrofit or conversion for delivery under our currently active programs, respectively.
(2)	Our MPSV program includes the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two T-22 class DP-3 new generation MPSVs at foreign shipyards. The first converted DP-2 MPSV, the HOS Centerline, is expected to be placed in service during the first quarter of 2009. The second converted DP-2 MPSV, the HOS Strongline, is expected to be delivered in the fourth quarter of 2009. We took on-time delivery of the first newbuild DP-3 MPSV, the HOS Achiever, and promptly mobilized the vessel to the GoM, where it was placed in service on October 1, 2008. The second newbuild DP-3 MPSV, the HOS Iron Horse, is expected to be delivered during the fourth quarter of 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $475.0 million, including the acquisition cost of the HOS Achiever.
(3)	Our fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008 and two vessels thus far in 2009. The ten remaining vessels are expected to be placed in service on various dates over the next two years, as follows: five during the remainder of 2009 and five in 2010. Based on the current schedule of projected vessel in-service dates, we expect to own and operate 46 and 51 new generation OSVs as of December 31, 2009 and 2010, respectively. These projections result in an average new generation OSV fleet complement of 42.9 and 49.1 vessels for the fiscal years 2009 and 2010, respectively. Inclusive of the specific vessel in-service dates discussed above, the aggregate cost of our fourth OSV newbuild program is expected to be approximately $450.0 million.
(4)	Our second TTB newbuild program has been completed. It consisted of vessel construction contracts with three domestic shipyards to build three 60,000-barrel double-hulled tank barges and retrofit four 3,000 horsepower ocean-going tugs that were purchased in July 2006. We delivered the three double-hulled tank barge newbuilds, the Energy 6506, Energy 6507 and Energy 6508, and three of the four retrofitted ocean-going tugs, the Michigan Service, Huron Service and Superior Service, on various dates throughout the second half of 2007 and first half of 2008. The final retrofitted tug, the Erie Service, was placed in service in July 2008 and marked the completion of this program. The final total cost of our second TTB newbuild program, before construction period interest, was approximately $77.9 million.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth for the years ended December 31, 2008, 2007 and 2006 and a forecast for 2009 (in millions):

	Year Ended December 31,
	2009	2008	2007	2006
	Forecast	Actual	Actual	Actual
Maintenance Capital Expenditures:
Deferred drydocking charges(1)	$ 21.7	$19.8	$19.8	$12.9
Other vessel capital improvements(2)	2.1	22.2	18.0	8.4
Miscellaneous non-vessel additions(3)	7.0	23.7	4.9	5.1

Total:	$ 30.8	$65.7	$42.7	$26.4

(1)	Deferred drydocking charges for 2009 include the projected recertification costs for 15 OSVs, six tugs, and one tank barge.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Non-vessel capital expenditures are primarily related to information technology initiatives and improvements to our shore-base port facility.

Inflation

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in November 2006. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 10% change from our closing share price of $16.34 as of December 31, 2008 would not have an impact on such transactions.

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2008 would have no material impact on such investments.

Changes in interest rates would not impact our interest expense for our long-term fixed interest rate 6.125% senior notes and 1.625% convertible senior notes. However, changes in interest rates would impact the fair market value of such notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026. The effective interest rate on such notes is 2.04%. A hypothetical 10% change in interest rates as of December 31, 2008 would have no impact on our interest expense for our fixed interest rate debt. In connection with our convertible notes, we are a party to convertible note hedge transactions with respect to our common stock with Jefferies & Company, Inc., Bear Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. As a result of the financial markets crisis during the third quarter of 2008, the Bear Stearns International Limited position has been assumed by JPMorgan Chase in its acquisition of Bear Stearns and AIG-FP Structured Finance (Cayman) Limited’s parent company, or AIG, was recently re-capitalized by the U.S. Government. We are not currently aware of any collection issues with regard to any of these counter-parties.

Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of December 31, 2008, $125.0 million was drawn under such facility, which was incurring interest at a weighted average floating rate of approximately 1.6%, as of such date. A hypothetical 10% change in interest rates as of December 31, 2008 would not have a material impact on our interest expense for our revolving credit facility.

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

Item 8—Financial Statements and Supplementary Data

The financial statements and information required by this Item appear on pages F-1 through F-29 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hornbeck Offshore Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck

Offshore Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Hornbeck Offshore Services, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New Orleans, LA

March 2, 2009

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

Item 11—Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

Item 14—Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) The following items are filed as part of this report:

1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-29 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits. The Exhibit Index is shown on page E-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

March 2, 2009

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$20,216	$173,552
Accounts receivable, net of allowance for doubtful accounts of $2,135 and $1,048, respectively	87,942	77,647
Other receivables, net	13,865	—
Other current assets	12,203	9,386

Total current assets	134,226	260,585

Property, plant and equipment, net	1,394,643	953,210
Deferred charges, net	37,972	40,522
Other assets	18,205	7,734

Total assets	$1,585,046	$1,262,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,693	$16,169
Accrued interest	2,110	2,088
Accrued payroll and benefits	10,078	10,777
Deferred revenue	21,720	8,032
Current taxes payable	13,990	—
Other accrued liabilities	3,566	9,253

Total current liabilities	68,157	46,319
Revolving credit facility	125,000	—
Long-term debt, net of original issue discount of $398 and $453, respectively	549,602	549,547
Deferred tax liabilities, net	145,729	101,094
Other liabilities	2,180	2,777

Total liabilities	890,668	699,737

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 25,920 and 25,760 shares issued and outstanding, respectively	259	257
Additional paid-in capital	349,427	334,494
Retained earnings	344,462	227,349
Accumulated other comprehensive income	230	214

Total stockholders’ equity	694,378	562,314

Total liabilities and stockholders’ equity	$1,585,046	$1,262,051

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$432,084	$338,970	$274,551
Costs and expenses:
Operating expenses	164,532	126,876	95,591
Depreciation	33,498	22,950	24,070
Amortization	18,504	12,219	7,951
General and administrative expenses	37,155	32,857	28,388

	253,689	194,902	156,000

Gain on sale of assets	8,402	1,859	1,854

Operating income	186,797	145,927	120,405
Other income (expense):
Interest income	1,525	18,414	16,074
Interest expense	(6,292)	(15,697)	(17,675)
Other income (expense), net	190	(43)	70

	(4,577)	2,674	(1,531)

Income before income taxes	182,220	148,601	118,874
Income tax expense	65,107	53,810	43,159

Net income	$117,113	$94,791	$75,715

Basic earnings per common share	$4.53	$3.69	$2.81

Diluted earnings per common share	$4.33	$3.58	$2.76

Weighted average basic shares outstanding	25,840	25,662	26,966

Weighted average diluted shares outstanding	27,020	26,467	27,461

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	27,151	$271	$372,303	$56,843	$78	$429,495
Shares issued under employee benefit programs	205	2	2,687	—	—	2,689
Repurchase of common stock	(1,795)	(18)	(63,278)	—	—	(63,296)
Purchase of convertible note hedge, net of taxes	—	—	(48,567)	—	—	(48,567)
Sale of common stock warrants	—	—	51,916	—	—	51,916
Stock-based compensation expense	—	—	5,400	—	—	5,400
Tax benefits from stock option exercises	—	—	1,448	—	—	1,448
Comprehensive income:
Net income	—	—	—	75,715	—	75,715
Foreign currency translation	—	—	—	—	73	73

Total comprehensive income						75,788

Balance at December 31, 2006	25,561	$255	$321,909	$132,558	$151	$454,873

Shares issued under employee benefit programs	199	2	2,930	—	—	2,932
Stock-based compensation expense	—	—	8,521	—	—	8,521
Tax benefits from stock option exercises	—	—	1,134	—	—	1,134
Comprehensive income:
Net income	—	—	—	94,791	—	94,791
Foreign currency translation	—	—	—	—	63	63

Total comprehensive income						94,854

Balance at December 31, 2007	25,760	$257	$334,494	$227,349	$214	$562,314

Shares issued under employee benefit programs	160	2	2,140	—	—	2,142
Stock-based compensation expense	—	—	12,183	—	—	12,183
Tax benefits from stock option exercises	—	—	610	—	—	610
Comprehensive income:
Net income	—	—	—	117,113	—	117,113
Foreign currency translation	—	—	—	—	16	16

Total comprehensive income						117,129

Balance at December 31, 2008	25,920	$259	$349,427	$344,462	$230	$694,378

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117,113	$94,791	$75,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,498	22,950	24,070
Amortization	18,504	12,219	7,951
Stock-based compensation expense	10,815	7,390	5,196
Provision for bad debts	1,087	303	250
Deferred tax expense	44,998	48,499	41,760
Amortization of deferred financing costs	2,185	1,961	1,031
Gain on sale of assets	(8,402)	(1,859)	(1,854)
Equity income from investment	(188)	(96)	(67)
Changes in operating assets and liabilities:
Accounts receivable	(11,517)	(31,948)	(10,512)
Other receivables and current assets	(12,593)	(6,925)	(2,634)
Deferred drydocking charges	(19,773)	(19,812)	(12,881)
Accounts payable	(12)	3,259	(6,727)
Accrued liabilities and other liabilities	23,746	4,902	9,831
Accrued interest	22	(226)	661

Net cash provided by operating activities	199,483	135,408	131,790
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of offshore supply vessels	—	(186,000)	—
Costs incurred for MPSV program	(253,089)	(111,344)	(23,703)
Costs incurred for OSV newbuild program #4	(189,509)	(73,735)	(28,665)
Costs incurred for TTB newbuild program #1	—	—	(13,793)
Costs incurred for TTB newbuild program #2	(9,131)	(50,862)	(9,179)
Acquisition and retrofit of AHTS vessels	—	—	(2,385)
Acquisition of intangible lease rights	(11,541)	—	—
Net proceeds from sale of assets	17,812	5,883	4,074
Vessel capital expenditures	(22,336)	(17,964)	(8,420)
Non-vessel capital expenditures	(12,150)	(4,868)	(5,067)

Net cash used in investing activities	(479,944)	(438,890)	(87,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings under revolving facility	125,000	—	—
Proceeds from issuance of convertible senior notes	—	—	250,000
Payment for purchase of convertible note hedge	—	—	(75,792)
Proceeds from sale of common stock warrants	—	—	51,916
Payments for repurchase of common stock	—	—	(63,296)
Deferred financing costs	(32)	(226)	(7,608)
Net cash proceeds from other shares issued	2,141	2,936	2,577

Net cash provided by financing activities	127,109	2,710	157,797

Effects of exchange rate changes on cash	16	63	73

Net increase (decrease) in cash and cash equivalents	(153,336)	(300,709)	202,522
Cash and cash equivalents at beginning of period	173,552	474,261	271,739

Cash and cash equivalents at end of period	$20,216	$173,552	$474,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$24,981	$22,644	$18,537

Cash paid for income taxes	$6,119	$4,799	$1,398

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Nature of Operations

Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels, or OSVs, multi-purpose support vessels, or MPSVs, and a shore-base to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, and select international markets. The Company, through its subsidiaries, also operates ocean-going tugs and tank barges that provide transportation of petroleum products, primarily in the northeastern United States, GoM and Puerto Rico. All significant intercompany accounts and transactions have been eliminated.

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

Deferred revenue represents payments received from customers or billings submitted to customers in advance of vessels commencing time charters.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives of the related assets. Major modifications and improvements, which extend the useful life of the vessel, are capitalized and amortized over the remaining useful life of the vessel. Gains and losses from retirements or other dispositions are recognized as incurred. Effective January 1, 2007, the Company modified its assumptions regarding estimated salvage values for its marine equipment. Salvage values for marine equipment are estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. For the year ended December 31, 2007, this change in estimated salvage values resulted in an increase in operating income, net income and diluted earnings per share of approximately $6.2 million, $4.0 million and $0.15, respectively. The Company’s depreciation expense for vessels that were in service as of January 1, 2007, as well as for vessels placed in service after that date, are expected to be lower for the remaining estimated useful life of such assets based on the change in the Company’s estimated salvage values.

The estimated useful lives by classification are as follows:

Tugs	14-25 years
Tank barges	3-25 years
Offshore supply vessels	5-25 years
Multi-purpose support vessels	25 years
Non-vessel related property, plant and equipment	3-28 years

All of the Company’s single-hulled tank barges have estimated useful lives based on their classification under the Oil Pollution Act of 1990. The Company’s double-hulled tank barges have an estimated useful life of 25 years.

Deferred Charges

The Company’s vessels are required by regulation to be recertified after certain periods of time. The Company defers the drydocking expenditures incurred due to regulatory marine inspections and amortizes the costs on a straight-line basis over the period to be benefited from such improvements (generally 30 months). Financing charges are amortized over the term of the related debt.

Deferred charges also include prepaid lease expenses related to the Company’s shore-base port facility. Such prepaid lease expenses are being amortized on a straight-line basis over the effective remaining term of the lease.

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

In April 2008, Superior Offshore International, Inc., or Superior Offshore, announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore has continued to operate its business as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. Superior Offshore is the charterer of the HOS Achiever, a vessel that the Company acquired from Superior Offshore in January 2008. The vessel commenced its charter with Superior Offshore, executed in January 2008, on October 1, 2008. In early January 2009, Superior Offshore obtained an order from the Bankruptcy Court approving the rejection of the charter pursuant to the provisions of section 365 of the Bankruptcy Code. The rejection of the charter constitutes a breach of the charter. The Company has filed a proof of claim in the Superior Offshore bankruptcy case for payment of rejection damages associated with the breach of the charter. In late January 2009, Superior Offshore obtained confirmation of its Chapter 11 Plan of Reorganization, which provides for the treatment of claims from the available assets of the bankruptcy estate. The Company believes that it has mitigated its risk of loss under such charter through funds received under a letter of credit provided by Superior Offshore. In addition, as permitted by the time charter with Superior Offshore, the HOS Achiever is actively being marketed to other domestic and international customers.

As of December 31, 2008, other receivables represent amounts billed to Superior Offshore under the Company’s existing time charter agreement for the HOS Achiever as well as time charter payments for a conventional OSV and shore-based services, which is partially offset by proceeds from the letter of credit. Other receivables also include approximately $13.8 million for invoices billed in advance of charter periods in 2009 and other charter related invoices pursuant to the contract. Such invoices were recorded as deferred revenue. As of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 28, 2009, the Company filed its amended proof of claim in the Bankruptcy Court to assert its rights to payment of these receivables from Superior Offshore’s Chapter 11 bankruptcy estate. The Company believes that a substantial portion, and potentially all, of these amounts are collectible based on Superior Offshore’s remaining cash and asset position described in Superior Offshore’s Bankruptcy Disclosure Statement and Plan of Reorganization. However, due to unfavorable decisions that could be issued by the Bankruptcy Court, all of which are beyond the Company’s control, the Company cannot provide absolute assurance that all amounts currently recorded as receivables due from Superior Offshore will ultimately be collected.

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2008	2007	2006
Balance, beginning of year	$1,048	$745	$495
Changes to provision	1,087	303	250

Balance, end of year	$2,135	$1,048	$745

Impairment of Long-Lived Assets

When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. The Company did not record any impairment losses related to its long-lived assets during 2008, 2007 or 2006.

Reclassifications

Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s results of operations.

Recent Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 specifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In general, paragraph 12 of Opinion 14 precludes considering cash proceeds from the issuance of specified types of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible debt instruments as attributable to the conversion feature. APB 14-1 nullifies EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and EITF No. 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19).”

APB 14-1 requires that the liability and equity components of a convertible debt instrument within the scope of the FSP be accounted for separately so that the entity’s accounting will reflect additional non-cash interest expense to match the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 requires retrospective application to all periods and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted APB 14-1 effective from January 1, 2009. The adoption of this FSP will reduce the Company’s diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 by $0.05, $0.13 and $0.03 per share, respectively.

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

	Year Ended December 31,
	2008	2007	2006
Net income	$117,113	$94,791	$75,715

Weighted average number of shares of common stock outstanding	25,840	25,662	26,966
Add: Net effect of dilutive stock options(1)(2)	1,180	805	495

Adjusted weighted average number of shares of common stock outstanding(3)	27,020	26,467	27,461

Earnings per common share:
Basic	$4.53	$3.69	$2.81

Diluted	$4.33	$3.58	$2.76

(1)	As of December 31, 2008, 2007 and 2006, stock options representing rights to acquire 3, 146, 323, shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
(2)	For the year ended December 31, 2008, 2007 and 2006, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of the Notes. See Note 6 for further information.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Defined Contribution Plan

The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. During the years ended December 31, 2008, 2007 and 2006, the Company made contributions to the 401(k) plan of approximately $2.3 million, $1.5 million, and $0.9 million, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Tugs	$96,403	$72,852
Tank barges	179,796	163,382
Offshore supply vessels and multi-purpose support vessels	708,916	505,670
Non-vessel related property, plant and equipment	47,397	28,778
Less: Accumulated depreciation	(148,897)	(116,480)

	883,615	654,202

Construction in progress (vessel and non-vessel)	511,028	299,008

	$1,394,643	$953,210

6. Long-Term Debt

Senior Notes

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior unsecured notes, or 2004 senior notes, governed by an indenture, or the 2004 indenture. The effective interest rate on the 2004 senior notes is 6.38%. On October 4, 2005, the Company issued in a private placement an additional $75.0 million in aggregate principal amount of 6.125% senior unsecured notes, or additional notes, governed by the 2004 indenture. The additional notes were priced at 99.25% of principal amount to yield 6.41%. The 2004 senior notes and additional notes, collectively, the senior notes, mature on December 1, 2014 and require semi-annual interest payments at a fixed interest rate of 6.125% per year on June 1 and December 1 of each year until maturity. No principal payments are due until maturity. Pursuant to registered exchange offers, the senior notes issued in November 2004 and October 2005 that were initially sold pursuant to private placements were exchanged by the holders for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offers was registered under the Securities Act of 1933, as amended, or the Securities Act. Both series of senior notes were issued under and are entitled to the benefits of the same 2004 indenture.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Convertible Senior Notes

On November 13, 2006, the Company issued in a private placement $250.0 million of convertible senior notes due 2026, or the convertible notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act. During the first quarter of 2007, the Company registered the resale of the convertible notes by the holders thereof. The convertible notes bear interest at an annual rate of 1.625%, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year, with the first interest payment made on May 15, 2007. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only under the following circumstances:

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial conversion rate of 20.6260 shares per $1,000 principal amount of notes, which corresponds to a conversion price of approximately $48.48 per share, is based on the last reported sale price of the Company’s common shares on The New York Stock Exchange of $35.26 on November 7, 2006. As of December 31, 2008, the Company’s closing share price was $16.34.

The convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the convertible senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The convertible notes are general unsecured, senior obligations of the Company, ranking equally in right of payment with all of its existing and future senior indebtedness, including its outstanding 6.125% senior notes due 2014, and indebtedness under its revolving credit facility.

If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, the Company may need to remit the principal balance of the convertible notes to them in cash as discussed below. In such case, the Company would classify the entire amount of the outstanding convertible notes as a current liability in the respective quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, the Company may be required to deliver additional shares of its common stock by increasing the conversion rate with respect to such convertible notes.

In connection with the sale of the convertible notes, the Company is a party to convertible note hedge transactions with respect to its common stock with Jefferies & Company, Inc., JP Morgan Chase and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. Each of the convertible note hedge transactions involves the purchase of call options with exercise prices equal to the conversion price of the convertible notes, and are intended to mitigate dilution to the Company’s stockholders upon the potential future conversion of the convertible notes. Under the convertible note hedge transactions, the counterparties are required to deliver to the Company the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the convertible notes with respect to the conversion. The convertible note hedge transactions cover approximately the same

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of shares of the Company’s common stock underlying the convertible notes, subject to customary anti-dilution adjustments, at a strike price of approximately $48.48 per share of common stock. The convertible note hedge transactions expire at the close of trading on November 15, 2013, which is the date that the convertible notes are first putable by the convertible noteholders, although the counterparties will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified. In addition, on November 15, 2016 and November 15, 2021, holders of the 1.625% convertible senior notes may require the Company to purchase their notes for cash.

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

Pursuant to Emerging Issues Task Force, or EITF, Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” (EITF 90-19), EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (EITF 00-19), and EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (EITF 01-6), the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative. In addition, pursuant to EITF 00-19 and EITF 01-6, the convertible note hedge and warrant transactions are accounted for as equity transactions and, therefore, the payment associated with the issuance of the convertible note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. However, APB 14-1 “Accounting for Convertible Debt Instruments That may be settled in Cash upon Conversion,” effective for financial statements issued for fiscal years beginning after December 15, 2008 and adopted by the Company effective January 1, 2009, nullifies EITF 90-19 and requires that the liability and equity components of a convertible debt instrument be accounted for separately. See Recent Accounting Pronouncements for further discussion of APB 14-1.

For income tax reporting purposes, the Company has elected to integrate the convertible notes and the convertible note hedge transactions. Integration of the convertible note hedge with the convertible notes creates an in-substance original issue debt discount for income tax reporting purposes and, therefore, the cost of the convertible note hedge is accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax deductions will be recognized in the period that the deduction is

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taken for income tax reporting purposes. The Company has also treated the proceeds from the sale of warrants as a non-taxable increase in additional paid-in capital in stockholders’ equity.

The Company has filed with the SEC a shelf registration statement with respect to the resale of the convertible notes and the shares of the Company’s common stock issuable upon conversion of the convertible notes. The Company has agreed to keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the convertible notes and/or shares of common stock issuable upon conversion of the convertible notes, and (ii) the date when the holders, other than the holders that are the Company’s affiliates, of the convertible notes and the common stock issuable upon conversion or the convertible notes are able to sell all such securities immediately without restriction pursuant to the provisions of Rule 144(k) under the Securities Act or any successor rule thereto or otherwise. The Company will be required to pay additional interest, subject to certain limitations, to the holders of the convertible notes if the Company fails to comply with its obligations to keep such shelf registration statement effective for the specified time period. The additional interest will accrue at a rate per annum equal to 0.25% for the first 90 days and 0.50% after the first 90 days after the date on which any registration statement default occurs to the date such default has been cured. As of December 31, 2008, the Company was not in default of its shelf registration requirements set forth in the convertible note agreement and has not accrued for any such additional interest.

The Company used a portion of the $243.8 million in net proceeds of the offering, along with a portion of the $51.9 million in proceeds from the sale of warrants, to fund the $75.8 million cost of convertible note hedge transactions and the $63.3 million cost to repurchase approximately 1.8 million shares of its common stock contemporaneously with the closing of the convertible notes offering. The remaining net proceeds of the convertible notes offering and the warrant transactions of approximately $156.6 million was used for general corporate purposes, including acquisitions and additional new vessel construction.

Revolving Credit Facility

On September 27, 2006, the Company closed on a five-year senior secured $100.0 million revolving credit facility with an accordion feature that allowed for the expansion of the facility up to an aggregate of $250.0 million. On February 20, 2008, the Company exercised its accordion feature in full and increased the then-undrawn borrowing base of its revolving credit facility from $100.0 million to $250.0 million. In accordance with the terms of the expanded facility, the Company pledged an additional 16 new generation OSVs as collateral commensurate with the higher borrowing base. As of December 31, 2008, 24 new generation OSVs and four ocean-going tugs and associated personalty collateralized the facility. The revolving credit facility is available for working capital and general corporate purposes, including acquisitions, additional newbuild and conversion programs and other capital expenditures. As of December 31, 2008, the Company had a balance outstanding of $125.0 million under the revolving credit facility in addition to $0.9 million posted in letters of credit, which results in $124.1 million of credit immediately available under such facility. Recent draws under the revolving credit facility primarily funded construction milestone and

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other payments required under the Company’s ongoing vessel newbuild and conversion programs.

With the revolving credit facility, the Company has the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the revolving credit facility. The applicable LIBOR margin for the revolving credit facility ranges from 50 to 150 basis points. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined leverage ratio.

The credit agreement governing the revolving credit facility and the 2004 indenture governing the Company’s senior notes impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $21.0 million, $8.3 million, and $2.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2008	2007
6.125% senior notes due 2014, net of original issue discount of $398 and $453	$299,602	$299,547
1.625% convertible senior notes due 2026(1)	250,000	250,000
Revolving credit facility	125,000	—

	674,602	549,547
Less current maturities	—	—

	$674,602	$549,547

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2009	$—
2010	—
2011	125,000
2012	—
2013	—
Thereafter	549,602

$674,602

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

Stockholder Rights Plan

The Company’s Board of Directors previously implemented a stockholder rights plan, as amended, establishing one right for each outstanding share of common stock. The rights become exercisable, and transferable apart from the Company’s common stock, 10 business days following a public announcement that a person or group has acquired beneficial ownership of, or has commenced a tender or exchange offer for, 10% or more of the Company’s common stock.

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

The table below reflects selected financial captions and the related impact stock-based compensation expense charges have on the Company’s operating results (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Income before taxes	$10,815	$7,390	$5,196

Net income	$6,954	$4,715	$3,310

Earnings per common share:
Basic	$0.27	$0.18	$0.12

Diluted	$0.26	$0.18	$0.12

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2008, 2007 and 2006, approximately $1.4 million, $1.1 million, and $0.2 million of stock-based compensation expense, respectively, was capitalized as part of the Company’s newbuild construction programs and general corporate projects. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded financing cash flows for such excess tax deductions of approximately $0.5 million, $1.2 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash proceeds from the exercise of stock options were $1.2 million, $2.3 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, and the income tax benefit from such exercises was $1.0 million, $1.1 million and $1.5 million for the respective periods. As of December 31, 2008, the Company has approximately 0.5 million shares available for future grants of stock options, restricted stock, stock appreciation rights or other awards to employees and directors under the incentive compensation plan.

Stock Options

The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant. All options granted during the year ended December 31, 2006 expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a one to four-year period. No stock options were granted during the two years ended December 31, 2008.

The fair value of the options granted under the Company’s incentive compensation plan during the year ended December 31, 2006 was estimated using the Black-Scholes pricing model using the minimum value method with the following weighted-average assumptions for the respective periods.

For the Year Ended December 31,
2006
Dividend yield	0%
Expected volatility	40.4%
Risk-free interest rate	4.5%
Expected term (years)	4.0
Weighted-average grant-date fair value per share	$12.47

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s stock option activity for the year ended December 31, 2008 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	1,037	$18.15	6.1	$27,808
Exercised	(68)	17.99	n/a	1,886
Forfeited	(3)	33.15	n/a	n/a

Options outstanding at December 31, 2008	966	$18.10	5.1	$3,195

Exercisable options outstanding at December 31, 2008	906	$17.09	4.9	$3,195

In addition, the total fair value of stock options vested for the year ended December 31, 2008 was $2.0 million.

The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2008 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2008	222	$12.53
Vested	(161)	12.48
Forfeited	(3)	12.47

Nonvested stock options at December 31, 2008	58	$12.47

As of December 31, 2008, the Company had unamortized stock-based compensation expense of $0.1 million that will be recognized during the first quarter of 2009 and has recorded approximately $1.0 million of compensation expense during the year ended December 31, 2008, respectively, associated with stock options.

Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock and restricted stock units, collectively restricted stock awards, with either performance-based or time-based vesting provisions. The Company has issued two types of performance-based restricted stock awards whose vesting is determined by achieving either external or internal performance criteria. For the first type of performance-based restricted stock award, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the restricted stock agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during the measurement period, generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

base share awards depending on the Company’s performance ranking relative to the peer group. The second type of performance-based restricted stock award, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three year period as defined by the restricted stock agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company. Compensation expense related to restricted stock awards is recognized over the period the restrictions lapse, from one to three years. The fair value of the Company’s performance-based restricted stock awards, which is determined using a Monte Carlo simulation, is applied to the base shares and is amortized over the vesting period based on either their relative performance compared to peers or internal performance goals attained. The compensation expense related to time-based restricted stock awards, which is amortized over the vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2008, the Company had unamortized stock-based compensation expense of $15.6 million, which will be recognized over the next 1.5 years. Also, the Company has recorded approximately $10.9 million of compensation expense during the year ended December 31, 2008, respectively, associated with restricted stock awards.

The following table summarizes the restricted stock awards activity during the year ended December 31, 2008 (in thousands):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Restricted stock awards:
Restricted stock awards as of January 1, 2008	756	$27.58
Granted during the period(2)	484	36.43
Cancellations during the period(2)	(58)	31.47
Vested	(47)	33.98

Outstanding, as of December 31, 2008	1,135	$28.89

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares and is determined using a Monte Carlo simulation for performance-based shares, of which the fair value is applied to both the base and bonus share awards.
(2)	Includes the full amount of both base and bonus share awards granted or cancelled during the period, which represents up to 200% of the aggregate total of the base share awards.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. On May 6, 2005, the Company filed a Registration Statement on Form S-8 with the Commission to register the issuance of shares of common stock under the ESPP. As of December 31, 2008, there were approximately 609,065 shares available for future issuance to employees under the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2008 and 2007:

	2008	2007
Dividend yield	0%	0%
Expected volatility	41.4%	46.4%
Risk-free interest rate	2.7%	4.9%
Expected term (months)	6.0	6.0
Weighted-average grant-date fair value per share	$6.45	$10.46

9. Income Taxes

The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	December 31,
	2008	2007	2006
Deferred tax liabilities:
Fixed assets	$187,083	$129,149	$93,058
Deferred charges and other liabilities	8,538	7,697	5,343

Total deferred tax liabilities	195,621	136,846	98,401
Deferred tax assets:
Net operating loss carryforwards	(134)	(351)	(13,621)
Allowance for doubtful accounts	(777)	(381)	(270)
FAS 123R stock-based compensation expense	(6,994)	(4,349)	(1,850)
Deductible original issue discount (1)	(20,273)	(23,654)	(26,806)
Alternative minimum tax credit carryforward	(21,183)	(5,743)	(1,399)
Foreign tax credit carryforward	—	(1,343)	—
Other	(665)	(282)	(70)

Total deferred tax assets	(50,026)	(36,103)	(44,016)
Valuation allowance	134	351	95

Total deferred tax liabilities, net	$145,729	$101,094	$54,480

(1)	Refer to Note 6 of these consolidated financial statements for more information regarding the income tax accounting related to the November 2006 convertible notes offering

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax expense follow (in thousands):

	December 31,
	2008	2007	2006
Current Tax Expense:
U.S.	$15,446	$—	$—
Foreign	4,416	1,343	—

Total current tax expense	19,862	1,343	—
Deferred tax expense:
U.S.	45,245	52,467	43,159

Total tax expense	$65,107	$53,810	$43,159

Current taxes payable as of December 31, 2008 consists primarily of U.S. federal income tax liabilities; which represents alternative minimum taxes related to the fiscal year 2008. The payment due dates of such taxes were postponed from September and December 2008 until January 2009.

Income before income taxes, based on jurisdiction earned, was as follows (in thousands):

	December 31,
	2008	2007	2006
U.S.	$144,021	$130,977	$105,118
Foreign	38,199	17,624	13,756

Total income before income taxes	$182,220	$148,601	$118,874

The Company has a state tax net operating loss carryforward of approximately $2.3 million related to two state tax jurisdictions. These carryforwards can only be utilized if the Company generates taxable income in the appropriate tax jurisdiction. A valuation allowance of approximately $0.1 million has been established to fully offset the deferred tax asset related to the state tax jurisdictions.

The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate and the actual income tax provision (in thousands):

	Year Ended December 31,
	2008	2007	2006
Statutory rate	$63,777	$52,011	$41,606
State taxes, net	2,369	1,932	1,545
Non-deductible expense	34	37	49
Foreign taxes and other	(1,073)	(170)	(41)

	$65,107	$53,810	$43,159

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Vessel Construction

On May 5, 2005, the Company announced a conversion program to retrofit two coastwise sulfur tankers into U.S.-flagged, 370 class DP-2 new generation multi-purpose support vessels, or MPSVs. As of December 31, 2008, the Company was contracted for the conversion of these two vessels at two domestic shipyards. The first converted DP-2 MPSV was recently mobilized to the GoM for final commissioning and certification by regulatory authorities and is expected to be placed in service during the first quarter of 2009. The second converted DP-2 MPSV is expected to be delivered in the fourth quarter of 2009. In May 2007 and January 2008, the Company announced the expansion of its MPSV program to include the newbuild construction of two T-22 class DP-3 new generation MPSVs at two foreign shipyards. The Company took delivery of the first newbuild DP-3 MPSV during the fourth quarter of 2008 and promptly mobilized the vessel to the GoM. The second newbuild DP-3 MPSV is expected to be delivered during the fourth quarter of 2009. Based on internal estimates, the total project cost to acquire and convert the two 370 class DP-2 MPSVs and construct the two T-22 class DP-3 MPSVs, prior to construction period interest, is expected to be approximately $475.0 million in the aggregate. As of December 31, 2008, the Company had incurred construction and conversion costs of approximately $385.6 million since the inception of the MPSV program.

In September 2005, the Company announced, and has since expanded, its fourth OSV newbuild program. This program consists of vessel construction contracts with three domestic shipyards to build six proprietary 240 ED class OSVs, nine proprietary 250 EDF class OSVs and one 290 class new generation OSV, respectively. Of the 16 vessels to be placed in service under this program, four vessels were delivered on various dates during 2008. The remaining 12 vessels are expected to be placed in service as follows: seven in 2009 and five in 2010. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $450.0 million. As of December 31, 2008, the Company had incurred construction costs of approximately $271.4 million since the inception of its fourth OSV newbuild program.

Operating Leases

The Company is obligated under certain operating leases for marine vessels, office space, shore-base facilities and vehicles. The Covington facility lease, which commenced on September 1, 2003, provides for an initial term of five years with two five-year renewal options. In September 2008, the Company exercised its first five-year renewal option. The Brooklyn facility lease expires on April 30, 2009. The Company expects to renew this lease for an additional year. A shore-base facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of seven years with four additional five-year periods upon the terms and conditions contained in the lease agreement. On January 30, 2008, the Company purchased a leasehold interest in a parcel of improved real estate as an adjacent addition to HOS Port, its existing shore-base facility located in Port

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fourchon, Louisiana. At December 31, 2008, the new facility lease had approximately six years remaining on its initial term, with four additional five-year renewal periods.

Future minimum payments under noncancelable leases for years subsequent to 2008 follow (in thousands):

Year Ended December 31,
2009	$2,119
2010	1,732
2011	1,716
2012	1,712
2013 and thereafter	29,450

$36,729

In addition, the Company leases marine vessels used in its operations under long-term and month-to-month operating lease agreements. Total rent expense related to such leases was approximately $5.4 million, $9.4 million, and $7.8 million, during the years ended December 31, 2008, 2007 and 2006, respectively.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 27 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. In March 2006, the terms of entry for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible, while the P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of December 31, 2008, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the current policy year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Deferred Charges

Deferred charges include the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Deferred financing costs, net of accumulated amortization of $6,101, $3,970, and $2,060, respectively	$10,572	$11,854	$13,542
Deferred drydocking costs, net of accumulated amortization of $20,788, $12,280, and $18,499, respectively	23,257	21,205	13,686
Prepaid lease expense, net of amortization of $435, $277 and $119, respectively	3,954	4,112	4,269
Other deferred charges	189	3,351	57

Total	$37,972	$40,522	$31,554

12. Related Party Transactions

During 2008, 2007 and 2006, the Company received aggregate payments of approximately $0.6 million, $7.4 million and $1.4 million, respectively, for charter of its OSVs and rental of its shore-base port facility from a customer whose Chairman, President and Chief Executive Officer is currently a member of the Company’s Board of Directors.

13. Major Customers

In the years ended December 31, 2008, 2007 and 2006, revenues from the following customers exceeded 10% of total revenues:

	Year Ended December 31,
	2008	2007	2006
Customer A(1)	—	10%	—
Customer B(2)	—	—	12%

(1)	Upstream segment.
(2)	Upstream and Downstream segment.

14. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs and MPSVs in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Trinidad, Mexico, and Qatar and operates a shore-base facility in Port Fourchon, Louisiana through its Upstream segment. The OSVs, MPSVs and the shore-base facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The Downstream segment primarily operates ocean-going tugs and tank barges in the northeastern United States, the domestic GoM, Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products as well as non-traditional downstream services, such as support of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deepwater well testing and other specialty applications for the Company’s upstream customers.

The following table shows reportable segment information for the years ended December 31, 2008, 2007 and 2006, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Year Ended December 31,
	2008	2007	2006
Revenues:
Upstream
Domestic	$262,199	$193,634	$141,341
Foreign(1)	72,161	34,721	25,040

	334,360	228,355	166,381

Downstream
Domestic	88,235	101,427	100,260
Foreign(1)	9,489	9,188	7,910

	97,724	110,615	108,170

Total	$432,084	$338,970	$274,551

Operating Expenses:
Upstream	$111,256	$78,512	$55,175
Downstream	53,276	48,364	40,416

Total	$164,532	$126,876	$95,591

Depreciation and Amortization:
Upstream	$32,958	$19,903	$17,344
Downstream	19,044	15,266	14,677

Total	$52,002	$35,169	$32,021

General and Administrative Expenses:
Upstream	$26,255	$17,865	$13,505
Downstream	10,900	14,992	14,883

Total	$37,155	$32,857	$28,388

Gain on sale of assets:
Upstream	$8,402	$1,859	$—
Downstream	—	—	1,854

Total	$8,402	$1,859	$1,854

Operating Income:
Upstream	$172,293	$113,934	$80,357
Downstream	14,504	31,993	40,048

Total	$186,797	$145,927	$120,405

Capital Expenditures:
Upstream	$484,034	$387,011	$58,218
Downstream	11,497	53,491	27,959
Non-vessel	2,225	4,271	5,035

Total	$497,756	$444,773	$91,212

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2008	2007	2006
Identifiable Assets:
Upstream	$1,309,510	$977,847	$861,498
Downstream	253,759	260,896	215,935
Corporate	21,777	23,308	20,947

Total	$1,585,046	$1,262,051	$1,098,380

Long-Lived Assets:
Upstream
Domestic	$1,032,658	$591,940	$281,244
Foreign(1)	126,709	125,905	55,271

	1,159,367	717,845	336,515

Downstream
Domestic	222,854	222,557	186,491
Foreign(1)(2)	4,431	5,149	4,242

	227,285	227,706	190,733
Corporate	7,991	7,659	4,703

Total	$1,394,643	$953,210	$531,951

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of December 31, 2008, 2007 and 2006, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

15. Employment Agreements

The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements contain an EBITDA target, as well as a discretionary component in setting the cash incentive compensation for such executives under this program. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):

The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2008 and 2007. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2008(1)
Revenues	$97,521	$104,473	$109,060	$121,029
Operating income	36,960	40,753	52,623	56,461
Net income	23,083	25,455	33,495	35,079
Earnings per common share:
Basic	$0.90	$0.99	$1.29	$1.36
Diluted	0.86	0.94	1.24	1.31
Fiscal Year 2007(1)
Revenues	$68,091	$75,071	$94,746	$101,062
Operating income	26,344	33,935	44,932	40,724
Net income	17,485	22,637	28,882	25,794
Earnings per common share:
Basic	$0.68	$0.88	$1.12	$1.00
Diluted	0.67	0.85	1.09	0.97

(1)	The sum of the four quarters may not equal annual results due to rounding.

17. Sea Mar Fleet Acquisition

On July 20, 2007, the Company entered into a definitive asset purchase agreement to acquire 20 OSVs and their related business, or the Sea Mar Fleet, from certain affiliates of Nabors Industries, Ltd., or Nabors, for $186.0 million in cash, plus the cost of any fuel inventory on such vessels. The Company also agreed to purchase one newbuild 290 class DP-2 vessel that was under construction. The expected cost of this vessel, prior to the allocation of construction period interest, was approximately $34.0 million, of which $7.3 million was paid to Nabors at closing. The acquisition closed on August 8, 2007. The Company did not record any goodwill as a result of the acquisition, but recorded accrued liabilities of approximately $6.3 million related to the estimated cost of the regulatory drydocking of acquired vessels expected to be completed within the allocation period. The Company incurred approximately $0.9 million of accounting, legal and regulatory fees related to the Sea Mar Fleet acquisition. As of December 31, 2008, the purchase price allocation was finalized and was allocated to the acquired assets based on the estimated fair values as follows (in thousands):

Property, plant and equipment	$193,210
Construction work in progress	7,324
Inventory	1,008
Accrued liabilities	(6,316)

Purchase price	$195,226

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on March 2, 2009.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD M. HORNBECK (Todd M. Hornbeck)	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	March 2, 2009

/s/ BRUCE W. HUNT (Bruce W. Hunt)	Director	March 2, 2009

/s/ STEVEN W. KRABLIN (Steven W. Krablin)	Director	March 2, 2009

/s/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	March 2, 2009

/s/ BERNIE W. STEWART (Bernie W. Stewart)	Director	March 2, 2009

/s/ DAVID A. TRICE (David A. Trice)	Director	March 2, 2009

S-1

Exhibit Index

Exhibit Number		Description of Exhibit
2.1	—	Asset Purchase Agreement, dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 26, 2007).

3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

Exhibit Number		Description of Exhibit
4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.1	—	Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.2†	—	Director & Advisory Director Compensation Policy, effective January 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.3†	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2006).

10.4†	—	Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006).

10.5†	—	Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc Incentive Compensation Plan, dated effective May 12, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.6†	—	Amended and Restated Senior Employment Agreement dated May 7, 2007 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.7†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2007).

Exhibit Number		Description of Exhibit
10.8†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.9†	—	Amendment to Amended and Restated Senior Employment Agreement dated effective May 12, 2008 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.10†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.11†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.12†	—	Change in Control Agreement dated effective August 5, 2008 by and between Samuel A. Giberga and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.13†	—	Change in Control Agreement dated effective August 5, 2008 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.14	—	Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2006).

10.15	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement of Form S-1 filed July 22, 2002, Registration No. 333-96833).

10.16	—	Form of First Amendment to Indemnification Agreement for Directors, Officers and Key Employees (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003).

10.17†	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.18†	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

Exhibit Number		Description of Exhibit
10.19†	—	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.20†	—	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 31, 2005).

10.21†	—	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the period ended December 31, 2005).

10.22†	—	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the period ended December 31, 2005).

10.23†	—	Form of Amendment to Restricted Stock Agreement (Performance Based) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.24†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.25†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.26†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.27†	—	Form of Amendment to Restricted Stock Unit Agreement (Performance Based) (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.28†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.29†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.30†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.31	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
10.32	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.33	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 13, 2006).

*21	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young, LLP

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.