Form 10-Q
period 2009-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2009-05-11
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of March 31, 2009 was 25,958,998.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,909	$20,216
Accounts receivable, net of allowance for doubtful accounts of $2,045 and $2,135, respectively	71,050	87,942
Other receivables, net	9,580	13,865
Other current assets	16,582	12,203

Total current assets	118,121	134,226

Property, plant and equipment, net	1,486,521	1,405,340
Deferred charges, net	37,519	37,972
Other assets	17,590	18,205

Total assets	$1,659,751	$1,595,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,072	$16,693
Accrued interest	7,706	2,110
Accrued payroll and benefits	7,346	10,078
Deferred revenue	7,651	21,720
Current taxes payable	4,100	13,990
Other accrued liabilities	11,964	3,566

Total current liabilities	60,839	68,157

Revolving credit facility	150,000	125,000
Long-term debt, net of original issue discount of $54,034 and $56,481, respectively	495,966	493,519
Deferred tax liabilities, net	185,009	169,987
Other liabilities	2,644	2,180

Total liabilities	894,458	858,843

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 25,959 and 25,920 shares issued and outstanding, respectively	260	259
Additional paid-in-capital	398,922	397,593
Retained earnings	365,919	338,818
Accumulated other comprehensive income	192	230

Total stockholders’ equity	765,293	736,900

Total liabilities and stockholders’ equity	$1,659,751	$1,595,743

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues	$109,647	$97,521
Costs and expenses:
Operating expenses	40,571	39,795
Depreciation	10,145	7,462
Amortization	5,003	4,727
General and administrative expenses	8,762	8,577

	64,481	60,561

Gain on sale of assets	245	—

Operating income	45,411	36,960
Other income (expense):
Interest income	139	992
Interest expense	(2,731)	(2,546)
Other income (expense), net	(240)	13

	(2,832)	(1,541)

Income before income taxes	42,579	35,419
Income tax expense	(15,478)	(12,790)

Net income	$27,101	$22,629

Basic earnings per common share	$1.04	$0.88

Diluted earnings per common share	$1.01	$0.84

Weighted average basic shares outstanding	25,942	25,783

Weighted average diluted shares outstanding	26,803	26,938

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,101	$22,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,145	7,462
Amortization	5,003	4,727
Stock-based compensation expense	2,657	2,969
Provision for bad debts	(90)	103
Deferred tax expense	8,506	9,504
Amortization of deferred financing costs	2,989	2,814
Gain on sale of assets	(245)	—
Equity (income) loss from investment	225	(25)
Changes in operating assets and liabilities:
Accounts receivable	16,965	10,117
Other receivables and current assets	(51)	966
Deferred drydocking charges	(4,953)	(4,068)
Accounts payable	(8,918)	1,045
Accrued liabilities and other liabilities	(5,312)	(3,725)
Accrued interest	5,596	5,643

Net cash provided by operating activities	59,618	60,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(37,674)	(111,704)
Costs incurred for OSV newbuild program #4	(42,669)	(37,029)
Costs incurred for TTB newbuild program #2	—	(4,150)
Net proceeds from sale of assets	937	—
Vessel capital expenditures	(1,784)	(8,037)
Non-vessel capital expenditures	(2,774)	(22,158)

Net cash used in investing activities	(83,964)	(183,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings under revolving facility	25,000	—
Deferred financing costs	(6)	—
Net cash proceeds from other shares issued	83	571

Net cash provided by financing activities	25,077	571

Effects of exchange rate changes on cash	(38)	1

Net increase (decrease) in cash and cash equivalents	693	(122,345)
Cash and cash equivalents at beginning of period	20,216	173,552

Cash and cash equivalents at end of period	$20,909	$51,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$590	$50

Cash paid for income taxes	$12,365	$3,285

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2008. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts reported in prior periods have been reclassified or adjusted to conform to the 2009 presentation as further discussed below in Recent Accounting Pronouncements.

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

APB 14-1 requires that the liability and equity components of a convertible debt instrument within the scope of the FSP be accounted for separately so that the entity’s accounting will reflect additional non-cash interest expense to match the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 requires retrospective application to all periods and was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted APB 14-1 effective January 1, 2009 and applied this standard retrospectively. The impact of APB 14-1 has resulted in a material increase to non-cash interest expense for financial statements covering the periods ended December 31, 2006

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through December 31, 2013. The convertible note hedge transactions expire at the close of trading on November 15, 2013, which is the date that the convertible notes are first putable by the convertible note holders.

For the quarter ended March 31, 2009, the impact of incremental non-cash interest expense on the Company’s income before taxes, net income and diluted earnings per share was $0.7 million, $0.5 million and $0.02, respectively, related to its adoption of APB 14-1. The table below reflects the Company’s retrospective adoption of APB 14-1 as of January 1, 2009. These financial captions summarize the impact of APB 14-1 on the Company’s balance sheet as of December 31, 2008 and consolidated income statement and statement of cash flow for the three month period ended March 31, 2008. (in thousands, except per share data):

	December 31, 2008 As Reported	APB 14-1 Adjustment	December 31, 2008 As Adjusted
Balance Sheet:
Assets:
Property, plant and equipment, net	$1,394,643	$10,697	$1,405,340
Total assets	1,585,046	10,697	1,595,743
Liabilities:
Long-term debt	$549,602	$(56,083)	$493,519
Deferred tax liabilities	145,729	24,258	169,987
Total liabilities	890,668	(31,825)	858,843
Equity:
Additional paid-in-capital	$349,427	$48,166	$397,593
Retained earnings	344,462	(5,644)	338,818
Total equity	694,378	42,522	736,900

	March 31, 2008 As Reported	APB 14-1 Adjustment	March 31, 2008 As Adjusted
Income Statement:
Interest expense, net (1)	$1,840	$706	$2,546
Income before income tax	36,125	(706)	35,419
Income tax expense	13,042	(252)	12,790
Net Income	23,083	(454)	22,629
Diluted earnings per share	0.86	(0.02)	0.84

Statement of Cash Flow:
Net cash provided by operating activities	$58,582	$1,579	$60,161
Net cash used in investing activities	(181,499)	(1,579)	(183,078)

(1)	Interest expense, net excludes interest that was capitalized as part of ongoing newbuild construction or conversion programs.

2. Earnings Per Share

Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year plus the effect of dilutive stock options. Weighted

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2009	2008
Net income	$27,101	$22,629

Weighted average number of shares of common stock outstanding	25,942	25,783
Add: Net effect of dilutive stock options (1)(2)	861	1,155

Adjusted weighted average number of shares of common stock outstanding (3)	26,803	26,938

Earnings per common share:
Basic	$1.04	$0.88

Diluted	$1.01	$0.84

(1)	Stock options representing rights to acquire 429 and 67 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.
(2)	As of March 31, 2009 and 2008, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. See Note 4 for further information.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending the Company’s performance compared to a predetermined set of performance criteria. See Note 5 for further information regarding certain of the Company’s restricted stock awards.

3. Long-Term Debt

As of March 31, 2009, the Company had total debt of $646.0 million, net of original issue discount of $54.0 million. The Company’s debt is comprised of $299.6 million of its 6.125% senior notes due 2014, or senior notes, $196.4 million, net of implied original issue discount under APB 14-1, of its 1.625% convertible senior notes due 2026 and $150.0 million in borrowings under its senior secured revolving credit facility due 2011. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The $250.0 million in face amount of convertible senior notes bear interest at an annual coupon rate of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Under the Company’s revolving credit facility, it has the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing its revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the $250.0 million borrowing base of the revolving credit facility, based on the defined leverage ratio. As of March 31, 2009, the average interest rate on the Company’s revolving credit facility was approximately 1.5%.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amounts of $6.4 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively.

4. Incentive Compensation

Stock-Based Incentive Compensation Plan

The Company has a stock-based incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock awards and restricted stock unit awards, or collectively restricted stock, and stock appreciation rights to employees and directors.

During the three months ended March 31, 2009, the Company granted time-based restricted stock unit awards, or RSUs, and performance-based RSUs. Time-based RSUs were granted to directors and a combination of time-based and performance-based RSUs were granted to executive officers and certain shore-side employees of the Company. The shares to be received under the performance-based RSUs are calculated based on the Company’s achievement of any one of four pre-determined performance criteria over a three-year period as defined by the RSU agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the performance goals attained by the Company.

Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to four years. The fair value of the Company’s performance-based restricted stock, which is determined using a Monte Carlo simulation, is applied to the total shares that are expected to fully vest and is amortized over the vesting period based on the Company’s internal performance measured against pre-determined criteria or relative performance compared to peers, as applicable. The compensation expense related to time-based restricted stock unit awards, which is amortized over a vesting period from one to four years, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the RSUs granted in 2009, the Company granted performance-based and time-based RSUs in 2006, 2007 and 2008. The performance-based RSU grants issued in 2006 were eligible for vesting in February 2009, but the Company did not meet the vesting criteria and such RSUs were cancelled. The related stock-based compensation expense charges from the 2007, 2008 and 2009 RSU grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2009	2008
Income before taxes	$2,657	$2,969

Net income	$1,689	$1,897

Earnings per common share:
Basic	$0.07	$0.07

Diluted	$0.06	$0.07

In addition, the Company capitalized approximately $0.3 million and $0.4 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for the three months ended March 31, 2009 and 2008, respectively.

5. Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club. In February 2009, the terms of entry for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible. The P&I Club is responsible for all applicable amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of March 31, 2009, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the current policy year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Receivables

In April 2008, Superior Offshore International, Inc., or Superior Offshore, announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore was the charterer of the HOS Achiever, a vessel that the Company acquired from Superior Offshore in January 2008, for the period October 1, 2008 through March 31, 2009. In early January 2009, Superior Offshore obtained an order from the Bankruptcy Court approving the rejection of the HOS Achiever charter pursuant to the provisions of section 365 of the Bankruptcy Code. The rejection of the HOS Achiever charter constituted a breach of the charter. The Company filed a proof of claim in the Superior Offshore bankruptcy case for payment of rejection damages associated with the breach of the charter. In late January 2009, Superior Offshore obtained confirmation of its Chapter 11 Plan of Reorganization. The Company believes that it has mitigated its risk of loss under the HOS Achiever time charter through funds received under a letter of credit provided to the Company in advance by Superior Offshore. In addition, as permitted by the time charter with Superior Offshore, the HOS Achiever was actively marketed and time chartered to other domestic and international customers on various dates during the six-month Superior Offshore time charter period. During the three months ended March 31, 2009, the Company recognized approximately $4.2 million ($2.7 million after-tax, or $0.10 per diluted share) of revenue related to the Superior Offshore time charter. Time charter billings from October 1, 2008 through March 31, 2009 for the HOS Achiever to companies other than Superior Offshore were offset against amounts collectible from Superior Offshore. As of March 31, 2009, other receivables, net of approximately $9.6 million primarily represent amounts billed to Superior Offshore under the Company’s time charter agreement for the HOS Achiever as well as time charter payments for a conventional OSV and shore-base services, which are partially offset by proceeds from the letter of credit. The vessel is currently working for a major integrated oil company under a time charter for an approximate term of five months, with renewal options, in support of an ultra-deepwater project in the Gulf of Mexico.

7. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs and MPSVs in the GoM and other select domestic and international markets and operates a shore-base facility in Port Fourchon, Louisiana through its Upstream segment. The Upstream segment principally supports complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provides support for oilfield and non-oilfield specialty services, including military applications. The Downstream segment primarily operates ocean-going tugs and tank barges in the northeastern United States, the domestic GoM, the Great Lakes and Puerto Rico. The Downstream segment provides coastwise transportation of refined and bunker grade petroleum products as well as non-traditional downstream services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three months ended March 31, 2009 and 2008, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2009	2008
Revenues:
Upstream
Domestic	$71,064	$53,881
Foreign (1)	19,512	13,571

	90,576	67,452

Downstream
Domestic	18,833	27,903
Foreign (1)	238	2,166

	19,071	30,069

Total	$109,647	$97,521

Operating Expenses:
Upstream	$29,001	$25,779
Downstream	11,570	14,016

Total	$40,571	$39,795

Depreciation:
Upstream	$7,314	$4,732
Downstream	2,831	2,730

Total	$10,145	$7,462

Amortization:
Upstream	$3,186	$2,507
Downstream	1,817	2,220

Total	$5,003	$4,727

General and Administrative Expenses:
Upstream	$6,923	$5,404
Downstream	1,839	3,173

Total	$8,762	$8,577

Gain on sale of assets:
Upstream	$—	$—
Downstream	245	—

Total	$245	$—

Operating Income:
Upstream	$44,152	$29,030
Downstream	1,259	7,930

Total	$45,411	$36,960

Capital Expenditures:
Upstream	$84,134	$177,012
Downstream	384	5,150
Corporate	383	916

Total	$84,901	$183,078

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2009	As of December 31, 2008
Identifiable Assets:
Upstream	$1,384,420	$1,319,392
Downstream	253,741	254,574
Corporate	21,590	21,777

Total	$1,659,751	$1,595,743

Long-Lived Assets:
Upstream
Domestic	$1,127,401	$1,042,540
Foreign (1)	125,662	126,709

	1,253,063	1,169,249

Downstream
Domestic	208,751	223,669
Foreign (1)(2)	16,279	4,431

	225,030	228,100

Corporate	8,428	7,991

Total	$1,486,521	$1,405,340

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of March 31, 2009 and 2008, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

References in this Quarterly Report on Form 10-Q to “OSVs” mean offshore supply vessels; to “TTB” mean ocean-going tugs and tank barges; to “MPSVs” mean multi-purpose support vessels; to “AHTS” mean anchor-handling towing supply; to “ROVs” mean remotely operated vehicles; to “DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels to automatically maintain a vessel's position and heading; to “flotel” mean accommodations services, such as lodging, meals and office space; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth; to “ultra-deepwater” mean offshore areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels; and to “conventional,” when referring to OSVs, mean vessels that are at least 20 years old, are generally less than 200’ in length or carry less than 1,500 dead weight tons of cargo when originally built and primarily operate on the Continental Shelf.

General

Outlook

Generally, the continued weakness in the overall economy and lack of liquidity in the credit markets are affecting the spending patterns of our customers and are likely to continue to soften demand for our services. The extent of such weakened demand and how long it may last is not known. In addition, lack of liquidity and low oil and natural gas prices may impact the continued viability of projects contemplated by our customers. Moreover, the construction of deepwater drilling rigs, which are a demand driver for our Upstream segment, may be cancelled or delayed in the current climate.

Upstream Segment

Our average new generation OSV dayrates for the first quarter of 2009 surpassed $23,000 and our average OSV utilization was in the mid-90% range. However, the significant drop in the price of oil and natural gas since its peak in 2008 is expected to impact our effective dayrates for the remainder of 2009. While the exploration and production budgets of our upstream customers are anticipated to be lower in 2009 than in 2008, we expect that currently commissioned deepwater, ultra-deepwater and other longer-lead time offshore projects will be less impacted by budget reductions. In addition, notwithstanding any changes to our current OSV market demand drivers, we expect the re-pricing of four expiring OSV contracts, to current spot dayrate levels, could unfavorably impact our fleetwide average dayrates during the second quarter of 2009. Despite these recent trends, we expect our average new generation OSV dayrates to be in the range of $20,000 to $22,000 for the full-year 2009.

Twenty-three of our OSVs are currently operating under long-term contracts with expiration dates ranging from June 2009 through March 2013. Notably, of the nine new generation OSVs yet to be placed in service under our fourth OSV newbuild program, four of such OSVs have already been committed to multi-year contracts while they are still under construction. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

During the first quarter of 2009, we have experienced increased OSV spot dayrate volatility in the GoM, particularly for conventional OSVs and our 200 class and 220 class new generation OSVs. In recognition of these market conditions, we elected to stack five of our six conventional OSVs on various dates in December 2008 and early 2009. These older vessels were acquired in August 2007 and are considered non-core assets.

As of March 31, 2009, our 42 new generation OSVs, two MPSVs and one active conventional OSV were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	33
Other U.S. coastlines	4

37

Foreign
Trinidad	1
Mexico	5
Qatar	2

8

Total Upstream Vessels	45

Downstream Segment

Our Downstream fleet is comprised of a mix of nine double-hulled tank barges, 12 single-hulled tank barges and 16 ocean-going tugs. Effective January 1, 2009, one of our larger single-hulled barges, the Energy 11102, reached its OPA 90 phase-out date and as such was retired from active service. In June 2009, another single-hulled barge, the Energy 11101, will reach its OPA 90 phase-out date and will retire from active service.

In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008, we have stacked seven single-hulled tank barges and four lower horsepower tugs on various dates since the first quarter of 2008. In addition, we have continued our tug rationalization strategy with the recent sale of one of our older, lower-horsepower tugs, the Stapleton Service, in March 2009. The unfavorable revenue impact of stacking barges and tugs was partially offset by the reduced operating expenses associated with the lower cost of maintaining stacked equipment, including the reduction in cost for three in-chartered tugs whose contracts were not renewed.

As of March 31, 2009, our active tank barges were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
New York Harbor	6
GoM	5
The Great Lakes	1

12

Foreign
Puerto Rico	1

1

Total Downstream vessels	13

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 1 to our unaudited consolidated financial statements included in this Form 10-Q.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the information below is the results of operations for our MPSVs, conventional OSVs, one retired tank barge, our shore-base facility, and vessel management services.

	Three Months Ended March 31,
	2009	2008
Offshore Supply Vessels:
Average number of new generation OSVs (1)	40.6	35.0
Average new generation OSV fleet capacity (deadweight)	96,869	80,903
Average new generation vessel capacity (deadweight)	2,389	2,312
Average new generation utilization rate (2)	93.0%	92.1%
Average new generation dayrate (3)	$23,085	$21,020
Effective dayrate (4)	$21,469	$19,359
Tugs and Tank Barges:
Consolidated:
Average number of tank barges (5)	20.0	20.3
Average fleet capacity (barrels) (5)	1,633,412	1,696,158
Average barge size (barrels)	81,671	83,436
Average utilization rate (2)	56.7%	85.6%
Effective utilization rate (7)	81.0%	85.6%
Average dayrate (6)	$18,695	$19,059
Effective dayrate (4)	$10,600	$16,315
Double-hulled tank barges:
Average utilization rate (2)	80.0%	91.1%
Average dayrate (6)	$20,406	$21,781
Effective dayrate (4)	$16,325	$19,842
Single-hulled tank barges:
Average utilization rate (2)	37.6%	81.8%
Effective utilization rate (7)	82.7%	81.8%
Average dayrate (6)	$15,710	$16,937
Effective dayrate (4)	$5,907	$13,854

(1)	We operated 42 new generation OSVs as of March 31, 2009. For the three months ended March 31, 2009, the average number of new generation OSVs above includes the HOS Mystique, HOS Lode Star, and HOS Coral, which are three newly constructed OSVs that were placed in service under our fourth OSV newbuild program in January 2009, February 2009, and March 2009, respectively.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(5)	We owned 21 tank barges as of March 31, 2009. Effective January 1, 2009, the Energy 11102, which is excluded from the above table, reached its OPA 90 phase-out date and was removed from active service.
(6)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.
(7)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days. As of March 31, 2009, the following single-hulled tank barges were stacked: the Energy 2201, Energy 6501, Energy 6502, Energy 6504, Energy 7001, and Energy 7002. Subsequent to March 31, 2009, we elected to stack an additional single-hulled tank barge, the Energy 6503. Vessels are considered utilized when they are generating revenues.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as comparative measure.

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

EBITDA is also a financial metric used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash compensation paid to our executive officers and bonuses paid to other shore-based employees; (iii) to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) to assess our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2009 and 2008, respectively (in thousands).

	Three Months Ended March 31,
	2009	2008
Components of EBITDA:
Net income	$27,101	$22,629
Interest, net:
Debt obligations	2,731	2,546
Interest income	(139)	(992)

Total interest, net	2,592	1,554

Income tax expense	15,478	12,790
Depreciation	10,145	7,462
Amortization	5,003	4,727

EBITDA	$60,319	$49,162

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2009 and 2008, respectively (in thousands).

	Three Months Ended March 31,
	2009	2008
EBITDA Reconciliation to GAAP:
EBITDA	$60,319	$49,162
Cash paid for deferred drydocking charges	(4,953)	(4,068)
Cash paid for interest	(590)	(50)
Cash paid for taxes	(12,365)	(3,285)
Changes in working capital	14,660	15,367
Stock-based compensation expense	2,657	2,969
Changes in other, net	(110)	66

Cash flows provided by operating activities	$59,618	$60,161

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2009 and 2008, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense	$2,657	$2,969
Interest income	139	992

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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2009 and 2008, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$ Change	% Change
Revenues:
Upstream
Domestic	$71,064	$53,881	$17,183	31.9%
Foreign	19,512	13,571	5,941	43.8

	90,576	67,452	23,124	34.3

Downstream
Domestic	18,833	27,903	(9,070)	(32.5)
Foreign (1)	238	2,166	(1,928)	(89.0)

	19,071	30,069	(10,998)	(36.6)

	$109,647	$97,521	$12,126	12.4%

Operating expenses:
Upstream	$29,001	$25,779	$3,222	12.5%
Downstream	11,570	14,016	(2,446)	(17.5)

	$40,571	$39,795	$776	1.9%

Depreciation and amortization:
Upstream	$10,500	$7,239	$3,261	45.0%
Downstream	4,648	4,950	(302)	(6.1)

	$15,148	$12,189	$2,959	24.3%

General and administrative expenses:
Upstream	$6,923	$5,404	$1,519	28.1%
Downstream	1,839	3,173	(1,334)	(42.0)

	$8,762	$8,577	$185	2.2%

Gain on sale of assets:
Upstream	$—	$—	$—	—
Downstream	245	—	245	100.0%

	$245	$—	$245	100.0%

Operating income:
Upstream	$44,152	$29,030	$15,122	52.1%
Downstream	1,259	7,930	(6,671)	(84.1)

	$45,411	$36,960	$8,451	22.9%

Interest expense	$2,731	$2,546	$185	7.3%

Interest income	$139	$992	$(853)	(86.0)%

Income tax expense	$15,478	$12,790	$2,688	21.0%

Net income	$27,101	$22,629	$4,472	19.8%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. Revenues for the three months ended March 31, 2009 increased 12.4%, or $12.1 million, to $109.6 million compared to the same period in 2008 due to improved OSV market conditions and the full and partial-period contribution of additional vessels that were added to our fleet since March 31, 2008. As of March 31, 2009, our weighted-average operating fleet was approximately 84 vessels compared to 81 vessels for the same period in 2007.

Revenues from our Upstream segment increased $23.1 million, or 34.3%, to $90.6 million for the three months ended March 31, 2009 compared to $67.5 million for the same period in 2008. The vessels placed in service since the first quarter of 2008 under our ongoing newbuild and conversion programs accounted for $22.4 million of the increase in Upstream revenues. The remaining $0.7 million increase in Upstream revenues primarily resulted from higher effective dayrates for OSVs that were in service during each of the quarters ended March 31, 2009 and 2008. Our new generation OSV average dayrate was $23,085 for the first quarter of 2009 compared to $21,020 for the same period in 2008, an increase of $2,065 or 9.8%. Our new generation OSV utilization was 93.0% for the first quarter of 2009 compared to 92.1% for the same period in 2008. Our new generation OSV dayrates were driven higher by spot dayrates earned internationally as well as the contribution of recent newbuilds placed in service at contracted dayrates that exceeded our prior fleetwide average. Domestic revenues for our Upstream segment increased $17.2 million during the three months ended March 31, 2009 on the basis of our fleet growth. Foreign revenues for our Upstream segment increased $5.9 million primarily due to spot dayrate increases for some of our international vessels since the first quarter of 2008.

Revenues from our Downstream segment decreased $11.0 million, or 36.6%, to $19.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in revenues was mainly driven by soft market conditions that resulted in the stacking of six single-hulled tank barges on various dates since the first quarter of 2008. The decrease in revenues was partially offset by the full-period contribution from one newbuild double-hulled tank barge, the Energy 6508, which was placed in service in March 2008. Our double-hulled tank barge average dayrate was $20,406 for the three months ended March 31, 2009, a decrease of $1,375 or 6.3%, from $21,781 for the same period in 2008. Our double-hulled tank barge utilization was 80.0% for the first quarter of 2009 compared to 91.1% for the first quarter 2008. The decrease in double-hulled tank barge utilization was driven by reduced demand for petroleum products in the U.S., which we attribute to the current state of the economy. Our single-hulled tank barge average dayrate was $15,710 for the three months ended March 31, 2009, a decrease of $1,227, or 7.2%, from $16,937 for the same period in 2008. Dayrates for the year-ago quarter included the favorable impact of one singled-hulled vessel, which is currently stacked, performing non-traditional tank barge services to Upstream customers at premium dayrates. Our single-hulled tank barge utilization was 37.6% for the three months ended March 31, 2009 compared to 81.8% for the same period in 2008. The decrease in single-hulled tank barge utilization was primarily due to having six stacked single-hulled barges throughout the first quarter of 2009. Our effective single-hulled tank barge utilization, which excludes the impact of stacked tank barges, was 82.7% for the first quarter of 2009. Foreign revenues for our Downstream segment decreased $1.9 million primarily due to fewer vessels operating in foreign waters during the three months ended March 31, 2009 compared to the same period in 2008.

Operating expenses. Operating expenses for the three months ended March 31, 2009 increased slightly to $40.6 million. This increase was comprised of the incremental costs generated from the vessels added to our operating fleet through newbuild deliveries, offset in part by the decreased costs associated with removing eleven vessels from our operating fleet since the first quarter of 2008. Daily vessel operating costs for the first quarter of 2009 were in-line with the same period in 2008 for vessels that operated in both of our segments during 2009 and 2008. We expect this trend to continue through the remainder of 2009.

Operating expenses for our Upstream segment were $29.0 million, an increase of $3.2 million, or 12.5%, for the first quarter of 2009 compared to $25.8 million for the same period in 2008. Newly constructed vessels placed in service since the first quarter of 2008 accounted for approximately $6.2 million of the operating expense increase during the first quarter of 2009. Excluding the impact of the recent newbuild deliveries, operating expense decreased approximately $3.0 million from the first quarter of 2008 primarily due to the sale of four conventional OSVs and the stacking of five conventional OSVs since the prior-year quarter.

Operating expenses for our Downstream segment were $11.6 million, a decrease of $2.4 million, or 17.5%, for the three months ended March 31, 2009 compared to $14.0 million for the same period in 2008. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked or retired from service since the first quarter of 2008, and a reduction in cost for three in-chartered tugs whose contracts were not renewed.

Depreciation and Amortization. Depreciation and amortization was $3.0 million higher for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to incremental depreciation related to seven OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since the first quarter of 2008. Depreciation and amortization expense is expected to increase further when the remaining vessels to be delivered under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $8.8 million, or 8.0% of revenues, increased by $0.2 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Our general and administrative expenses are expected to increase approximately 5% to 10% in 2009 over 2008 levels, primarily due to fleet growth, but are expected to remain in the approximate range of 9% to 10% of revenues.

Gain on Sale of Assets. During the first quarter of 2009, we sold the Stapleton Service, an older, lower-horsepower tug, for net cash proceeds of $0.9 million and an aggregate gain of $0.2 million.

Operating Income. Operating income increased by 22.9%, or $8.5 million, to $45.4 million during the three months ended March 31, 2009 compared to the same period in 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 48.8% for the three months ended March 31, 2009 compared to 43.0% for the same period in 2008. The primary driver for this margin increase relates to higher effective dayrates. Operating income as a percentage of revenues for our Downstream segment was 6.8% for the first quarter of 2009, compared to 26.2% for the first quarter of 2008. This margin decrease primarily relates to lower dayrates and utilization due to soft market conditions for both our single-hulled and double-hulled tonnage during the first quarter of 2009.

Interest Expense. Interest expense slightly increased $0.2 million during the three months ended March 31, 2009 compared to the same period in 2008. Our interest expense variance was comprised of higher interest costs related to having an outstanding balance under our revolving credit facility, which was offset by a $2.0 million increase in capitalized interest resulting from higher cash outlays associated with our ongoing newbuild and conversion programs. Our revolving weighted-average credit facility balance was $137.5 million for the three months ended March 31, 2009 compared to a zero balance outstanding under such facility for the same period in 2008. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased $0.9 million to $0.1 million during the three months ended March 31, 2009 mainly due to lower invested cash balances. The decrease in invested cash balances was driven by cash paid for ongoing newbuild and conversion programs. Our weighted-average cash balance for the three months ended March 31, 2009 was $27.8 million compared to $67.3 million for the same period in 2008. The average interest rate earned on our invested cash balances during the three months ended March 31, 2009 was 1.1% compared to 4.2% for the same period in 2008.

Income Tax Expense. Our effective tax rate was 36.4% and 36.1% for the three months ended March 31, 2009 and 2008, respectively. Our income tax expense primarily consists of deferred taxes generated by accelerated depreciation for tax purposes. Our income tax rate is higher than the federal statutory rate primarily due to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by 19.8%, or $4.5 million, to $27.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to the increase in operating income discussed above, which was partially offset by a $1.0 million increase in net interest expense and a $2.7 million increase in income tax expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly throughout 2009.

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

With the failures of several large banks in the latter-half of 2008, and resulting tight credit conditions, we have reviewed all of our debt agreements, as well as our liquidity position and projected future cash needs. Despite the recent volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such capital market volatility. We believe that our cash on-hand, projected operating cash flow and existing undrawn revolver capacity will be sufficient to operate the company, complete our remaining newbuild programs and meet our other commitments for the foreseeable future. These sources of cash were available to fund our recent acquisitions, and will continue to fund our previously announced vessel newbuild and conversion programs.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” may affect our financial condition or results of operations. None of our debt instruments mature any sooner than late 2011. We currently do not foresee a need to refinance any of our existing facilities to fund our announced newbuild construction and conversion plans. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. It is possible that, due to events beyond our control, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of March 31, 2009, we had total cash and cash equivalents of $20.9 million. The remaining construction costs related to our MPSV program and our fourth OSV newbuild program, have been and will continue to be funded, in part, with cash on hand, projected cash flows from operations and borrowings available under our existing revolving credit facility. During the first quarter of 2009 and based on the timing of shipyard milestones, we borrowed $25.0 million under our $250.0 million revolving credit facility. With aggregate draws outstanding of $150.0 million under this facility and a posted letter of credit for $0.9 million, we had $99.1 million of credit immediately available under our revolving credit facility as of March 31, 2009. Subsequent to March 31, 2009, we have drawn an additional $10.0 million for major milestone payments under our ongoing construction and conversion programs. The total amount outstanding under our revolving credit facility was $160.0 million as of April 30, 2009. The extent and timing of further draws on our revolving credit facility are primarily dependent upon cash flows generated from operations, shipyard schedules, the achievement of construction milestones and the potential sale of additional non-core assets.

In April 2008, Superior Offshore announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In early January 2009, Superior Offshore obtained an order from the Bankruptcy Court approving the rejection of the HOS Achiever charter pursuant to the provisions of section 365 of the Bankruptcy Code. The rejection of the HOS Achiever charter constituted a breach of the charter. We have filed a proof of claim in the Superior Offshore bankruptcy case for payment of rejection damages associated with the breach of the charter. In late January 2009, Superior Offshore obtained confirmation of its Chapter 11 Plan of Reorganization. We believe that we have mitigated our risk of loss under the HOS Achiever time charter through funds received under a letter of credit provided to us in advance by Superior Offshore. In addition, as permitted by the time charter with Superior Offshore, the HOS Achiever was actively marketed and chartered to other domestic and international customers during the six-month time charter period. As of March 31, 2009, we are owed amounts by Superior Offshore related to the HOS Achiever time charter as well as other OSV and shore-base services. We have asserted our claims against Superior Offshore and believe that a substantial portion, and potentially all, of the amounts owed to us are collectible. However, due to unfavorable decisions by the Bankruptcy Court that could occur, all of which are beyond our control, we cannot provide absolute assurance that all amounts currently recorded as receivables due from Superior Offshore will ultimately be collected. The vessel is currently working for a major integrated oil company under a time charter for an approximate term of five months, with renewal options, in support of an ultra-deepwater project in the Gulf of Mexico.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $59.6 million for the three months ended March 31, 2009 and $60.2 million for the three months ended March 31, 2008. Operating cash flows slightly decreased from the prior-year quarter mainly due to a decline in effective dayrates for our Downstream segment, which was partially offset by the growth of our Upstream fleet and an increase in effective dayrates for our new generation OSVs. Cash flows from operations for the three months ended March 31, 2009 reflect full- and partial-period contribution from seven additional OSVs and two MPSVs that were placed in service since the first quarter of 2008. Our cash flows from operations should continue to be favorably impacted in 2009 by the partial-year revenue contribution from additional vessels placed in service on various dates throughout 2009 under our MPSV program and our fourth OSV newbuild program.

Investing Activities. Net cash used in investing activities was $84.0 million for the three months ended March 31, 2009 and $183.1 for the three months ended March 31, 2008. Cash utilized during the first quarter of 2009 primarily consisted of construction costs incurred for our ongoing newbuild and conversion programs, which were partially offset by approximately $0.9 million in net cash proceeds from the March 2009 sale of the Stapleton Service, an older, lower-horsepower tug. Cash utilized in the first quarter of 2008 primarily consisted of acquisition costs for the HOS Achiever and the lease rights for property adjacent to HOS Port and construction costs incurred for newbuild construction and conversion programs. As of March 31, 2009, the estimated construction costs remaining to be incurred under our MPSV program and fourth OSV program were approximately $194.1 million, of which $158.4 million and $35.7 million is expected to be incurred during the remainder of 2009 and 2010, respectively.

Financing Activities. Net cash provided by financing activities of $25.1 million for the three months ended March 31, 2009 resulted from incremental borrowings under our revolving credit facility. Net cash provided by financing activities of $0.6 million for the three months ended March 31, 2008 resulted from the net proceeds from common stock issued under employee benefit programs.

Contractual Obligations

Debt

As of March 31, 2009, we had total debt of $646.0 million, net of original issue discount of $54.0 million. Our debt is comprised of $299.6 million of our 6.125% senior notes due 2014, or senior notes, $196.4 million, net of implied original issue discount under APB 14-1 of our 1.625% convertible senior notes due 2026 and $150.0 million in borrowings under our senior secured revolving credit facility due 2011. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The $250.0 million in face amount of convertible senior notes bear interest at an annual coupon of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing our revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the $250.0 million borrowing base of the revolving credit facility, based on the defined leverage ratio. As of March 31, 2009, the average interest rate on our revolving credit facility was approximately 1.5%.

As of March 31, 2009, the Company had a balance outstanding of $150.0 million under the revolving credit facility in addition to the $0.9 million posted in letters of credit, which results in $99.1 million of credit immediately available under such facility. Subsequent to March 31, 2009, we have drawn an additional $10.0 million under the revolving credit facility, which, primarily funded construction milestone and other payments required under the Company’s ongoing vessel newbuild and conversion programs.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the three months ended March 31, 2009 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended March 31, 2009	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$33.4	$419.0	$475.0	4Q2008-4Q2009
OSV newbuild program #4 (3)	40.5	311.9	450.0	2Q2008-3Q2010

Total:	$73.9	$730.9	$925.0

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitation, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction, retrofit or conversion for delivery under our currently active programs, respectively.
(2)	Our MPSV program includes the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two T-22 class DP-3 new generation MPSVs at foreign shipyards. The first converted DP-2 MPSV, the HOS Centerline, was placed in service during March 2009. The second converted DP-2 MPSV, the HOS Strongline, is expected to be placed in service in the fourth quarter of 2009. We took delivery of the first newbuild DP-3 MPSV, the HOS Achiever, and promptly mobilized the vessel to the GoM, where it was placed in service on October 1, 2008. The second newbuild DP-3 MPSV, the HOS Iron Horse, is expected to be delivered during the fourth quarter of 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $475.0 million.
(3)	Our fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008 and three vessels during the first quarter of 2009. The nine remaining vessels are expected to be placed in service on various dates over the next two years, as follows: four vessels during the remainder of 2009 and five vessels in 2010. Based on the current schedule of projected vessel in-service dates, we expect to own and operate 46 and 51 new generation OSVs as of December 31, 2009 and 2010, respectively. These projections result in an average new generation OSV fleet complement of 42.9 and 49.1 vessels for the fiscal years 2009 and 2010, respectively. We placed in service our second 250 EDF class OSV, the HOS Mystique, in January 2009, our fourth 240 ED class OSV, the HOS Lode Star, in February 2009, and our first and only 290 class OSV, the HOS Coral, in March 2009. Inclusive of the specific vessel deliveries discussed above, the aggregate cost of our fourth OSV newbuild program is expected to be approximately $450.0 million.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance capital expenditures for the three months ended March 31, 2009 and 2008, and a forecast for 2009 (in millions):

	Three Months Ended March 31,		Year Ended December 31, 2009
	2009	2008
	Actual	Actual	Forecast
Maintenance Capital Expenditures:
Deferred drydocking charges (1)	$5.0	$4.1	$22.0
Other vessel capital improvements (2)	1.8	8.0	3.6
Miscellaneous non-vessel additions (3)	2.8	22.2	7.0

Total:	$9.6	$34.3	$32.6

(1)	Deferred drydocking charges for the full-year 2009 include the projected recertification costs for 13 new generation OSVs, two conventional OSVs, five tugs, and one single-hulled tank barge.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements or to meet customer specifications. Such improvements are typically incurred during a planned drydocking event.
(3)	Non-vessel capital expenditures are primarily related to information technology initiatives and improvements to our shore-base port facility.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which we discuss factors that we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of our assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. We give no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include: our inability to successfully or timely complete its various vessel construction and conversion programs, especially our MPSV program, which involves the construction and integration of highly complex vessels and systems; changes in our vessel construction and conversion budgets; less than anticipated success in marketing and operating our MPSVs, which are a class of vessels that we do not have a long history of owning or operating; the inability of our MPSVs to perform services for which they were designed; further weakening of demand for our services; inability to effectively curtail operating expenses from stacked vessels; the potential for valuation impairment charges; the inability to sell or otherwise dispose of non-core assets on acceptable terms; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; the inability or unwillingness by customers to place on hire contractually committed vessels that are part of our newbuild programs, when such vessels are available for service; industry risks; further reductions in capital spending budgets by customers; further decline in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks, including those that are the result of proposed changes to policies and laws currently being considered in the United States; weather related risks; the risk of pandemic such as the recent outbreak of swine flu in two of our operating markets; the inability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations. In addition, our future results may be impacted by continued volatility or further deterioration in the capital markets and the worldwide economic downturn; inflation, deflation, or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under our credit agreement. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts us, or should our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our market risks during the quarter ended March 31, 2009. For additional information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See discussion of our legal proceedings with Superior Offshore in Note 6 to our consolidated financial statements and the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q as well as Part 1 Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A—Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in response to Item  1A to Part I of Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number		Description of Exhibit
4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed November 13, 2006).

*10.1†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based).

*10.2†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting).

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 11, 2009	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer