Form 10-Q
period 2009-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2009-08-07
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The total number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2009 was 26,089,284.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

i

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$21,754	$20,216
Accounts receivable, net of allowance for doubtful accounts of $1,464 and $2,135, respectively	67,819	87,942
Other receivables, net	9,058	13,865
Other current assets	16,328	12,203

Total current assets	114,959	134,226

Property, plant and equipment, net	1,513,339	1,405,340
Deferred charges, net	37,584	37,972
Other assets	16,497	18,205

Total assets	$1,682,379	$1,595,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,909	$16,693
Accrued interest	2,089	2,110
Accrued payroll and benefits	6,357	10,078
Deferred revenue	7,356	21,720
Current taxes payable	2,700	13,990
Other accrued liabilities	9,353	3,566

Total current liabilities	41,764	68,157

Revolving credit facility	185,000	125,000
Long-term debt, net of original issue discount of $51,504 and $56,481, respectively	498,496	493,519
Deferred tax liabilities, net	186,866	169,987
Other liabilities	1,852	2,180

Total liabilities	913,978	858,843

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,089 and 25,920 shares issued and outstanding, respectively	261	259
Additional paid-in-capital	401,775	397,593
Retained earnings	366,118	338,818
Accumulated other comprehensive income	247	230

Total stockholders’ equity	768,401	736,900

Total liabilities and stockholders’ equity	$1,682,379	$1,595,743

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	$97,909	$104,473	$207,556	$201,993
Costs and expenses:
Operating expenses	40,879	43,299	81,450	83,094
Depreciation	36,174	8,290	46,319	15,752
Amortization	8,138	4,718	13,141	9,444
General and administrative expenses	7,676	9,414	16,438	17,992

	92,867	65,721	157,348	126,282

Gain (loss) on sale of assets	(4)	2,001	241	2,001

Operating income	5,038	40,753	50,449	77,712
Other income (expense):
Interest income	47	235	186	1,227
Interest expense	(4,267)	(1,527)	(6,998)	(4,073)
Other income (expense), net	(9)	62	(249)	75

	(4,229)	(1,230)	(7,061)	(2,771)

Income before income taxes	809	39,523	43,388	74,941
Income tax expense	(610)	(14,276)	(16,088)	(27,065)

Net income	$199	$25,247	$27,300	$47,876

Basic earnings per common share	$0.01	$0.98	$1.05	$1.86

Diluted earnings per common share	$0.01	$0.93	$1.01	$1.77

Weighted average basic shares outstanding	25,995	25,827	25,968	25,805

Weighted average diluted shares outstanding	27,065	27,157	26,927	27,049

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,300	$47,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,319	15,752
Amortization	13,141	9,444
Stock-based compensation expense	4,676	5,605
Provision for bad debts	(671)	552
Deferred tax expense	11,841	23,729
Amortization of deferred financing costs	6,061	5,694
Gain on sale of assets	(241)	(2,001)
Equity (income) loss from investment	225	(93)
Changes in operating assets and liabilities:
Accounts receivable	19,673	(925)
Other receivables and current assets	1,825	1,191
Deferred drydocking charges	(12,633)	(9,410)
Accounts payable	(9,521)	2,779
Accrued liabilities and other liabilities	(13,227)	(1,103)
Accrued interest	(21)	69

Net cash provided by operating activities	94,747	99,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(59,314)	(159,506)
Costs incurred for OSV newbuild program #4	(90,512)	(94,945)
Costs incurred for TTB newbuild program #2	—	(7,641)
Acquisition of shore-base port facility	—	(11,541)
Net proceeds from sale of assets	942	3,105
Vessel capital expenditures	(2,546)	(14,089)
Non-vessel capital expenditures	(3,030)	(10,981)

Net cash used in investing activities	(154,460)	(295,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings under revolving facility	60,000	40,000
Deferred financing costs	(17)	—
Net cash proceeds from other shares issued	1,251	1,587

Net cash provided by financing activities	61,234	41,587

Effects of exchange rate changes on cash	17	(44)

Net increase (decrease) in cash and cash equivalents	1,538	(154,896)
Cash and cash equivalents at beginning of period	20,216	173,552

Cash and cash equivalents at end of period	$21,754	$18,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$12,451	$11,507

Cash paid for income taxes	$13,741	$3,437

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts reported in prior periods have been reclassified or adjusted to conform to the 2009 presentation as further discussed below in Recent Accounting Pronouncements. We have evaluated all subsequent events through August 6, 2009, the date the financial statements were issued.

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Accounting Pronouncements

Convertible Debt. Effective January 1, 2009, the Company retroactively applied new accounting rules set forth by the Financial Accounting Standards Board regarding the Company’s 1.625% convertible senior notes due 2026. The new requirements state that the liability and equity components of a convertible debt instrument that may be settled in cash upon conversion be accounted for separately so that an entity’s accounting will reflect additional non-cash interest expense to match the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company applied a non-convertible debt borrowing rate of 7.125% upon adoption of these new rules based on quoted market prices for its senior notes on the date the convertible notes were issued. The impact of this requirement has resulted in a material increase to the Company’s non-cash interest expense for financial statements covering the periods ended December 31, 2006 through December 31, 2013. The additional interest costs are being amortized over the period ending November 15, 2013, which is the date that the convertible notes are first putable by the convertible note holders.

For the quarter ended June 30, 2009, the impact of incremental non-cash interest expense related to this new accounting treatment on the Company’s income before taxes, net income and diluted earnings per share was $1.1 million, $0.7 million and $0.03, respectively. For the six months ended June 30, 2009, the impact of incremental non-cash interest expense related to this requirement on the Company’s income before taxes, net income and diluted earnings per share was $1.8 million, $1.1 million and $0.04, respectively. The table

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

below reflects the impact of the Company’s retrospective application of the new accounting rules to the financial captions on the Company’s balance sheet as of December 31, 2008 and consolidated income statement and statement of cash flows for the three and six month periods ended June 30, 2008. (in thousands, except per share data):

	December 31, 2008 As Reported	Adjustment	December 31, 2008 As Adjusted
Balance Sheet:
Assets:
Property, plant and equipment, net	$1,394,643	$10,697	$1,405,340
Total assets	1,585,046	10,697	1,595,743
Liabilities:
Long-term debt	$549,602	$(56,083)	$493,519
Deferred tax liabilities	145,729	24,258	169,987
Total liabilities	890,668	(31,825)	858,843
Equity:
Additional paid-in-capital	$349,427	$48,166	$397,593
Retained earnings	344,462	(5,644)	338,818
Total equity	694,378	42,522	736,900

	Three Months Ended June 30, 2008 As Reported	Adjustment	Three Months Ended June 30, 2008 As Adjusted
Income Statement:
Interest expense, net (1)	$1,203	$324	$1,527
Income before income tax	39,847	(324)	39,523
Income tax expense	14,392	(116)	14,276
Net Income	25,455	(208)	25,247
Diluted earnings per share	0.94	(0.01)	0.93

	Six Months Ended June 30, 2008 As Reported	Adjustment	Six Months Ended June 30, 2008 As Adjusted
Income Statement:
Interest expense, net (1)	$3,043	$1,030	$4,073
Income before income tax	75,971	(1,030)	74,941
Income tax expense	27,433	(368)	27,065
Net Income	48,538	(662)	47,876
Diluted earnings per share	1.79	(0.02)	1.77

Statement of Cash Flows:
Net cash provided by operating activities	$95,578	$3,581	$99,159
Net cash used in investing activities	(292,017)	(3,581)	(295,598)

(1)	Interest expense, net excludes interest that was capitalized as part of ongoing newbuild construction or conversion programs.

Subsequent Events. Effective June 30, 2009, the Company adopted a new rule that establishes the accounting for and disclosure of events that occur after the balance sheet

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Footnote “Basis of Presentation” paragraph above for the Company’s related disclosures. The adoption of this new rule did not have a material impact on the Company’s financial statements.

Fair Value of Financial Instruments. Effective June 30, 2009, the Company adopted a new rule that requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. See Note 3 for the Company’s related fair value disclosures. The adoption of this new rule did not have a material impact on the Company’s financial statements.

2. Earnings Per Share

Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year plus the effect of dilutive stock options and restricted stock unit awards, or restricted stock. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$199	$25,247	$27,300	$47,876

Weighted average number of shares of common stock outstanding	25,995	25,827	25,968	25,805
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	1,070	1,330	959	1,244

Adjusted weighted average number of shares of common stock outstanding	27,065	27,157	26,927	27,049

Earnings per common share:
Basic	$0.01	$0.98	$1.05	$1.86

Diluted	$0.01	$0.93	$1.01	$1.77

(1)	Stock options representing rights to acquire 201 shares of common stock for the three months ended June 30, 2009 and 421 shares of common stock for the six months ended June 30, 2009, were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.
(2)	As of June 30, 2009 and 2008, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 4 for further information regarding certain of the Company’s restricted stock awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	June 30, 2009	December 31, 2008
6.125% senior notes due 2014, net of original issue discount of $370 and $398	$299,630	$299,602
1.625% convertible senior notes due 2026, net of original issue discount of $51,134 and $56,083 (1)	198,866	193,917
Revolving credit facility due 2011	185,000	125,000

	683,496	618,519
Less current maturities	—	—

	$683,496	$618,519

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

The senior notes have semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes have semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Under the Company’s revolving credit facility, it has the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing its revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the $250.0 million borrowing base of the revolving credit facility, based on the defined leverage ratio. As of June 30, 2009, the average interest rate on the drawn portion of the Company’s revolving credit facility was approximately 1.4%.

The Company estimated the fair value of its senior notes and convertible senior notes by using quoted market prices. The fair value of the Company’s revolving credit facility approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $735.0 million, $683.5 million and $658.1 million, respectively, as of June 30, 2009.

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amounts of $5.1 million for the second quarter of 2009, $7.3 million for the second quarter of 2008, $11.5 million for the first six months of 2009 and $13.2 million for the first six months of 2008.

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

During the six months ended June 30, 2009, the Company granted time-based restricted stock unit awards, or RSUs, and performance-based RSUs. Time-based RSUs were granted to directors and a combination of time-based and performance-based RSUs were granted to executive officers and certain shore-side employees of the Company. The shares to be received under the performance-based RSUs are calculated based on the Company’s achievement of any one of four pre-determined performance criteria over a three-year period as defined by the RSU agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the performance goals attained by the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income before taxes	$2,019	$2,636	$4,676	$5,605

Net income	$1,273	$1,684	$2,966	$3,588

Earnings per common share:
Basic	$0.05	$0.07	$0.11	$0.14

Diluted	$0.05	$0.06	$0.11	$0.13

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company capitalized approximately $0.2 million and $0.3 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Company capitalized approximately $0.5 million and $0.7 million, respectively of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects.

5. Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2009, the terms of entry with the P&I Club for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

6. Other Receivables

In April 2008, Superior Offshore International, Inc., or Superior Offshore, announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore was the charterer of the HOS Achiever, a vessel that the Company acquired from Superior Offshore in January 2008, for the period October 1, 2008 through October 1, 2013, and cancellable by Superior Offshore as of March 29, 2009. In early January 2009, Superior Offshore obtained an order from the Bankruptcy Court approving the rejection of the HOS Achiever charter pursuant to the provisions of section 365 of the Bankruptcy Code. The rejection of the HOS Achiever charter constituted a breach of the charter. The Company filed a proof of claim in the Superior Offshore bankruptcy case for, among other things, payment of rejection damages associated with the breach of the charter. In late January 2009, Superior Offshore obtained confirmation of its Chapter 11 Plan of Reorganization. The Company believes that it has mitigated its risk of loss under the HOS Achiever time charter through

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funds received under a letter of credit provided to the Company in advance by Superior Offshore. In addition, as permitted by the time charter with Superior Offshore, the HOS Achiever was actively marketed and time chartered to other domestic and international customers on various dates during the six-month Superior Offshore time charter period. Time charter billings from October 1, 2008 through March 29, 2009 for the HOS Achiever to companies other than Superior Offshore were offset against amounts collectible from Superior Offshore. During the first half of 2009, the Company recognized approximately $3.0 million ($1.9 million after-tax, or $0.07 per diluted share) of revenue related to the Superior Offshore time charter. These revenues are net of any credits issued to Superior Offshore related to the HOS Achiever being chartered to other customers. As of June 30, 2009, the Company has recorded Other Receivables, net of approximately $9.1 million, which primarily represent amounts billed to Superior Offshore for the HOS Achiever time charter, a conventional OSV time charter and shore-base services at HOS Port. These receivable balances are net of $8.0 million in proceeds collected under a letter of credit from Superior Offshore. In late May 2009, Superior Offshore commenced an adversary proceeding against the Company in the Bankruptcy Court to set aside the HOS Achiever charter and objecting to the Company’s amended proof of claim. In the adversary proceeding, the Liquidating Plan Agent of Superior Offshore has asserted that (i) the Company’s draw-down on the letter of credit was not permitted by law, (ii) such funds must be returned to the bankruptcy estate and (iii) the Company is liable for punitive damages. The Company has filed an Answer, Affirmative Defenses and Counterclaims vigorously contesting the claims in the adversary proceeding. Due to unfavorable decisions by the Bankruptcy Court that could occur, all of which are beyond the Company’s control, there can be no absolute assurance that all amounts currently recorded as receivables due from Superior Offshore will ultimately be collected.

7. Asset and Goodwill Impairment Assessment

The continued lower demand in the Company’s Downstream segment resulted in a reported quarterly operating loss during the second quarter of 2009. With no material change in Downstream contract coverage since March 31, 2009 and none expected in the near term, the Company determined that an impairment assessment for the Downstream segment was necessary as of June 30, 2009. The impairment assessment compared the net book values of the Company’s Downstream marine assets, as well as Downstream segment goodwill that was booked upon the Company’s formation in June 1997, to their respective fair values. Based on its analysis, which included recent vessel sales, quoted market prices and past third-party appraisals, the Company recorded a non-cash asset impairment charge of $25.8 million, or $0.60 per diluted share, related to ten single-hulled tank barges and six ocean-going tugs. This impairment charge is reflected in depreciation expense for the three-month and six-month periods ended June 30, 2009. The Company’s amortization expense for such periods includes a $0.9 million, or $0.02 per diluted share, non-cash charge for the write-off of remaining goodwill associated with its Downstream segment. The Company concluded that it does not believe an impairment exists for the ten other ocean-going tugs and nine double-hulled tank barges as of June 30, 2009.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In recognition of weak market conditions for conventional OSVs and as evidenced by the Company’s stacking of such vessels, the Company also performed an asset impairment assessment on its conventional OSVs. The Company concluded that it does not believe an impairment exists for any of its six conventional OSVs as of June 30, 2009.

8. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs and MPSVs in the GoM and other select domestic and international markets and operates a shore-base facility in Port Fourchon, Louisiana through its Upstream segment. The Upstream segment principally supports complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provides support for oilfield and non-oilfield specialty services, including military applications. The Downstream segment primarily operates ocean-going tugs and tank barges in the northeastern United States and GoM. The Downstream segment provides coastwise transportation of refined and bunker grade petroleum products as well as non-traditional downstream services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and six months ended June 30, 2009 and 2008, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues:
Upstream
Domestic	$72,996	$58,261	$144,060	$112,141
Foreign (1)	10,703	20,713	30,215	34,285

	83,699	78,974	174,275	146,426

Downstream
Domestic	13,666	22,598	32,499	50,500
Foreign (1)	544	2,901	782	5,067

	14,210	25,499	33,281	55,567

Total	$97,909	$104,473	$207,556	$201,993

Operating expenses:
Upstream	$30,717	$28,394	$59,718	$54,173
Downstream	10,162	14,905	21,732	28,921

Total	$40,879	$43,299	$81,450	$83,094

Depreciation:
Upstream	$8,718	$5,329	$16,032	$10,061
Downstream	27,456	2,961	30,287	5,691

Total	$36,174	$8,290	$46,319	$15,752

Amortization:
Upstream	$4,219	$2,882	$7,405	$5,388
Downstream	3,919	1,836	5,736	4,056

Total	$8,138	$4,718	$13,141	$9,444

General and administrative expenses:
Upstream	$6,666	$5,604	$13,589	$11,009
Downstream	1,010	3,810	2,849	6,983

Total	$7,676	$9,414	$16,438	$17,992

Gain (loss) on sale of assets:
Upstream	$—	$2,001	$—	$2,001
Downstream	(4)	—	241	—

Total	$(4)	$2,001	$241	$2,001

Operating income (loss):
Upstream	$33,379	$38,766	$77,531	$67,796
Downstream	(28,341)	1,987	(27,082)	9,916

Total	$5,038	$40,753	$50,449	$77,712

Capital expenditures:
Upstream	$70,172	$111,020	$154,306	$288,032
Downstream	65	3,883	449	9,033
Corporate	264	722	647	1,638

Total	$70,501	$115,625	$155,402	$298,703

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2009	As of December 31, 2008
Identifiable assets:
Upstream	$1,444,249	$1,319,392
Downstream	217,481	254,574
Corporate	20,649	21,777

Total	$1,682,379	$1,595,743

Long-lived assets:
Upstream
Domestic	$1,204,820	$1,042,540
Foreign (1)	102,953	126,709

	1,307,773	1,169,249

Downstream
Domestic	$197,592	223,669
Foreign (1)(2)	—	4,431

	197,592	228,100

Corporate	7,974	7,991

Total	$1,513,339	$1,405,340

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of June 30, 2009 and December 31, 2008, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

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

General

Outlook

The continued weakness in the overall economy combined with the ongoing volatility in commodity prices are affecting the spending patterns of our customers and are likely to continue to soften demand for our services. The extent of such weakened demand and how long it may last is not known. In addition, a lack of liquidity in the general credit markets and low hydrocarbon commodity prices, especially natural gas prices, may impact the continued viability of projects contemplated by our customers. Moreover, the construction of deepwater drilling rigs, which are a demand driver for our Upstream segment, may be cancelled or delayed in the current climate.

Upstream Segment

Our average new generation OSV dayrates for the second quarter of 2009 were approximately $21,000 and our average OSV utilization was in the mid-80% range. The significant drop in the price of oil and natural gas since its peak in 2008 has increasingly affected our new generation OSV effective dayrates during the first half of 2009. OSV market conditions in the GoM rapidly deteriorated during the second quarter of 2009, particularly for our 200 class vessels. This vessel class has experienced a quarterly average dayrate decrease of approximately $2,000 per day from the first quarter of 2009 and spot dayrate decreases of $10,000, or roughly half, from those experienced in late 2008. The OSV demand outlook in the GoM is not expected to change in the near term based on various market indicators such as rig counts and oil and gas industry capital spending budgets for the remainder of 2009. In recognition of the current and forecasted soft demand for such vessels, we elected to stack five 200 class new generation OSVs, on various dates during the second quarter of 2009 and stacked a sixth 200 class new generation OSV in early July 2009. In addition, on various dates since December 2008, we elected to stack all six of our conventional OSVs. These older vessels were acquired in August 2007 and are considered non-core assets.

Sixteen of our new generation OSVs are currently operating under long-term contracts that expire on various dates through March 2013. The long-term contracts for our supply vessels are consistent with those used in the industry and are typically either fixed for a term of one or more years or tied to the duration of a long-term contract for a drilling rig for which the vessel provides services. These contracts generally contain provisions governing insurance, reciprocal indemnifications, performance requirements and, in certain instances, dayrate escalation terms and renewal options.

As of June 30, 2009, our 39 active new generation OSVs and two MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM (1)	29
Other U.S. coastlines	4

33

Foreign
Latin America	6
Middle East	2

8

Total Upstream Vessels	41

(1)	The Company is expected to mobilize four OSVs from the GoM to Latin America during the second half of 2009 under long-term contracts. One of these four OSVs is currently stacked and not included in the active Upstream fleet noted above.

Downstream Segment

Our Downstream fleet is comprised of a mix of nine double-hulled tank barges, ten single-hulled tank barges and 16 ocean-going tugs. Effective January 1, 2009 and June 17, 2009, two of our larger single-hulled barges, the Energy 11102 and the Energy 11101, reached their respective OPA 90 phase-out dates and as such were retired from active service. In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008, we have stacked eight single-hulled tank barges and four lower horsepower tugs on various dates since the first quarter of 2008. The unfavorable revenue impact of stacking barges and tugs was partially offset by the reduced operating expenses associated with the lower cost of maintaining stacked equipment. With the planned stacking of all remaining single-hulled vessels and associated tugs, our active Downstream fleet is expected to consist of nine double-hulled tank barges and nine ocean-going tugs by September 1, 2009. Weak demand for Downstream equipment during the first six months of 2009 has also impacted double-hulled tank barge utilization, particularly our black-oil equipment.

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

Carrying Value of Vessels. As of June 30, 2009, we completed an impairment assessment of our net book values for certain Upstream and all of our Downstream marine assets. Based on our analysis, which included recent vessel sales, quoted market prices to us from potential buyers, and past third-party appraisals for these marine assets, we recorded an asset impairment charge of approximately $25.8 million, or $0.60 per diluted share related to our single-hulled tank barges and six of our ocean-going tugs. We do not believe any impairment exists for any of our other Downstream or Upstream marine assets as of June 30, 2009.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates, effective utilization and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the information below are the results of operations for our MPSVs, conventional OSVs, two retired tank barges, our shore-base facility, and vessel management services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Offshore Supply Vessels:
Average number of new generation OSVs (1)	42.1	35.6	41.3	35.3
Average new generation OSV fleet capacity (deadweight)	103,162	82,682	100,015	81,793
Average new generation vessel capacity (deadweight)	2,452	2,320	2,420	2,316
Average new generation OSV utilization rate (2)	83.6%	96.6%	88.2%	94.4%
Effective new generation OSV utilization rate (3)	86.6%	96.6%	89.7%	94.4%
Average new generation OSV dayrate (4)	$21,330	$22,168	$22,233	$21,613
Effective dayrate (5)	$17,832	$21,414	$19,610	$20,403
Tugs and Tank Barges:
Consolidated:
Average number of tank barges (6)	19.8	21.0	19.9	20.6
Average fleet capacity (barrels) (6)	1,616,014	1,745,256	1,624,713	1,720,707
Average barge capacity (barrels)	81,430	83,107	81,550	83,272
Average utilization rate (2)	44.3%	61.3%	50.5%	73.2%
Effective utilization rate (3)	70.7%	72.1%	76.1%	79.2%
Average dayrate (7)	$17,784	$21,789	$18,295	$20,222
Effective dayrate (5)	$7,878	$13,357	$9,239	$14,803
Double-hulled tank barges:
Average utilization rate (2)	67.2%	93.6%	73.5%	92.4%
Average dayrate (7)	$19,810	$22,449	$20,132	$22,134
Effective dayrate (5)	$13,312	$21,012	$14,797	$20,452
Single-hulled tank barges:
Average utilization rate (2)	25.2%	37.0%	31.4%	59.4%
Effective utilization rate (3)	80.1%	50.2%	81.6%	68.4%
Average dayrate (7)	$13,302	$20,491	$14,745	$18,044
Effective dayrate (5)	$3,352	$7,582	$4,630	$10,718

(1)	We operated 44 new generation OSVs as of June 30, 2009. For the six months ended June 30, 2009, the average number of new generation OSVs above includes the HOS Mystique, HOS Lode Star, HOS Coral, HOS Black Powder and HOS Westwind, which are five newly constructed OSVs that were placed in service under our fourth OSV newbuild program in January 2009, February 2009, March 2009, June 2009 and June 2009, respectively. At June 30, 2009, five new generation OSVs were stacked.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(4)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(5)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(6)	We owned 21 tank barges as of June 30, 2009. Effective January 1, 2009, and June 17, 2009, the Energy 11102 and the Energy 11101 were excluded from the above table, because they reached their respective OPA 90 phase-out dates and were removed from active service.
(7)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

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

The following table provides the detailed components of EBITDA as we define that term for the three and six months ended June 30, 2009 and 2008, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of EBITDA:
Net income	$199	$25,247	$27,300	$47,876
Interest expense, net
Debt obligations	4,267	1,527	6,998	4,073
Interest income	(47)	(235)	(186)	(1,227)

Total interest, net	4,220	1,292	6,812	2,846

Income tax expense	610	14,276	16,088	27,065
Depreciation	36,174	8,290	46,319	15,752
Amortization	8,138	4,718	13,141	9,444

EBITDA	$49,341	$53,823	$109,660	$102,983

The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2009 and 2008, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
EBITDA Reconciliation to GAAP:
EBITDA	$49,341	$53,823	$109,660	$102,983
Cash paid for deferred drydocking charges	(7,680)	(5,342)	(12,633)	(9,410)
Cash paid for interest	(11,861)	(11,457)	(12,451)	(11,507)
Cash paid for taxes	(1,376)	(152)	(13,741)	(3,437)
Changes in working capital	5,263	1,100	19,923	16,467
Stock-based compensation expense	2,019	2,636	4,676	5,605
Changes in other, net	(577)	(1,609)	(687)	(1,542)

Net cash flows provided by operating activities	$35,129	$38,999	$94,747	$99,159

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and six months ended June 30, 2009 and 2008, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense	$2,019	$2,636	$4,676	$5,605
Interest income	47	235	186	1,227

Set forth below are the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating activities.

•	EBITDA does not reflect the future capital expenditure requirements that may be necessary to replace our existing vessels as a result of normal wear and tear,

•	EBITDA does not reflect the interest, future principal payments and other financing-related charges necessary to service the debt that we have incurred in acquiring and constructing our vessels,

•	EBITDA does not reflect the deferred income taxes that we will eventually have to pay, and

•	EBITDA does not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA as a non-GAAP financial measure by only using EBITDA to supplement our GAAP results.

Summarized financial information concerning our reportable segments for the three months ended June 30, 2009 and 2008, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	$ Change	% Change
Revenues:
Upstream
Domestic	$72,996	$58,261	$14,735	25.3%
Foreign (1)	10,703	20,713	(10,010)	(48.3)

	83,699	78,974	4,725	6.0

Downstream
Domestic	13,666	22,598	(8,937)	(39.5)
Foreign (1)	544	2,901	(2,357)	(81.2)

	14,210	25,499	(11,289)	(44.3)

Total	$97,909	$104,473	$(6,564)	(6.3)%

Operating expenses:
Upstream	$30,717	$28,394	$2,323	8.2%
Downstream	10,162	14,905	(4,743)	(31.8)

Total	$40,879	$43,299	$(2,420)	(5.6)%

Depreciation and amortization:
Upstream	$12,937	$8,211	$4,726	57.6%
Downstream	31,375	4,797	26,578	554.1

Total	$44,312	$13,008	$31,304	240.7%

General and administrative expenses:
Upstream	$6,666	$5,604	$1,062	19.0%
Downstream	1,010	3,810	(2,800)	(73.5)

Total	$7,676	$9,414	$(1,738)	(18.5)%

Gain (loss) on sale of assets:
Upstream	$—	$2,001	$(2,001)	(100.0)%
Downstream	(4)	—	(4)	100.0

Total	$(4)	$2,001	$(2,005)	>(100.0)%

Operating income (loss):
Upstream	$33,379	$38,766	$(5,387)	(13.9)%
Downstream	(28,341)	1,987	(30,328)	>(100.0)

Total	$5,038	$40,753	$(35,715)	(87.6)%

Interest expense	$4,267	$1,527	$2,740	179.4%

Interest income	$47	$235	$(188)	(80.0)%

Income tax expense	$610	$14,276	$(13,666)	(95.7)%

Net income	$199	$25,457	$(25,438)	(99.9)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues. Revenues for the three months ended June 30, 2009 decreased 6.3%, or $6.6 million, to $97.9 million compared to the same period in 2008 primarily due to a year-over-year decline in fleetwide effective dayrates for the Company’s Downstream segment. These lower dayrates were partially offset by the full and partial-period contribution of Upstream vessels that were added to our fleet since June 30, 2008. For the three months ended June 30, 2009, our weighted-average active fleet was approximately 70 vessels compared to 81 vessels for the same period in 2008.

Revenues from our Upstream segment increased $4.7 million, or 6.0%, to $83.7 million for the three months ended June 30, 2009 compared to $79.0 million for the same period in 2008. The vessels placed in service since the second quarter of 2008 under our ongoing newbuild and conversion programs accounted for a $26.9 million increase in Upstream revenues. These incremental revenues were partially offset by a $16.4 million decrease in revenue from lower effective dayrates for our new generation OSVs that were in service during each of the quarters ended June 30, 2009 and 2008 and a $5.8 million decrease in revenue for lower effective dayrates for our conventional OSVs that were in service during the quarter ended June 30, 2008, but which have either been stacked or sold on various dates since then. Our new generation OSV average dayrate was $21,330 for the second quarter of 2009 compared to $22,168 for the same period in 2008, a decrease of $838, or 3.8%. Our new generation OSV utilization was 83.6% for the second quarter of 2009 compared to 96.6% for the same period in 2008. Our new generation OSV dayrates were driven lower by decreased demand for our services resulting from decreased drilling and production activity in the markets in which we operate. Domestic revenues for our Upstream segment increased $14.7 million during the three months ended June 30, 2009 due to the full or partial-quarter contribution of ten additional vessels operating during the current year quarter, partially offset by five new generation OSVs and six conventional OSVs that were stacked for all or part of the three months ended June 30, 2009. Foreign revenues for our Upstream segment decreased $10.0 million mainly due to the mobilization of three new generation OSVs from Trinidad to the GoM in early April 2009.

Revenues from our Downstream segment decreased $11.3 million, or 44.3%, to $14.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in revenues was mainly driven by soft market conditions that resulted in the stacking of eight single-hulled tank barges on various dates since the second quarter of 2008 and, to a lesser extent, the OPA 90 retirement of two of our larger, single-hulled tank barges in December 2008 and June 2009. Our double-hulled tank barge average dayrate was $19,810 for the three months ended June 30, 2009, a decrease of $2,639 or 11.8%, from $22,449 for the same period in 2008. Our double-hulled tank barge utilization was 67.2% for the second quarter of 2009 compared to 93.6% for the second quarter of 2008. The decrease in double-hulled tank barge utilization was driven by reduced demand for petroleum products in the U.S., which we attribute to the depressed state of the economy. Our single-hulled tank barge average dayrate was $13,302 for the three months ended June 30, 2009, a decrease of $7,189, or 35.1%, from $20,491 for the same period in 2008. This decrease was primarily due to the soft demand for this type of equipment, which has been exacerbated by incremental newbuild double-hulled tank barge deliveries during the first half of 2009. Dayrates for the year-ago quarter included the favorable impact of one single-hulled vessel, which is currently stacked, performing non-traditional tank barge services to Upstream customers at premium dayrates. Our single-hulled tank barge utilization was 25.2% for the three months ended June 30, 2009 compared to 37.0% for the same period in 2008. The decrease in single-hulled tank barge utilization was primarily due to having eight stacked single-hulled barges throughout the second quarter of 2009. Our effective single-hulled tank barge utilization, which excludes the impact of stacked tank barges, was 80.1% for the second quarter of 2009. Foreign revenues for our Downstream segment decreased $2.4 million primarily due to fewer vessels operating in Puerto Rico during the three months ended June 30, 2009 compared to the same period in 2008.

Operating expenses. Operating expenses for the three months ended June 30, 2009 decreased by $2.4 million, or 5.6%, to $40.9 million. This decrease was primarily associated with removing 11 vessels from our active operating fleet since the second quarter of 2008. Daily vessel operating costs for the second quarter of 2009 were approximately 10% lower than the same period in 2008 for vessels that operated in both of our segments during 2009 and 2008. We expect this downward trend to continue through the remainder of 2009.

Operating expenses for our Upstream segment were $30.7 million, an increase of $2.3 million, or 8.2%, for the second quarter of 2009 compared to $28.4 million for the same period in 2008. Newly constructed vessels placed in service since the second quarter of 2008 accounted for an approximate $8.8 million increase in operating expenses during the second quarter of 2009. This increase was partially offset by approximately $6.5 million in operating expense decreases primarily resulting from the decrease in our active Upstream fleet due to the sale of four conventional OSVs and the stacking of five new generation OSVs and all six of our conventional OSVs since the prior-year quarter.

Operating expenses for our Downstream segment were $10.2 million, a decrease of $4.7 million, or 31.8%, for the three months ended June 30, 2009 compared to $14.9 million for the same period in 2008. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked or retired from service since the second quarter of 2008.

Depreciation and Amortization. Depreciation and amortization was $31.3 million higher for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 substantially due to the asset impairment charge for our Downstream vessels. As of June 30, 2009, we determined that vessels in our Downstream segment contained carrying values that exceeded their respective fair values. We recorded a loss on asset impairment of $25.8 million, or $0.60 per diluted share, related to ten of our single-hulled tank barges and six of our ocean-going tugs. See further discussion at Critical Accounting Policies. In addition, we incurred incremental depreciation related to seven OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since the second quarter of 2008. Our depreciation and amortization expense for the second quarter of 2009 also includes an approximate $0.9 million, or $0.02 per diluted share, charge to write-off the remaining goodwill associated with our Downstream segment. Excluding the Downstream asset and goodwill impairment charges, depreciation and amortization expense is expected to increase further when the remaining vessels to be delivered under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $7.7 million, or 7.8% of revenues, decreased by $1.7 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease is attributable to lower shore-side incentive compensation and, to a lesser extent, lower stock-based compensation expense during the second quarter of 2009 compared to the prior-year quarter. Notwithstanding our fleet growth, our general and administrative expenses are expected to decrease approximately 5% to 10% in 2009 over 2008 levels, but are expected to remain in the approximate range of 9% to 10% of revenues.

Operating Income (Loss). Operating income decreased by 87.6%, or $35.7 million, to $5.0 million during the three months ended June 30, 2009 compared to the same period in 2008 principally due to the impairment charges discussed above. Operating income as a percentage of revenues for our Upstream segment was 39.9% for the three months ended June 30, 2009 compared to 49.1% for the same period in 2008. The primary driver for this margin decrease relates to lower effective dayrates. We had an operating loss of $28.3 million in our Downstream segment for the second quarter of 2009, compared to operating income of $2.0 million for the second quarter of 2008. This decrease primarily relates to the impairment losses discussed above as well as lower dayrates and utilization due to soft market conditions for both our single-hulled and double-hulled tonnage during the second quarter of 2009. In addition, a gain on sale of assets of $2.0 million was recognized during the second quarter of 2008, due to the sale of the Cape Scott, a foreign flagged conventional OSV that contributed to the higher operating income in the second quarter of 2008.

Interest Expense. Interest expense increased $2.7 million during the three months ended June 30, 2009 compared to the same period in 2008. The increase in interest expense is primarily attributable to a $2.1 million decrease in capitalized interest and additional interest costs related to having a higher outstanding balance under our revolving credit facility. Our revolving credit facility weighted-average balance was $165.7 million for the three months ended June 30, 2009 compared to a $17.8 million weighted-average balance outstanding under such facility for the same period in 2008. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased by $0.2 million during the three months ended June 30, 2009 primarily due to a lower average cash balance during the quarter and lower yields earned on invested cash balances. Our weighted-average cash balance for the three months ended June 30, 2009 was $22.7 million compared to $34.0 million for the same period in 2008. The average interest rate earned on our invested cash balances during the three months ended June 30, 2009 was 0.9% compared to 2.4% for the same period in 2008.

Income Tax Expense. Our effective tax rate was 75.4% and 36.1% for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate increased due to the larger effect of our permanent book-tax differences on the relatively small pre-tax income for the second quarter of 2009. Excluding the impact of the Downstream impairment charges, our effective tax rate for the second quarter of 2009 would have been 36.9%. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income decreased by 99.9%, or $25.4 million, to $0.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to the decrease in operating income discussed above and a $2.9 million increase in net interest expense.

Summarized financial information concerning our reportable segments for the six months ended June 30, 2009 and 2008, respectively, is shown below in the following table (in thousands, except percentage changes):

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	$ Change	% Change
Revenues:
Upstream
Domestic	$144,060	$112,141	$31,919	28.5%
Foreign	30,215	34,285	(4,070)	(11.9)

	174,275	146,426	27,849	19.0

Downstream
Domestic	32,499	50,500	(18,001)	(35.6)
Foreign (1)	782	5,067	(4,285)	(84.6)

	33,281	55,567	(22,286)	(40.1)

Total	$207,556	$201,993	$5,563	2.8%

Operating expenses:
Upstream	$59,718	$54,173	$5,545	10.2%
Downstream	21,732	28,921	(7,189)	(24.9)

Total	$81,450	$83,094	$(1,644)	(2.0)%

Depreciation and amortization:
Upstream	$23,437	$15,449	$7,988	51.7%
Downstream	36,023	9,747	26,276	>100.0

Total	$59,460	$25,196	$34,264	>100.0%

General and administrative expenses:
Upstream	$13,589	$11,009	$2,580	23.4%
Downstream	2,849	6,983	(4,134)	(59.2)

Total	$16,438	$17,992	$(1,554)	(8.6)%

Gain on sale of assets:
Upstream	$—	$2,001	$(2,001)	(100.0)%
Downstream	241	—	241	100.0

Total	$241	$2,001	$(1,760)	(88.0)%

Operating income (loss):
Upstream	$77,531	$67,796	$9,735	14.4%
Downstream	(27,082)	9,916	(36,998)	>(100.0)

Total	$50,449	$77,712	$(27,263)	(35.1)%

Interest expense	$6,998	$4,073	$2,925	71.8%

Interest income	$186	$1,227	$(1,041)	(84.8)%

Income tax expense	$16,088	$27,065	$(10,977)	(40.6)%

Net income	$27,300	$47,876	$(20,576)	(43.0)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues. Revenues for the six months ended June 30, 2009 increased 2.8%, or $5.6 million, to $207.6 million compared to the same period in 2008 primarily due to the full and partial-period contribution of additional vessels that were added to our fleet since June 30, 2008. For the six months ended June 30, 2009, our weighted-average active fleet was approximately 72 vessels compared to 81 vessels for the same period in 2008.

Revenues from our Upstream segment increased $27.8 million, or 19.0%, to $174.3 million for the six months ended June 30, 2009 compared to $146.4 million for the same period in 2008. The vessels placed in service since the first half of 2008 under our ongoing newbuild and conversion programs accounted for a $46.6 million increase in Upstream revenues. This increase was partially offset by a $10.4 million decrease in revenue resulting from lower effective dayrates for our new generation OSVs that were in service during each of the six month periods ended June 30, 2009 and 2008 and a $8.4 million decrease in revenue mainly from lower effective dayrates for our conventional OSVs that were in service during the six months ended June 30, 2008, but which have either been stacked or sold on various dates since then. Our new generation OSV average dayrate was $22,233 for the first six months of 2009 compared to $21,613 for the same period in 2008, an increase of $620 or 2.9%. Our new generation OSV utilization was 88.2% for the first six months of 2009 compared to 94.4% for the same period in 2008. Our new generation OSV average dayrates were driven higher by spot rates earned internationally during the first quarter of 2009 and the dayrate contribution from recent newbuilds placed in service at long-term charter rates that exceeded our fleetwide average. Domestic revenues for our Upstream segment increased $31.9 million during the six months ended June 30, 2009 on the basis of our fleet growth. Foreign revenues for our Upstream segment decreased $4.1 million primarily due to the mobilization of three new generation OSVs from Latin America to the GoM in April 2009.

Revenues from our Downstream segment decreased $22.3 million, or 40.1%, to $33.3 million for the six months ended June 30, 2009 compared to the same period in 2008. The decrease in revenues was mainly driven by soft market conditions that resulted in the stacking of eight single-hulled tank barges on various dates since April 30, 2008. The decrease in revenues was partially offset by the full-period contribution from one newbuild double-hulled tank barge, the Energy 6508, which was placed in service in March 2008. Our double-hulled tank barge average dayrate was $20,132 for the six months ended June 30, 2009, a decrease of $2,002 or 9.0%, from $22,134 for the same period in 2008. Our double-hulled tank barge utilization was 73.5% for the first six months of 2009 compared to 92.4% for the first six months 2008. The decrease in double-hulled tank barge utilization was driven by reduced demand for petroleum products in the U.S., which we attribute to the depressed state of the economy. Our single-hulled tank barge average dayrate was $14,745 for the six months ended June 30, 2009, a decrease of $3,299, or 18.3%, from $18,044 for the same period in 2008. This decrease was primarily due to the soft demand for this type of equipment, which has been exacerbated by incremental newbuild double-hulled tank barge deliveries during the first half of 2009. In addition, dayrates for the year-ago period included the favorable impact of one singled-hulled vessel, which is currently stacked, performing non-traditional tank barge services to Upstream customers at premium dayrates. Our single-hulled tank barge utilization was 31.4% for the six months ended June 30, 2009 compared to 59.4% for the same period in 2008. The decrease in single-hulled tank barge utilization was primarily due to soft market conditions that resulted in the stacking of eight single-hulled barges on various dates since June 30, 2008. Our effective single-hulled tank barge utilization, which excludes the impact of stacked tank barges, was 81.6% for the first six months of 2009. Foreign revenues for our Downstream segment decreased $4.3 million primarily due to fewer vessels operating in Puerto Rico during the six months ended June 30, 2009 compared to the same period in 2008.

Operating expenses. Operating expenses for the six months ended June 30, 2009 decreased by $1.6 million, or 2.0%, to $81.5 million. This decrease reflects the reduced costs associated with removing nine vessels from our operating fleet since June 30, 2008, partially offset by the incremental costs generated from the vessels added to our operating fleet through newbuild deliveries since the year-ago period. Daily vessel operating costs for the first six months of 2009 decreased approximately 5% from the same period in 2008 for vessels that operated in both of our segments during 2009 and 2008. We expect this downward trend to continue through the remainder of 2009.

Operating expenses for our Upstream segment were $59.7 million, an increase of $5.5 million, or 10.2%, for the first six months of 2009 compared to $54.2 million for the same period in 2008. Newly constructed vessels placed in service since June 30, 2008 accounted for approximately $14.3 million of operating expense increase during the first six months of 2009. Excluding the impact of the recent newbuild deliveries, operating expense decreased approximately $8.8 million from the first six months of 2008 primarily due to the sale of four conventional OSVs and the stacking of five new generation OSVs and six conventional OSVs on various dates since June 30, 2008.

Operating expenses for our Downstream segment were $21.7 million, a decrease of $7.2 million, or 24.9%, for the six months ended June 30, 2009 compared to $28.9 million for the same period in 2008. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked or retired from service since June 30, 2008.

Depreciation and Amortization. Depreciation and amortization was $7.6 million higher for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 substantially due to the asset impairment charge for our Downstream vessels. As of June 30, 2009, we determined that vessels in our Downstream segment contained carrying values that exceeded their respective fair values. We recorded asset impairment of $25.8 million, or $0.60 per diluted share, related to the write-down of ten of our single-hulled tank barges and six of our ocean-going tugs to their respective fair values. See further discussion at Critical Accounting Policies. In addition, we incurred incremental depreciation related to eight OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since June 30, 2008. Our depreciation and amortization expense for the first six months of 2009 also included an approximate $0.9 million, or $0.02 per diluted share, charge to write-off the remaining goodwill associated with our Downstream segment. Excluding the Downstream asset and goodwill impairment charges, depreciation and amortization expense is expected to increase further when the remaining vessels to be delivered under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $16.4 million, or 7.9% of revenues, decreased by $1.6 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease is due to lower shore-side incentive compensation and stock-based compensation expense during the period ended June 30, 2009. Notwithstanding our fleet growth, our general and administrative expenses are expected to decrease approximately 5% to 10% in 2009 over 2008 levels, but are expected to remain in the approximate range of 9% to 10% of revenues.

Gain on Sale of Assets. During the first six months of 2009, we sold the Stapleton Service, an older, lower-horsepower tug, for net cash proceeds of $0.9 million and an aggregate gain of $0.2 million.

Operating Income (Loss). Operating income decreased by $27.3 million or 35.1%, to $50.4 million during the six months ended June 30, 2009 compared to the same period in 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 44.4% for the six months ended June 30, 2009 compared to 46.3% for the same period in 2008. The primary driver for this margin decrease relates to lower effective dayrates and lower utilization for our Upstream equipment during the first half of 2009 compared to the same period in 2008. We had an operating loss of $27.1 million in our Downstream segment for the first six months of 2009, compared to operating income of $9.9 million for the first six months of 2008. This decrease primarily relates to the $26.7 million impairment losses discussed above in addition to lower dayrates and utilization due to soft market conditions for both our single-hulled and double-hulled tonnage during the first six months of 2009.

Interest Expense. Interest expense increased $2.9 million during the six months ended June 30, 2009 compared to the same period in 2008. Our interest expense variance was comprised of higher interest costs related to having a higher outstanding balance under our revolving credit facility and a $1.7 million decrease in capitalized interest resulting from fewer vessels under construction in our ongoing newbuild and conversion programs. Our revolving credit facility weighted-average balance was $155.1 million for the six months ended June 30, 2009 compared to $9.1 million for the same period in 2008. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased $1.0 million to $0.2 million during the six months ended June 30, 2009 mainly due to lower invested cash balances. The decrease in invested cash balances was driven by cash paid for ongoing newbuild and conversion programs. Our weighted-average cash balance for the six months ended June 30, 2009 was $24.7 million compared to $78.4 million for the same period in 2008. The average interest rate earned on our invested cash balances during the six months ended June 30, 2009 was 1.0% compared to 3.7% for the same period in 2008.

Income Tax Expense. Our effective tax rate was 37.1% and 36.1% for the six months ended June 30, 2009 and 2008, respectively. Our effective rate increased due mainly to an a slightly larger effect of permanent book-tax differences on the lower pre-tax income. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state and foreign tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income decreased by $20.6 million, or 43.0%, to $27.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the decrease in operating income discussed above, as well as $1.9 million increase in net interest expense.

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

We have from time to time made, and will continue to make additional, draws on our revolving credit facility to satisfy scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our planned capital expenditures will be utilized to repay debt or finance the implementation of our growth strategy, which includes expanding our fleet through the construction of new vessels, conversion or retrofit of existing vessels or acquisition of additional vessels, including, but not limited to, OSVs, MPSVs, AHTS vessels, ocean-going tugs, tank barges, tankers and other specialty vessels, as needed to take advantage of the market demand for such vessels.

With the failures of several large banks in the latter-half of 2008, and resulting tight credit conditions, we have reviewed all of our debt agreements, as well as our liquidity position and projected future cash needs. Despite the recent volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such capital market volatility. We believe that our cash on-hand, projected operating cash flow and revolver capacity will be sufficient to operate the company, complete our remaining newbuild programs and meet our other commitments for the foreseeable future.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as further declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products, as well as any other reasons discussed in the Risk Factors described in our Annual Report on Form 10-K or under the “Forward Looking Statements” discussed in this Quarterly Report on Form 10-Q, may affect our financial condition or results of operations. None of our debt instruments mature any sooner than September 2011. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. It is possible that, due to events beyond our control, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of June 30, 2009, we had total cash and cash equivalents of $21.8 million. The remaining construction costs related to our MPSV program and our fourth OSV newbuild program, have been and will continue to be funded with cash on hand, projected cash flows from operations and borrowings available under our existing revolving credit facility. During the second quarter of 2009 and based on the timing of shipyard milestones, we borrowed $35.0 million under our $250.0 million revolving credit facility. With aggregate draws outstanding of $185.0 million under this facility and a posted letter of credit for $0.9 million, we had $64.1 million of credit immediately available under our revolving credit facility as of June 30, 2009. Subsequent to June 30, 2009, we have drawn an additional $15.0 million for major milestone payments under our ongoing construction and conversion programs. The total amount outstanding under our revolving credit facility was $200.0 million as of August 5, 2009. The extent and timing of further draws on our revolving credit facility and the available borrowing capacity under such facility are primarily dependent upon cash flows generated from operations, shipyard schedules, the achievement of construction milestones, and the potential sale of additional non-core assets. In addition, the extent and timing of such draws may be affected should we access additional debt or equity financings.

Our liquidity could be further impacted by the ultimate outcome of the Superior Offshore bankruptcy case as discussed further in Part II—Item 1 Legal Proceedings.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $94.7 million for the six months ended June 30, 2009 and $99.2 million for the six months ended June 30, 2008. Operating cash flows decreased from the prior-year period mainly due to a decline in effective dayrates and utilization for both our Upstream and Downstream segments, which was partially offset by the growth of our Upstream fleet. Cash flows from operations for the six months ended June 30, 2009 reflect full- and partial-period contributions from eight additional new generation OSVs and two MPSVs that were placed in service since the second quarter of 2008. Our cash flows from operations should continue to be favorably impacted in 2009 by the partial-year revenue contribution from additional vessels placed in service on various dates throughout 2009 under our MPSV program and our fourth OSV newbuild program.

Investing Activities. Net cash used in investing activities was $154.5 million for the six months ended June 30, 2009 and $295.6 for the six months ended June 30, 2008. Cash utilized during the first six months of 2009 primarily consisted of construction costs incurred for our ongoing newbuild and conversion programs, which were partially offset by approximately $0.9 million in net cash proceeds from the March 2009 sale of the Stapleton Service, an older, lower-horsepower tug. Cash utilized in the first six months of 2008 primarily consisted of acquisition costs for the HOS Achiever and the lease rights for property adjacent to HOS Port and construction costs incurred for newbuild construction and conversion programs. As of June 30, 2009, the estimated construction costs remaining to be incurred under our MPSV program and fourth OSV program were approximately $129.7 million, of which $95.5 million and $34.2 million is expected to be incurred during the remainder of 2009 and fiscal 2010, respectively.

Financing Activities. Net cash provided by financing activities of $61.2 million and $41.6 million for the six months ended June 30, 2009 and 2008, respectively, resulted from incremental borrowings under our revolving credit facility and net proceeds from common stock issued under employee benefit programs.

Contractual Obligations

Debt

As of June 30, 2009, we had total debt of $683.5 million, net of original issue discount of $51.5 million. Our debt is comprised of $299.6 million of our 6.125% senior notes due 2014, or senior notes, $198.9 million of our 1.625% convertible senior notes due 2026, or convertible senior notes, and $185.0 million in borrowings under our senior secured revolving credit facility due 2011. The effective interest rate on the senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The $250.0 million, in face amount, of convertible senior notes bear interest at an annual coupon of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus  1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing our revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the $250.0 million borrowing base of the revolving credit facility, based on the defined leverage ratio. As of June 30, 2009, the average interest rate on the drawn portion of our revolving credit facility was approximately 1.4%.

As of June 30, 2009, the Company had a balance outstanding of $185.0 million under the revolving credit facility, as well as $0.9 million posted in letters of credit, which resulted in $64.1 million of credit immediately available under such facility. Subsequent to June 30, 2009, we have drawn an additional $15.0 million under the revolving credit facility, which primarily funded construction milestone and other payments required under the Company’s ongoing vessel newbuild and conversion programs.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the three and six months ended June 30, 2009 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$18.7	$52.1	$437.7	$475.0	4Q2008-4Q2009
OSV newbuild program #4 (3)	45.7	86.2	357.6	450.0	2Q2008-3Q2010

Total:	$64.4	$138.3	$795.3	$925.0

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

(2)	Our MPSV program includes the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two T-22 class DP-3 new generation MPSVs at foreign shipyards. The first converted DP-2 MPSV, the HOS Centerline, was placed in service during March 2009. The second converted DP-2 MPSV, the HOS Strongline, is expected to be placed in service in the fourth quarter of 2009. We took delivery of the first newbuild DP-3 MPSV, the HOS Achiever, and promptly mobilized the vessel to the GoM, where it was placed in service on October 1, 2008. The second newbuild DP-3 MPSV, the HOS Iron Horse, is expected to be placed in service during the fourth quarter of 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $475.0 million.
(3)	Our fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008 and five vessels during the first six months of 2009. The seven remaining vessels are expected to be placed in service on various dates over the next 15 months, as follows: three vessels during the remainder of 2009 and four vessels in 2010. We placed in service our third and fourth 250 EDF class OSVs, the HOS Black Powder and HOS Westwind, in late June 2009. Based on the current schedule of projected vessel in-service dates, we expect to own and operate 47 and 51 new generation OSVs as of December 31, 2009 and 2010, respectively. These projections result in an average new generation OSV fleet complement of 43.2 and 49.8 vessels for the fiscal years 2009 and 2010, respectively. Inclusive of the specific vessel deliveries discussed above, the aggregate cost of our fourth OSV newbuild program is expected to be approximately $450.0 million.

The following table summarizes the actual and forecasted maintenance capital expenditures for the periods presented below, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2009
	2009	2008	2009	2008
Maintenance Capital Expenditures:	Actual	Actual	Actual	Actual	Forecast
Deferred drydocking charges	$7.7	$5.3	$12.7	$9.4	$18.0
Other vessel capital improvements (1)	0.7	6.0	2.5	14.0	2.9
Miscellaneous non-vessel additions	0.2	0.3	3.0	22.5	5.0

Total:	$8.6	$11.6	$18.2	$45.9	$25.9

(1)	Deferred drydocking charges for the full-year 2009 include the projected recertification costs for 13 new generation OSVs, one conventional OSV, and two tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements or to meet customer specifications. Such improvements are typically incurred during a planned drydocking event.
(3)	Non-vessel capital expenditures are primarily related to information technology initiatives and improvements to our shore-base port facility.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which we discuss factors that we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of our assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. We give no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include: our inability to successfully or timely complete its various vessel construction and conversion programs, especially our MPSV program, which involves the construction and integration of highly complex vessels and systems; changes in our vessel construction and conversion budgets; less than anticipated success in marketing and operating our MPSVs, which are a class of vessels that we do not have a long history of owning or operating; the inability of our MPSVs to perform services for which they were designed; further weakening of demand for our services; inability to effectively curtail operating expenses from stacked vessels; the potential for valuation impairment charges; the inability to sell or otherwise dispose of non-core assets on acceptable terms; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; an adverse ruling in the Superior Achiever adversary proceeding; industry risks; further reductions in capital spending budgets by customers; further decline in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks, including those that are the result of proposed changes to policies and laws currently being considered in the United States; weather-related risks; the risk of pandemics such as swine flu; the inability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations. In addition, our future results may be impacted by continued volatility or further deterioration in the capital markets and the worldwide economic downturn; inflation, deflation, or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under our credit agreement. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts us, or should our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our market risks during the six months ended June 30, 2009. For additional information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

In April 2008, Superior Offshore International, Inc., or Superior Offshore, announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore was the charterer of the HOS Achiever, a vessel that the Company acquired from Superior Offshore in January 2008, for the period October 1, 2008 through October 1, 2013, and cancellable by Superior Offshore as of March 29, 2009. In early January 2009, Superior Offshore obtained an order from the Bankruptcy Court approving the rejection of the HOS Achiever charter pursuant to the provisions of section 365 of the Bankruptcy Code. The rejection of the HOS Achiever charter constituted a breach of the charter. The Company filed a proof of claim in the Superior Offshore bankruptcy case for payment of rejection damages associated with the breach of the charter. In late January 2009, Superior Offshore obtained confirmation of its Chapter 11 Plan of Reorganization. The Company believes that it has mitigated its risk of loss under the HOS Achiever time charter through funds received under a letter of credit provided to the Company in advance by Superior Offshore. In addition, as permitted by the time charter with Superior Offshore, the HOS Achiever was actively marketed and time chartered to other domestic and international customers on various dates during the six-month Superior Offshore time charter period. Time charter billings from October 1, 2008 through March 29, 2009 for the HOS Achiever to companies other than Superior Offshore were offset against amounts collectible from Superior Offshore. During the first half of 2009, the Company recognized approximately $3.0 million ($1.9 million after-tax, or $0.07 per diluted share) of revenue related to the Superior Offshore time charter. These revenues are net of any credits issued to Superior Offshore related to the HOS Achiever being chartered to other customers. As of June 30, 2009, the Company has recorded other receivables of approximately $9.1 million, which primarily represent amounts billed to Superior Offshore for the HOS Achiever time charter, a conventional OSV time charter and shore-base services at HOS Port. These receivable balances are net of $8.0 million in proceeds collected under a letter of credit from Superior Offshore. In late May 2009, Superior Offshore commenced an adversary proceeding against the Company in the Bankruptcy Court to set aside the HOS Achiever charter and objecting to its amended proof of claim. In the adversary proceeding, the Liquidating Plan Agent of Superior Offshore has asserted that (i) the Company’s draw-down on the letter of credit was not permitted by law, (ii) such funds must be returned to the bankruptcy estate and (iii) the Company is liable for punitive damages. The Company has filed an Answer, Affirmative Defenses and Counterclaims vigorously contesting the claims in the adversary proceeding. Due to unfavorable decisions by the Bankruptcy Court that could occur, all of which are beyond the Company’s control, there can be no absolute assurance that all amounts currently recorded as receivables due from Superior Offshore will ultimately be collected.

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

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

Election of Class II Directors

On May 26, 2009, we held our 2009 Annual Meeting of Stockholders in Covington, Louisiana. At that meeting, Larry D. Hornbeck, Steven W. Krablin and David A. Trice were re-elected to serve on our Board of Directors as Class II directors until our 2012 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified or until their earlier resignation or removal. As to each of the foregoing directors, the number of shares cast for or against their re-election, as well as the number of abstentions and broker non-votes, was as follows:

Name	For	Abstentions/Broker Non-votes
Larry D. Hornbeck	20,406,961	2,996,043
Steven W. Krablin	14,794,382	8,608,622
David A. Trice	12,615,566	10,787,438

The other directors continuing in office after the meeting were Todd M. Hornbeck, Patricia B. Melcher, Bruce W. Hunt and Bernie W. Stewart.

Ratify Appointment of Auditors

At the 2009 Annual Meeting of Stockholders, our stockholders ratified the appointment of Ernst & Young LLP to act as the independent registered public accountants and auditors of our consolidated financial statements for the 2009 fiscal year. The number of shares cast for or against this matter, as well as the number of abstentions and broker non-votes, was as follows:

For	Against	Abstentions/Broker Non-votes
22,846,058	545,301	11,644

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

*10.1†	—	Form of Amended and Restated Indemnification Agreement.

*10.2†	—	Change in Control Agreement dated effective August 4, 2009 by and between Kimberly S. Patterson and the Company.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 6, 2009	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer