Form 10-Q
period 2009-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2009-11-09
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The total number of shares of common stock, par value $.01 per share, outstanding as of September 30, 2009 was 26,116,144.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

i

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,891	$20,216
Accounts receivable, net of allowance for doubtful accounts of $1,303 and $2,135, respectively	63,197	87,942
Other receivables, net	9,038	13,865
Other current assets	13,509	12,203

Total current assets	147,635	134,226

Property, plant and equipment, net	1,563,202	1,405,340
Deferred charges, net	39,050	37,972
Other assets	16,245	18,205

Total assets	$1,766,132	$1,595,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,051	$16,693
Accrued interest	10,202	2,110
Accrued payroll and benefits	7,594	10,078
Deferred revenue	6,374	21,720
Current taxes payable	1,242	13,990
Other accrued liabilities	6,717	3,566

Total current liabilities	41,180	68,157

Revolving credit facility	—	125,000
Long-term debt, net of original issue discount of $56,087 and $56,481, respectively	743,913	493,519
Deferred tax liabilities, net	194,120	169,987
Other liabilities	2,285	2,180

Total liabilities	981,498	858,843

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,116 and 25,920 shares issued and outstanding, respectively	261	259
Additional paid-in-capital	404,242	397,593
Retained earnings	379,892	338,818
Accumulated other comprehensive income	239	230

Total stockholders’ equity	784,634	736,900

Total liabilities and stockholders’ equity	$1,766,132	$1,595,743

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	$90,086	$109,060	$297,642	$311,053
Costs and expenses:
Operating expenses	39,741	41,270	121,191	124,363
Depreciation	11,091	8,463	57,410	24,215
Amortization	5,423	4,379	18,564	13,825
General and administrative expenses	6,864	8,726	23,302	26,718

	63,119	62,838	220,467	189,121

Gain on sale of assets	105	6,401	346	8,402

Operating income	27,072	52,623	77,521	130,334
Other income (expense):
Interest income	179	142	365	1,370
Interest expense	(5,586)	(1,393)	(12,584)	(5,466)
Other income (expense), net	(14)	67	(263)	141

	(5,421)	(1,184)	(12,482)	(3,955)

Income before income taxes	21,651	51,439	65,039	126,379
Income tax expense	(7,877)	(18,157)	(23,965)	(45,222)

Net income	$13,774	$33,282	$41,074	$81,157

Basic earnings per common share	$0.53	$1.29	$1.58	$3.14

Diluted earnings per common share	$0.51	$1.23	$1.52	$3.00

Weighted average basic shares outstanding	26,100	25,867	26,013	25,825

Weighted average diluted shares outstanding	27,036	27,089	26,955	27,062

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,074	$81,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,410	24,215
Amortization	18,564	13,825
Stock-based compensation expense	6,584	8,433
Provision for bad debts	(832)	149
Deferred tax expense	17,883	31,204
Amortization of deferred financing costs	9,256	8,611
Gain on sale of assets	(346)	(8,402)
Equity in (income) loss from investment	267	(168)
Changes in operating assets and liabilities:
Accounts receivable	24,340	(14,538)
Other receivables and current assets	4,349	2,014
Deferred drydocking charges	(15,039)	(14,821)
Accounts payable	(9,809)	2,453
Accrued liabilities and other liabilities	(19,180)	10,816
Accrued interest	8,092	5,683

Net cash provided by operating activities	142,613	150,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(96,498)	(241,866)
Costs incurred for OSV newbuild program #4	(117,398)	(138,147)
Costs incurred for TTB newbuild program #2	—	(9,261)
Acquisition of shore-base port facility	—	(11,541)
Net proceeds from sale of assets	7,047	17,812
Vessel capital expenditures	(4,444)	(19,622)
Non-vessel capital expenditures	(3,509)	(11,878)

Net cash used in investing activities	(214,802)	(414,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	75,000	110,000
Repayment of borrowings under revolving credit facility	(200,000)	—
Net proceeds from issuance of senior notes	242,808	—
Deferred financing costs	(5,537)	—
Net cash proceeds from other shares issued	1,585	1,638

Net cash provided by financing activities	113,856	111,638

Effects of exchange rate changes on cash	8	17

Net increase (decrease) in cash and cash equivalents	41,675	(152,217)
Cash and cash equivalents at beginning of period	20,216	173,552

Cash and cash equivalents at end of period	$61,891	$21,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$12,914	$12,424

Cash paid for income taxes	$15,520	$4,096

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2008, as supplemented by the Company’s Current Report on Form 8-K filed August 11, 2009 to reflect certain retrospective adjustments relating to the adoption of new rules impacting the accounting for the Company’s convertible senior notes. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts reported in prior periods have been reclassified or adjusted to conform to the 2009 presentation as further discussed below in Recent Accounting Pronouncements. We have evaluated all subsequent events through November 9, 2009, the date the financial statements were issued and have considered any such events for disclosure.

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Accounting Pronouncements

Convertible Debt. Effective January 1, 2009, the Company retroactively applied new accounting rules set forth by the Financial Accounting Standards Board regarding the Company’s 1.625% convertible senior notes due 2026, or convertible senior notes. The new requirements state that the liability and equity components of a convertible debt instrument that may be settled in cash upon conversion be accounted for separately so that an entity’s accounting reflects additional non-cash original issue discount, or OID, interest expense to match the non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company applied a non-convertible debt borrowing rate of 7.125% upon adoption of these new rules based on quoted market prices for its 6.125% senior notes due 2014 on the date the convertible senior notes were issued. The impact of this requirement has resulted in a material increase to the Company’s non-cash OID interest expense for financial statements covering the periods ended December 31, 2006 through December 31, 2013. The additional interest costs are being amortized over the period ending November 15, 2013, which is the date that the convertible senior notes are first putable by the convertible note holders.

For the quarter ended September 30, 2009, the impact of incremental non-cash OID interest expense related to this new accounting treatment on the Company’s income before taxes, net income and diluted earnings per share was $1.2 million, $0.8 million and $0.03, respectively. For

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the nine months ended September 30, 2009, the impact of incremental non-cash OID interest expense related to this requirement on the Company’s income before taxes, net income and diluted earnings per share was $3.0 million, $1.9 million and $0.07, respectively. The table below reflects the impact of the Company’s retrospective application of the new accounting rules to the financial captions on the Company’s balance sheet as of December 31, 2008 and consolidated income statement and statement of cash flows for the three and nine month periods ended September 30, 2008. (in thousands, except per share data):

	December 31, 2008 As Reported	Adjustment	December 31, 2008 As Adjusted
Balance Sheet:
Assets:
Property, plant and equipment, net	$1,394,643	$10,697	$1,405,340
Total assets	1,585,046	10,697	1,595,743
Liabilities:
Long-term debt	$549,602	$(56,083)	$493,519
Deferred tax liabilities	145,729	24,258	169,987
Total liabilities	890,668	(31,825)	858,843
Equity:
Additional paid-in-capital	$349,427	$48,166	$397,593
Retained earnings	344,462	(5,644)	338,818
Total equity	694,378	42,522	736,900

	Three Months Ended September 30, 2008 As Reported	Adjustment	Three Months Ended September 30, 2008 As Adjusted
Income Statement:
Interest expense, net (1)	$1,062	$331	$1,393
Income before income tax	51,770	(331)	51,439
Income tax expense	18,275	(118)	18,157
Net Income	33,495	(213)	33,282
Diluted earnings per share	1.24	(0.01)	1.23

	Nine Months Ended September 30, 2008 As Reported	Adjustment	Nine Months Ended September 30, 2008 As Adjusted
Income Statement:
Interest expense, net (1)	$4,105	$1,361	$5,466
Income before income tax	127,740	(1,361)	126,379
Income tax expense	45,708	(486)	45,222
Net Income	82,032	(875)	81,157
Diluted earnings per share	3.03	(0.03)	3.00

Statement of Cash Flows:
Net cash provided by operating activities	$145,014	$5,617	$150,631
Net cash used in investing activities	(408,886)	(5,617)	(414,503)

(1)	Interest expense, net excludes interest that was capitalized as part of ongoing newbuild construction or conversion programs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$13,774	$33,282	$41,074	$81,157

Weighted average number of shares of common stock outstanding	26,100	25,867	26,013	25,825
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	936	1,222	942	1,237

Adjusted weighted average number of shares of common stock outstanding	27,036	27,089	26,955	27,062

Earnings per common share:
Basic	$0.53	$1.29	$1.58	$3.14

Diluted	$0.51	$1.23	$1.52	$3.00

(1)	Stock options representing rights to acquire 199 shares of common stock for the three months ended September 30, 2009 and 419 shares of common stock for the nine months ended September 30, 2009, were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.
(2)	As of September 30, 2009 and 2008, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 4 for further information regarding certain of the Company’s restricted stock awards.

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	September 30, 2009	December 31, 2008
Revolving credit facility due 2011	$—	$125,000
6.125% senior notes due 2014, net of original issue discount of $356 and $398	299,644	299,602
8.000% senior notes due 2017, net of original issue discount of $7,140	242,860	—
1.625% convertible senior notes due 2026, net of original issue discount of $48,591 and $56,083 (1)	201,409	193,917

	743,913	618,519
Less current maturities	—	—

	$743,913	$618,519

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 17, 2009, the Company closed on a private placement of $250.0 million of 8.000% senior notes, or new senior notes. The net proceeds to the Company from the offering were approximately $237.3 million, net of original issue discount and estimated transaction costs. The Company used $200.0 million of proceeds to repay debt under its revolving credit facility, which may be reborrowed. The remaining proceeds are available for general corporate purposes, which may include partial funding of the construction of new offshore supply vessels, or OSVs, and multi-purpose supply vessels, or MPSVs, under existing newbuild programs.

The 6.125% senior notes due 2014 have semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The convertible senior notes have semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. The new senior notes mature on September 1, 2017 and require semi-annual interest payments at an annual rate of 8.000%, or $10.0 million semi-annually, on March 1 and September 1 of each year until maturity, beginning on March 1, 2010. The effective interest rate on the new senior notes is 8.63% and no principal payments are due until maturity.

The new senior notes are unsecured senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Company’s 6.125% senior notes due 2014, convertible senior notes and future borrowings under its revolving credit facility, and senior in right of payment to any subordinated indebtedness incurred by the Company in the future. The Company’s new senior notes are guaranteed by certain of its subsidiaries. The guarantees are full and unconditional, joint and several and any subsidiaries that are not guarantors are minor as defined in the Securities and Exchange Commission regulations. The Company may, at its option, redeem all or part of the new senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company. The new senior notes will be exchanged for new senior notes with substantially similar terms, except that the issuance of the new senior notes issued in the exchange offer will be registered under the Securities Act of 1933, or Securities Act. Both series of new senior notes are issued under and are entitled to the benefits of the same indenture.

As of September 30, 2009, the Company had the option under its revolving credit facility of borrowing at a variable rate of interest equal to either (i) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, or (ii) the greater of the prime rate announced by Wells Fargo Bank, N.A. in San Francisco, or the Prime Rate, or the Federal Funds Effective Rate plus  1/2 of 1%, plus in each case an applicable margin. The applicable margin for each base rate was determined by a pricing grid, which was based on the Company’s leverage ratio, as defined in the credit agreement governing its revolving credit facility. Unused commitment fees were payable quarterly at the annual rate of 17.5 to 30.0 basis points of the unused portion of the $250.0 million borrowing base of the revolving credit facility, based on the defined leverage ratio. As of September 30, 2009, there were no amounts drawn under

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s revolving credit facility and $0.9 million posted in letters of credit, which resulted in $249.1 million of credit immediately available under such facility. Subsequent to September 30, 2009, the Company has not made any additional drawings under the revolving credit facility. As of September 30, 2009, we are in compliance with all financial covenants required by our revolving credit facility.

On November 4, 2009, the Company amended and extended its revolving credit facility, which will maintain its $250.0 million borrowing base but now includes an accordion feature that allows for the expansion of the facility up to an aggregate of $350.0 million. The amended facility, among other changes, also extends the maturity from September 2011 to March 2013. With the amended facility, the Company has the option of borrowing at a variable rate of interest equal to either (i) LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus  1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a new pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the amended facility. The Company also swapped the vessels pledged as collateral under the amended revolving credit facility so as to reduce the total number of such vessels to 19 new generation OSVs. None of the Company’s Downstream vessels are now pledged under the facility.

The Company estimates the fair value of its 6.125% senior notes due 2014, its 8.000% senior notes due 2017 and its 1.625% convertible senior notes due 2026 by using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $800.0 million, $743.9 million and $746.1 million, respectively, as of September 30, 2009.

Hornbeck Offshore Services, Inc., as the parent company issuer of the 6.125% senior notes due 2014 and the 8.000% senior notes due 2017, has no independent assets or operations. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by two subsidiaries to the parent.

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amounts of $6.2 million for the third quarter of 2009, $8.1 million for the third quarter of 2008, $17.7 million for the first nine months of 2009 and $21.3 million for the first nine months of 2008.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Incentive Compensation

Stock-Based Incentive Compensation Plan

The Company has a stock-based incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant stock options, restricted stock awards, restricted stock unit awards and stock appreciation rights to employees and directors. These elements of stock-based compensation, whether individually or collectively, are referred to herein as restricted stock.

During the nine months ended September 30, 2009, the Company granted time-based and performance-based restricted stock. Time-based restricted stock was granted to directors and a combination of time-based and performance-based restricted stock was granted to executive officers and certain shore-side employees of the Company. The shares to be received under the performance-based restricted stock are calculated based on the Company’s achievement of any one of four pre-determined performance criteria over a three-year period as defined by the restricted stock agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the performance goals attained by the Company.

Compensation expense related to restricted stock is recognized over the period the restrictions lapse, from one to four years. The fair value of the Company’s performance-based restricted stock, which is determined using a Monte Carlo simulation, is applied to the total shares that are expected to fully vest and is amortized over the vesting period based on the Company’s internal performance measured against pre-determined criteria or relative performance compared to peers, as applicable. The compensation expense related to time-based restricted stock, which is amortized over a vesting period from one to four years, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest.

In addition to the restricted stock granted in 2009, the Company granted performance-based and time-based restricted stock in 2006, 2007 and 2008. The performance-based restricted stock grants issued in 2006 were eligible for vesting in February 2009, but the Company did not meet the vesting criteria and such restricted stock was cancelled. The related stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income before taxes	$1,908	$2,828	$6,584	$8,433

Net income	$1,214	$1,830	$4,158	$5,415

Earnings per common share:
Basic	$0.05	$0.07	$0.16	$0.21

Diluted	$0.04	$0.07	$0.15	$0.20

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company capitalized stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects in the approximate amounts of $0.2 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

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

6. Other Receivables

As of September 30, 2009, Other Receivables is comprised primarily of amounts billed to Superior Offshore International, Inc., or Superior Offshore, for the HOS Achiever time charter, a conventional OSV time charter and shore-base services at HOS Port. These receivable balances are net of $8.0 million in proceeds collected under a letter of credit from Superior Offshore. See discussion in Legal Proceedings for additional information concerning on-going litigation with Superior Offshore.

7. Asset and Goodwill Impairment Assessment

The continued low demand in the Company’s Downstream segment resulted in a reported operating loss during the quarter ended June 30, 2009. With no material change in Downstream contract coverage since March 31, 2009 and none that was expected in the near term, the Company determined that an impairment assessment for the Downstream segment was necessary as of June 30, 2009. The impairment assessment compared the net book values of the Company’s Downstream marine assets, as well as Downstream segment

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill that was booked upon the Company’s formation in June 1997, to their respective fair values. Based on its analysis during the second quarter of 2009, which included recent vessel sales, quoted market prices and past third-party appraisals, the Company recorded a non-cash asset impairment charge of $25.8 million, or $0.60 per diluted share, related to ten single-hulled tank barges and six ocean-going tugs. This impairment charge is reflected in depreciation expense for the nine-month period ended September 30, 2009. The Company’s amortization expense for such periods includes a $0.9 million, or $0.02 per diluted share, non-cash charge for the write-off of remaining goodwill associated with its Downstream segment.

Based on recent comparable vessel sales in the second half of 2009 and third party appraisals obtained in connection with the Company’s amended and extended revolving credit facility in November 2009, the Company believes that no further impairment for its stacked vessels was required as of September 30, 2009.

8. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs and MPSVs in the U.S. Gulf of Mexico, or GoM, and other select domestic and international markets and operates a shore-base facility in Port Fourchon, Louisiana through its Upstream segment. The Upstream segment principally supports complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provides support for oilfield and non-oilfield specialty services, including military applications. The Downstream segment primarily operates ocean-going tugs and tank barges in the northeastern United States and GoM. The Downstream segment provides coastwise transportation of refined and bunker grade petroleum products as well as non-traditional downstream services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and nine months ended September 30, 2009 and 2008, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Upstream
Domestic	$62,191	$68,313	$206,251	$180,454
Foreign (1)	11,519	19,702	41,734	53,987

	73,710	88,015	247,985	234,441

Downstream
Domestic	15,917	17,734	48,416	68,234
Foreign (1)(2)	459	3,311	1,241	8,378

	16,376	21,045	49,657	76,612

Total	$90,086	$109,060	$297,642	$311,053

Operating expenses:
Upstream	$31,133	$28,579	$90,850	$82,752
Downstream	8,608	12,691	30,341	41,611

Total	$39,741	$41,270	$121,191	$124,363

Depreciation:
Upstream	$8,955	$5,466	$24,987	$15,527
Downstream	2,136	2,997	32,423	8,688

Total	$11,091	$8,463	$57,410	$24,215

Amortization:
Upstream	$4,183	$2,629	$11,588	$8,018
Downstream	1,240	1,750	6,976	5,807

Total	$5,423	$4,379	$18,564	$13,825

General and administrative expenses:
Upstream	$5,710	$6,403	$19,299	$17,412
Downstream	1,154	2,323	4,003	9,306

Total	$6,864	$8,726	$23,302	$26,718

Gain (loss) on sale of assets:
Upstream	$111	$6,401	$111	$8,402
Downstream	(6)	—	235	—

Total	$105	$6,401	$346	$8,402

Operating income (loss):
Upstream	$23,840	$51,339	$101,372	$119,134
Downstream	3,232	1,284	(23,851)	11,200

Total	$27,072	$52,623	$77,521	$130,334

Capital expenditures:
Upstream	$65,884	$131,633	$220,190	$419,665
Downstream	84	1,667	533	10,700
Corporate	479	312	1,126	1,950

Total	$66,447	$133,612	$221,849	$432,315

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2009	As of December 31, 2008
Identifiable assets:
Upstream	$1,527,369	$1,319,392
Downstream	212,526	254,574
Corporate	26,237	21,777

Total	$1,766,132	$1,595,743

Long-lived assets:
Upstream
Domestic	$1,257,380	$1,042,540
Foreign (1)	102,732	126,709

	1,360,112	1,169,249

Downstream
Domestic	$195,417	223,669
Foreign (1)(2)	—	4,431

	195,417	228,100

Corporate	7,673	7,991

Total	$1,563,202	$1,405,340

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of September 30, 2009 and December 31, 2008, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by the Company’s Current Report on Form 8-K filed August 11, 2009 to reflect certain retrospective adjustments relating to the adoption of new rules impacting the accounting for our convertible senior notes. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

References in this Quarterly Report on Form 10-Q to “OSVs” mean offshore supply vessels; to “TTB” mean ocean-going tugs and tank barges; to “MPSVs” mean multi-purpose support vessels; to “AHTS” mean anchor-handling towing supply; to “ROVs” mean remotely operated vehicles; to “DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading; to “flotel” mean accommodations services, such as lodging, meals and office space; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth; to “ultra-deepwater” mean offshore areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels; and to “conventional,” when referring to OSVs, mean vessels that are at least 20 years old, are generally less than 200’ in length or carry less than 1,500 dead weight tons of cargo when originally built and primarily operate on the Continental Shelf.

General

Outlook

The continued weakness in the overall economy and depressed commodity prices, especially natural gas prices, has resulted in less exploration, development and production spending by our customers. Consequently, we are experiencing weakened demand for our services, which is having a corresponding negative impact on our dayrates and utilization. The ultimate extent of such weakened demand and how long it may last is not known. In addition, a lack of liquidity in the general credit markets may also impact the viability of projects contemplated by our customers. Finally, the construction of deepwater drilling rigs, which are a demand driver for our Upstream segment, may be cancelled or delayed in the current climate. The weakness in demand for our services has manifested itself at a time when we are completing the construction of new OSVs and MPSVs. While, as is discussed below, several of our OSVs have been or will be delivered to customers under existing contracts, that is not the case for our MPSVs, which have been or will be delivered into the spot market. While we believe that the long-term market for these vessels will likely strengthen, we anticipate short-term weakness affecting our MPSVs, which may last for several quarters.

Upstream Segment

Our average new generation OSV dayrates for the third quarter of 2009 were approximately $21,000 and our average OSV utilization was in the low-70% range. The significant drop in the price of oil and natural gas since its peak in 2008 has increasingly affected our new generation OSV effective dayrates during the first nine months of 2009. OSV market conditions in the U.S. Gulf of Mexico, or GoM, have continued to deteriorate, particularly for our 200 class vessels. This vessel class has experienced a quarterly average dayrate decrease of over $3,400 from the first quarter of 2009 and spot dayrate decreases of $10,000, or roughly half of the spot dayrates experienced in late 2008. The extended soft OSV market conditions in the GoM have now begun to affect demand for our larger 240 class and 265 class OSVs. Average dayrates for these larger OSV classes have decreased sequentially by roughly $2,000 and dropped approximately $4,000 compared to the first quarter of 2009. Effective, or utilization-adjusted, dayrates for our 240 and 265 class vessels were down approximately $1,700 sequentially and down roughly $6,700 from the first quarter of 2009. The OSV demand outlook in the GoM is not expected to change in the near term based on various market indicators such as rig counts and oil and gas industry capital spending budgets for the remainder of 2009. In recognition of the current and forecasted soft demand for such vessels, we elected to stack eight 200 class new generation OSVs on various dates since May 2009. During the third quarter of 2009, we sold three of our conventional OSVs. Our three remaining conventional OSVs are still stacked. These older vessels were acquired in August 2007 and are considered non-core assets.

While we have had some measure of success with our newly delivered MPSVs, these vessels have also been impacted by the trough market conditions in the GoM. Fleetwide MPSV effective dayrates have trended about 25% lower than what we originally projected for 2009. The HOS Centerline, which was delivered in early 2009, recently received final regulatory approvals to operate under subchapters “L”, “I”, “D”, and “O”. We have taken advantage of general softness in the market to make some final modifications needed to comply with the subchapter “D” and “O” requirements. In connection with these requirements, the HOS Centerline experienced about 10 days of out-of-service time during the third quarter and we expect an additional 40 days out of service during the fourth quarter to complete final documentation activities. We believe that this vessel is now, not only the largest supply vessel in the world, but also the only vessel to be authorized to work under each of these four subchapters. We expect that the HOS Strongline, the sister vessel to the HOS Centerline, will also receive these four regulatory notations. As of September 30, 2009, our 37 active new generation OSVs and two MPSVs were operating in domestic and international areas as noted in the following table:

Upstream Operating Areas
Domestic
GoM (1)	26
Other U.S. coastlines	5

31

Foreign
Latin America	6
Middle East	2

8

Total Upstream Vessels	39

(1)	The Company is expected to mobilize four OSVs from the GoM to Latin America under long-term contracts, as follows: two vessels during the fourth quarter of 2009 and two vessels during the first half of 2010. One of these four OSVs is currently stacked and not included in the active Upstream fleet noted above.

Downstream Segment

As of September 30, 2009, our Downstream fleet was comprised of a mix of nine double-hulled tank barges, ten single-hulled tank barges and 16 ocean-going tugs. In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008, we stacked all of our single-hulled tank barges and six lower horsepower tugs on various dates since the first quarter of 2008. Five of our stacked single-hulled barges have subsequently been sold during October 2009. The unfavorable revenue impact of stacking barges and tugs was partially offset by the reduced operating expenses associated with the lower cost of maintaining stacked equipment. Weak demand for Downstream equipment during the first nine months of 2009 has also impacted double-hulled tank barge utilization, particularly for our black-oil equipment. We anticipate these weak market conditions will continue throughout 2010.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by the Company’s Current Report on Form 8-K filed August 11, 2009 to reflect certain retrospective adjustments relating to the adoption of new rules impacting the accounting for our convertible senior notes and Note 1 to our unaudited consolidated financial statements included in this Form 10-Q.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates, effective utilization and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and double-hulled tank barges generate the vast majority of our revenues and operating profit. Excluded from the information below are the results of operations for our MPSVs, conventional OSVs, stacked and retired tank barges, our shore-base facility, and vessel management services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Offshore Supply Vessels:
Average number of new generation OSVs (1)	44.0	36.8	42.2	35.8
Average new generation OSV fleet capacity (deadweight)	108,640	85,885	102,890	83,157
Average new generation vessel capacity (deadweight)	2,469	2,333	2,436	2,321
Average new generation OSV utilization rate (2)	71.9%	96.1%	82.5%	95.0%
Effective new generation OSV utilization rate (3)	83.2%	96.1%	87.6%	95.0%
Average new generation OSV dayrate (4)	$20,915	$23,884	$21,829	$22,411
Effective dayrate (5)	$15,038	$22,953	$18,009	$21,290
Tugs and Tank Barges:
Double-hulled tank barges (6):
Average number of tank barges (7)	9.0	9.0	9.0	8.8
Average fleet capacity (barrels) (7)	884,621	884,621	884,621	868,255
Average barge capacity (barrels)	98,291	98,291	98,291	99,002
Average utilization rate (2)	67.6%	80.2%	71.5%	88.2%
Average dayrate (8)	$28,503	$22,642	$22,797	$22,294
Effective dayrate (5)	$19,268	$18,159	$16,300	$19,663

(1)	We operated 44 new generation OSVs as of September 30, 2009. For the nine months ended September 30, 2009, the average number of new generation OSVs above includes five newly constructed OSVs that were placed in service under our fourth OSV newbuild program in January 2009, February 2009, March 2009, June 2009 and June 2009, respectively. At September 30, 2009, seven new generation OSVs were stacked and an eighth vessel was stacked in October 2009.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(4)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(5)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(6)	The operating data presented above reflects only the results from our double-hulled tank barges. Our single-hulled tank barges, all of which have been stacked, have been excluded from our Downstream dayrate and utilization rate information. Our active Downstream fleet is comprised of nine double-hulled barges and ten ocean-going tugs.
(7)	We owned nine double-hulled tank barges as of September 30, 2009. For the nine months ended September 30, 2008, the average number of double-hulled tank barges includes the Energy 6508 that was placed in service under our second TTB newbuild program in March 2008.
(8)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

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

The following table provides the detailed components of EBITDA as we define that term for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of EBITDA:
Net income	$13,774	$33,282	$41,074	$81,157
Interest expense, net
Debt obligations	5,586	1,393	12,584	5,466
Interest income	(179)	(142)	(365)	(1,370)

Total interest, net	5,407	1,251	12,219	4,096

Income tax expense	7,877	18,157	23,965	45,222
Depreciation	11,091	8,463	57,410	24,215
Amortization	5,423	4,379	18,564	13,825

EBITDA	$43,572	$65,532	$153,232	$168,515

The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
EBITDA Reconciliation to GAAP:
EBITDA	$43,572	$65,532	$153,232	$168,515
Cash paid for deferred drydocking charges	(2,406)	(5,411)	(15,039)	(14,821)
Cash paid for interest	(463)	(917)	(12,914)	(12,424)
Cash paid for taxes	(1,779)	(659)	(15,520)	(4,096)
Changes in working capital	7,256	(3,022)	27,179	13,445
Stock-based compensation expense	1,908	2,828	6,584	8,433
Changes in other, net	(222)	(6,879)	(909)	(8,421)

Net cash flows provided by operating activities	$47,866	$51,472	$142,613	$150,631

In addition, we also make certain adjustments to EBITDA, such as loss on early extinguishment of debt, stock-based compensation expense and interest income, as applicable, to compute ratios used in certain financial covenants of our revolving credit facility with various lenders. We believe that these ratios are a material component of such credit agreements and failure to comply with the financial covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense	$1,908	$2,828	$6,584	$8,433
Interest income	179	142	365	1,370

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

Summarized financial information concerning our reportable segments for the three months ended September 30, 2009 and 2008, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	$ Change	% Change
Revenues:
Upstream
Domestic	$62,191	$68,313	$(6,122)	(9.0)%
Foreign	11,519	19,702	(8,183)	(41.5)

	73,710	88,015	(14,305)	(16.3)

Downstream
Domestic	15,917	17,734	(1,817)	(10.2)
Foreign (1)	459	3,311	(2,852)	(86.1)

	16,376	21,045	(4,669)	(22.2)

Total	$90,086	$109,060	$(18,974)	(17.4)%

Operating expenses:
Upstream	$31,133	$28,579	$2,554	8.9%
Downstream	8,608	12,691	(4,083)	(32.2)

Total	$39,741	$41,270	$(1,529)	(3.7)%

Depreciation and amortization:
Upstream	$13,138	$8,095	$5,043	62.3%
Downstream	3,376	4,747	(1,371)	(28.9)

Total	$16,514	$12,842	$3,672	28.6%

General and administrative expenses:
Upstream	$5,710	$6,403	$(693)	(10.8)%
Downstream	1,154	2,323	(1,169)	(50.3)

Total	$6,864	$8,726	$(1,862)	(21.3)%

Gain (loss) on sale of assets:
Upstream	$111	$6,401	$(6,290)	(98.3)%
Downstream	(6)	—	(6)	100.0

Total	$105	$6,401	$(6,296)	(98.4)%

Operating income:
Upstream	$23,840	$51,339	$(27,499)	(53.6)%
Downstream	3,232	1,284	1,948	>100.0

Total	$27,072	$52,623	$(25,551)	(48.6)%

Interest expense	$5,586	$1,393	$4,193	>100.0%

Interest income	$179	$142	$37	26.1%

Income tax expense	$7,877	$18,157	$(10,280)	(56.6)%

Net income	$13,774	$33,282	$(19,508)	(58.6)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues. Revenues for the three months ended September 30, 2009 decreased 17.4%, or $19.0 million, to $90.1 million compared to the same period in 2008 primarily due to a year-over-year decline in effective dayrates for our Upstream segment. These lower dayrates were partially offset by the full and partial-period contribution of Upstream vessels that were added to our fleet since September 30, 2008. For the three months ended September 30, 2009, our weighted-average active fleet, including our Upstream and Downstream vessels, was approximately 61 vessels compared to 80 vessels for the same period in 2008.

Revenues from our Upstream segment decreased $14.3 million, or 16.3%, to $73.7 million for the three months ended September 30, 2009 compared to $88.0 million for the same period in 2008. The vessels placed in service since the third quarter of 2008 under our ongoing newbuild and conversion programs accounted for a $27.5 million increase in Upstream revenues. These incremental revenues were more than offset by a $35.6 million decrease in revenue from lower effective dayrates for our new generation OSVs that were in service during each of the quarters ended September 30, 2009 and 2008 and a $6.2 million decrease in revenue for our conventional OSVs that were in service during the quarter ended September 30, 2008, but have either been stacked or sold on various dates since then. Our new generation OSV average dayrate was $20,915 for the third quarter of 2009 compared to $23,884 for the same period in 2008, a decrease of $2,969, or 12.4%. Our new generation OSV utilization was 71.9% for the third quarter of 2009 compared to 96.1% for the same period in 2008. Our new generation OSV dayrates were driven lower by slack demand for our services resulting from decreased drilling and production activity in the markets in which we operate. Domestic revenues for our Upstream segment decreased $6.1 million during the three months ended September 30, 2009 due to seven new generation OSVs being stacked for all or part of the three months ended September 30, 2009 and all six of our conventional OSVs being either stacked or sold during the quarter, partially offset by the full or partial-quarter contribution of nine additional OSVs operating during the current year quarter that were placed in service on various dates since September 30, 2008. Foreign revenues for our Upstream segment decreased $8.2 million mainly due to the mobilization of three new generation OSVs from Latin America to the GoM in early April 2009.

Revenues from our Downstream segment decreased $4.7 million, or 22.2%, to $16.4 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Soft market conditions that resulted in the stacking of all of our single-hulled tank barges on various dates since the second quarter of 2008 and, to a lesser extent, the OPA 90 retirement of two of our larger, single-hulled tank barges in December 2008 and June 2009 were the primary drivers for our Downstream revenue decline. These decreases were partially offset by $5.4 million of incremental revenues related to contract cancellation fees recognized during the quarter. Such cancellation fees typically represent customer revenue that we would have otherwise earned over a contract term for specialty services contracts. Contract cancellations are not uncommon for these types of high profile specialty service projects and will likely occur again in the future. Excluding the cancellation fee revenue, our Downstream revenues would have decreased $10.1 million, or 47.8%, to $11.0 million compared to the third quarter of 2008. Our double-hulled tank barge average dayrate was $28,503 for the three months ended September 30, 2009, an increase of $5,861, or 25.9%, from $22,642 for the same period in 2008. These dayrates were favorably impacted by the cancellation fee that was recognized during the quarter. Excluding the cancellation fee revenue, double-hulled dayrates would have been $18,852 down roughly $3,790, or 16.7%, from the prior-year quarter. Our double-hulled tank barge utilization was 67.6% for the third quarter of 2009 compared to 80.2% for the third quarter of 2008. The decrease in double-hulled tank barge utilization was driven by reduced demand for petroleum products in the U.S., which we attribute to the depressed state of the economy. Foreign revenues for our Downstream segment decreased $2.9 million primarily due to fewer vessels operating in Puerto Rico during the three months ended September 30, 2009 compared to the same period in 2008.

Operating expenses. Operating expenses for the three months ended September 30, 2009 decreased by $1.5 million, or 3.7%, to $39.7 million. This decrease was primarily associated with the removal from our active operating fleet, through vessel sales or stacking, of seven new generation OSVs, six conventional OSVs, six single-hulled barges and six ocean-going tugs since the third quarter of 2008. These fleet reductions were partially offset by the incremental operating costs associated with adding seven new generation OSVs and two MPSVs to our active fleet since the third quarter of 2008 under our fourth OSV newbuild program and MPSV program, respectively. Daily vessel operating costs for the third quarter of 2009 were in-line with the same period in 2008 for vessels that operated in both of our segments during 2009 and 2008. We expect this trend to continue through the remainder of 2009.

Operating expenses for our Upstream segment were $31.1 million, an increase of $2.6 million, or 8.9%, for the third quarter of 2009 compared to $28.6 million for the same period in 2008. Newly constructed vessels placed in service since the third quarter of 2008 accounted for an approximate $9.4 million increase in operating expenses during the third quarter of 2009. This increase was partially offset by approximately $6.8 million in operating expense decreases primarily from a reduction of our operating fleet through vessel sales or stacking and decreased activity at our shore-base port facility.

Operating expenses for our Downstream segment were $8.6 million, a decrease of $4.1 million, or 32.2%, for the three months ended September 30, 2009 compared to $12.7 million for the same period in 2008. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since the third quarter of 2008.

Depreciation and Amortization. Depreciation and amortization was $3.7 million higher for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to incremental depreciation related to seven OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since the third quarter of 2008. Depreciation and amortization expense is expected to increase further when the remaining vessels to be delivered under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $6.9 million, or 7.7% of revenues, decreased by $1.9 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease is attributable to lower shore-side incentive compensation costs and, to a lesser extent, lower stock-based compensation expense during the third quarter of 2009 compared to the prior-year quarter. Notwithstanding our fleet growth, our general and administrative expenses are expected to decrease approximately 10% to 15% in 2009 from 2008 levels, but are expected to remain in the approximate range of 8% to 10% of revenues.

Gain on Sale of Assets. During the third quarter of 2009, we sold three of our six remaining conventional OSVs, the Cape Charles, the Cape Misty and the Cape Hatteras, for net cash proceeds of $6.1 million. We recorded an approximate $0.1 million gain on the sales of these vessels. During the third quarter of 2008, we sold three conventional OSVs, the Cape Cod, the Cape Spencer and the Cape San Lucas, to a foreign company for net cash proceeds of approximately $14.7 million, which resulted in a $6.4 million gain on sale of these vessels. These six formerly U.S.-flagged vessels, along with the one foreign-flagged conventional vessel that we sold earlier in 2008, were re-deployed to foreign operating locations and are no longer qualified for coastwise trade in the GoM.

Operating Income. Operating income decreased by 48.6%, or $25.6 million, to $27.1 million during the three months ended September 30, 2009 compared to the same period in 2008. Operating income as a percentage of revenues for our Upstream segment was 32.3% for the three months ended September 30, 2009 compared to 58.3% for the same period in 2008. The primary driver for this margin decrease relates to lower effective dayrates and a $6.3 million decrease in gain on sale of assets. Operating income as a percentage of revenues for our Downstream segment was 19.5% for the three months ended September 30, 2009 compared to 6.2% for the same period in 2008. This increase was due to the contract cancellation fee revenue discussed above, which was partially offset by lower dayrates and utilization due to soft market conditions for both our single-hulled and double-hulled tonnage during the third quarter of 2009.

Interest Expense. Interest expense increased $4.2 million during the three months ended September 30, 2009 compared to the same period in 2008. The increase in interest expense is primarily attributable to a $1.9 million decrease in capitalized interest and additional interest costs related to our private placement of $250.0 million in 8.000% senior notes due 2017 during the third quarter of 2009. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased 26.1% during the three months ended September 30, 2009 compared to the same period in 2008. The increase was due to our weighted-average cash balance for the three months ended September 30, 2009 of $50.1 million being nearly double our weighted-average cash balance of $27.0 million for the same period in 2008. The average interest rate earned on our invested cash balances during the three months ended September 30, 2009 was approximately 1.0% compared to 2.1% for the same period in 2008.

Income Tax Expense. Our effective tax rate was 36.4% and 35.3% for the three months ended September 30, 2009 and 2008, respectively. Our effective rate increased due mainly to a larger effect of permanent book-tax differences on our lower 2009 pre-tax income. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income decreased by 58.6%, or $19.5 million, to $13.8 million for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to the substantial decrease in operating income discussed above and a $4.2 million pre-tax increase in net interest expense.

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2009 and 2008, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	$ Change	% Change
Revenues:
Upstream
Domestic	$206,251	$180,454	$25,797	14.3%
Foreign	41,734	53,987	(12,253)	(22.7)

	247,985	234,441	13,544	5.8

Downstream
Domestic	48,416	68,234	(19,818)	(29.0)
Foreign (1)	1,241	8,378	(7,137)	(85.2)

	49,657	76,612	(26,955)	(35.2)

Total	$297,642	$311,053	$(13,411)	(4.3)%

Operating expenses:
Upstream	$90,850	$82,752	$8,098	9.8%
Downsteam	30,341	41,611	(11,270)	(27.1)

Total	$121,191	$124,363	$(3,172)	(2.6)%

Depreciation and amortization:
Upstream	$36,575	$23,545	$13,030	55.3%
Downsteam	39,399	14,495	24,904	>100.0

Total	$75,974	$38,040	$37,934	99.7%

General and administrative expenses:
Upstream	$19,299	$17,412	$1,887	10.8%
Downsteam	4,003	9,306	(5,303)	(57.0)

Total	$23,302	$26,718	$(3,416)	(12.8)%

Gain on sale of assets:
Upstream	$111	$8,402	$(8,291)	(98.7)%
Downsteam	235	—	235	>100.0

Total	$346	$8,402	$(8,056)	(95.9)%

Operating income (loss):
Upstream	$101,372	$119,134	$(17,762)	(14.9)%
Downsteam	(23,851)	11,200	(35,051)	>(100.0)

Total	$77,521	$130,334	$(52,813)	(40.5)%

Interest expense	$12,584	$5,466	$7,118	>100%

Interest income	$365	$1,370	$(1,005)	(73.4)%

Income tax expense	$23,965	$45,222	$(21,257)	(47.0)%

Net income	$41,074	$81,157	$(40,083)	(49.4)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues. Revenues for the nine months ended September 30, 2009 decreased $13.4 million, or 4.3%, compared to the same period in 2008 primarily due to lower effective dayrates in our Upstream segment and lower utilization for both our Upstream and Downstream segments. These decreases were partially offset by the full and partial-period contribution of additional vessels that were added to our fleet since September 30, 2008. For the nine months ended September 30, 2009, our weighted-average active fleet was approximately 68 vessels compared to 81 vessels for the same period in 2008.

Revenues from our Upstream segment increased $13.5 million, or 5.8%, to $248.0 million for the nine months ended September 30, 2009 compared to the same period in 2008. The vessels placed in service under our ongoing newbuild and conversion programs accounted for a $69.7 million increase in Upstream revenues. This increase was partially offset by a $41.5 million decrease in revenue resulting from lower effective dayrates for our new generation OSVs that were in service during each of the nine month periods ended September 30, 2009 and 2008 and a $14.7 million decrease in revenue from our conventional OSVs that were in service during the nine months ended September 30, 2008, but have either been stacked or sold on various dates since then. Our new generation OSV average dayrate was $21,829 for the first nine months of 2009 compared to $22,411 for the same period in 2008, a decrease of $582 or 2.6%. Our new generation OSV utilization was 82.5% for the first nine months of 2009 compared to 95.0% for the same period in 2008. Our new generation OSV dayrates were negatively impacted by lower demand for our services resulting from decreased drilling and production activity in the markets in which we operate. Domestic revenues for our Upstream segment increased $25.8 million during the nine months ended September 30, 2009 on the basis of our fleet growth. Foreign revenues for our Upstream segment decreased $12.3 million primarily due to the mobilization of three new generation OSVs from Latin America to the GoM in April 2009.

Revenues from our Downstream segment decreased $27.0 million, or 35.2%, to $49.7 million for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in revenues was mainly driven by soft market conditions that led to our decision to stack all of our single-hulled tank barges on various dates since April 30, 2008. This decrease in revenue was partially offset by $5.4 million in contract cancellation fees recognized during the nine months ended September 30, 2009. Such cancellation fees typically represent customer revenue that we would have otherwise earned over a contract term for specialty services contracts. Contract cancellations are not uncommon for these types of high profile specialty service projects and will likely occur again in the future. Excluding the contract cancellation revenues, our Downstream revenues for the nine months ended September 30, 2009 would have decreased $32.4 million, or 42.2%, to $44.3 million from the same period in 2008. The decrease in revenues was partially offset by the full-period contribution from one newbuild double-hulled tank barge, the Energy 6508, which was placed in service in March 2008. Our double-hulled tank barge average dayrate was $22,797 for the nine months ended September 30, 2009, an increase of $503, or 2.3%, from $22,294 for the same period in 2008. These 2009 dayrates were favorably impacted by the cancellation fee that was recognized during the third quarter of 2009. Excluding the cancellation fee revenue, double-hulled dayrates would have been $19,724 down roughly $2,570, or 11.5%, from the same period in 2008. Our double-hulled tank barge utilization was 71.5% for the first nine months of 2009 compared to 88.2% for the first nine months of 2008. The decrease in double-hulled tank barge utilization was driven by reduced demand for petroleum products in the U.S., which we attribute to the depressed state of the economy. In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008, we stacked all ten of our single-hulled tank barges and six lower horsepower tugs on various dates since the first quarter of 2008. Foreign revenues for our Downstream segment decreased $7.1 million primarily due to fewer vessels operating in Puerto Rico during the nine months ended September 30, 2009 compared to the same period in 2008.

Operating expenses. Operating expenses for the nine months ended September 30, 2009 decreased by $3.2 million, or 2.6%, to $121.2 million. This decrease reflects the reduced costs associated with removing from our active operating fleet, through vessel sales or stacking, seven new generation OSVs, six conventional OSVs, six single-hulled barges and six ocean-going tugs since the third quarter of 2008. These fleet reductions were partially offset by the incremental operating costs associated with adding seven new generation OSVs and two MPSVs to our active fleet since the third quarter of 2008 under our fourth OSV newbuild program and MPSV program, respectively. Daily vessel operating costs for the first nine months of 2009 were in-line with the same period in 2008 for vessels that operated in both of our segments during 2009 and 2008. We expect this trend to continue through the remainder of 2009.

Operating expenses for our Upstream segment were $90.9 million, an increase of $8.1 million, or 9.8%, for the first nine months of 2009 compared to $82.8 million for the same period in 2008. Newly constructed vessels placed in service since September 30, 2008 accounted for approximately $22.2 million of increased operating expenses during the first nine months of 2009. Excluding the impact of the recent newbuild deliveries, operating expense decreased approximately $14.1 million from the first nine months of 2008 primarily due to the stacking of seven new generation OSVs and the sale or stacking of our conventional OSVs on various dates during 2008 and 2009.

Operating expenses for our Downstream segment were $30.3 million, a decrease of $11.3 million, or 27.1%, for the nine months ended September 30, 2009 compared the same period in 2008. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since September 30, 2008.

Depreciation and Amortization. Depreciation and amortization was $37.9 million higher for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 substantially due to the asset impairment charge for our Downstream vessels. During the second quarter of 2009, we recorded an asset impairment of $25.8 million, or $0.60 per diluted share, related to the write-down of ten of our single-hulled tank barges and six of our ocean-going tugs to their respective fair values. In addition, we incurred incremental depreciation related to seven OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since September 30, 2008. Our depreciation and amortization expense for the first nine months of 2009 also included an approximate $0.9 million, or $0.02 per diluted share, charge for the write-off of remaining goodwill associated with our Downstream segment, which was also recorded during the second quarter of 2009. Excluding the Downstream asset and goodwill impairment charges, depreciation and amortization expense is expected to increase further when the remaining vessels to be delivered under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $23.3 million, or 7.8% of revenues, decreased by $3.4 million during the nine months ended September 30, 2009 compared to the same period in 2008. This decrease is due to lower shore-side incentive compensation and stock-based compensation expense during the period ended September 30, 2009. Notwithstanding our fleet growth, our general and administrative expenses are expected to decrease approximately 10% to 15% in 2009 over 2008 levels, but are expected to remain in the approximate range of 8% to 10% of revenues.

Gain on Sale of Assets. During the first nine months of 2009, we sold the Stapleton Service, an older, lower-horsepower tug, and three of our six remaining conventional OSV’s, the Cape Charles, the Cape Misty and the Cape Hatteras, for net cash proceeds of $7.0 million. We recorded aggregate gains of approximately $0.3 million on the sales of these vessels. In the first nine months of 2008, we sold four conventional OSVs for net cash proceeds of $17.8 million for an aggregate gain of $8.4 million.

Operating Income (Loss). Operating income decreased by $52.8 million, or 40.5%, to $77.5 million during the nine months ended September 30, 2009 compared to the same period in 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 40.9% for the nine months ended September 30, 2009 compared to 50.8% for the same period in 2008. The primary driver for this margin decrease relates to lower effective dayrates and lower utilization for our Upstream equipment during the first nine months of 2009 compared to the same period in 2008 and higher gains from vessel sales recorded during the 2008 period. We recorded an operating loss of $23.9 million for our Downstream segment for the first nine months of 2009, compared to operating income of $11.2 million for the first nine months of 2008. This decrease primarily relates to the $26.7 million impairment losses discussed above and lower dayrates and utilization for Downstream equipment during the first nine months of 2009.

Interest Expense. Interest expense increased $7.1 million during the nine months ended September 30, 2009 compared to the same period in 2008. Our interest expense variance was driven by a larger outstanding debt balance, incremental interest resulting from our newly issued 8.000% senior notes due 2017 and a $3.6 million decrease in capitalized interest from having fewer vessels under construction in our ongoing newbuild and conversion programs. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased by $1.0 million to $0.4 million during the nine months ended September 30, 2009 largely due to lower invested cash balances. The decrease in invested cash balances was driven by cash paid for ongoing newbuild and conversion programs. Our weighted-average cash balance for the nine months ended September 30, 2009 was $36.7 million compared to $68.9 million for the same period in 2008. The average interest rate earned on our invested cash balances during the nine months ended September 30, 2009 was 1.1% compared to 3.4% for the same period in 2008.

Income Tax Expense. Our effective tax rate was 36.8% and 35.8% for the nine months ended September 30, 2009 and 2008, respectively. Our effective rate increased mainly due to a larger effect of permanent book-tax differences on our lower pre-tax income. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income decreased by $40.1 million, or 49.4%, to $41.1 million for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily due to the lower operating income discussed above, as well as a $6.1 million increase in net interest expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2009.

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

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as further declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products, as well as any other reasons discussed in the Risk Factors described in our Annual Report on Form 10-K or under the “Forward Looking Statements” discussed in this Quarterly Report on Form 10-Q, may affect our financial condition or results of operations. None of our debt instruments mature any sooner than March 2013. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. It is possible that, due to events beyond our control, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of September 30, 2009, we had total cash and cash equivalents of $61.9 million. The remaining construction costs related to our MPSV program and our fourth OSV newbuild program have been and will continue to be funded with cash on hand, projected cash flows from operations and borrowings available under our revolving credit facility. During the third quarter of 2009, we used the majority of the net proceeds from a private placement of 8.000%

senior notes to pay the then-outstanding $200.0 million balance drawn under our revolving credit facility. The revolving credit facility as of November 9, 2009 remains undrawn. As of September 30, 2009, we had a posted letter of credit for $0.9 million and $249.1 million of credit immediately available under our revolving credit facility. Subsequent to September 30, 2009, we amended and extended our revolving credit facility to include an accordion feature that allows for the expansion of the facility up to an aggregate of $350.0 million as discussed in Note 3 to our consolidated financial statements included herein. Our liquidity position is primarily dependent upon cash flows generated from operations, shipyard schedules, the achievement of construction milestones, and the potential sale of additional non-core assets. In addition, our liquidity may be affected should we access additional debt or equity financings.

Our liquidity could be further impacted by the ultimate outcome of the Superior Offshore bankruptcy case as discussed further in Part II—Item 1 Legal Proceedings.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $142.6 million for the nine months ended September 30, 2009 and $150.6 million for the nine months ended September 30, 2008. Operating cash flows decreased from the prior-year period mainly due to a decline in effective dayrates and utilization for our Upstream and Downstream segments, which was partially offset by the growth of our Upstream fleet. Cash flows from operations for the nine months ended September 30, 2009 reflect full- and partial-period contributions from seven additional new generation OSVs and two MPSVs that were placed in service since the third quarter of 2008. Our cash flows from operations should continue to be favorably impacted in 2009 by the partial-year revenue contribution from additional vessels placed in service on various dates throughout the fourth quarter 2009 under our MPSV program and our fourth OSV newbuild program.

Investing Activities. Net cash used in investing activities was $214.8 million for the nine months ended September 30, 2009 and $414.5 for the nine months ended September 30, 2008. Cash utilized during the first nine months of 2009 primarily consisted of construction costs incurred for our ongoing newbuild and conversion programs, which were partially offset by approximately $7.0 million in net cash proceeds from the sale of the three conventional OSVs and one older, lower-horsepower tug. Cash utilized in the first nine months of 2008 primarily consisted of acquisition costs for the HOS Achiever and the lease rights for property adjacent to HOS Port and construction costs incurred for newbuild construction and conversion programs. As of September 30, 2009, the estimated construction costs remaining to be incurred under our MPSV program and fourth OSV program were approximately $71.9 million, of which $37.8 million and $34.1 million is expected to be incurred during the remainder of 2009 and fiscal 2010, respectively.

Financing Activities. Net cash provided by financing activities was $113.9 million for the nine months ended September 30, 2009, which is primarily the result of approximately $237.3 million in net proceeds in connection with a private placement of $250.0 million in new senior notes. Net cash provided by financing activities for the nine months ended September 30, 2009 was offset by net payments on our revolving credit facility. Net cash provided by financing activities of $111.6 million for the nine months ended September 30, 2008, resulted from incremental borrowings under our revolving credit facility and net proceeds from common stock issued under employee benefit programs.

Contractual Obligations

Debt

As of September 30, 2009, we had total debt of $743.9 million, net of original issue discount of $56.1 million. Our debt was comprised of $242.9 million of our 8.000% senior notes due 2017, or 2017 senior notes, $299.6 million of our 6.125% senior notes due 2014, or 2014 senior notes, $201.4 million of our 1.625% convertible senior notes due 2026, or convertible senior notes, and our senior secured revolving credit facility then-due 2011. The maturity of our revolving credit facility was extended to March 2013 on November 4, 2009. The effective interest rate on the 2017 senior notes is 8.63% with semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1, commencing March 1, 2010. The effective interest rate on the 2014 senior notes is 6.38% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The $250.0 million, in face amount, of convertible senior notes bear interest at an annual coupon of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. For further information on our debt agreements, see Note 3 to our consolidated financial statements included herein.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the three and nine months ended September 30, 2009 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$33.1	$85.2	$470.8	$480.0	4Q2008-4Q2009
OSV newbuild program #4 (3)	24.7	110.9	382.3	445.0	2Q2008-3Q2010

Total:	$57.8	$196.1	$853.1	$925.0

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitation, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction, retrofit or conversion for delivery under our currently active programs, respectively
(2)	Our MPSV program includes the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two T-22 class DP-3 new generation MPSVs at foreign shipyards. The first converted DP-2 MPSV, the HOS Centerline, was placed in service during March 2009. The second converted DP-2 MPSV, the HOS Strongline, is expected to be delivered from the shipyard in the fourth quarter of 2009 and commence final mobilization and commissioning. The HOS Strongline is expected to be placed in service during the first quarter of 2010. We took delivery of the first newbuild DP-3 MPSV, the HOS Achiever, and promptly mobilized the vessel to the GoM, where it was placed in service on October 1, 2008. The second newbuild DP-3 MPSV, the HOS Iron Horse, is expected to be placed in service during the fourth quarter of 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $480.0 million.
(3)

Our fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008 and five vessels during the first nine months of 2009. The seven remaining vessels are expected to be placed in service on various dates over the next 12 months, as follows: three vessels during the fourth quarter of 2009 and four vessels in 2010. Based on the current schedule of projected vessel in-service dates, we expect to own and operate 47 and 51 new generation OSVs as of December 31, 2009 and 2010, respectively. These projections result in an average new generation OSV fleet complement of 43.2 and 49.8 vessels for the fiscal years 2009 and 2010, respectively. Inclusive of the prior vessel deliveries discussed above, the aggregate cost of our fourth OSV newbuild program is expected to be approximately $445.0 million.

The following table summarizes the actual and forecasted maintenance capital expenditures for the periods presented below, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2009
	2009	2008	2009	2008
	Actual	Actual	Actual	Actual	Forecast
Maintenance Capital Expenditures:
Deferred drydocking charges (1)	$2.4	$5.4	$15.0	$14.8	$21.6
Other vessel capital improvements (2)	1.9	5.3	4.4	19.3	11.9
Miscellaneous non-vessel additions (3)	0.5	0.9	3.5	23.4	4.7

Total:	$4.8	$11.6	$22.9	$57.5	$38.2

(1)	Deferred drydocking charges for the full-year 2009 include the projected recertification costs for 14 new generation OSVs, one conventional OSV, and four tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements or to meet customer specifications. Such improvements are typically incurred during a planned drydocking event.
(3)	Non-vessel capital expenditures are primarily related to information technology initiatives and improvements to our shore-base port facility.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which we discuss factors that we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of our assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. We give no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include: a continued downturn in exploration and production activities by our customers, particularly in the GoM, our inability to successfully or timely complete its various vessel construction and conversion programs, especially our MPSV program, which involves the construction and integration of highly complex vessels and systems; changes in our vessel construction and conversion budgets; less than anticipated success in marketing and operating our MPSVs, which are a class of vessels that we do not have a long history of owning or operating; the inability of our MPSVs to perform services for which they were designed; further weakening of demand for our services; inability to effectively curtail operating expenses from stacked vessels; the potential for valuation impairment charges; the inability to sell or otherwise dispose of non-core assets on acceptable terms; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; an adverse ruling in the Superior Achiever adversary proceeding; industry risks; further reductions in capital spending budgets by customers; further decline in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks, including those that are the result of proposed changes to policies and laws currently being considered in the United States; weather-related risks; the risk of pandemics such as swine flu; the inability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations. In addition, our future results may be impacted by continued volatility or further deterioration in the capital markets and the worldwide economic downturn; inflation, deflation, or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under our credit agreement. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts us, or should our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our market risks during the nine months ended September 30, 2009. For additional information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

In April 2008, Superior Offshore International, Inc., or Superior Offshore, announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore was the charterer of the HOS Achiever, a vessel that the Company acquired from Superior Offshore in January 2008, for the period October 1, 2008 through October 1, 2013, and cancellable by Superior Offshore as of March 29, 2009. In early January 2009, Superior Offshore obtained an order from the Bankruptcy Court approving the rejection of the HOS Achiever charter pursuant to the provisions of section 365 of the Bankruptcy Code. The rejection of the HOS Achiever charter constituted a breach of the charter. The Company filed a proof of claim in the Superior Offshore bankruptcy case for payment of rejection damages associated with the breach of the charter. In late January 2009, Superior Offshore obtained confirmation of its Chapter 11 Plan of Reorganization. The Company believes that it has mitigated its risk of loss under the HOS Achiever time charter through funds received under a letter of credit provided to the Company in advance by Superior Offshore. In addition, as permitted by the time charter with Superior Offshore, the HOS Achiever was actively marketed and time chartered to other domestic and international customers on various dates during the six-month Superior Offshore time charter period. Time charter billings from October 1, 2008 through March 29, 2009 for the HOS Achiever to companies other than Superior Offshore were offset against amounts collectible from Superior Offshore. During the first nine months of 2009, the Company recognized approximately $3.0 million ($1.9 million after-tax, or $0.07 per diluted share) of revenue related to the Superior Offshore time charter. These revenues are net of any credits issued to Superior Offshore related to the HOS Achiever being chartered to other customers. As of September 30, 2009, the Company has recorded Other Receivables, net of approximately $9.0 million, which primarily represent amounts billed to Superior Offshore for the HOS Achiever time charter, a conventional OSV time charter and shore-base services at HOS Port. These receivable balances are net of $8.0 million in proceeds collected under a letter of credit from Superior Offshore. In late May 2009, Superior Offshore commenced an adversary proceeding against the Company in the Bankruptcy Court to set aside the HOS Achiever charter and objecting to the Company’s amended proof of claim. In the adversary proceeding, the Liquidating Plan Agent of Superior Offshore has also asserted that (i) the Company’s draw-down on the letter of credit was not permitted by law, (ii) such funds must be returned to the bankruptcy estate and (iii) the Company is liable for punitive damages. The Company has filed an Answer, Affirmative Defenses and Counterclaims vigorously contesting the claims in the adversary proceeding. Due to unfavorable decisions by the Bankruptcy Court that could occur, all of which are beyond the Company’s control, there can be no absolute assurance that all amounts currently recorded as receivables due from Superior Offshore will ultimately be collected.

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

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

Exhibit Number		Description of Exhibit
4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.12	—	Registration Rights Agreement dated August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the purchasers of the Company’s 8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.13	—	Specimen 144A Global 8% Series A Senior Note due 2017 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

Exhibit Number		Description of Exhibit
4.14	—	Specimen Regulation S Global 8% Series A Senior Note due 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

10.1	—	Purchase Agreement dated August 12, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and J.P. Morgan Securities Inc. as representative of the several Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

10.2	—	First Amendment to Senior Secured Revolving Credit Facility and Second Amendment to Guaranty and Collateral Agreement dated as of November 4, 2009 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2009).

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: November 9, 2009	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer