Form 10-K
period 2009-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2010-03-01
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $536,382,143.

The number of outstanding shares of Common Stock as of January 31, 2010 is 26,160,617 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2010 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, which include: the Company’s inability to successfully or timely complete its remaining vessel construction programs; less than anticipated success in marketing and operating its MPSVs further weakening of demand for the Company’s services; inability to effectively curtail operating expenses from stacked vessels; inability to sell or otherwise dispose of non-core assets on acceptable terms; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; further reductions in capital spending budgets by customers; declines in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks; weather related risks; the inability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; the imposition of laws or regulations that result in reduced exploration and production activities in the United States or that increase the Company’s operating costs or operating requirements; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations. In addition, the Company’s future results may be impacted by continued volatility or further deterioration in the capital markets and the continuing worldwide economic downturn; inflation, deflation, or other adverse economic conditions that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under the Company’s credit agreement, or changes that may result from actions by the United States government. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

References in this Annual Report on Form 10-K to “OSVs” mean offshore supply vessels; to “TTB” mean ocean-going tugs and tank barges; to “MPSVs” mean multi-purpose support vessels; to “AHTS” mean anchor-handling towing supply; to “ROVs” mean remotely operated vehicles; to “DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading; to “flotel” mean accommodations services, such as lodging, meals and office space; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth; to “ultra-deepwater” mean offshore areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels; and to “conventional,” when referring to OSVs, mean vessels that are at least 20 years old, are generally less than 200’ in length or carry less than 1,500 dead weight tons of cargo when originally built and primarily operate, when active, on the Continental Shelf.

PART I

ITEM 1—Business

GENERAL DEVELOPMENT OF BUSINESS

Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Hornbeck Offshore Services, Inc. is a leading provider of marine services to exploration and production, oilfield service, offshore construction and military customers. Since our establishment, we have primarily focused on providing innovative technologically advanced marine solutions to meet the evolving needs of the deepwater and ultra-deepwater energy industry. Throughout our history, we have expanded our fleet of vessels primarily through a series of new vessel construction programs, as well as through acquisitions of existing vessels. We maintain our headquarters at 103 Northpark Boulevard, Suite 300, Covington, Louisiana, 70433; our telephone number is (985)727-2000.

We operate two business segments in the marine industry. Our Upstream segment owns and operates one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and, we believe, one of the youngest and largest U.S. owned fleets of DP-2 and DP-3 MPSVs. Together, these vessels support deepwater and ultra-deepwater exploration, development, production, construction, installation, maintenance, repair and enhanced oil recovery requirements of the oil and gas industry, primarily in the U.S. Gulf of Mexico, or GoM, and in select international markets. Our Upstream segment also includes conventional OSVs, work class ROVs and a shore-base facility located in Port Fourchon, Louisiana. On occasion, we provide vessel management services for other vessels owners, such as crewing, daily operational management and maintenance activities. Our Downstream segment owns and operates a fleet of ocean-going tugs and tank barges that transport petroleum products, primarily in the northeastern United States and the GoM. Although all of our vessels can operate in domestic and international waters, all but six of our vessels are qualified under Section 27 of the Merchant Marine Act of 1920, also known as the Jones Act, to engage in the U.S. coastwise trade. Foreign owned, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade.

We intend to continue our efforts to maximize stockholder value through our long-term return-oriented growth strategy. We will, as opportunities arise, acquire or construct additional vessels, as well as divest certain assets that we consider to be non-core or otherwise not in-line with our long-term strategy.

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

Since 1997, we have executed our business plan to serve the deepwater exploration and production requirements of our customers with our diverse fleet of new generation OSVs. We own a fleet of 49 new generation OSVs and expect to take delivery of two additional newbuild OSVs in 2010. Our new generation OSV fleet is comprised of a broad array of vessel classes with varying sizes and capabilities. Through a series of newbuild construction programs and multiple acquisitions, we now have a total of ten distinct new generation OSV vessel class designs particularly suited for our customers’ needs. Upon its completion during 2010, our fourth OSV newbuild program will have added six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV, respectively, to our Upstream fleet. Our newest design, the 250 EDF class, is based on our highly successful 240 ED design modified to lengthen the vessel and expand the propulsion package to achieve faster transit speeds.

General—MPSVs

MPSVs also support the offshore exploration and production activities of the energy industry. MPSVs are distinguished from OSVs in that they are significantly larger and more specialized vessels that are principally used to support complex deepwater subsea construction, installation, intervention, maintenance, repair, decommissioning and other sophisticated operations. These vessels are or can be equipped with a variety of lifting and deployment systems, including ROVs, large capacity cranes, winches or reel systems. For example, MPSVs can serve as a platform for the subsea installation of risers, jumpers and umbilicals. MPSVs also support ROV operations, diving activities, well intervention, including live well intervention, platform decommissioning and other complex construction operations. Generally, MPSVs command higher day rates than OSVs due to their significantly larger relative size and versatility, as well as higher construction and operating costs.

In May 2005, we conceived of a new breed of MPSV that, in addition to the array of services described above, are also capable of being utilized to transport deck or bulk cargoes with capacities far exceeding that of even the largest new generation OSVs. We launched an innovative MPSV program to convert two former U.S.-flagged sulfur carriers into proprietary 370 class DP-2 new generation MPSVs. These MPSVs have nearly three times the deadweight and liquid mud capacity of one of our 265 class new generation OSVs and more than eight times the liquid mud capacity of one of our 200 class new generation OSVs. Moreover, these MPSVs can assist in large volume deepwater well testing and flow-back operations. In addition, these vessels can be outfitted with a variety of “tool kits” including ROVs, large capacity cranes, winches and other apparatus to support offshore construction, subsea well intervention, ROV operations, pipe-hauling and flotel services, among others.

In May 2007, we expanded our MPSV program to include the HOS Iron Horse, which is a newbuild MPSV that was constructed at IHC Holland’s Merwede Shipyard in the Netherlands. The MPSV program was further expanded in January 2008 with the acquisition of the HOS Achiever, which was then under construction at IHC Holland’s Krimpen Shipyard, also in the Netherlands. The HOS Iron Horse and HOS Achiever are 430 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship systems redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These 430 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms to support subsea-to-surface construction, inspection, repair and maintenance, well intervention, decommissioning projects and flotel services, as well as pipeline and subsea wellhead installations with ROVs, saturation diving systems and flexible umbilical and flexible pipe-laying capabilities. They are not, however, equipped to handle liquid cargoes. The HOS Iron Horse and the HOS Achiever are not U.S. flag vessels, however, they can, and have recently, engaged in legally permissible operations in the U.S.

The following table provides information, as of February 15, 2010, regarding our fleet of new generation vessels that serve our OSV and MPSV customers.

New Generation Vessels

Name(1)	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower
Active:
OSVs
HOS Coral	290	Supply	Mar 2009	5,600	15,200	6,100
BJ Blue Ray	265	Well Stimulation	Nov 2001	3,756	10,700	6,700
HOS Brimstone	265	Supply	Jun 2002	3,756	10,400	6,700
HOS Stormridge	265	Supply	Aug 2002	3,756	10,400	6,700
HOS Sandstorm	265	Supply	Oct 2002	3,756	10,400	6,700
HOS Resolution	250 EDF	Supply	Oct 2008	2,950	8,300	6,000
HOS Mystique	250 EDF	ROV Support	Jan 2009	2,950	8,300	6,000
HOS Black Powder	250 EDF	Military	Jun 2009	2,900	8,300	6,000
HOS Westwind	250 EDF	Military	Jun 2009	2,900	8,300	6,000
HOS Eagleview	250 EDF	Military	Oct 2009	2,900	8,300	6,000
HOS Arrowhead	250 EDF	Military	Jan 2010	2,900	8,300	6,000
HOS Pinnacle	250 EDF	Supply	Feb 2010	2,950	8,300	6,000
HOS Wildwing	250 EDF	Supply	May 2010 est.	2,950	8,300	6,000
HOS Windancer	250 EDF	Supply	Aug 2010 est.	2,950	8,300	6,000
HOS Bluewater	240 ED	Supply	Mar 2003	2,850	8,300	4,000
HOS Gemstone	240 ED	Supply	Jun 2003	2,850	8,300	4,000
HOS Greystone	240 ED	Supply	Sep 2003	2,850	8,300	4,000
HOS Silverstar	240 ED	Supply	Jan 2004	2,850	8,300	4,000
HOS Polestar	240 ED	Supply	May 2008	2,850	8,300	4,000
HOS Shooting Star	240 ED	Supply	Jul 2008	2,850	8,300	4,000
HOS North Star	240 ED	Supply	Nov 2008	2,850	8,300	4,000
HOS Lode Star	240 ED	Supply	Feb 2009	2,850	8,300	4,000
HOS Silver Arrow	240 ED	Supply	Oct 2009	2,850	8,300	4,000
HOS Sweet Water	240 ED	Supply	Dec 2009	2,850	8,300	4,000
HOS Innovator	240 E	Supply	Apr 2001	2,380	5,500	4,500
HOS Dominator	240 E	Supply	Feb 2002	2,380	6,400	4,500
HOS Saylor	240	Well Stimulation (FF)	Oct 1999 (Jan 2005)	3,322	n/a	8,000
HOS Deepwater	240	Supply (FF)	Nov 1999	2,250	6,300	4,500
HOS Cornerstone	240	Supply	Mar 2000	2,250	6,300	4,500
HOS Hope	200	Supply	Jan 1999 (Aug 2007)	2,250	4,100	4,200
HOS Beaufort	200	Well Stimulation	Mar 1999 (Aug 2007)	2,250	4,100	4,200
HOS Hawke	200	Well Stimulation	Jul 1999 (Aug 2007)	2,250	4,100	4,200
HOS Byrd	200	Supply	Aug 1999 (Aug 2007)	2,250	4,100	4,200
HOS St. James	200	Supply	Oct 1999 (Aug 2007)	2,246	4,100	4,200
HOS St. John	200	Supply	Jan 2000 (Aug 2007)	2,246	4,100	4,200
HOS Douglas	200	Supply	Apr 2000 (Aug 2007)	2,250	4,100	4,200
HOS Davis	200	Supply	Jun 2000 (Aug 2007)	2,250	4,100	4,200
HOS Nome	200	Supply	Aug 2000 (Aug 2007)	2,250	4,100	4,200
HOS North	200	Supply	Oct 2000 (Aug 2007)	2,250	4,100	4,200
HOS Crossfire	200	Supply	Nov 1998	1,750	3,600	4,000
HOS Brigadoon	200	Supply (FF)	Mar 1999	1,750	3,600	4,000
HOS Thunderfoot	200	Supply	May 1999	1,750	3,600	4,000
HOS Dakota	200	Supply	Jun 1999	1,750	3,600	4,000
MPSVs
HOS Achiever	430	Multi-Purpose (FF)	October 2008	8,200	n/a	8,000
HOS Iron Horse	430	Multi-Purpose (FF)	November 2009	8,200	n/a	8,000
HOS Centerline	370	Multi-Purpose	March 2009	8,000	32,000	6,000
HOS Strongline	370	Multi-Purpose	March 2010	8,000	32,000	6,000
Inactive:(2)
OSVs
HOS Navegante(3)	240	Towing/Supply (FF)	Jan 2000 (Mar 2005)	3,322	6,000	7,845
HOS Explorer	220	Supply	Feb 1999 (Jun 2003)	1,607	3,100	3,900
HOS Express	220	Supply	Sep 1998 (Jun 2003)	1,607	3,100	3,900
HOS Pioneer	220	Supply	Jun 2000 (Jun 2003)	1,607	3,100	4,200
HOS Trader	220	Supply	Nov 1997 (Jun 2003)	1,607	3,100	3,900
HOS Voyager	220	Supply	May 1998 (Jun 2003)	1,607	3,100	3,900
HOS Mariner	220	Supply	Sep 1999 (Aug 2003)	1,607	3,100	3,900
HOS Super H	200	Supply	Jan 1999	1,750	3,600	4,000

FF – foreign-flagged

(1)	Excludes three conventional OSVs acquired with the Sea Mar Fleet in August 2007. These vessels are considered non-core assets and are currently inactive and held for sale.
(2)	In recognition of the soft Upstream market conditions that began in the second quarter of 2009 and are expected to continue through 2010, we commenced stacking certain of our older new generation OSVs on various dates since May 2009. We currently expect to have eight stacked new generation OSVs during 2010.
(3)	The HOS Navegante, a foreign-flagged AHTS, is used primarily for its OSV capabilities and for towing jack-up rigs.

In December 2005, we acquired the lease rights to a shore-base facility located in Port Fourchon, Louisiana, which we renamed HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs and production units. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow rigs in the GoM. The HOS Port facility lease has three years remaining on its initial term, with four additional five-year renewal periods. In January 2008, we purchased a leasehold interest in an additional parcel of improved real estate adjacent to HOS Port. The new facility lease has five years remaining on its initial term, with four additional five-year renewal periods. The combined acreage of the two adjoining properties now comprising HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and Upstream customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our favorable long-term outlook for the deepwater GoM.

Principal Markets for Upstream Segment

OSVs and MPSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity, such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America, and the Middle East. While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters, or cabotage laws such as the Jones Act, can limit the migration of OSVs. Because MPSVs are generally utilized for non-cargo operations, they are less limited by cabotage laws. Demand for OSVs, as evidenced by dayrates and utilization rates, is primarily related to offshore oil and natural gas exploration, development and production activity. Such activity is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, capital budgets of offshore exploration and production companies, and repair and maintenance needs in the deepwater oilfield. Our principal geographic market is the GoM, where we provide services to several major integrated oil companies as well as mid-size and large independent oil companies with deepwater and ultra-deepwater activities. We also operate in select international markets, primarily Mexico, Trinidad, Brazil and Qatar, where we provide services to state-owned oil companies and major international oil and oilfield service companies. We are often subcontracted by other oilfield service companies, both in the GoM and internationally, to provide a new generation fleet that enables them to render offshore oilfield services, such as well stimulation or other enhanced oil recovery activities, diving and ROV operations, construction, installation, maintenance, repair and decommissioning services. Since 2006, we have also developed a specialized application of our new generation OSVs for use by the military.

Our charters are the product of either direct negotiation or a competitive proposal process, which evaluates vessel capability, availability and price. Our primary method of chartering in the GoM is through direct vessel negotiations with our customers on either a long-term or spot basis. In the international market, we often charter through local entities in order to comply with cabotage or other local requirements. Some charters are solicited by customers through international vessel brokerage firms, which earn a commission that is customarily paid by the vessel owner. Our military charters are the product of a competitive procurement process conducted by the Military Sealift Command. All of our charters, whether long-term or spot, are priced on a dayrate basis, whereby for each day that the vessel is under contract to the customer, we earn a fixed amount of charter-hire for making the vessel available for the customer’s use. Many long-term contracts and all government, including national oil company, charters contain early termination options in favor of the customer; however, some have fees designed to discourage early termination. Long-term charters sometimes contain provisions that permit us to increase our dayrates in order to be compensated for certain increased operational expenses or regulatory changes.

Competition for Upstream Segment

The OSV and MPSV industry is highly competitive. Competition primarily involves such factors as:

•	quality, capability and age of vessels;

•	quality and capability of the crew members;

•	ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	price and;

•	experience.

All but six of our OSVs and MPSVs are U.S.-flagged vessels, which are qualified under the Jones Act to engage in domestic coastwise trade. The Jones Act restricts the ability of vessels that are foreign built, foreign owned, foreign crewed or foreign-flagged from engaging in coastwise trade in the United States and Puerto Rico. The services provided by OSVs constitute coastwise trade as defined by the Jones Act. Consequently, competition for our Upstream services is largely restricted to other U.S. vessel owners and operators, both publicly and privately held. We believe that we operate the second largest fleet of new generation Jones Act qualified OSVs in the United States. See “Environmental and Other Governmental Regulation” for a more detailed discussion of the Jones Act. Internationally, our OSVs compete against other U.S. owners, as well as foreign owners and operators of OSVs. Some of our international competitors may benefit from a lower cost basis in their vessels, which are not generally constructed in high-cost U.S. shipyards, as well as from lower crewing costs and favorable tax regimes. While foreign vessel owners cannot engage in U.S. coastwise trade, some cabotage laws in other parts of the world permit waivers for foreign vessels if domestic vessels are unavailable. We, and other U.S. and foreign vessel owners have been able to obtain such waivers in the foreign jurisdictions in which we operate.

Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Accordingly, competition in the MPSV industry is global in nature and is more greatly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project. Our 430 class MPSVs have DP-3 systems, which increase their uniqueness in the international market and their ability to support highly specialized operations for which customers require a high-end dynamic positioning solution. Our 370 class MPSVs are Jones Act-qualified DP-2 classed vessels. Unlike most MPSVs that do not carry significant amounts of deck or bulk cargo, these vessels will compete for projects with other international MPSVs as well as participate in the GoM OSV market as large-capacity carriers of drilling fluids, petroleum products and deck cargos in support of deepwater exploration, development and production operations.

Although some of our principal competitors are larger, have greater financial resources and have more extensive international operations than we do, we believe that our operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our new generation OSVs range from less than one year to twelve years. In fact, one-third of our active new generation OSVs have been placed in service since January 1, 2008. The average age of the industry’s conventional U.S.-flagged OSV fleet is approximately 30 years. We believe that most of these older vessels are stacked and many of them will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in service and greater customer interest in deep well, deepwater and ultra-deepwater drilling activity.

Competition for MPSVs differs from OSVs in that MPSVs that do not have coastwise trade privileges might be permitted to operate in the GoM provided they do not engage in certain activities that are reserved for Jones Act-qualified vessels. Consequently, our U.S. flag DP-2 MPSVs may face more competition from foreign-flagged vessels in the GoM than do our OSVs. In addition, while operating in the GoM, our foreign-flagged DP-3 MPSVs are required to utilize U.S. crews while foreign owned vessels are not. U.S. crews are often more expensive than foreign crews. Also, foreign MPSV owners may have more favorable tax regimes than ours. Consequently, prices for foreign-owned MPSVs in the GoM are often lower than prices we can charge. Finally, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. Our OSVs, by contrast, are usually contracted by oil companies, which do not own their own vessels and therefore do not compete with us.

Our Downstream Segment

General

The domestic tank barge industry provides marine transportation of crude oil, petroleum products and petrochemicals by ocean-going tugs and tank barges and is a critical link in the U.S. petroleum distribution chain. The largest domestic tank barge market is on the East Coast. The largest tank barge market in the northeastern United States is New York Harbor. Petroleum products are transported in the northeastern United States through a vast network of terminals, tankers and pipelines. Imported petroleum products are primarily delivered to

New York Harbor as it has the capacity to receive products in cargo lots of 50,000 tons or more per tanker. By contrast, draft limitations in most New England ports and drawbridge limitations in Boston, Massachusetts and Portland, Maine limit the average cargo-carrying capacity of direct imports into many of the largest New England ports to about 30,000 tons per tanker. As larger petroleum tankers are being built, we believe that direct delivery into New York Harbor has favorably impacted tank barge demand for lightering services and further shipment to New England, the Hudson River and Long Island.

We offer marine transportation, distribution and logistics services primarily in the northeastern United States, GoM, Great Lakes and Puerto Rico with our active Downstream fleet of nine double-hulled tank barges and ten ocean-going tugs. We also own six single-hulled tank barges and six ocean-going tugs that are stacked. We provide our services to major integrated oil companies, independent refineries and oil traders. Generally, a tug and tank barge work together as a tow to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either “clean” or “dirty”. Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts.

Oil Pollution Act of 1990

OPA 90 mandates that all single-hulled tank vessels operating in U.S. waters be removed from petroleum transportation service according to a set time schedule. Based on data provided by a U.S. Coast Guard report dated September 2001, 5.5 million barrels of single-hulled tank barge capacity was retired by 2005 and an additional 3.5 million barrels by 2010, as mandated by OPA 90. According to the report, this represented, on a cumulative basis as of each such retirement date; 32% and 52%, respectively, of the total 17.2 million barrel single-hulled tank barge capacity that existed in 2001.

None of our double-hulled tank barges are subject to OPA 90 retirement dates. Of our remaining six single-hulled tank barges, two were retired from U.S. service in 2009 and four will need to be retired from U.S. service or double-hulled prior to January 1, 2015. See the “Government Regulation” section below for more information regarding OPA 90.

The following tables provide information, as of February 15, 2010, regarding our Downstream fleet of 16 tugs and 15 tank barges.

Ocean-Going Tugs

Name	Gross Tonnage	Length (feet)	Year Built (Retrofitted)(1)		Brake Horsepower
Active:
Freedom Service	180	126	1982	(2005)	6,140
Liberty Service	180	126	1982	(2005)	6,140
Patriot Service	198	124	1996	(2006)	6,140
Eagle Service	198	124	1996	(2006)	6,140
Gulf Service	198	126	1979		3,900
Erie Service	98	105	1981	(2008)	3,620
Superior Service	98	105	1981	(2008)	3,620
Huron Service	98	105	1981	(2007)	3,000
Michigan Service	98	105	1981	(2007)	3,000
Sea Service	173	109	1975		2,820
Inactive:(2)
Caribe Service	194	111	1970		3,900
Brooklyn Service	198	105	1975		3,900
Atlantic Service	198	105	1978		3,900
Tradewind Service	183	105	1975		3,200
Spartan Service	126	102	1978		3,000
Bayridge Service	194	100	1981		2,000

(1)	Our first and second TTB newbuild programs included the retrofitting of a total of eight tugs. These vessels were significantly improved and modernized to accommodate our newbuild double-hulled tank barges.
(2)	In recognition of the soft Downstream market conditions for our single-hulled equipment that began early in the second quarter of 2008 and is expected to continue through at least 2010, we stacked six lower horsepower tugs on various dates since April 1, 2008.

Ocean-Going Tank Barges

Name	Barrel Capacity	Length (feet)	Year Built	OPA 90 Date(1)
Active:
Energy 13501	135,380	450	2005	DH
Energy 13502	135,380	450	2005	DH
Energy 11103	112,269	390	2005	DH
Energy 11104	112,269	390	2005	DH
Energy 11105	112,269	390	2005	DH
Energy 8001	81,364	350	1996	DH
Energy 6506	64,282	362	2007	DH
Energy 6507	65,230	362	2007	DH
Energy 6508	65,230	362	2008	DH
Inactive:(2)
Energy 6501	63,875	300	1974	2015
Energy 6502	64,317	300	1980	2015
Energy 6504	66,333	305	1958	2015
Energy 2201	22,556	242	1973	2015
Energy 11102	111,844	420	1979	Retired
Energy 11101	111,844	420	1979	Retired

DH:	OPA 90 limitations are not applicable to these double-hulled vessels.
(1)	Prior to January 1 of the year indicated, according to OPA 90, the vessel must be refurbished as a double-hull or be retired from petroleum transportation service in U.S. waters. For a discussion of OPA 90, see “—Environmental and Other Governmental Regulation” below.
(2)	In recognition of the soft Downstream market conditions for our single-hulled equipment that began early in the second quarter of 2008 and is expected to continue through at least 2010, we commenced stacking all of our single-hulled tank barges on various dates since April 1, 2008. Effective January 1, 2009 and June 17, 2009, the Energy 11102 and Energy 11101 reached their respective OPA 90 phase-out dates and were retired from active service.

Principal Market for Downstream Segment

Major oil companies, refining, marketing and trading companies constitute the majority of our customers for Downstream services. We enter into a variety of contract arrangements with our Downstream customers, including spot and time charters, contracts of affreightment, consecutive voyage contracts and, occasionally, bareboat charters. Our contracts are obtained through competitive bidding, or with established customers through negotiation. We sometimes place charters through the brokerage community, which charges a brokerage commission payable by us. The brokerage commissions are based on the dayrates charged to customers. Our ocean-going tugs and tank barges serve the northeastern U.S. coast, primarily New York Harbor, by transporting both clean and dirty petroleum products to and from refineries and distribution terminals. Our tugs and tank barges have also transported both clean and dirty petroleum products from refineries and distribution terminals in Puerto Rico to the Puerto Rico Electric Power Authority and to utilities located on other Caribbean islands. In addition, we have provided ship lightering, bunkering and docking services in these markets and are well positioned to provide such services to the increasing number of new tankers that are too large to make direct deliveries to distribution terminals and refineries. Also, since 2005, we have accessed new markets for our double-hulled tank barges by performing upstream services for our OSV customers in the deepwater GoM. Re-deploying some of our TTB equipment to the GoM provided additional market opportunities with new downstream customers. Our tug and tank barge fleet has also served the Great Lakes region on a seasonal basis to support increased demand for clean fuels during the summer driving season.

Competition for Downstream Segment

In addition to pricing, which is a significant factor, the basis for competition in the Downstream industry is dependent upon four major determinants:

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

When analyzing our competitive landscape, we consider the blue water, short-haul niche within the East Coast market to be our primary operating domain. In defining the East Coast, we include the entire Atlantic seaboard from the northeastern U.S. to Florida, the GoM region, Puerto Rico and the Great Lakes. The total barrel capacity of all short-haul competitors that are either headquartered or currently operating the majority of their vessels within the East

Coast market is fairly evenly distributed among seven companies that own about 90% of the short-haul fleet; including the barrels that we transport. Competitors in our market niche are primarily comprised of well-established, multi-generational, family-owned businesses, with only two publicly traded companies, including us, having a critical mass of coastwise barges in the size range of 50,000 to 150,000 barrels.

The Company does not anticipate significant competition in the near term from new “greenfield” refined products pipelines or pipeline expansions along its primary transportation routes in the northeastern U.S. or Puerto Rico.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to our consolidated financial statements for further discussion regarding financial information by segment and geographic location.

CUSTOMER DEPENDENCY

The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2009, Military Sealift Command and Shell Oil Company each accounted for more than 10% of our total revenues. For a discussion of significant customers in prior periods, see Note 13 of the notes to our consolidated financial statements.

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

OPA 90 and regulations promulgated pursuant thereto impose a variety of regulations on “responsible parties” related to the prevention and/or reporting of oil spills and liability for damages resulting from such spills. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Under OPA 90, as amended by the Coast Guard and Maritime Transportation Act of 2006, “tank vessels” of over 3,000 gross tons that carry oil or other hazardous materials in bulk as cargo, a term, which includes our tank barges, are subject to liability limits of (i) for a single-hulled vessel, the greater of $3,200 per gross ton or $23.5 million or (ii) for a tank vessel other than a single-hulled vessel, the greater of $2,000 per gross ton or $17.1 million. “Tank vessels” of 3,000 gross tons or less are subject to liability limits of (i) for a single-hulled vessel, the greater of $3,200 per gross ton or $6.4 million or (ii) for a tank vessel other than a single-hulled vessel, the greater of $2,000 per gross ton or $4.3 million. For any vessels, other than “tank vessels,” that are subject to OPA 90, the liability limits are the greater of $1,000 per gross ton or $854,400. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. In addition, there are no liability limits for vessels carrying crude oil from a well situated on the Continental Shelf. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply and certain defenses may not be available. Moreover, OPA 90 imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. As required, we have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our vessels over 300 tons.

OPA 90 also imposes ongoing requirements on a responsible party, including preparedness and prevention of oil spills and preparation of an oil spill response plan. We have engaged the National Response Corporation to serve as our independent contractor for purposes of providing stand-by oil spill response services in all geographical areas of our fleet operations. In addition, our Oil Spill Response Plan has been approved by the U.S. Coast Guard.

OPA 90 requires that all newly-built tank vessels used in the transportation of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. Modifying or replacing existing vessels to provide for double hulls will be required of all single-hulled tank barges and tankers in the industry by the year 2015. Under existing legal requirements, therefore, we will be required to modify or retire from service, before January 1, 2015, the remaining six single-hulled tank barges that have not previously been retired. All six of the single-hulled tank barges that we own were stacked and inactive as of December 31, 2009.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as “CERCLA” or “Superfund,” and similar laws impose liability for releases of hazardous substances into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for response costs, as well as natural resource damages. Under CERCLA, responsible parties include owners and operators of vessels. Thus, we could be held liable for releases of hazardous substances that resulted from operations by third parties not under our control or for releases associated with practices performed by us or others that were standard in the industry at the time.

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

The United States Coast Guard recently has announced proposed regulations that when adopted, would require all of our existing vessels to meet certain standards pertaining to ballast water discharge, on or before certain dates between January 2014 and July 2016. The cost of compliance with these standards is presently unknown; however, some estimates range between $250,000 and $700,000, per vessel, for Phase I compliance and additional amounts thereafter for Phase II compliance.

The United States Environmental Protection Agency (“EPA”) also has recently imposed emissions regulations affecting vessels that operate in the United States. These regulations impose standards that may require modifications to our vessels at a cost that we have as yet been unable to estimate. Moreover, the EPA’s recent decision to regulate “green house gasses” as a pollutant may result in further regulations and compliance costs.

EMPLOYEES

On December 31, 2009, we had 1,025 employees, including 835 operating personnel and 190 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.

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

Downstream services are significantly affected by the strength of the U.S. economy, changes in weather patterns and population growth that affect the consumption of and the demand for refined petroleum products and crude oil. The Downstream market has been historically impacted by seasonal weather patterns. Demand for heating oil in the northeastern United States, which is a significant market for our Downstream services, is generally driven by temperature levels experienced during the winter months. Normal winter conditions in the northeastern United States usually drive demand higher from December through March. However, unseasonably mild winters result in significantly lower demand during such months. In addition, the summer driving season, notwithstanding the impact of general economic trends such as gasoline price volatility, can increase demand for automobile fuel and, accordingly, the demand for our services.

WEBSITE AND OTHER ACCESS TO COMPANY REPORTS AND OTHER MATERIALS

Our website address is http://www.hornbeckoffshore.com/. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other documents that we file with, or furnish to, the Commission pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors—IR Home.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, Commission filings and public conference calls and webcasts. You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Board of Directors Code of Business Conduct and Ethics, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services, Inc., Attn: General Counsel, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

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

The level of offshore oil and gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	changes in capital spending budgets by our customers;

•	unavailability of drilling rigs in the GoM, our principal operating area;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	successful exploration for, and production and transportation of, oil and natural gas from onshore sources;

•	worldwide demand for oil and natural gas;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions and policies;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental and other regulation affecting our customers and their other service providers; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

We expect levels of oil and gas exploration, development and production activity to continue to be volatile and affect the demand for our Upstream and Downstream services.

Oil and natural gas prices are volatile. A downturn in oil prices or further deterioration in natural gas prices is likely to cause a decline in expenditures for exploration, development and production activity, which would likely result in a corresponding decline in the demand for OSVs and MPSVs and thus decrease the utilization and dayrates of our OSVs and MPSVs. Such decreases could continue to negatively impact our financial condition and results of operations. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our OSVs and MPSVs and could adversely affect utilization of our tugs and tank barges.

Increases in the supply of vessels could decrease dayrates.

In addition to our own vessel building programs, certain of our competitors have announced plans to construct new vessels to be deployed in domestic and foreign locations. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-oilfield applications would result in an increase in vessel capacity in our primary market. Additionally, construction of double-hulled, ocean-going tank barges has increased ocean-going tank barge capacity. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs or MPSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in the oil and gas industry on our results of operations and financial condition. Similarly, any increase in the supply of ocean-going tank barges, could not only increase competition for charters and lower utilization and dayrates, which could negatively affect our revenues and profitability, but could also worsen the impact of any reduction in domestic consumption of refined petroleum products or crude oil on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors may bring MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally.

Intense competition in our industry could reduce our profitability and market share.

Contracts for our vessels are generally awarded on an intensely competitive basis. Some of our competitors, including diversified multinational companies in the Upstream segment, have substantially greater financial resources and larger operating staffs than we do. They may be better able to compete in making vessels available more quickly and efficiently, meeting the customer’s schedule and withstanding the effect of declines in dayrates and utilization rates. They may also be better able to weather a downturn in the oil and gas industry. As a result, we could lose customers and market share to these competitors. Some of our competitors may also be willing to accept lower dayrates in order to maintain utilization, which can have a negative impact on dayrates and utilization in both of our market segments.

The failure to successfully complete construction or conversion of our vessels or repairs, maintenance and routine drydockings on schedule and on budget and to utilize such vessels and the other vessels in our fleet at profitable levels could adversely affect our financial condition and results of operations.

We currently have two new generation OSVs under construction. We may plan to construct other such vessels as market conditions warrant. We also routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our construction projects and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments or anticipated revenues with respect to vessels under construction, conversion or for other drydockings. Further, significant cost overruns or delays for vessels under construction, conversion or retrofit not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations. Moreover, customer demand for vessels currently under construction or conversion may not be as strong as we have anticipated, and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability. In addition, our Upstream vessels are sometimes chartered or hired to provide services to a specified drilling rig or project. A delay in the availability of the drilling rig or other project delays may have an adverse impact on our utilization of the contracted vessel and thus on our financial condition and results of operations.

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

Some of the long-term contracts for our vessels and all contracts with governmental entities and national oil companies contain early termination options in favor of the customer; however, some have early termination remedies or other provisions designed to discourage the customers from exercising such options. We cannot assure that our customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with us. Until replacement of such business with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business on economically equivalent terms.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board, the Environmental Protection Agency and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the United States Coast Guard and Customs Service is authorized to inspect vessels at will. Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, or operational changes. While we endeavor to comply with all applicable laws, we might not and our failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect our financial condition and results of operations.

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

Finally, we are subject to the Merchant Marine Act of 1920, commonly referred to as the Jones Act, which requires that vessels engaged in coastwise trade to carry cargo between U.S. ports be documented under the laws of the United States and be controlled by U.S. citizens. We endeavor to ensure that we would be determined to be a U.S. citizen as defined under these laws by including in our certificate of incorporation certain restrictions on the ownership of our capital stock by non-U.S. citizens and establishing certain mechanisms to maintain compliance with these laws. If we are determined at any time not to be in compliance with these citizenship requirements, our vessels would become ineligible to engage in the coastwise trade in U.S. domestic waters, and our business and operating results would be adversely affected. The Jones Act’s provisions restricting coastwise trade to vessels controlled by U.S. citizens have recently been circumvented by foreign interests that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for coastwise trade. Legal challenges against such actions are difficult, costly to pursue and are of uncertain outcome. To the extent such efforts are successful and foreign competition is permitted, such competition could have a material adverse effect on domestic companies in the offshore service vessel industry and on our financial condition and results of operations. In addition, in the interest of national defense, the Secretary of Homeland Security is authorized to suspend the coastwise trading restrictions imposed by the Jones Act on vessels not controlled by U.S. citizens. Such a waiver was issued following Hurricane Katrina and was in effect on a temporary basis for tank vessels that carried petroleum products. A more limited waiver continues in existence for vessels that carry petroleum cargoes from the Strategic Petroleum Reserve.

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

The occurrence of any of these events may result in damage to or loss of our vessels and their tow or cargo or other property and injury to passengers and personnel. If any of these events were to occur, we could be exposed to liability for resulting damages and possible penalties, that pursuant to typical marine indemnity policies, we must pay and then seek reimbursement from our insurer. Affected vessels may also be removed from service and thus be unavailable for income-generating activity. While we believe our insurance coverage is at adequate levels and insures us against risks that are customary in the industry, we may be unable to renew such coverage in the future at commercially reasonable rates. Moreover, existing or future coverage may not be sufficient to cover claims that may arise and we do not maintain insurance for loss of income resulting from a marine casualty.

Our expansion of operations into international markets and shipyard activities in foreign shipyards subjects us to risks inherent in conducting business internationally.

Over the past several years we have derived an increasing portion of our revenues from foreign sources. In addition, certain of our shipyard repair and procurement activities are being conducted with foreign vendors. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel seizure or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, kidnapping of or assault on personnel, piracy, adverse tax consequences, difficulties and costs of staffing international operations and language and cultural differences. We do not hedge against foreign currency risk. While we endeavor to contract in U.S. Dollars when operating internationally, some contracts may be denominated in a foreign currency, which would result in a foreign currency exposure risk. All of these risks are beyond our control and difficult to insure against. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.

We may lose the right to operate in some international markets in which we have a presence.

In certain foreign markets in which we operate, most notably Mexico and Brazil, we depend upon governmental waivers of cabotage laws. These waivers could be revoked or made more burdensome, which could result in our inability to continue our operations or materially increase the costs of operating in such foreign locations.

Future results of operations depend on the long-term financial stability of our customers.

Some of the contracts we enter into for our vessels are full utilization contracts with initial terms ranging from one to five years. We enter into these long-term contracts with our customers based on a credit assessment at the time of execution. Our financial condition in any period may therefore depend on the long-term stability and creditworthiness of our customers. We can provide no assurance that our customers will fulfill their obligations under our long-term contracts and the insolvency or other failure of a customer to fulfill its obligations under such contract could adversely affect our financial condition and results of operations.

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

Restrictions contained in the indentures governing our 6.125% senior notes due 2014 and our 8.000% senior notes due 2017 and in the agreement governing our revolving credit facility may limit our ability to obtain additional financing and to pursue other business opportunities.

Covenants contained in the indentures governing our 6.125% senior notes due 2014 and our 8.000% senior notes due 2017 and in the agreement governing our revolving credit facility require us to meet certain financial tests, which may limit or otherwise restrict:

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

Our business has high fixed costs. Downtime or low productivity due to reduced demand, as experienced in 2009, weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors such as volatility in our vessel dayrates, changes in utilization, vessel incidents and other unforeseen matters. Many of these factors that may cause our actual financial results to vary from our publicly disclosed earnings guidance and forecasts are outside of our control.

Our actual financial results might vary from those anticipated by us or by securities analysts and investors, and these variations could be material. From time to time we publicly provide earnings or other forms of guidance, which reflect our projections about future dayrates, utilization, operating costs and capital structure, among other factors. These numerous assumptions may be impacted by factors that are beyond our control and might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, when such projections are made, actual results could be materially different.

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

Our future results may be impacted by continued volatility, weakness or further deterioration in the debt and equity capital markets. Inflation, deflation, or other adverse economic conditions may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments, the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under our revolving credit agreement. Additionally, credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.

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

ITEM 1B—Unresolved Staff Comments

None.

ITEM 2—Properties

Our principal executive offices are in Covington, Louisiana, where we lease approximately 61,000 square feet of office space under leases expiring in September 2013. Our operating offices are located in Port Fourchon, Louisiana, and Brooklyn, New York. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Our principal properties as of December 31, 2009 are as follows:

Location	Description	Segment Using Property	Owned/Leased
Covington, LA	Corporate Headquarters	Corporate	Leased
Madisonville, LA	Warehouse	Upstream	Leased
Brooklyn, NY	Dock, Office, Warehouse, Yard	Downstream	Leased
Port Fourchon, LA	Dock, Office, Warehouse, Yard	Upstream/Downstream	Leased

Item 3—Legal Proceedings

In April 2008, Superior Offshore International, Inc., or Superior Offshore, announced that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Superior Offshore was the charterer of the HOS Achiever, a vessel that the Company acquired from Superior Offshore in January 2008, for the period October 1, 2008 through October 1, 2013, and cancellable by Superior Offshore as of March 29, 2009. In early January 2009, Superior Offshore obtained an order from the Bankruptcy Court approving the rejection of the HOS Achiever charter pursuant to the provisions of section 365 of the Bankruptcy Code. The rejection of the HOS Achiever charter constituted a breach of the charter. The Company filed a proof of claim in the Superior Offshore bankruptcy case for payment of rejection damages associated with the breach of the charter. In late January 2009, Superior Offshore obtained confirmation of its Chapter 11 Plan of Reorganization. On May 22, 2009, Superior Offshore commenced an adversary proceeding against the Company in the Bankruptcy Court to set aside the HOS Achiever charter and objecting to the Company’s amended proof of claim. In the adversary proceeding, the Liquidating Plan Agent of Superior Offshore also asserted that (i) the Company’s draw-down on the letter of credit was not permitted by law, (ii) such funds must be returned to the bankruptcy estate and (iii) the Company was liable for punitive damages. In July 2009, the Company filed an Answer, Affirmative Defenses and Counterclaims vigorously contesting the claims in the adversary proceeding. The adversary proceeding was settled on December 11, 2009, and the Bankruptcy Court dismissed the Liquidating Plan Agent’s adversarial claim with prejudice. The Company has received all payments due under the stipulation and settlement with the Liquidating Plan Agent. As a result of the settlement, the Company achieved a recovery of 92.3% of its total claims, which resulted in the collection of an incremental $7.9 million in cash from the bankruptcy estate and incremental revenue recognition of $4.0 million in December 2009.

Item 4—Reserved

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly period indicated, the high and low sale prices for our common stock as reported by the NYSE during 2009 and 2008.

	2009		2008
	High	Low	High	Low
First Quarter	$20.51	$10.28	$49.08	$37.15
Second Quarter	$30.76	$15.00	$59.43	$43.55
Third Quarter	$28.22	$18.60	$56.71	$33.67
Fourth Quarter	$30.55	$21.40	$38.39	$12.56

On January 31, 2010, we had 29 holders of record of our common stock.

We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. Any future payment of cash dividends will depend upon the financial condition, capital requirements, plans to reduce our long-term debt and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 6.125% senior notes and our 8.000% senior notes and the agreement governing our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 of the notes to our consolidated financial statements for further discussion.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except operating and per share data)

Our selected historical consolidated financial information as of and for the periods ended December 31, 2009, 2008, 2007, 2006, and 2005 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues	$385,948	$432,084	$338,970	$274,551	$182,586
Operating expenses	161,188	164,532	126,876	95,591	66,910
Depreciation and amortization(1)	93,369	52,002	35,169	32,021	27,270
General and administrative expenses	30,844	37,155	32,857	28,388	20,327
Gain on sale of assets	1,147	8,402	1,859	1,854	1,893
Operating income	101,694	186,797	145,927	120,405	69,972
Loss on early extinguishment of debt	—	—	—	—	1,698
Interest income	482	1,525	18,414	16,074	3,178
Interest expense	21,024	8,331	21,299	18,866	12,558
Other income(2)	(597)	190	(43)	70	87
Income (loss) before income taxes	80,555	180,181	142,999	117,683	58,981
Income tax expense	30,155	64,379	51,782	42,727	21,538
Net income	50,400	115,802	91,217	74,956	37,443
Per Share Data:
Basic net income	$1.94	$4.48	$3.55	$2.78	$1.67
Diluted net income	$1.87	$4.29	$3.45	$2.73	$1.64
Weighted average basic shares outstanding	26,040	25,840	25,662	26,966	22,369
Weighted average diluted shares outstanding(3)	26,975	27,020	26,467	27,461	22,837
Balance Sheet Data (at period end):
Cash and cash equivalents	$51,019	$20,216	$173,552	$474,261	$271,739
Working capital	85,736	66,069	214,266	489,261	290,471
Property, plant, and equipment, net	1,602,663	1,405,340	956,558	532,158	462,041
Total assets	1,786,348	1,595,743	1,265,399	1,098,587	796,675
Total long-term debt(4)	746,674	618,519	484,076	475,282	299,449
Total stockholders’ equity	797,063	736,900	606,147	502,280	429,495
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$183,244	$206,832	$138,550	$131,996	$75,806
Investing activities	(263,050)	(487,293)	(442,032)	(87,344)	(120,617)
Financing activities	110,590	127,109	2,710	157,797	262,202
Other Financial Data (unaudited):
EBITDA(5)	$194,466	$238,989	$181,053	$152,496	$95,631
Capital expenditures	273,646	505,105	447,915	91,418	124,964
Other Operating Data (unaudited):
Offshore Supply Vessels:
Average number of new generation OSVs(6)	43.2	36.4	29.0	25.0	24.6
Average new generation OSV fleet capacity (deadweight)	105,858	84,892	67,739	59,042	57,658
Average new generation OSV vessel capacity (deadweight)	2,448	2,329	2,341	2,362	2,341
Average new generation OSV utilization rate(7)	79.9%	95.4%	93.3%	90.3%	96.2%
Effective new generation OSV utilization rate(8)	88.0%	95.4%	93.3%	90.3%	96.2%
Average new generation OSV dayrate(9)	$21,348	$22,939	$21,505	$19,380	$13,413
Effective dayrate(10)	$17,057	$21,884	$20,064	$17,500	$12,903
Double-hulled Tank Barges(11):
Average number of tank barges(12)	9.0	8.8	6.5	6.0	2.5
Average fleet capacity (barrels)(12)	884,621	872,347	719,354	685,902	275,437
Average barge capacity (barrels)	98,291	98,824	109,943	114,317	98,586
Average utilization rate(7)	71.5%	85.0%	92.4%	97.9%	92.6%
Average dayrate(13)	$21,138	$21,806	$23,026	$24,539	$17,409
Effective dayrate(10)	$15,114	$18,535	$21,276	$24,024	$16,121

(1)	In June 2009, we recorded a pre-tax non-cash asset impairment charge of $25.8 million related to ten single-hulled tank barges and six ocean-going tugs. This impairment charge is reflected in depreciation expense for the year ended December 31, 2009. The Company’s amortization expense for such period includes a $0.9 million pre-tax non-cash charge for the write-off of remaining goodwill associated with our Downstream segment. Effective January 1, 2007, we modified our assumptions regarding estimated salvage values for its marine equipment. Salvage values for marine equipment are estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. For the year ended December 31, 2007, this change in estimated salvage values resulted in an increase in operating income, net income and diluted earnings per share of approximately $6.2 million, $4.0 million and $0.15, respectively. Our depreciation expense for vessels that were in service as of January 1, 2007, as well as for vessels placed in service after that date, are expected to be lower for the remaining estimated useful life of such assets based on the change in our estimated salvage values.
(2)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.
(3)	For the years ended December 31, 2009, 2008, 2007, 2006, and 2005 stock options representing rights to acquire 414, 3, 146, 323, and 42 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes and related unamortized compensation. See Note 3 of our consolidated financial statements for more information on diluted shares outstanding.
(4)	Excludes original issue discount associated with our 6.125% senior notes in the amount of $341, $398, $453, $503, and $551 as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively, original issue discount associated with our 8.000% senior notes in the amount of $6,980 as of December 31, 2009 and original issue discount associated with our 1.625% convertible senior notes in the amount of $46,005, $56,083, $65,471, and $74,215 as of December 31, 2009, 2008, 2007, and 2006, respectively.
(5)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(6)	We owned 47 new generation OSVs as of December 31, 2009. For the year ended December 31, 2009, our average number of new generation OSVs above includes the HOS Lode Star, the HOS Silver Arrow, and the HOS Sweet Water, three newly constructed 240 ED class OSVs that were placed in service under our fourth OSV newbuild program in February 2009, October 2009, and December 2009, respectively. The HOS Mystique, the HOS Black Powder, the HOS Westwind, and the HOS Eagleview are four 250 EDF class OSVs that were also placed in service under our fourth OSV newbuild program in January 2009, June 2009, June 2009, and October 2009, respectively. The HOS Coral, our only 290 class OSV under our fourth OSV newbuild program, was placed in service March 2009. For the year ended December 31, 2008, our average number of new generation OSVs above includes the HOS Polestar, HOS Shooting Star, and HOS North Star, three newly constructed 240 ED class OSVs that were placed in service under our fourth OSV newbuild program in May 2008, July 2008, and November 2008, respectively, and the HOS Resolution, a 250 EDF class OSV that was also placed in service under our fourth OSV newbuild program in October 2008. Also included are ten new generation OSVs that were acquired in August 2007. Excluded from this data are ten conventional OSVs that were also acquired in August 2007, seven of which were sold on various dates in 2008 and 2009. Our three remaining conventional OSVs, which are stacked, are considered non-core assets.
(7)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(8)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(9)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(10)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(11)	Other operating data for tugs and tank barges reflects only the results from our double-hulled tank barges as our single-hulled tank barges, which are stacked, are considered non-core assets. Our active Downstream fleet is currently comprised of nine double-hulled barges and ten ocean-going tugs.
(12)	The averages for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 include the Energy 6506, Energy 6507 and Energy 6508, three double-hulled tank barges delivered under our second TTB newbuild program in August 2007, November 2007, and March 2008, respectively. As of December 31, 2009, our double-hulled tank barge fleet consisted of nine vessels.
(13)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.

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

The following table provides the detailed components of EBITDA as we define that term for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 respectively (in thousands). Information for years prior to 2009 has been reclassified to conform to the 2009 presentation.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Components of EBITDA:
Net income	$50,400	$115,802	$91,217	$74,956	$37,443
Interest, net:
Debt obligations	21,024	8,331	21,299	18,866	12,558
Interest income	(482)	(1,525)	(18,414)	(16,074)	(3,178)

Total interest, net	20,542	6,806	2,885	2,792	9,380

Income tax expense	30,155	64,379	51,782	42,727	21,538
Depreciation	69,461	33,498	22,950	24,070	19,954
Amortization	23,908	18,504	12,219	7,951	7,316

EBITDA	$194,466	$238,989	$181,053	$152,496	$95,631

The following table reconciles EBITDA to cash flows provided by operating activities for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 respectively (in thousands).

	Year Ended December 31,
	2009	2008	2007	2006	2005
EBITDA Reconciliation to GAAP:
EBITDA	$194,466	$238,989	$181,053	$152,496	$95,631
Cash paid for deferred drydocking charges	(19,234)	(19,773)	(19,812)	(12,881)	(6,827)
Cash paid for interest	(24,201)	(24,981)	(22,644)	(18,537)	(17,888)
Cash paid for taxes	(15,520)	(6,119)	(4,799)	(1,398)	—
Changes in working capital	41,117	15,406	(986)	8,797	5,139
Stock-based compensation expense	8,704	10,815	7,390	5,196	—
Loss on early extinguishment of debt	—	—	—	—	1,698
Changes in other, net	(2,088)	(7,505)	(1,652)	(1,677)	(1,947)

Cash flows provided by operating activities	$183,244	$206,832	$138,550	$131,996	$75,806

In addition, we also make certain adjustments to EBITDA for loss on early extinguishment of debt, stock-based compensation expense and interest income to compute ratios used in certain financial covenants of our revolving credit facility with various lenders. We believe that these ratios are a material component of certain financial covenants in such credit agreements and failure to comply with the financial covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility. The applicable covenants contained in our credit facility are described in the Liquidity and Capital Resources section of Item 7.

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2009	2008	2007	2006	2005
Loss on early extinguishment of debt	$—	$—	$—	$—	$1,698
Stock-based compensation expense	8,704	10,815	7,390	5,196	—
Interest income	482	1,525	18,414	16,074	3,178

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

Outlook

The continued weakness in the overall economy, and volatile and depressed commodity prices, especially natural gas prices, have resulted in less exploration, development and production spending by our customers. Consequently, we are experiencing weakened demand for our services, which is having a corresponding negative impact on our dayrates and utilization. The ultimate extent of such weakened demand and how long it may last is not predictable. In addition, the construction of deepwater drilling rigs, which are a demand driver for our Upstream segment, may be cancelled or delayed in the current climate. The weakness in demand for our services has manifested itself at a time when we are completing the construction of new OSVs and MPSVs. While, as is discussed below, several of our OSVs have been or will be delivered to customers under existing contracts, that is not the case for our MPSVs, which have been or will be delivered into the spot market. Although we believe that the long-term market for these vessels will likely strengthen, we anticipate short-term weakness affecting our MPSVs, which may last for several quarters. Moreover, many existing contracts that were entered into prior to 2009 have expired in 2009 or will expire on various dates in 2010. We do not expect that contract renewals or replacements will be on terms as favorable as those that existed prior to expiration. For example, several OSV time charter contracts expired during the fourth quarter of 2009. Such contracts were previously fixed in 2008 at dayrates in the range of $20,000 to $36,000. These vessels worked in the spot market during the remainder of the fourth quarter of 2009 at dayrates that were roughly 30% to 50% lower than their previously contracted rates.

Asset Impairment

In the second quarter of 2009, triggering events occurred which resulted in our performing impairment tests on our Downstream segment assets as well as the conventional OSVs in our Upstream Segment. As a result of these impairment tests, we recorded a non-cash asset impairment charge of $25.8 million, or $0.60 per diluted share, related to ten single-hulled tank barges and six ocean-going tugs, and a $0.9 million, or $0.02 per diluted share, non-cash charge for the write-off of remaining goodwill associated with our Downstream segment. Based on the analysis performed, no impairment existed for any of the six conventional OSVs that we owned at that time. The specific triggering events were the

Downstream segment operating loss for the quarter ended June 30, 2009, the lack of any material new contracts for our Downstream equipment since March 31, 2009, and the lack of any expected change in performance for that segment in the near term. As of June 30, 2009, we had stacked all six of our conventional OSVs, which we considered to be a triggering event for those specific assets. No new triggering events have occurred since June 30, 2009. In addition, recent asset sales and the results of a third-party appraisal obtained during the fourth quarter of 2009 provide evidence that no further impairment exists as of December 31, 2009.

Upstream Segment

Our average new generation OSV dayrates for the year ended December 31, 2009 were approximately $21,000 and our average new generation OSV utilization was approximately 80%. The significant drop in the price of oil and natural gas since their peak in 2008 has increasingly affected our new generation OSV effective dayrates during 2009. OSV market conditions in the U.S. Gulf of Mexico, or GoM, have continued to deteriorate, particularly for our 200 class vessels. This vessel class has experienced an annual effective, or utilization-adjusted, dayrate decrease of over $6,500 from the year ended December 31, 2008 and spot dayrates decreased nearly 50% from the spot dayrates experienced in late-2008. The extended soft OSV market conditions in the GoM have also affected demand for our larger 240 class and 265 class OSVs. Average dayrates for these larger OSV classes decreased approximately $4,000 and effective dayrates for our 240 and 265 class vessels were down approximately $6,400 compared to the year ended December 31, 2008. The OSV demand outlook in the GoM is not expected to change in the near term based on various market indicators such as rig counts and oil and gas industry capital spending budgets for 2010. In recognition of the current and forecasted soft demand for such vessels, we elected to stack ten 200 class new generation OSVs on various dates since May 2009. During December 2009, we returned to service two of these inactive vessels and plan to unstack a third vessel during the second quarter of 2010 for deployment on long-term contracts in Latin America. However, we expect to have eight new generation OSVs stacked during 2010.

Because 2009 was the first full-year in which we operated any MPSVs and because these vessels were introduced into our fleet throughout the course of 2009, we have limited operating experience data and market information against which to judge their future performance. While we have had some measure of success with our newly delivered MPSVs, these vessels have also been impacted by the trough market conditions in the GoM. Fleetwide MPSV effective dayrates have trended about 25% lower than what we originally projected for 2009; however, as noted, 2009 was an introductory year for these vessels. We expect soft market conditions to have a continuing impact on dayrates and utilization of these vessels in fiscal year 2010. Because these vessels, when operating, have worked at dayrates that are often considerably higher than OSV dayrates, their contribution can significantly increase volatility in our results of operations. We may elect during 2010 to take advantage of soft market conditions to make improvements to certain of our MPSVs, which would further impact their utilization during the period of such modifications.

As of December 31, 2009, our 39 active new generation OSVs and three MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	27
Other U.S. coastlines	4

31

Foreign(1)
Latin America	9
Middle East	2

11

Total Upstream Vessels	42

(1)	Our Upstream foreign areas of operation generally include the following countries: Mexico, Qatar, Brazil and Trinidad.

OSV Newbuild Program. Of the 16 new generation DP-2 OSVs under our fourth OSV newbuild program, eleven have been awarded customer contracts prior to their shipyard delivery. Three of the 240 ED class OSVs under this program, the HOS Lode Star, the HOS Silver Arrow, and the HOS Sweet Water, were placed in service in February 2009, October 2009, and December 2009, respectively. Four of the 250 EDF class vessels under this program, the HOS Mystique, the HOS Black Powder, the HOS Westwind, and the HOS Eagleview were placed in service in January 2009, June 2009, June 2009, and October 2009, respectively. Our only 290 class vessel under this program, the HOS Coral was placed in service in March 2009. The HOS Arrowhead and HOS Pinnacle, the sixth and seventh newbuild 250 EDF class vessels delivered under this program, commenced operations in January 2010 and February 2010, respectively. We have two remaining 250 EDF class OSVs that we expect to place in service during the late third quarter of 2010. Upon their delivery, all of our announced newbuild programs will be concluded. For further information regarding our fourth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.

MPSV Program. The HOS Achiever, originally placed in service on October 1, 2008, is the first of two foreign-built 430 class DP-3 MPSVs to be delivered under our MPSV program. During the first quarter of 2009, we placed in service, the HOS Centerline, the first of two converted Jones Act-qualified 370 class DP-2 MPSVs to be delivered under this program. During the fourth quarter of 2009, we placed in service, the HOS Iron Horse, a 430 class DP-3 MPSV. The only remaining vessel to be delivered under this program, the HOS Strongline, a 370 class DP-2 MPSV, is expected to be placed in service late in the first quarter of 2010. We also have an exclusive four-year option to construct two additional “sister vessels” based on the same 430 class DP-3 MPSV design at a U.S. shipyard of our choice, which would qualify for domestic coastwise trade under the Jones Act. For further information regarding our MPSV program, please refer to the Capital Expenditures and Related Commitments section.

The HOS Centerline has received final regulatory approvals to operate under subchapters “L”, “I”, “D”, and “O”. We took advantage of general softness in the market to make some final modifications needed to comply with the subchapter “D” and “O” requirements. In connection with these requirements, the HOS Centerline experienced approximately 50 days out-of-service during 2009. We believe that this vessel is now, not only the largest supply vessel in the world, but also the only vessel in the world to have received certifications by the United States Coast Guard allowing operations as a supply vessel, industrial/construction vessel and as a petroleum and chemical tanker. We expect that the HOS Strongline, the sister vessel to the HOS Centerline, will also receive these four regulatory notations during 2010.

All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for one foreign-flagged AHTS vessel, one foreign-flagged well stimulation vessel, two foreign-flagged new generation OSVs and two foreign-flagged MPSVs.

Downstream Segment

As of December 31, 2009, our Downstream fleet was comprised of a mix of nine double-hulled tank barges, four single-hulled tank barges and 16 ocean-going tugs. In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008, we stacked all of our single-hulled tank barges and six lower horsepower tugs on various dates since the first quarter of 2008. Six of our stacked single-hulled barges were sold during 2009. The unfavorable revenue impact of stacking barges and tugs was partially offset by the reduced operating expenses associated with the lower cost of maintaining stacked equipment. Weak demand for Downstream equipment during 2009 has also impacted double-hulled tank barge utilization and dayrates, particularly for our black-oil equipment. We anticipate these weak market conditions will continue throughout 2010, and may result in our decision to stack or dispose of double-hulled tank barges in 2010. We do not expect to return to active service any of the currently stacked single-hulled barges in our Downstream fleet. With the protracted weak demand for tugs and tank barges coupled with the expansion of our Upstream fleet, we expect our Downstream segment to represent a much smaller portion of our consolidated operating results compared to historical trends.

Operating Costs

Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization. By stacking under-utilized vessels, we have been able to realize some reductions in our operating costs.

In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the U.S. Coast Guard and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. While we can defer required drydockings of stacked vessels, we will be required to conduct any deferred drydockings prior to such vessels returning to service.

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

Carrying Value of Vessels. We depreciate our tugs, tank barges, OSVs, and MPSVs over estimated useful lives of 14 to 25 years, three to 25 years, five to 25 years and 25 years, respectively. The shorter useful lives relate to acquired vessels. Salvage values for marine equipment range between 5% and 25% of the originally recorded cost, depending on vessel type. The useful lives used for single-hulled tank barges are based on their retirement date classification under OPA 90, and for double-hulled tank barges it is 25 years. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may again be events or changes in circumstances in the future that indicate that recovery of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of a vessel and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with a vessel. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, we would be required to recognize an impairment loss. Please refer to Note 14 of our consolidated financial statements included herein.

Recertification Costs. Our vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. Recertification costs can be accounted for in one of two ways: (1) defer and amortize or (2) expense as incurred. We defer and amortize recertification costs over the length of time that the recertification is expected to last, which is generally 30 months. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. Inherent in this process are judgments we make regarding whether the specific cost incurred is capitalizable and the period that the incurred cost will benefit.

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

Income Taxes. We follow accounting standards for income taxes as set forth by the Financial Accounting Standards Board which requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future. In addition, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in operating expense.

Stock-Based Compensation Expense. In accordance with accounting standards set forth by the Financial Accounting Standards Board all share-based payments to employees and directors, including grants of stock options and restricted stock are recognized in the income statement based on their fair values.

Convertible Senior Notes. Effective January 1, 2009, we retroactively applied new accounting rules set forth by the Financial Accounting Standards Board regarding the Company’s 1.625% convertible senior notes due 2026, or convertible senior notes. The new requirements state that the liability and equity components of a convertible debt instrument that may be settled in cash upon conversion be accounted for separately so that an entity’s accounting reflects additional non-cash original issue discount, or OID, interest expense to match the non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. We applied a non-convertible debt borrowing rate of 7.125% upon adoption of these new rules based on quoted market prices for our 6.125% senior notes due 2014 on the date the convertible senior notes were issued. The impact of this requirement has resulted in a material increase to our non-cash OID interest expense for financial statements covering the periods ended December 31, 2006 through December 31, 2013. The additional interest costs are being amortized over the period ending November 15, 2013, which is the date that the convertible senior notes are first putable by the convertible note holders.

For the year ended December 31, 2009, the impact of incremental non-cash OID interest expense related to this new accounting treatment on our income before taxes, net income and diluted earnings per share was $4.5 million, $2.8 million and $0.10, respectively.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services. We have excluded MPSV results because fiscal years 2008 and 2009 were introductory operating years for these vessels.

	Years Ended December 31,
	2009	2008	2007
Offshore Supply Vessels:
Average number of new generation OSVs(1)	43.2	36.4	29.0
Average new generation OSV fleet capacity (deadweight)	105,858	84,892	67,739
Average new generation vessel capacity (deadweight)	2,448	2,329	2,341
Average new generation OSV utilization rate(2)	79.9%	95.4%	93.3%
Effective new generation OSV utilization rate(7)	88.0%	95.4%	93.3%
Average new generation OSV dayrate(3)	$21,348	$22,939	$21,505
Effective dayrate(4)	$17,057	$21,884	$20,064
Double-hulled Tank Barges:
Average number of double-hulled tank barges(5)	9.0	8.8	6.5
Average fleet capacity (barrels)	884,621	872,347	719,354
Average barge size (barrels)	98,291	98,824	109,943
Average utilization rate(2)	71.5%	85.0%	92.4%
Average dayrate(6)	$21,138	$21,806	$23,026
Effective dayrate(4)	$15,114	$18,535	$21,276

(1)	We owned 47 new generation OSVs as of December 31, 2009. For the year ended December 31, 2009, our average number of new generation OSVs above includes the HOS Mystique, HOS Lode Star, HOS Coral, HOS Black Powder, HOS Westwind, HOS Silver Arrow, HOS Eagleview and the HOS Sweet Water, which are eight newly constructed OSVs that were placed in service under our fourth OSV newbuild program in January 2009, February 2009, March 2009, June 2009, June 2009, October 2009, October 2009, and December 2009, respectively. As of December 31, 2009, eight new generation OSVs were stacked. For the year ended December 31, 2008, our average number of new generation OSVs above includes the HOS Polestar, HOS Shooting Star, HOS Resolution and HOS North Star, four newly constructed OSVs that were placed in service under our fourth OSV newbuild program in May 2008, July 2008, October 2008 and November 2008, respectively. Also included are ten new generation OSVs that were acquired in August 2007. Excluded from this data are ten conventional OSVs that were also acquired in August 2007, seven of which were sold on various dates in 2008 and 2009. We consider our three remaining conventional OSVs to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(4)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(5)	The operating data presented above reflects only the results from our double-hulled tank barges. Our six single-hulled tank barges, all of which have been stacked, have been excluded from our Downstream dayrate and utilization rate information. Our active Downstream fleet is comprised of nine double-hulled barges and ten ocean-going tugs.
(6)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.
(7)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Summarized financial information concerning our reportable segments for the years ended December 31, 2009 and 2008, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2009	2008	$ Change	% Change
Revenues by segment:
Upstream
Domestic	$274,782	$262,199	$12,583	4.8%
Foreign	51,875	72,161	(20,286)	(28.1)

	326,657	334,360	(7,703)	(2.3)

Downstream
Domestic	58,050	88,235	(30,185)	(34.2)
Foreign(1)	1,241	9,489	(8,248)	(86.9)

	59,291	97,724	(38,433)	(39.3)

	$385,948	$432,084	$(46,136)	(10.7)%

Operating expenses by segment:
Upstream	$121,488	$111,256	$10,232	9.2%
Downstream	39,700	53,276	(13,576)	(25.5)

	$161,188	$164,532	$(3,344)	(2.0)%

Depreciation and amortization by segment:
Upstream	$50,740	$32,958	$17,782	54.0%
Downstream(2)	42,629	19,044	23,585	123.8

	$93,369	$52,002	$41,367	79.5%

General and administrative expenses:
Upstream	$25,641	$26,255	$(614)	(2.3)%
Downstream	5,203	10,900	(5,697)	(52.3)

	$30,844	$37,155	$(6,311)	(17.0)%

Gain on sale of assets:
Upstream	$111	$8,402	$(8,291)	(98.7)%
Downstream	1,036	—	—	> 100.0

	$1,147	$8,402	$(7,255)	(86.3)%

Operating income:
Upstream	$128,899	$172,293	$(43,394)	(25.2)%
Downstream	(27,205)	14,504	(41,709)	>(100.0)

	$101,694	$186,797	$(85,103)	(45.6)%

Interest expense	$21,024	$8,331	$12,693	> 100.0%

Interest income	$482	$1,525	$(1,043)	(68.4)%

Income tax expense	$30,155	$64,379	$(34,224)	(53.2)%

Net income	$50,400	$115,802	$(65,402)	(56.5)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.
(2)	Included in depreciation and amortization is a pre-tax non-cash asset impairment charge of $25.8 million related to ten single-hulled tank barges and six ocean-going tugs as well as a $0.9 million pre-tax non-cash charge for the write-off of remaining goodwill associated with this segment.

Revenues. Revenues for 2009 decreased 10.7%, or $46.1 million, to $385.9 million from 2008 primarily due to a decline in effective, or utilization-adjusted, dayrates for both our Upstream and Downstream segments. These lower dayrates were partially offset by the full and partial-period contribution of Upstream vessels that were added to our fleet since December 31, 2007. For the year ended December 31, 2009, our weighted-average active fleet, including our Upstream and Downstream vessels, was approximately 66 vessels compared to 80 vessels for the same period in 2008.

Revenues from our Upstream segment decreased $7.7 million, or 2.3%, to $326.7 million for 2009 compared to $334.4 million for 2008. The vessels placed in service under our ongoing newbuild and conversion programs accounted for a $46.1 million increase in Upstream revenues. This increase was more than offset by a $34.0 million decrease in revenue from lower effective dayrates for our new generation OSVs that were in service during each of the years ended December 31, 2009 and 2008 and a $19.8 million decrease in revenue from our conventional OSVs that were in service during 2008, but have either been stacked or sold on various dates since then. Our new generation OSV average dayrate was $21,348 in 2009 compared to $22,939 in 2008, a decrease of $1,591 or 6.9%. Our new generation OSV utilization was 79.9% compared to 95.4% in 2008. Our new generation OSV dayrates were driven lower by slack demand for our services resulting from decreased drilling and production activity in the markets in which we operate. Domestic revenues for our Upstream segment increased $12.6 million during 2009 on the basis of our fleet growth, offset by decreased dayrates and utilization. Foreign revenues for our Upstream segment decreased by $20.3 million primarily due to the mobilization of three new generation OSVs from Latin America to the GoM during 2009. However, we mobilized four new generation OSVs back to Latin America from the GoM in December 2009.

Revenues from our Downstream segment decreased $38.4 million, or 39.3%, to $59.3 million for 2009 compared to 2008. The decrease in revenues was driven by soft market conditions that led to our decision to stack all of our single-hulled tank barges and six lower horsepower tugs on various dates since April 30, 2008. The decrease in revenues was partially offset by incremental revenues generated by a double-hulled tank barge performing non-traditional tank barge services and the full-period contribution from one newbuild double-hulled tank barge, the Energy 6508, which was placed in service in March 2008. Our double-hulled tank barge average dayrate was $21,138 in 2009, a decrease of $668, or 3.1%, from $21,806 in 2008. Our double-hulled tank barge utilization was 71.5% for 2009 compared to 85.0% for 2008. The decrease in double-hulled tank barge utilization was driven by reduced demand for petroleum products in the U.S., which we attribute to the depressed state of the economy. During the fourth quarter of 2009, six of these stacked vessels were sold. Foreign revenues for our Downstream segment decreased $8.2 million primarily due to fewer vessels operating in Puerto Rico during 2009 compared to the same period in 2008.

Operating expenses. Operating expenses for 2009 decreased by $3.3 million, or 2.0%, to $161.2 million. This decrease reflects the reduced costs associated with removing from our active operating fleet, through vessel sales or stacking, eight new generation OSVs, six conventional OSVs, six single-hulled barges and six ocean-going tugs since the end of 2008. These fleet reductions were partially offset by the incremental operating costs associated with adding eight new generation OSVs and two MPSVs to our active fleet since 2008 under our fourth OSV newbuild program and MPSV program, respectively. Daily vessel operating costs for 2009 were in-line with 2008 for vessels that operated in both of our segments during 2009 and 2008. We expect that cash operating expenses per OSV vessel-day in fiscal 2010 will be in-line with fiscal 2009 levels for vessels that were in service for each of the past two years, excluding contract-related costs recoverable through higher dayrates or other revenue.

Operating expenses for our Upstream segment were $121.5 million, an increase of $10.2 million, or 9.2%, for 2009 compared to $111.3 million for 2008. Newly constructed vessels placed in service since 2008 accounted for approximately $18.5 million of increased operating expenses during 2009. Excluding the impact of the recent newbuild deliveries, operating expense decreased approximately $8.3 million from 2008 primarily due to the stacking of eight new generation OSVs and the sale or stacking of our conventional OSVs on various dates during 2008 and 2009.

Operating expenses for our Downstream segment were $39.7 million, a decrease of $13.6 million, or 25.5%, for 2009 compared to 2008. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since 2008.

Depreciation and Amortization. Depreciation and amortization was $41.4 million higher for 2009 compared to 2008, substantially due to an asset impairment charge for our Downstream vessels. During the second quarter of 2009, we recorded an asset impairment of $25.8 million, or $0.60 per diluted share, related to the write-down of ten of our single-hulled tank barges and six of our ocean-going tugs to their respective fair values. In addition, we incurred incremental depreciation related to eight OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since 2008. Our depreciation and amortization expense for 2009 also included an approximate $0.9 million, or $0.02 per diluted share, charge for the write-off of remaining goodwill associated with our Downstream segment, which was also recorded during the second quarter of 2009. Excluding the Downstream asset and goodwill impairment charges, depreciation and amortization expense is expected to increase further when the remaining vessels to be delivered under our current newbuild and conversion programs are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expenses. General and administrative expenses of $30.8 million, or 8.0% of revenues, decreased by $6.3 million during 2009 compared to 2008. This decrease is due to lower shore-side incentive compensation and stock-based compensation expense. Our general and administrative expenses are expected to be in the approximate range of 9% to 11% of revenues in 2010.

Gain on Sale of Assets. During 2009, we sold the Stapleton Service, an older, lower-horsepower tug, six single-hulled tank barges, the Energy 5501, Energy 6503, Energy 6505, Energy 7001, Energy 7002 and Energy 8701 and three of our six remaining conventional

OSVs, the Cape Charles, Cape Misty and Cape Hatteras, for net cash proceeds of $10.6 million. We recorded aggregate gains of approximately $1.1 million, or $0.03 per diluted share, on the sales of these vessels. In 2008, we sold four conventional OSVs for net cash proceeds of $17.8 million for an aggregate gain of $8.4 million, or $0.20 per diluted share.

Operating Income. Operating income decreased by $85.1 million, or 45.6%, to $101.7 million during 2009 compared to 2008 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 39.5% for 2009 compared to 51.5% for 2008. The primary driver for this margin decrease relates to lower effective dayrates and lower utilization for our Upstream equipment during 2009 compared to 2008 and higher gains from vessel sales recorded in 2008. We recorded an operating loss of $27.2 million for our Downstream segment for 2009, compared to operating income of $14.5 million for 2008. This decrease primarily relates to the $26.7 million impairment losses discussed above and lower dayrates and utilization for Downstream equipment during 2009.

Interest Expense. Interest expense increased $12.7 million during 2009 compared to 2008. Our interest expense variance was driven by incremental interest resulting from our newly issued 8.000% senior notes due 2017 and lower capitalized interest driven by having fewer vessels under construction in our ongoing newbuild and conversion programs. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased by $1.0 million to $0.5 million during 2009 largely due to lower invested cash balances. The decrease in invested cash balances was driven by cash paid for ongoing newbuild and conversion programs. Our weighted-average cash balance for 2009 was $36.2 million compared to $43.0 million for 2008. The average interest rate earned on our invested cash balances during the year ended December 31, 2009 was 1.5% compared to 3.2% for 2008.

Income Tax Expense. Our effective tax rate was 37.4% and 35.7% for 2009 and 2008, respectively. Our effective rate increased mainly due to a larger effect of permanent book-tax differences on our lower pre-tax income. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. We expect our effective tax rate to be 36.9% in 2010.

Net Income. Net income decreased by $65.4 million, or 56.5%, to $50.4 million for 2009 compared to 2008. This decrease was primarily due to the lower operating income discussed above, as well as a $13.7 million increase in net interest expense.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Summarized financial information concerning our reportable segments for the years ended December 31, 2008 and 2007, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2008	2007	$ Change	% Change
Revenues by segment:
Upstream
Domestic	$262,199	$193,634	$68,565	35.4%
Foreign	72,161	34,721	37,440	107.8

	334,360	228,355	106,005	46.4

Downstream
Domestic	88,235	101,427	(13,192)	(13.0)
Foreign(1)	9,489	9,188	301	3.3

	97,724	110,615	(12,891)	(11.7)

	$432,084	$338,970	$93,114	27.5%

Operating expenses by segment:
Upstream	$111,256	$78,512	$32,744	41.7%
Downstream	53,276	48,364	4,912	10.2

	$164,532	$126,876	$37,656	29.7%

Depreciation and amortization by segment:
Upstream	$32,958	$19,903	$13,055	65.6%
Downstream	19,044	15,266	3,778	24.7

	$52,002	$35,169	$16,833	47.9%

General and administrative expenses:
Upstream	$26,255	$17,865	$8,390	47.0%
Downstream	10,900	14,992	(4,092)	(27.3)

	$37,155	$32,857	$4,298	13.1%

Gain on sale of assets:
Upstream	$8,402	$1,859	$6,543	>100.0%
Downstream	—	—	—	—

	$8,402	$1,859	$6,543	>100.0%

Operating income:
Upstream	$172,293	$113,934	$58,359	51.2%
Downstream	14,504	31,993	(17,489)	(54.7)

	$186,797	$145,927	$40,870	28.0%

Interest expense	$8,331	$21,299	$(12,968)	(60.9)%

Interest income	$1,525	$18,414	$(16,889)	(91.7)%

Income tax expense	$64,379	$51,782	$12,597	24.3%

Net income	$115,802	$91,217	$24,585	27.0%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

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

General and Administrative Expense. General and administrative expenses of $37.2 million or 8.6% of revenues, increased by $4.3 million during 2008 compared to 2007. The 12% increase in general and administrative expenses is primarily due to higher compensation costs and greater FAS 123R stock-based compensation expense related to restricted stock unit awards granted to shore-based employees.

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

Interest Expense. Interest expense decreased $13.0 million during 2008 compared to 2007, primarily as a result of a $16.8 million increase in capitalized interest during 2008 compared to 2007. The increase in capitalized interest resulted from higher cash outlays associated with our ongoing newbuild and conversion programs. The decrease in interest expense was partially offset by the incremental interest incurred on an average balance under our revolving credit facility of $56.7 million for 2008 compared to a zero balance outstanding under such facility for 2007. See “Liquidity and Capital Resources” for further discussion.

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

Net Income. Net income increased by 27.0%, or $24.6 million, to $115.8 million for 2008 compared to 2007 primarily due to the increase in operating income discussed above, which was partially offset by a $3.9 million increase in net interest expense and increased tax expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly during 2010. While we have deferred required drydockings of our stacked vessels, we will be required to conduct any deferred drydockings prior to such vessels returning to service. The drydocking funds required to recertify currently stacked vessels will be dependent upon vessel class, certification requirements and the timing and sustainability of any market recovery.

With the failures of several large banks in the latter-half of 2008, and resulting tight credit conditions, we have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and recently amended revolver capacity will be more than sufficient to operate the Company, complete our remaining newbuild programs and meet our other commitments for the foreseeable future.

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

As of December 31, 2009, we had total cash and cash equivalents of $51.0 million. The remaining construction costs related to our MPSV program and our fourth OSV newbuild program of approximately $5.4 million and $39.1 million, respectively, as of December 31, 2009 have been and will continue to be funded with cash on hand, projected cash flows from operations and borrowings available under our revolving credit facility. During 2009, we used the majority of the net proceeds from a private placement of 8.000% senior notes to pay the then-outstanding $200.0 million balance drawn under our revolving credit facility. In addition, we subsequently amended and extended our revolving credit facility to include an accordion feature that allows for the expansion of the facility up to an aggregate of $350.0 million as discussed in Note 6 to our consolidated financial statements. The revolving credit facility as of February 15, 2010 remains undrawn. As of December 31, 2009, we had a posted letter of credit for $0.9 million and had $249.1 million of credit immediately available under our revolving credit facility. Our liquidity position is primarily dependent upon cash flows generated from operations, shipyard schedules, the achievement of construction milestones, and the potential sale of additional non-core assets. In addition, our liquidity may be affected should we access additional debt or equity financings.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $183.2 million in 2009, $206.8 million in 2008, and $138.6 million in 2007. Operating cash flows decreased from 2008 mainly due to a decline in effective dayrates and utilization for our Upstream and Downstream segments, which was partially offset by the growth of our Upstream fleet. Cash flows from operations for 2009 reflect full- and partial-period contributions from eight additional new generation OSVs and two MPSVs that were placed in service since January 1, 2008. The increase in operating cash flows from 2007 to 2008 was primarily the result of the growth of our operating fleet and an increase in effective dayrates in our Upstream segment. Our cash flows from operations for 2008 reflect a full-period contribution from the OSVs that were acquired in August 2007, three additional double-hulled newbuild tank barges that were placed in service during the second half of 2007 and early 2008 and four newbuild OSVs that were placed in service in 2008. Our cash flows from operations for 2007 reflects a full-year contribution from a tank barge that was returned to service during the fourth quarter of 2006, the partial-year contribution from two additional double-hulled newbuild tank barges that were placed in service during the second half of 2007 and the partial-year contribution from OSVs that were acquired in August 2007. Our cash flows from operations should continue to be favorably impacted in 2010 by the partial-year of revenue contribution from vessels placed in service on various dates throughout 2010 under our MPSV program and our fourth OSV newbuild program.

Investing Activities. Net cash used in investing activities was $263.1 million in 2009, $487.3 million in 2008, and $442.0 million in 2007. Cash utilized during 2009 primarily consisted of construction costs incurred for our ongoing newbuild and conversion programs, which were partially offset by approximately $10.6 million in net cash proceeds from the sale of the three conventional OSVs, six single-hulled barges and one older, lower-horsepower tug. Cash utilized in 2008 primarily consisted of construction costs incurred for our ongoing newbuild and conversion programs, as well as acquisition costs for the HOS Achiever and the lease rights for an additional shore-base facility adjacent to HOS Port. These investing activities were partially offset by approximately $17.8 million in net cash proceeds from the May 2008 sale of the Cape Scott and the August 2008 sale of the Cape Cod, Cape San Lucas and Cape Spencer, which were conventional OSVs purchased in the August 2007 Sea Mar Fleet acquisition. Cash utilized in 2007 primarily consisted of the Sea Mar Fleet acquisition from Nabors in August 2007 and construction costs incurred for our MPSV program, our fourth OSV newbuild program, and our second TTB newbuild program. These investing activities were partially offset by approximately $5.9 million in net cash inflows from the April 2007 sale of the HOS Hotshot, our only fast supply vessel. As of December 31, 2009, the estimated construction costs remaining to be incurred under our MPSV program and fourth OSV program were approximately $44.5 million, of which $3.0 million and $20.1 million, respectively, is expected to be incurred during the first quarter of 2010.

Financing Activities. Net cash provided by financing activities was $110.6 million in 2009, $127.1 million in 2008, and $2.7 million in 2007. Net cash provided by financing activities for 2009 is primarily the result of approximately $237.3 million in net proceeds in connection with a private placement of $250.0 million in 8.000% senior notes offset by net payments on our revolving credit facility Net cash provided by financing activities for 2008 primarily resulted from the $125.0 million in borrowings under our revolving credit facility and, to a lesser extent, the net proceeds attributed to common stock issued under employee benefit programs. Net cash provided by financing activities for 2007 resulted from the net proceeds from common stock issued under employee benefit programs.

Commitments and Contractual Obligations

The following table sets forth our aggregate contractual obligations as of December 31, 2009 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
6.125% senior notes(1)	$300,000	$—	$—	$300,000	$—
8.000% senior notes(2)	250,000	—	—	—	250,000
1.625% convertible senior notes(3)	250,000	—	—	—	250,000
Interest payments(4)	300,226	42,437	84,875	82,165	90,749
Operating leases(5)	36,766	2,511	4,494	2,726	27,035
Vessel construction commitments(6)	44,500	44,500	—	—	—

Total	$1,181,492	$89,448	$89,369	$384,891	$617,784

(1)	Our 6.125% senior notes mature on December 1, 2014 and include $341 of original issue discount.
(2)	Our 8.000% senior notes mature on September 1, 2017 and include $6,980 of original issue discount.
(3)	Our 1.625% convertible senior notes, with an initial interest rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, mature on November 15, 2026 and include $46,005 of non-cash original issue discount. Holders of the convertible senior notes may convert such notes at their option as early as November 15, 2013, pursuant to certain conditions described in Note 6 of our consolidated financial statements included herein.
(4)	Interest payments relate to our 6.125% senior notes due December 1, 2014, our 8.000% senior notes due September 1, 2017 and our 1.625% convertible senior notes due November 15, 2026 with semi-annual interest payments of $9.2 million payable June 1 and December 1, $10.0 million payable March 1 and September 1, and $2.0 million payable May 15 and November 15, respectively. The semi-annual interest payments for our convertible senior notes will decline to $1.7 million for interest payments made after November 15, 2013. Effective January 1, 2009, we adopted new accounting standards which require us to record additional non-cash interest expense. Non-cash interest expense has been excluded from the table above.
(5)	Included in operating leases are commitments for vessel rentals, a shore-base port facility, office space, office equipment and vehicles. See “—Properties” for additional information regarding our leased office space and other facilities.
(6)	The timing of the incurrence of these costs is subject to change among periods based on the achievement of shipyard milestones; however, the amounts are not expected to change materially in the aggregate.

Debt

As of December 31, 2009, we had total debt of $746.7 million, net of original issue discount of $53.3 million. Our debt is comprised of $299.7 million of our 6.125% senior notes due 2014, or 2014 senior notes, $243.0 million of our 8.000% senior notes due 2017, or 2017 senior notes, and $204.0 million of our 1.625% convertible senior notes due 2026, or convertible senior notes. The effective interest rate on the 2014 senior notes is 6.39% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The effective interest rate on the 2017 senior notes is 8.63% with semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1, commencing March 1, 2010. The $250.0 million, in face amount, of convertible senior notes bear interest at an annual coupon of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. The effective interest rate on such notes is 6.36%. The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the each indenture under which the 2014 senior notes and 2017 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. As of December 31, 2009, we had a posted letter of credit for $0.9 million and had $249.1 million of credit immediately available under our revolving credit facility. The revolving credit facility remains undrawn as of February 15, 2010. Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the London Interbank

Offered Rate, or LIBOR; plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% and the one-month LIBOR plus 1% plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing our revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the $250.0 million borrowing base of the amended facility. For additional information with respect to our revolving credit facility, our 2014 senior notes, our 2017 senior notes and our convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.

The credit agreement governing the revolving credit facility and the indentures governing our 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Our credit agreement requires us to adhere to financial covenants, including defined ratios of interest coverage of at least 3.00 to 1.0 and a maximum leverage ratio of at least 4.50 to 1.0, declining to 4.25 to 1.0 for the fiscal quarters ending September 30, 2010 and December 31, 2010. The maximum leverage ratio declines further to 4.00 to 1.0, 3.75 to 1.00 and 3.50 to 1.00 on various dates in 2011 and 2012. These financial ratios are further defined in our credit agreement. We continuously review our debt covenants and report our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios. As of December 31, 2009, we were in compliance with all of our debt covenants.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the year ended December 31, 2009 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	For the Year Ended December 31, 2009	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
MPSV program(2)	$99.0	$484.6	$490.0	4Q2008-1Q2010
OSV newbuild program #4(3)	134.5	405.9	445.0	2Q2008-3Q2010

Total:	$233.5	$890.5	$935.0

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitations, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction, retrofit or conversion for delivery under our currently active programs, respectively.
(2)

Our MPSV program includes the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two 430 class DP-3 new generation MPSVs at foreign shipyards. The first converted DP-2 MPSV, the HOS Centerline, was placed in service during March 2009. The second converted DP-2 MPSV, the HOS Strongline, is expected to be placed in service during the first quarter of 2010. We took delivery of the first newbuild DP-3 MPSV, the HOS Achiever, and promptly mobilized the vessel to the GoM, where it was placed in service on October 1, 2008. The second newbuild DP-3

MPSV, the HOS Iron Horse, was placed in service during November 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $490.0 million.

(3)	Our fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008 and eight vessels in 2009. Two of the four remaining vessels were placed in service in January and February 2010, respectively. The remaining two are expected to be placed in service on various dates in 2010 as follows: one vessel each in May and August. Based on the current schedule of projected vessel in-service dates, we expect to own and operate 51 new generation OSVs as of December 31, 2010. These projections result in an average new generation OSV fleet complement of 49.9 vessels for fiscal year 2010. Inclusive of the prior vessel deliveries discussed above, the aggregate cost of our fourth OSV newbuild program is expected to be approximately $445.0 million.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth for the years ended December 31, 2009, 2008 and 2007 and a forecast for 2010 (in millions):

	Year Ended December 31,
	2010	2009	2008	2007
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$18.8	$19.2	$19.8	$19.8
Other vessel capital improvements(2)	4.6	5.5	4.7	6.8

	23.4	24.7	24.5	26.6

Other Capital Expenditures
Commercial-related vessel improvements(3)	14.2	7.3	17.5	11.2
Non-vessel capital expenditures(4)	4.2	3.5	23.7	4.9

	18.4	10.8	41.2	16.1

Total:	$41.8	$35.5	$65.7	$42.7

(1)	Deferred drydocking charges for 2010 include the projected recertification costs for 11 OSVs, seven tank barges and three tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Commercial-related vessel improvements includes items, such as cranes, ROVs and other specialized vessel equipment, which costs are typically included in and offset by higher dayrates charged to customers.
(4)	Non-vessel capital expenditures are primarily related to information technology initiatives.

Inflation

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in November 2006. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 25% change from our closing share price of $23.28 as of December 31, 2009 would not have an impact on such transactions.

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2009 would have no material impact on such investments or interest expense.

Changes in interest rates would not impact our interest expense for our long-term fixed interest rate 6.125% senior notes, 8.000% senior notes and 1.625% convertible senior notes. However, changes in interest rates would impact the fair market value of such notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. The currently outstanding 8.000% senior notes accrue interest at a rate of 8.000% per annum and mature on September 1, 2017 and the effective interest rate on such notes is 8.63%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026. The effective interest rate on such notes is 6.36%. In connection with our convertible notes, we are a party to convertible note hedge transactions with respect to our common stock with Jefferies & Company, Inc., Bear Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. As a result of the financial markets crisis during the third quarter of 2008, the Bear Stearns International Limited position has been assumed by JPMorgan Chase in its acquisition of Bear Stearns and AIG-FP Structured Finance (Cayman) Limited’s parent company, or AIG, was recently re-capitalized by the U.S. Government. We are not currently aware of any collection issues with regard to any of these counter-parties.

We estimate the fair value of our 6.125% senior notes due 2014, our 8.000% senior notes due 2017 and our 1.625% convertible senior notes due 2026, all of which are publicly traded, by using quoted market prices. The fair value of our revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of our total debt was $800.0 million, $746.7 million and $742.9 million, respectively, as of December 31, 2009.

As of December 31, 2009, we had no amounts outstanding under our revolving credit facility. Therefore it is not subject to interest rate risk.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for nine of our OSVs for service offshore Latin America. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in local currencies which creates an exchange risk related to currency fluctuations. There is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. We also have purchase commitments for our ongoing newbuild program and frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

Item 8—Financial Statements and Supplementary Data

The financial statements and information required by this Item appear on pages F-1 through F-28 of this Annual Report on Form 10-K.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hornbeck Offshore Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck

Offshore Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Hornbeck Offshore Services, Inc. and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March  1, 2010

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference herein from the Company’s definitive 2010 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

Item 11—Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2010 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2010 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference herein from the Company’s definitive 2010 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

Item 14—Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2010 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) The following items are filed as part of this report:

1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-28 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits. The Exhibit Index is shown on page E-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

March 1, 2010

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$51,019	$20,216
Accounts receivable, net of allowance for doubtful accounts of $860 and $2,135, respectively	61,724	87,942
Other receivables, net	—	13,865
Other current assets	13,999	12,203

Total current assets	126,742	134,226

Property, plant and equipment, net	1,602,663	1,405,340
Deferred charges, net	41,195	37,972
Other assets	15,748	18,205

Total assets	$1,786,348	$1,595,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,279	$16,693
Accrued interest	9,787	2,110
Accrued payroll and benefits	6,878	10,078
Deferred revenue	1,876	21,720
Current taxes payable	1,615	13,990
Other accrued liabilities	4,571	3,566

Total current liabilities	41,006	68,157
Revolving credit facility	—	125,000
Long-term debt, net of original issue discount of $53,326 and $56,481, respectively	746,674	493,519
Deferred tax liabilities, net	198,934	169,987
Other liabilities	2,671	2,180

Total liabilities	989,285	858,843

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,161 and 25,920 shares issued and outstanding, respectively	262	259
Additional paid-in capital	407,334	397,593
Retained earnings	389,218	338,818
Accumulated other comprehensive income	249	230

Total stockholders’ equity	797,063	736,900

Total liabilities and stockholders’ equity	$1,786,348	$1,595,743

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$385,948	$432,084	$338,970
Costs and expenses:
Operating expenses	161,188	164,532	126,876
Depreciation	69,461	33,498	22,950
Amortization	23,908	18,504	12,219
General and administrative expenses	30,844	37,155	32,857

	285,401	253,689	194,902

Gain on sale of assets	1,147	8,402	1,859

Operating income	101,694	186,797	145,927
Other income (expense):
Interest income	482	1,525	18,414
Interest expense	(21,024)	(8,331)	(21,299)
Other income (expense), net	(597)	190	(43)

	(21,139)	(6,616)	(2,928)

Income before income taxes	80,555	180,181	142,999
Income tax expense	30,155	64,379	51,782

Net income	$50,400	$115,802	$91,217

Basic earnings per common share	$1.94	$4.48	$3.55

Diluted earnings per common share	$1.87	$4.29	$3.45

Weighted average basic shares outstanding	26,040	25,840	25,662

Weighted average diluted shares outstanding	26,975	27,020	26,467

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2007	25,561	$255	$370,075	$131,799	$151	$502,280
Shares issued under employee benefit programs	199	2	2,930	—	—	2,932
Stock-based compensation expense	—	—	8,521	—	—	8,521
Tax benefits from equity awards	—	—	1,134	—	—	1,134
Comprehensive income:
Net income	—	—	—	91,217	—	91,217
Foreign currency translation	—	—	—	—	63	63

Total comprehensive income						91,280

Balance at December 31, 2007	25,760	$257	$382,660	$223,016	$214	$606,147

Shares issued under employee benefit programs	160	2	2,140	—	—	2,142
Stock-based compensation expense	—	—	12,183	—	—	12,183
Tax benefits from equity awards	—	—	610	—	—	610
Comprehensive income:
Net income	—	—	—	115,802	—	115,802
Foreign currency translation	—	—	—	—	16	16

Total comprehensive income						115,818

Balance at December 31, 2008	25,920	$259	$397,593	$338,818	$230	$736,900

Shares issued under employee benefit programs	240	3	1,508	—	—	1,511
Stock-based compensation expense	—	—	9,788	—	—	9,788
Tax expense from equity awards	—	—	(1,555)	—	—	(1,555)
Comprehensive income:
Net income	—	—	—	50,400	—	50,400
Foreign currency translation	—	—	—	—	19	19

Total comprehensive income						50,419

Balance at December 31, 2009	26,160	$262	$407,334	$389,218	$249	$797,063

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,400	$115,802	$91,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,461	33,498	22,950
Amortization	23,908	18,504	12,219
Stock-based compensation expense	8,704	10,815	7,390
Provision for bad debts	(1,275)	1,087	303
Deferred tax expense	24,073	44,270	46,471
Amortization of deferred financing costs	12,869	11,573	10,705
Gain on sale of assets	(1,147)	(8,402)	(1,859)
Equity in (income) loss from investment	555	(188)	(96)
Changes in operating assets and liabilities:
Accounts receivable	26,500	(11,517)	(31,948)
Other receivables and current assets	12,141	(12,593)	(6,925)
Deferred drydocking charges	(19,234)	(19,773)	(19,812)
Accounts payable	(4,869)	(12)	3,259
Accrued liabilities and other liabilities	(26,519)	23,746	4,902
Accrued interest	7,677	22	(226)

Net cash provided by operating activities	183,244	206,832	138,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of offshore supply vessels	—	—	(186,000)
Costs incurred for MPSV program	(114,507)	(257,802)	(113,019)
Costs incurred for OSV newbuild program #4	(142,842)	(191,965)	(74,542)
Costs incurred for TTB newbuild program #2	—	(9,261)	(51,496)
Acquisition of shore-base port facility	—	(11,541)	—
Net proceeds from sale of assets	10,596	17,812	5,883
Vessel capital expenditures	(12,774)	(22,386)	(17,990)
Non-vessel capital expenditures	(3,523)	(12,150)	(4,868)

Net cash used in investing activities	(263,050)	(487,293)	(442,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	75,000	125,000	—
Repayment of borrowings under revolving credit facility	(200,000)	—	—
Net proceeds from issuance of senior notes	242,808	—	—
Deferred financing costs	(9,514)	(32)	(226)
Net cash proceeds from other shares issued	2,296	2,141	2,936

Net cash provided by financing activities	110,590	127,109	2,710

Effects of exchange rate changes on cash	19	16	63

Net increase (decrease) in cash and cash equivalents	30,803	(153,336)	(300,709)
Cash and cash equivalents at beginning of period	20,216	173,552	474,261

Cash and cash equivalents at end of period	$51,019	$20,216	$173,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$24,201	$24,981	$22,644

Cash paid for income taxes	$15,520	$6,119	$4,799

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Nature of Operations

Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels, or OSVs, multi-purpose support vessels, or MPSVs, and a shore-base facility to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, and select international markets. The Company, through its subsidiaries, also operates ocean-going tugs and tank barges that provide transportation of petroleum products, primarily in the northeastern United States, GoM and Puerto Rico. All significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company charters its OSVs, MPSVs and certain of its tank barges to clients under time charters based on a daily rate of hire and recognizes revenue as earned on a daily basis during the contract period of the specific vessel.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives of the related assets. Major modifications and improvements,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which extend the useful life of the vessel, are capitalized and amortized over the remaining useful life of the vessel. Gains and losses from retirements or other dispositions are recognized as incurred. Salvage values for marine equipment are estimated to range between 5% and 25% of the originally recorded cost, depending on the vessel type.

The estimated useful lives by classification are as follows:

Tugs	14-25 years
Tank barges	3-25 years
Offshore supply vessels	5-25 years
Multi-purpose support vessels	25 years
Non-vessel related property, plant and equipment	3-28 years

All of the Company’s single-hulled tank barges have estimated useful lives based on their classification under the Oil Pollution Act of 1990. The Company’s double-hulled tank barges have an estimated useful life of 25 years. See “Impairment of Long-Lived Assets” below for more information.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2009	2008	2007
Balance, beginning of year	$2,135	$1,048	$745
Changes to provision	(1,275)	1,087	303

Balance, end of year	$860	$2,135	$1,048

Impairment of Long-Lived Assets

When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. See Note 14 for further information

Reclassifications

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2009	2008	2007
Net income	$50,400	$115,802	$91,217

Weighted average number of shares of common stock outstanding	26,040	25,840	25,662
Add: Net effect of dilutive stock options(1)(2)	935	1,180	805

Adjusted weighted average number of shares of common stock outstanding(3)	26,975	27,020	26,467

Earnings per common share:
Basic	$1.94	$4.48	$3.55

Diluted	$1.87	$4.29	$3.45

(1)	As of December 31, 2009, 2008 and 2007, stock options representing rights to acquire 414, 3, and 146, shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
(2)	For the year ended December 31, 2009, 2008 and 2007, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of the Notes. See Note 6 for further information.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock awards.

4. Defined Contribution Plan

The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. During the years ended December 31, 2009, 2008, and 2007, the Company made contributions to the 401(k) plan of approximately $2.9 million, $2.3 million, and $1.5 million, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Tugs	$76,913	$96,725
Tank barges	163,664	180,289
Offshore supply vessels and multi-purpose support vessels	1,222,381	711,180
Non-vessel related property, plant and equipment	73,069	47,397
Less: Accumulated depreciation	(183,022)	(148,897)

	1,353,005	886,694

Construction in progress	249,658	518,646

	$1,602,663	$1,405,340

6. Long-Term Debt

Senior Notes

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior unsecured notes, or senior notes, governed by an indenture, or the 2004 indenture. The effective interest rate on the 2004 senior notes is 6.38%. On October 4, 2005, the Company issued in a private placement an additional $75.0 million in aggregate principal amount of 6.125% senior unsecured notes, or additional notes, governed by the 2004 indenture. The additional notes were priced at 99.25% of principal amount to yield 6.41%. The senior notes and additional notes, collectively, the 2014 senior notes, mature on December 1, 2014 and require semi-annual interest payments at a fixed interest rate of 6.125% per year on June 1 and December 1 of each year until maturity. No principal payments are due until maturity. Pursuant to registered exchange offers, the senior notes issued in November 2004 and October 2005 that were initially sold pursuant to private placements were exchanged by the holders for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offers was registered under the Securities Act of 1933, as amended, or the Securities Act. Both series of senior notes were issued under and are entitled to the benefits of the same 2004 indenture.

On August 17, 2009, the Company issued in a private placement $250.0 million of 8.000% senior notes, or 2017 senior notes. The net proceeds to the Company from the offering were approximately $237.3 million, net of original issue discount and estimated transaction costs. The Company used $200.0 million of proceeds to repay debt under its revolving credit facility, which may be reborrowed. The remaining proceeds are available for general corporate purposes, which may include partial funding of the construction of OSVs and MPSVs under existing newbuild programs. The 2017 senior notes mature on September 1, 2017 and require semi-annual interest payments at an annual rate of 8.000%, or $10.0 million semi-annually, on March 1 and September 1 of each year until maturity, beginning on March 1, 2010. The effective interest rate on the 2017 senior notes is 8.63%

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and no principal payments are due until maturity. Pursuant to a registered exchange offer, the senior notes issued in August 2009 that were initially sold pursuant to private placements were exchanged by the holders for 8.000% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offer was registered under the Securities Act of 1933, as amended, or the Securities Act. The original 8.000% senior notes and the similar notes exchanged therefor were issued under and are entitled to the benefits of the same 2009 indenture.

The 2014 senior notes and 2017 senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. These senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in the Securities and Exchange Commission, or Commission, regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of these senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the 2014 senior notes or 2017 senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

Convertible Senior Notes

On November 13, 2006, the Company issued in a private placement $250.0 million of convertible senior notes due 2026, or the convertible notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act. During the first quarter of 2007, the Company registered the resale of the convertible notes by the holders thereof. The convertible notes bear interest at an annual rate of 1.625%, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year, with the first interest payment made on May 15, 2007. The effective interest rate on such notes is 6.36%. The convertible notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only under the following circumstances:

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The initial conversion rate of 20.6260 shares per $1,000 principal amount of notes, which corresponds to a conversion price of approximately $48.48 per share, is based on the last reported sale price of the Company’s common shares on The New York Stock Exchange of $35.26 on November 7, 2006. As of December 31, 2009, the Company’s closing share price was $23.28.

The convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the convertible senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The convertible notes are general unsecured, senior obligations of the Company, ranking equally in right of payment with all of its existing and future senior indebtedness, including its outstanding 6.125% senior notes due 2014, 8.000% new senior notes due 2017, and indebtedness under its revolving credit facility.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For income tax reporting purposes, the Company has elected to integrate the convertible notes and the convertible note hedge transactions. Integration of the convertible note hedge with the convertible notes creates an in-substance original issue debt discount for income tax reporting purposes and, therefore, the cost of the convertible note hedge is accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax deductions will be recognized in the period that the deduction is taken for income tax reporting purposes. The Company has also treated the proceeds from the sale of warrants as a non-taxable increase in additional paid-in capital in stockholders’ equity.

The Company used a portion of the $243.8 million in net proceeds of the offering, along with a portion of the $51.9 million in proceeds from the sale of warrants, to fund the $75.8 million cost of convertible note hedge transactions and the $63.3 million cost to repurchase approximately 1.8 million shares of its common stock contemporaneously with the closing of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the convertible notes offering. The remaining net proceeds of the convertible notes offering and the warrant transactions of approximately $156.6 million was used for general corporate purposes, including acquisitions and additional new vessel construction.

Revolving Credit Facility

On September 27, 2006, the Company closed on a five-year senior secured $100.0 million revolving credit facility with an accordion feature that allowed for the expansion of the facility up to an aggregate of $250.0 million. On February 20, 2008, the Company exercised its accordion feature in full and increased the then-undrawn borrowing base of its revolving credit facility from $100.0 million to $250.0 million. In accordance with the terms of the expanded facility, the Company pledged an additional 16 new generation OSVs as collateral commensurate with the higher borrowing base. On November 4, 2009, the Company amended and extended its revolving credit facility, which maintains its $250.0 million borrowing base but now includes an accordion feature that allows for the expansion of the facility up to an aggregate of $350.0 million. The amended facility, among other changes, also extends the maturity from September 2011 to March 2013. With the amended facility, the Company has the option of borrowing at a variable rate of interest equal to either (i) LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus  1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a new pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the amended facility. The Company also exchanged certain vessels pledged as collateral under the amended revolving credit facility such that the total number of vessels pledged as collateral is 19 new generation OSVs. None of the Company’s Downstream vessels are pledged under the amended and extended facility. As of December 31, 2009, there were no amounts drawn under the Company’s revolving credit facility and $0.9 million posted in letters of credit, which resulted in $249.1 million of credit immediately available under such facility. As of December 31, 2009, the Company is in compliance with all financial covenants contained in its revolving credit facility.

The credit agreement governing the revolving credit facility and the indentures governing the Company’s 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

The Company estimates the fair value of its 6.125% senior notes due 2014, its 8.000% senior notes due 2017 and its 1.625% convertible senior notes due 2026 by using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $800.0 million, $746.7 million and $742.9 million, respectively, as of December 31, 2009.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $23.8 million, $28.3 million, and $11.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2009	2008
6.125% senior notes due 2014, net of original issue discount of $341 and $398	$299,659	$299,602
8.000% senior notes due 2017, net of original issue discount of $6,980	243,020	—
1.625% convertible senior notes due 2026, net of original issue discount of $46,005 and $56,083(1)	203,995	193,917
Revolving credit facility	—	125,000

	746,674	618,519
Less current maturities	—	—

	$746,674	$618,519

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2010	$—
2011	—
2012	—
2013	—
2014	299,659
Thereafter	447,015

$746,674

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below reflects selected financial captions and the related impact stock-based compensation expense charges have on the Company’s operating results (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Income before taxes	$8,704	$10,815	$7,390

Net income	$5,449	$6,954	$4,715

Earnings per common share:
Basic	$0.21	$0.27	$0.18

Diluted	$0.20	$0.26	$0.18

For the years ended December 31, 2009, 2008 and 2007, approximately $1.1 million, $1.4 million, and $1.1 million, of stock-based compensation expense, respectively, was capitalized as part of the Company’s newbuild construction programs and general corporate projects. The accounting rule also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded financing cash flows for such excess tax deductions of approximately $0.2 million, $0.5 million, and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash proceeds from the exercise of stock options were $1.0 million, $1.2 million, and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and the income tax benefit from such exercises was $1.3 million, $1.0 million, and $1.1 million for the respective periods. As of December 31, 2009, the Company has approximately 0.5 million shares available for future grants of stock options, restricted stock, stock appreciation rights or other awards to employees and directors under the incentive compensation plan.

Stock Options

The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant. All options granted during the year ended December 31, 2006 expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a one to four-year period. No stock options were granted during the two years ended December 31, 2009.

The following table represents the Company’s stock option activity for the year ended December 31, 2009 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	966	$18.10	5.1	$3,195
Exercised	(82)	11.92	n/a	1,087
Forfeited	(18)	30.92	n/a	n/a

Options outstanding at December 31, 2009	866	$18.41	4.1	$6,035

Exercisable options outstanding at December 31, 2009	866	$18.41	4.1	$6,035

In addition, the total fair value of stock options vested for the year ended December 31, 2009 was $0.8 million.

The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2009 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2009	58	$12.47
Vested	(57)	33.15
Forfeited	(1)	33.15

Nonvested stock options at December 31, 2009	—	$—

The Company recorded approximately $0.1 million of stock-based compensation expense during the year ended December 31, 2009, and as of December 31, 2009, had no unamortized stock-based compensation expense associated with stock options.

Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either performance-based or time-based vesting provisions. The Company has issued two types of performance-based restricted stock unit awards whose vesting is determined by achieving either external or internal performance criteria. For the first type of performance-based restricted stock unit award, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the restricted stock unit agreements governing such awards. Performance has historically been measured by a number of factors, including the change in the Company’s stock price measured against the peer group during the measurement period, generally three years, return on invested capital,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

return on equity, OSV operating profit margin and growth in earnings (net income) before interest, income taxes, depreciation and amortization or EBITDA. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. This type of performance-based restricted stock unit was granted in 2007 and 2008. The second type of performance-based restricted stock unit award, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company. Compensation expense related to restricted stock unit awards is recognized over the period the restrictions lapse, from one to three years. The fair value of the Company’s performance-based restricted stock unit awards, which is determined using a Monte Carlo simulation, is applied to the base shares and is amortized over the vesting period based on either their relative performance compared to peers or internal performance goals attained. The compensation expense related to time-based restricted stock unit awards, which is amortized over a one-to-four year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2009, the Company had unamortized stock-based compensation expense of $9.0 million, which will be recognized over the next 1.6 years. In addition, the Company has recorded approximately $8.6 million of compensation expense during the year ended December 31, 2009 associated with restricted stock unit awards.

The following table summarizes the restricted stock awards activity during the year ended December 31, 2009 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Restricted stock awards:
Restricted stock awards as of January 1, 2009	1,135	$28.89
Granted during the period	273	15.60
Cancellations during the period(2)	(241)	22.12
Vested	(110)	37.55

Outstanding, as of December 31, 2009	1,057	$31.66

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares and is determined using a Monte Carlo simulation for performance-based shares, of which the fair value is applied to both the base and bonus share awards.
(2)	Includes the full amount of both base and bonus share awards granted or cancelled during the period, which represents up to 200% of the aggregate total of the base share awards.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2009, there were approximately 528,927 shares available for future issuance to employees under the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2009 and 2008:

	2009	2008
Dividend yield	0%	0%
Expected volatility	73.2%	41.4%
Risk-free interest rate	0.3%	2.7%
Expected term (months)	6.0	6.0
Weighted-average grant-date fair value per share	$7.03	$6.45

9. Income Taxes

The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	December 31,
	2009	2008	2007
Deferred tax liabilities:
Fixed assets	$249,698	$190,983	$130,369
Deferred charges and other liabilities	12,313	8,623	7,809

Total deferred tax liabilities	262,011	199,606	138,178
Deferred tax assets:
Net operating loss carryforwards	(29,603)	(134)	(351)
Allowance for doubtful accounts	(311)	(777)	(381)
Stock-based compensation expense	(6,554)	(6,994)	(4,349)
Alternative minimum tax credit carryforward	(20,863)	(21,183)	(5,743)
Foreign tax credit carryforward	(3,462)	—	(1,343)
Other	(2,284)	(665)	(282)

Total deferred tax assets	(63,077)	(29,753)	(12,449)
Valuation allowance	—	134	351

Total deferred tax liabilities, net	$198,934	$169,987	$126,080

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax expense follow (in thousands):

	December 31,
	2009	2008	2007
Current Tax Expense (Benefit):
U.S.	$(448)	$15,446	$—
Foreign	3,096	4,416	1,343

Total current tax expense	2,648	19,862	1,343
Deferred tax expense:
U.S.	27,507	44,517	50,439

Total tax expense	$30,155	$64,379	$51,782

Current taxes payable as of December 31, 2008 consists primarily of U.S. federal income tax liabilities; which represents alternative minimum taxes related to 2008. The payment due dates of such taxes were postponed by the Internal Revenue Service from September 2008 and December 2008 until January 2009.

Income before income taxes, based on jurisdiction earned, was as follows (in thousands):

	December 31,
	2009	2008	2007
U.S.	$58,016	$141,982	$125,375
Foreign	22,539	38,199	17,624

Total income before income taxes	$80,555	$180,181	$142,999

At December 31, 2009, the Company had federal tax net operating loss carryforwards of approximately $81.7 million which will expire in 2029 and foreign tax credit carryforwards of approximately $3.5 million, which will expire in 2019. The Company has state tax net operating loss carryforwards of approximately $19.2 million related to one state tax jurisdiction, a portion of which will expire in 2023 and the balance in 2024 and can only be utilized if the Company generates taxable income in that same tax jurisdiction.

The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate and the actual income tax provision (in thousands):

	Year Ended December 31,
	2009	2008	2007
Statutory rate	$28,194	$63,063	$50,050
State taxes, net	1,047	2,355	1,865
Non-deductible expense	71	34	37
Foreign taxes and other	843	(1,073)	(170)

	$30,155	$64,379	$51,782

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Vessel Construction

The Company’s MPSV program consists of the conversion of two U.S.-flagged coastwise sulfur tankers at domestic shipyards into 370 class DP-2 new generation MPSVs and the construction of two 430 class DP-3 new generation MPSV newbuilds in foreign shipyards. Three of these MPSVs have been added to the Company’s Upstream fleet since October 1, 2008. The HOS Strongline, the second converted DP-2 MPSV and final vessel under this program, is expected to be placed in service during the first quarter of 2010. Based on internal estimates, the aggregate cost of this program is expected to be approximately $490.0 million. From the inception of this program through December 31, 2009, the Company has incurred $484.6 million, or 98.9%, of total anticipated project costs. The remainder of these project costs is expected to be incurred during the first half of 2010.

The Company’s fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV, respectively. Fourteen OSVs have been added to the Company’s Upstream fleet under this program on various dates since May 2008 and the Company expects the two remaining vessels to be placed in service in May 2010 and August 2010. The aggregate cost of the Company’s fourth OSV newbuild program is expected to be approximately $445.0 million. From the inception of this program through December 31, 2009, the Company has incurred $405.9 million, or 91.2%, of total expected project costs.

Operating Leases

The Company is obligated under certain operating leases for marine vessels, office space, shore-base facilities and vehicles. The Covington facility lease, which commenced on September 1, 2003, provides for an initial term of five years with two five-year renewal options. In September 2008, the Company exercised its first five-year renewal option. A shore-base facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of seven years with four additional five-year periods upon the terms and conditions contained in the lease agreement. On January 30, 2008, the Company purchased a leasehold interest in a parcel of improved real estate as an adjacent addition to HOS Port, its existing shore-base facility located in Port Fourchon, Louisiana. At December 31, 2009, the new facility lease had approximately five years remaining on its initial term, with four additional five-year renewal periods.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under noncancelable leases for years subsequent to 2009 follow (in thousands):

Year Ended December 31,
2010	$2,511
2011	2,299
2012	2,195
2013	1,850
2014	876
Thereafter	27,035

Total	$36,766

In addition, the Company leases marine vessels used in its operations under long-term and month-to-month operating lease agreements. Total rent expense related to such leases was approximately $0.2 million, $5.4 million, and $9.4 million, during the years ended December 31, 2009, 2008 and 2007, respectively.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2009, the terms of entry with the P&I Club for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Deferred Charges

Deferred charges include the following (in thousands):

	Year Ended December 31,
	2009	2008
Deferred financing costs, net of accumulated amortization of $8,578, $6,101, respectively	$17,565	$10,572
Deferred drydocking costs, net of accumulated amortization of $21,988, $20,788, respectively	19,686	23,257
Prepaid lease expense, net of amortization of $593, $435, respectively	3,796	3,954
Other deferred charges	148	189

Total	$41,195	$37,972

12. Related Party Transactions

During 2009, 2008 and 2007, the Company received aggregate payments of approximately $9.9 million, $0.6 million, and $7.4 million, respectively, for charter of its OSVs and rental of its shore-base port facility from a customer whose Chairman of the Board is currently a member of the Company’s Board of Directors. From October 2007 until his retirement on May 7, 2009, such customer’s Chairman also served as its President and Chief Executive Officer. This Board member has announced that he is stepping down as Chairman of such customer and will cease to serve as a director effective May 7, 2010.

13.	Major Customers

In the years ended December 31, 2009, 2008 and 2007, revenues from the following customers exceeded 10% of total revenues:

	Year Ended December 31,
	2009	2008	2007
Customer A(1)	18%	—	10%
Customer B(2)	11%	—	—

(1)	Upstream and Downstream segment.
(2)	Upstream segment.

14. Asset and Goodwill Impairment Assessment

In the second quarter of 2009, triggering events occurred which resulted in the Company performing impairment tests on its Downstream segment assets as well as the conventional OSVs in its Upstream Segment. This resulted in the Company recording a non-cash asset impairment charge of $25.8 million, included in depreciation expense, related to ten single-hulled tank barges and six ocean-going tugs, and a $0.9 million non-cash charge, included in amortization expense, for the write-off of remaining goodwill associated with the Company’s Downstream segment. Based on the analysis performed, no impairment existed for any of the Company’s six conventional OSVs. The specific triggering events were the Downstream

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment operating loss for the quarter ended June 30, 2009, the lack of any material new contracts for the Downstream segment since March 31, 2009, and the lack of any expected change in performance in that segment in the near term. As of June 30, 2009, the Company had stacked all six of its conventional OSVs, which it considered to be a triggering event for those specific assets.

The impairment assessment compared the net book values of the Company’s Downstream marine assets, as well as Downstream segment goodwill that was booked upon the Company’s formation in June 1997, to their respective fair values. The analysis performed during the second quarter of 2009 included considering recent vessel sales, quoted market prices and past third-party appraisals.

No new triggering events have occurred since June 30, 2009. Based on recent comparable vessel sales in the second half of 2009 and third party appraisals obtained during the fourth quarter of 2009 in connection with the Company’s amended and extended revolving credit facility in November 2009, the Company believes that no further impairment for its vessels was required as of December 31, 2009. The Company did not record any impairment losses related to its long-lived assets during 2008 or 2007.

15. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs and MPSVs in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Latin America and the Middle East and operates a shore-base facility in Port Fourchon, Louisiana through its Upstream segment. The OSVs, MPSVs and the shore-base facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The Downstream segment primarily operates ocean-going tugs and tank barges in the northeastern United States, the GoM, Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products as well as non-traditional downstream services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the years ended December 31, 2009, 2008 and 2007, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Year Ended December 31,
	2009	2008	2007
Revenues:
Upstream
Domestic	$274,782	$262,199	$193,634
Foreign(1)	51,875	72,161	34,721

	326,657	334,360	228,355
Downstream
Domestic	58,050	88,235	101,427
Foreign(1)	1,241	9,489	9,188

	59,291	97,724	110,615

Total	$385,948	$432,084	$338,970

Operating Expenses:
Upstream	$121,488	$111,256	$78,512
Downstream	39,700	53,276	48,364

Total	$161,188	$164,532	$126,876

Depreciation and Amortization:
Upstream	$50,740	$32,958	$19,903
Downstream	42,629	19,044	15,266

Total	$93,369	$52,002	$35,169

General and Administrative Expenses:
Upstream	$25,641	$26,255	$17,865
Downstream	5,203	10,900	14,992

Total	$30,844	$37,155	$32,857

Gain on sale of assets:
Upstream	$111	$8,402	$1,859
Downstream	1,036	—	—

Total	$1,147	$8,402	$1,859

Operating Income:
Upstream	$128,899	$172,293	$113,934
Downstream	(27,205)	14,504	31,993

Total	$101,694	$186,797	$145,927

Capital Expenditures:
Upstream	$272,147	$491,253	$389,519
Downstream	391	11,627	54,125
Non-vessel	1,108	2,225	4,271

Total	$273,646	$505,105	$447,915

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2009	2008	2007
Identifiable Assets:
Upstream	$1,552,974	$1,319,392	$980,510
Downstream	204,850	254,574	261,581
Corporate	28,524	21,777	23,308

Total	$1,786,348	$1,595,743	$1,265,399

Long-Lived Assets:
Upstream
Domestic	$1,295,100	$1,042,540	$594,603
Foreign(1)	108,335	126,709	125,905

	1,403,435	1,169,249	720,508
Downstream
Domestic	191,627	223,669	223,242
Foreign(1)(2)	—	4,431	5,149

	191,627	228,100	228,391
Corporate	7,601	7,991	7,659

Total	$1,602,663	$1,405,340	$956,558

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of December 31, 2009, 2008 and 2007, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

16. Employment Agreements

The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements contain an EBITDA target, as, well as a discretionary component in setting the cash incentive compensation for such executives under this program. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):

The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2009 and 2008. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2009(1)
Revenues	$109,647	$97,909	$90,086	$88,307
Operating income	45,411	5,038	27,072	24,174
Net income	27,101	199	13,774	9,327
Earnings per common share:
Basic	$1.04	$0.01	$0.53	$0.36
Diluted	1.01	0.01	0.51	0.34
Fiscal Year 2008(1)
Revenues	$97,521	$104,473	$109,060	$121,029
Operating income	36,960	40,753	52,623	56,461
Net income	22,629	25,247	33,282	34,643
Earnings per common share:
Basic	$0.88	$0.98	$1.29	$1.34
Diluted	0.84	0.93	1.23	1.29

(1)	The sum of the four quarters may not equal annual results due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on March 1, 2010.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD M. HORNBECK (Todd M. Hornbeck)	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	March 1, 2010

/s/ BRUCE W. HUNT (Bruce W. Hunt)	Director	March 1, 2010

/s/ STEVEN W. KRABLIN (Steven W. Krablin)	Director	March 1, 2010

/s/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	March 1, 2010

/s/ BERNIE W. STEWART (Bernie W. Stewart)	Director	March 1, 2010

/s/ DAVID A. TRICE (David A. Trice)	Director	March 1, 2010

S-1

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.12	—	Registration Rights Agreement dated August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the purchasers of the Company’s 8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.13	—	Specimen 144A Global 8% Series A Senior Note due 2017 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

4.14	—	Specimen Regulation S Global 8% Series A Senior Note due 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

4.15	—	Specimen 8% Series B Senior Note due 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

10.1	—	Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.2†	—	Director & Advisory Director Compensation Policy, effective January 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.3†	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2007).

10.4†	—	Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006).

10.5†	—	Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc Incentive Compensation Plan, dated effective May 12, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended March 31, 2008).

Exhibit Number		Description of Exhibit
10.6†	—	Amended and Restated Senior Employment Agreement dated May 7, 2007 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.7†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.8†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.9†	—	Amendment to Amended and Restated Senior Employment Agreement dated effective May 12, 2008 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.10†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.11†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2008).

*10.12†	—	Second Amendment to Amended and Restated Senior Employment Agreement dated effective December 31, 2009 by and between Todd M. Hornbeck and the Company.

*10.13†	—	Second Amendment to Amended and Restated Employment Agreement dated effective December 31, 2009 by and between Carl G. Annessa and the Company.

*10.14†	—	Second Amendment to Amended and Restated Employment Agreement dated effective December 31, 2009 by and between James O. Harp, Jr. and the Company.

10.15†	—	Change in Control Agreement dated effective August 5, 2008 by and between Samuel A. Giberga and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.16†	—	Change in Control Agreement dated effective August 5, 2008 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.17†	—	Change in Control Agreement dated effective August 4, 2009 by and between Kimberly S. Patterson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

*10.18†	—	Amendment to Change in Control Agreement dated effective December 31, 2009 by and between Samuel A. Giberga and the Company.

*10.19†	—	Amendment to Change in Control Agreement dated effective December 31, 2009 by and between John S. Cook and the Company.

Exhibit Number		Description of Exhibit
*10.20†	—	Amendment to Change in Control Agreement dated effective December 31, 2009 by and between Kimberly S. Patterson and the Company.

10.21	—	Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2006).

10.22	—	First Amendment to Senior Secured Revolving Credit Facility and Second Amendment to Guaranty and Collateral Agreement dated as of November 4, 2009 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2009).

10.23	—	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

10.24†	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.25†	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the period ended December 31, 2004).

10.26†	—	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the period ended December 31, 2004).

10.27†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.28†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.29†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.30†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.31†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

Exhibit Number		Description of Exhibit
10.32	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.33	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.34	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.35	—	Purchase Agreement dated August 12, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and J.P. Morgan Securities Inc. as representative of the several Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

*21	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.