Form 10-Q
period 2010-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2010-05-10
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The total number of shares of common stock, par value $.01 per share, outstanding as of March 31, 2010 was 26,386,818.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,386	$51,019
Accounts receivable, net of allowance for doubtful accounts of $642 and $860, respectively	63,629	61,724
Other current assets	18,983	13,999

Total current assets	126,998	126,742

Property, plant and equipment, net	1,616,877	1,602,663
Deferred charges, net	42,618	41,195
Other assets	15,533	15,748

Total assets	$1,802,026	$1,786,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,753	$16,279
Accrued interest	9,626	9,787
Accrued payroll and benefits	6,204	6,878
Deferred revenue	1,508	1,876
Current taxes payable	1,082	1,615
Other accrued liabilities	12,870	4,571

Total current liabilities	50,043	41,006
Long-term debt, net of original issue discount of $50,513 and $53,326, respectively	749,487	746,674
Deferred tax liabilities, net	201,349	198,934
Other liabilities	1,962	2,671

Total liabilities	1,002,841	989,285

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,387 and 26,161 shares issued and outstanding, respectively	264	262
Additional paid-in-capital	406,866	407,334
Retained earnings	391,770	389,218
Accumulated other comprehensive income	285	249

Total stockholders’ equity	799,185	797,063

Total liabilities and stockholders’ equity	$1,802,026	$1,786,348

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues	$86,245	$109,647
Costs and expenses:
Operating expenses	44,332	40,571
Depreciation	13,532	10,145
Amortization	4,311	5,003
General and administrative expenses	8,921	8,762

	71,096	64,481

Gain on sale of assets	524	245

Operating income	15,673	45,411
Other income (expense):
Interest income	94	139
Interest expense	(11,657)	(2,731)
Other income (expense), net	(23)	(240)

	(11,586)	(2,832)

Income before income taxes	4,087	42,579
Income tax expense	1,535	15,478

Net income	$2,552	$27,101

Basic earnings per common share	$0.10	$1.04

Diluted earnings per common share	$0.09	$1.01

Weighted average basic shares outstanding	26,259	25,942

Weighted average diluted shares outstanding	27,119	26,803

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,552	$27,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,532	10,145
Amortization	4,311	5,003
Stock-based compensation expense	2,358	2,657
Provision for bad debts	(218)	(90)
Deferred tax expense	1,163	8,506
Amortization of deferred financing costs	3,718	2,989
Gain on sale of assets	(524)	(245)
Equity in (income) loss from investment	6	225
Changes in operating assets and liabilities:
Accounts receivable	(1,709)	16,965
Other receivables and current assets	3,187	(51)
Deferred drydocking charges	(6,424)	(4,953)
Accounts payable	1,393	(8,918)
Accrued liabilities and other liabilities	(3,557)	(5,312)
Accrued interest	(160)	5,596

Net cash provided by operating activities	19,628	59,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(7,038)	(37,674)
Costs incurred for OSV newbuild program #4	(15,085)	(42,669)
Net proceeds from sale of assets	1,334	937
Vessel capital expenditures	(5,097)	(1,784)
Non-vessel capital expenditures	(400)	(2,774)

Net cash used in investing activities	(26,286)	(83,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving facility	—	25,000
Deferred financing costs	(55)	(6)
Net cash proceeds from other shares issued	45	83

Net cash provided by (used in) financing activities	(10)	25,077

Effects of exchange rate changes on cash	35	(38)

Net increase (decrease) in cash and cash equivalents	(6,633)	693
Cash and cash equivalents at beginning of period	51,019	20,216

Cash and cash equivalents at end of period	$44,386	$20,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,027	$590

Cash paid for income taxes	$726	$12,365

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

	Three Months Ended March 31,
	2010	2009
Net income	$2,552	$27,101

Weighted average number of shares of common stock outstanding	26,259	25,942
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)	860	861

Adjusted weighted average number of shares of common stock outstanding (3)	27,119	26,803

Earnings per common share:
Basic	$0.10	$1.04

Diluted	$0.09	$1.01

(1)	Stock options representing rights to acquire 401 and 429 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.
(2)	As of March 31, 2010 and 2009, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. See Note 3 for further information.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending the Company’s performance compared to a predetermined set of performance criteria. See Note 4 for further information regarding certain of the Company’s restricted stock awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2010	December 31, 2009
6.125% senior notes due 2014, net of original issue discount of $325 and $341	$299,675	$299,659
8.000% senior notes due 2017, net of original issue discount of $6,817 and $6,980	243,183	243,020
1.625% convertible senior notes due 2026, net of original issue discount of $43,371 and $46,005 (1)	206,629	203,995
Revolving credit facility due 2013	—	—

	749,487	746,674
Less current maturities	—	—

	$749,487	$746,674

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

The Company’s 6.125% senior notes due 2014, or 2014 senior notes, have semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The Company’s 8.000% senior notes due 2017, or 2017 senior notes, have semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1. The Company’s 1.625% convertible senior notes due 2026, or convertible senior notes, have semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013.

Under the Company’s revolving credit facility, it has the option of borrowing at a variable rate of interest equal to either (i) LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus  1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the amended facility. As of March 31, 2010 there were no amounts drawn under the Company’s revolving credit facility and $0.9 million posted as a letter of credit. As of March 31, 2010, the Company is in compliance with all financial covenants contained in its revolving credit facility.

The Company estimates the fair value of its 2014 senior notes, its 2017 senior notes and its convertible senior notes by using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $800.0 million, $749.5 million and $746.7 million, respectively, as of March 31, 2010.

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amounts of $2.6 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Incentive Compensation

Stock-Based Incentive Compensation Plan

The Company has a stock-based incentive compensation plan covering a maximum of 3.5 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors.

During the three months ended March 31, 2010, the Company granted time-based and performance-based restricted stock. Time-based restricted stock was granted to directors, executive officers and certain shore-side employees of the Company. Performance-based restricted stock was granted to executive officers of the Company. The shares to be received under the performance-based restricted stock are calculated based on the Company’s achievement of either of two pre-determined performance criteria over a three-year period, which under certain circumstances may be extended two additional years, as defined by the restricted stock agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the performance goals attained by the Company.

Compensation expense related to performance-based restricted stock is recognized over the period the restrictions lapse, from one to five years. The fair value of the Company’s performance-based restricted stock, which is determined using a Monte Carlo simulation, is applied to the total shares that are expected to fully vest and is amortized over the vesting period based on the Company’s internal performance measured against pre-determined criteria or relative performance compared to peers, as applicable. The compensation expense related to time-based restricted stock, which is amortized over a vesting period from one to four years, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest.

In addition to the restricted stock granted in 2010, the Company granted performance-based and time-based restricted stock in 2007, 2008 and 2009. The performance-based restricted stock grants issued in 2007 were eligible for vesting in February 2010. Based on the Company’s performance, a portion of such restricted stock vested and the remainder was cancelled. The related stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2010	2009
Income before taxes	$2,358	$2,657

Net income	$1,472	$1,689

Earnings per common share:
Basic	$0.06	$0.07

Diluted	$0.05	$0.06

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company capitalized approximately $0.2 million and $0.3 million of stock-based compensation expense as part of its ongoing newbuild construction programs and general corporate projects for the three months ended March 31, 2010 and 2009, respectively.

5. Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2010, the terms of entry with the P&I Club for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three months ended March 31, 2010 and 2009, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2010	2009
Revenues:
Upstream
Domestic	$64,225	$71,064
Foreign (1)	12,372	19,512

	76,597	90,576

Downstream
Domestic	9,285	18,833
Foreign (1)(2)	363	238

	9,648	19,071

Total	$86,245	$109,647

Operating Expenses:
Upstream	$36,619	$29,001
Downstream	7,713	11,570

Total	$44,332	$40,571

Depreciation:
Upstream	$11,394	$7,314
Downstream	2,138	2,831

Total	$13,532	$10,145

Amortization:
Upstream	$3,685	$3,186
Downstream	626	1,817

Total	$4,311	$5,003

General and Administrative Expenses:
Upstream	$8,231	$6,923
Downstream	690	1,839

Total	$8,921	$8,762

Gain on sale of assets:
Upstream	$520	$—
Downstream	4	245

Total	$524	$245

Operating Income:
Upstream	$17,188	$44,152
Downstream	(1,515)	1,259

Total	$15,673	$45,411

Capital Expenditures:
Upstream	$26,263	$84,134
Downstream	957	384
Corporate	400	383

Total	$27,620	$84,901

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2010	As of December 31, 2009
Identifiable Assets:
Upstream	$1,569,270	$1,552,974
Downstream	204,678	204,850
Corporate	28,078	28,524

Total	$1,802,026	$1,786,348

Long-Lived Assets:
Upstream
Domestic	$1,270,669	$1,295,100
Foreign (1)	149,120	108,335

	1,419,789	1,403,435

Downstream
Domestic	170,624	191,627
Foreign (1)(2)	19,166	—

	189,790	191,627
Corporate	7,298	7,601

Total	$1,616,877	$1,602,663

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of March 31, 2010 and December 31, 2009, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2009. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

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

General

Outlook

Weakness in the overall economy continues to negatively impact both of our business segments, resulting in reduced dayrates and utilization. Notwithstanding these prevailing conditions, we have seen some indications that demand for services in our Upstream Segment is stabilizing, and perhaps showing signs of improvement. We have seen no improvement of market conditions prevailing in our Downstream Segment. The duration of current conditions affecting both of our segments is not predictable. In addition, we are currently unable to determine the nature, timing and extent of any potential impact on our business segments resulting from the recent oil spill disaster in the U.S. Gulf of Mexico, or GoM.

Upstream Segment

As of March 31, 2010, our 41 active new generation OSVs, and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	27
Other U.S. coastlines	4

31

Foreign (1)
Latin America	12
Middle East	2

14

Total Upstream Vessels (2)	45

(1)	Our Upstream foreign areas of operation generally include the following countries: Mexico, Qatar and Brazil.
(2)	Excluded from this table are eight of our new generation OSVs and two conventional OSVs that were stacked as of March 31, 2010.

Our average new generation OSV dayrates for the first quarter of 2010 were approximately $20,000 and our average OSV utilization was in the low-70% range. During the first quarter of 2010, our average OSV utilization was affected by approximately 282 days of aggregate downtime related to customer-required modifications and pre-positioning of eight vessels that have mobilized or are mobilizing to Latin America during the first half of 2010 for multi-year charters. This lower utilization also resulted from the continued soft OSV market conditions in the GoM, that began in early 2009. Our 200 class vessels have experienced a quarterly effective, or utilization-adjusted, dayrate decrease of over $9,000 from the first quarter of 2009 and spot dayrate decreases of $10,000, or roughly half of the spot dayrates experienced in early 2009. Effective dayrates for our 240 class and 265 class OSVs have decreased roughly $3,300 from the first quarter of 2009. An overall re-pricing of the OSV market has occurred over the last 6-12 months for long-term contracts that were negotiated from the 2005 to 2008 timeframe to current market fundamentals. Nearly all of our OSVs that were subject to re-pricing risk have rolled onto new contracts priced in the current dayrate environment. We only have two vessels that have contracts expiring before the end of 2010 and which have not already been re-priced in this down market. In addition, we have 21 other OSVs on long-term contracts with attractive pricing that have terms extending beyond the end of 2010, including some contracts that expire in 2014.

Vessels in the spot market will continue to be priced based on prevailing terms. We believe that the OSV demand outlook in the GoM will largely depend on various market indicators such as rig counts and oil and gas industry capital spending budgets for 2010. We also expect the overall supply of new generation OSVs in the GoM to increase over the balance of 2010 with the shipyard deliveries of an estimated 11 additional newbuild OSVs by year-end. Based on these supply/demand fundamentals, we had eight new generation OSVs stacked as of March 31, 2010. However, we expect two of these eight vessels to return to active service during the second quarter of 2010. The timing of any further vessel reactivations of our new generation OSVs will largely depend on the improvement of market drivers or a decrease in the overall supply of new generation OSVs in the GoM related to international deployments.

Fleetwide MPSV effective dayrates have trended about 28% lower than what we originally projected for first quarter 2010. We expect soft market conditions to have a continuing impact on dayrates and utilization of these vessels throughout 2010. Because these vessels, when operating, have worked at dayrates that are often considerably higher than OSV dayrates, their contribution can significantly increase volatility in our results of operations. The HOS Achiever is currently undergoing a crane upgrade, which will adversely affect its utilization on account of it being out-of-service for approximately 120 days during the first half of 2010, including 45 days of downtime that was incurred during the first quarter of 2010.

Downstream Segment

As of March 31, 2010, our Downstream fleet was comprised of a mix of nine double-hulled tank barges, four single-hulled tank barges and 16 ocean-going tugs. We also own two additional single-hulled tank barges that were retired from service in 2009 as required under OPA 90. In recognition of the soft market conditions for our single-hulled equipment that began early in the second quarter of 2008, we stacked all of our single-hulled tank barges and six lower horsepower tugs on various dates since the first quarter of 2008. The unfavorable revenue impact of stacking barges and tugs was partially offset by the reduced operating expenses associated with the lower cost of maintaining stacked equipment. Weak demand for Downstream equipment during the first quarter of 2010 has also impacted double-hulled tank barge utilization and dayrates, particularly for our black-oil equipment. Downstream results for the first quarter were adversely impacted by the continued decline in demand for petroleum products in the U.S. and an approximate 1.1 million-barrel increase in industry-wide newbuild double-hulled tank barge capacity during 2009. In addition, the seasonal heating oil market, which has historically driven demand for our vessels higher during the first quarter, was stunted this winter by the macro-economic conditions in the U.S that have existed over the last 12 to 18 months. We anticipate these weak market conditions will continue throughout 2010, and may result in our decision to stack one or more double-hulled tank barges in 2010. We do not expect to return to active service any of the currently stacked single-hulled barges in our Downstream fleet. With the protracted weak demand for tugs and tank barges coupled with the expansion of our Upstream fleet, we expect our Downstream segment to represent a much smaller portion of our consolidated operating results compared to historical trends.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate the vast majority of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services.

	Three Months Ended March 31,
	2010	2009
Offshore Supply Vessels:
Average number of new generation OSVs (1)	48.5	40.6
Average new generation OSV fleet capacity (deadweight)	121,280	96,869
Average new generation vessel capacity (deadweight)	2,499	2,389
Average new generation OSV utilization rate (2)	72.9%	93.0%
Effective new generation OSV utilization rate (3)	87.3%	93.0%
Average new generation OSV dayrate (4)	$19,986	$23,085
Effective new generation OSV dayrate (5)	$14,570	$21,469
Tugs and Tank Barges:
Double-hulled tank barges:
Average number of double-hulled tank barges (6)	9.0	9.0
Average fleet capacity (barrels)	884,621	884,621
Average barge size (barrels)	98,291	98,291
Average utilization rate (2)	75.1%	80.0%
Average dayrate (7)	$15,816	$20,406
Effective dayrate (5)	$11,878	$16,325

(1)	We owned 49 new generation OSVs as of March 31, 2010. For the quarter ended March 31, 2010, our average number of new generation OSVs above includes the HOS Arrowhead and the HOS Pinnacle, which are two newly constructed OSVs that were placed in service under our fourth OSV newbuild program in January 2010, and February 2010, respectively. As of March 31, 2010, eight new generation OSVs were stacked. Excluded from this data are ten conventional OSVs that were acquired in August 2007, eight of which were sold on various dates between 2008 and 2010. We consider our two remaining conventional OSVs to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(4)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(5)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(6)	The operating data presented above reflects only the results from our double-hulled tank barges. Our six single-hulled tank barges, all of which have been stacked, have been excluded from our Downstream dayrate and utilization rate information. Our active Downstream fleet is comprised of nine double-hulled barges and ten ocean-going tugs.
(7)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

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

The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2010 and 2009, respectively (in thousands).

	Three Months Ended March 31,
	2010	2009
Components of EBITDA:
Net income	$2,552	$27,101
Interest, net:
Debt obligations	11,657	2,731
Interest income	(94)	(139)

Total interest, net	11,563	2,592

Income tax expense	1,535	15,478
Depreciation	13,532	10,145
Amortization	4,311	5,003

EBITDA	$33,493	$60,319

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2010 and 2009, respectively (in thousands).

	Three Months Ended March 31,
	2010	2009
EBITDA Reconciliation to GAAP:
EBITDA	$33,493	$60,319
Cash paid for deferred drydocking charges	(6,424)	(4,953)
Cash paid for interest	(11,027)	(590)
Cash paid for taxes	(726)	(12,365)
Changes in working capital	2,690	14,660
Stock-based compensation expense	2,358	2,657
Changes in other, net	(736)	(110)

Cash flows provided by operating activities	$19,628	$59,618

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2010 and 2009, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense	$2,358	$2,657
Interest income	94	139

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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2010 and 2009, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	$ Change	% Change
Revenues:
Upstream
Domestic	$64,225	$71,064	$(6,839)	(9.6)%
Foreign	12,372	19,512	(7,140)	(36.6)

	76,597	90,576	(13,979)	(15.4)

Downstream
Domestic	9,285	18,833	(9,548)	(50.7)
Foreign (1)	363	238	125	52.5

	9,648	19,071	(9,423)	(49.4)

	$86,245	$109,647	$(23,402)	(21.3)%

Operating expenses:
Upstream	$36,619	$29,001	$7,618	26.3%
Downstream	7,713	11,570	(3,857)	(33.3)

	$44,332	$40,571	$3,761	9.3%

Depreciation and amortization:
Upstream	$15,079	$10,500	$4,579	43.6%
Downstream	2,764	4,648	(1,884)	(40.5)

	$17,843	$15,148	$2,695	17.8%

General and administrative expenses:
Upstream	$8,231	$6,923	$1,308	18.9%
Downstream	690	1,839	(1,149)	(62.5)

	$8,921	$8,762	$159	1.8%

Gain on sale of assets:
Upstream	$520	$—	$520	>100.0%
Downstream	4	245	(241)	(98.4)%

	$524	$245	$279	>100.0%

Operating income:
Upstream	$17,188	$44,152	$(26,964)	(61.1)%
Downstream	(1,515)	1,259	(2,774)	>(100.0)%

	$15,673	$45,411	$(29,738)	(65.5)%

Interest expense	$11,657	$2,731	$8,926	>100.0%

Interest income	$94	$139	$(45)	(32.4)%

Income tax expense	$1,535	$15,478	$(13,943)	(90.1)%

Net income	$2,552	$27,101	$(24,549)	(90.6)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues. Revenues for the three months ended March 31, 2010 decreased by $23.4 million, or 21.3%, to $86.2 million compared to the same period in 2009 primarily due to a year-over-year decline in effective, or utilization-adjusted, dayrates for both our Upstream and Downstream segments. These lower dayrates were partially offset by the full and partial-period contribution of Upstream vessels that were added to our fleet since March 31, 2009. Although we added 11 vessels to our fleet since March 2009, our weighted-average active operating fleet as of March 31, 2010 was approximately 64 vessels compared to 73 vessels for the same period in 2009 as a result of vessels that were stacked, sold or retired during 2009.

Revenues from our Upstream segment decreased by $14.0 million, or 15.4%, to $76.6 million for the three months ended March 31, 2010 compared to $90.6 million for the same period in 2009. The vessels placed in service during 2009 and in the three months ended March 31, 2010 under our ongoing newbuild and conversion programs accounted for a $27.8 million increase in Upstream revenues. These incremental revenues were more than offset by a $40.2 million decrease in revenue primarily from lower effective dayrates for our new generation OSVs that were in service during each of the quarters ended March 31, 2010 and 2009 and a $1.6 million decrease in revenue for our conventional OSVs that were in service during the quarter ended March 31, 2009, but have either been stacked or sold on various dates since then. Our new generation OSV average dayrate was $19,986 for the first quarter of 2010 compared to $23,085 for the same period in 2009, a decrease of $3,099, or 13.4%. Our new generation OSV dayrates were impacted by lower demand for our services resulting from decreased drilling and production activity in the markets in which we operate. We had several contracts that were executed prior to 2009 that expired various dates in 2009 and early 2010. These contracts were either renewed or replaced on terms that were not as favorable as those prior to expiration. Several OSV time charter contracts that were in effect during the first quarter of 2009 and previously fixed in 2008 at dayrates in the range of $20,000 to $36,000 have since been replaced or renewed with spot time charters at dayrates that are roughly 50% lower than their previously contracted rates. Our new generation OSV utilization was 72.9% for the first quarter of 2010 compared to 93.0% for the same period in 2009. The decline in utilization was driven by weaker GoM OSV market conditions over the last 12 months and 282 incremental days out-of-service to ready eight OSVs for long-term charters in Latin American. Domestic revenues for our Upstream segment decreased $6.8 million during the three months ended March 31, 2010 due to eight new generation OSVs and two conventional OSVs being stacked since the first quarter 2009. This decrease was partially offset by the full or partial-quarter contribution of nine additional OSVs and two additional MPSVs that were placed in service on various dates during 2009 through March 31, 2010. Foreign revenues for our Upstream segment decreased $7.1 million mainly due to decreased dayrates for international vessels since the first quarter of 2009.

Revenues from our Downstream segment decreased by $9.4 million, or 49.4%, to $9.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Soft market conditions that resulted in the stacking of all of our single-hulled tank barges on various dates since the second quarter of 2008 and, to a lesser extent, the OPA 90 retirement of two of our larger, single-hulled tank barges in December 2008 and June 2009 were the primary drivers for our Downstream revenue decline. Our double-hulled tank barge average dayrate was $15,816 for the three months ended March 31, 2010, a decrease of $4,590, or 22.5%, from $20,406 for the same period in 2009. Our double-hulled tank barge utilization was 75.1% for the first quarter of 2010 compared to 80.0% for the first quarter of 2009. The decrease in double-hulled tank barge utilization was driven by reduced demand for petroleum products in the U.S., which we attribute to the depressed state of the economy.

Operating expenses. Operating expenses for the three months ended March 31, 2010 increased by $3.8 million, or 9.3%, to $44.3 million. This increase was primarily associated with adding nine new generation OSVs and two MPSVs to our active fleet during 2009 under our fourth OSV newbuild program and MPSV program, respectively. These increased costs related to fleet additions were partially offset by the reduced operating costs associated with the removal from our active operating fleet, through vessel sales or stacking, of eight new generation OSVs, two conventional OSVs, five single-hulled tank barges and three ocean-going tugs since the first quarter of 2009. Daily vessel operating costs for the first quarter of 2010 were in-line with the same period in 2009 for vessels that operated in both of our segments during 2010 and 2009. Excluding charter specific costs, we expect this trend to continue through the remainder of 2010.

Operating expenses for our Upstream segment were $36.6 million, an increase of $7.6 million, or 26.3%, for the first quarter of 2010 compared to $29.0 million for the same period in 2009. Newly constructed vessels placed in service since early 2009 accounted for an approximate $10.6 million increase in operating expenses. This increase was partially offset by approximately $3.0 million in operating expense decreases primarily from a reduction of our operating fleet through vessel sales or stacking and decreased activity at our shore-base port facility.

Operating expenses for our Downstream segment were $7.7 million, a decrease of $3.9 million, or 33.3%, for the three months ended March 31, 2010 compared to $11.6 million for the same period in 2009. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since the first quarter of 2009.

Depreciation and Amortization. Depreciation and amortization was $2.7 million higher for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to incremental depreciation related to nine OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since the first quarter of 2009. Depreciation and amortization expense is expected to increase further when the remaining vessels to be delivered under our current newbuild program are placed in service and when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $8.9 million, or 10.3% of revenues, increased by $0.2 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our general and administrative expenses are expected to remain in the approximate range of 9% to 11% of revenues for fiscal 2010.

Gain on Sale of Assets. During the first quarter of 2010, we sold one conventional OSV, the Cape Fear, for net cash proceeds of $1.3 million, which resulted in an aggregate gain of $0.5 million. During the first quarter of 2009, we sold the Stapleton Service, an older, lower-horsepower tug, for net cash proceeds of $0.9 million, which resulted in an aggregate gain of $0.2 million.

Operating Income. Operating income decreased by $29.7 million, or 65.5%, to $15.7 million during the three months ended March 31, 2010 compared to the same period in 2009 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 22.5% for the three months ended March 31, 2010 compared to 48.8% for the same period in 2009. The primary driver for this margin decrease relates to lower effective dayrates in each of our business segments. We recorded an operating loss of $1.5 million for our Downstream segment for the first quarter of 2010, compared to operating income of $1.3 million for the first quarter of 2009. This decrease primarily relates to lower dayrates and utilization due to continued soft market conditions for our double-hulled tonnage during the first quarter of 2010.

Interest Expense. Interest expense increased $8.9 million during the three months ended March 31, 2010 compared to the same period in 2009. Our interest expense variance was driven by incremental interest resulting from our 8.000% senior notes due 2017, which were issued in August 2009; and lower capitalized interest driven by having fewer vessels under construction in our ongoing newbuild and conversion programs. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased 32.4% during the three months ended March 31, 2010 compared to the same period in 2009. The decrease was due to lower rates earned on our invested cash balances. The average interest rate earned on our invested cash balances during the three months ended March 31, 2010 was approximately 0.7% compared to 1.1% for the same period in 2009. This rate decrease more than offset any favorable impact of our average cash balance increasing to $54.5 million for the three months ended March 31, 2010 compared to $26.3 million for the same period in 2009.

Income Tax Expense. Our effective tax rate was 37.6% and 36.4% for the three months ended March 31, 2010 and 2009, respectively. Our effective rate increased mainly due to a larger effect of permanent book-tax differences on our lower 2010 pre-tax income. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income decreased by $24.5 million, or 90.6%, to $2.6 million for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to the substantial decrease in operating income discussed above and an $8.9 million pre-tax increase in net interest expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion projects, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly throughout 2010. While we have postponed required drydockings for some of our stacked vessels, we will be required to conduct any deferred drydockings prior to such vessels returning to service. The drydocking funds required to recertify currently stacked vessels will be dependent upon vessel class, certification requirements and the timing and sustainability of any market recovery.

We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and recently amended revolver capacity will be more than sufficient to operate the Company and complete our remaining newbuild program.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed in the Risk Factors described in our Annual Report on Form 10-K or under the “Forward Looking Statements” discussed in this Quarterly Report on Form 10-Q, may affect our financial condition or results of operations. None of our debt instruments mature any sooner than March 2013. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. It is possible that, due to events beyond our control, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of March 31, 2010, we had total cash and cash equivalents of $44.4 million. The remaining construction costs related to our MPSV program and our fourth OSV newbuild program of approximately $0.7 million and $24.8 million, respectively, as of March 31, 2010 have been and will continue to be funded with cash on hand, projected cash flows from operations and, when applicable, borrowings available under our revolving credit facility. The revolving credit facility as of April 30, 2010 remains undrawn. As of March 31, 2010, we had a posted letter of credit for $0.9 million and had $249.1 million of credit immediately available under our revolving credit facility. Our liquidity position is primarily dependent on cash on hand, cash flows generated from operations, shipyard schedules, the achievement of construction milestones, and the potential sale of additional non-core assets. In addition, our liquidity would be affected should we access additional debt or equity financings.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $19.6 million for the three months ended March 31, 2010 and $59.6 million for the three months ended March 31, 2009. Operating cash flows decreased from the prior-year period mainly due to a decline in effective dayrates and utilization for our Upstream and Downstream segments, which was partially offset by the growth of our Upstream fleet. Cash flows from operations for the three months ended March 31, 2010 reflect full- and partial-period contributions from nine additional new generation OSVs and two MPSVs that were placed in service since the first quarter of 2009. Our cash flows from operations should continue to be favorably impacted in 2010 by the partial-year revenue contribution from vessels placed in service on various dates throughout 2010 under our MPSV program and our fourth OSV newbuild program.

Investing Activities. Net cash used in investing activities was $26.3 million for the three months ended March 31, 2010 and $84.0 million for the three months ended March 31, 2009. Cash utilized during the first three months of 2010 primarily consisted of construction costs incurred for our ongoing newbuild and conversion programs, which were partially offset by approximately $1.3 million in net cash proceeds from the sale of one conventional OSV. Cash utilized during the first quarter of 2009 primarily consisted of construction costs incurred for our ongoing newbuild and conversion programs, which were partially offset by approximately $0.9 million in net cash proceeds from the March 2009 sale of one older, lower-horsepower tug. As of March 31, 2010, the estimated construction costs remaining to be incurred under our MPSV program and fourth OSV newbuild program were approximately $25.5 million, which is expected to be incurred during the remainder of 2010.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2010 was comprised of deferred financing costs and net proceeds from common shares issued pursuant to our employee stock-based compensation plan. Net cash provided by financing activities of $25.1 million for the three months ended March 31, 2009 resulted from incremental borrowings under our revolving credit facility.

Contractual Obligations

Debt

As of March 31, 2010, we had total debt of $749.5 million, net of original issue discount of $50.5 million. Our debt is comprised of $299.7 million of our 6.125% senior notes due 2014, or 2014 senior notes, $243.2 million of our 8.000% senior notes due 2017, or 2017 senior notes, and $206.6 million of our 1.625% convertible senior notes due 2026, or convertible senior notes. As of March 31, 2010, we had a posted letter of credit for $0.9 million and had $249.1 million of credit immediately available under our revolving credit facility. The revolving credit facility remains undrawn as of April 30, 2010. For further information on our debt agreements, see Note 3 to our consolidated financial statements included herein.

The credit agreement governing the revolving credit facility and the indentures governing our 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Our credit agreement requires us to adhere to financial covenants, including defined ratios of interest coverage of at least 3.00-to-1.0 and a maximum leverage ratio of at least 4.50-to-1.0 through the quarter ending June 30, 2010 and declining by 0.25 every six months thereafter until the quarter ending March 31, 2013, at which time the maximum leverage ratio will be 3.50-to-1.00. The numerators and denominators for these financial ratios are further defined in the credit agreement governing the revolving credit facility. We continuously review our debt covenants and report our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios. As of March 31, 2010, we were in compliance with all of our debt covenants.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the three months ended March 31, 2010 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended March 31, 2010	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$5.2	$489.8	$490.5	4Q2008-1Q2010
OSV newbuild program #4 (3)	14.3	420.2	445.0	2Q2008-3Q2010

Total:	$19.5	$910.0	$935.5

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitations, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction, retrofit or conversion for delivery under our currently active programs, respectively.
(2)	Our MPSV program includes the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two 430 class DP-3 new generation MPSVs at foreign shipyards. The first converted 370 class MPSV, the HOS Centerline, was placed in service on March 27, 2009. The second converted 370 class MPSV, the HOS Strongline, was placed in service on March 25, 2010. The first newbuild 430 class MPSV, the HOS Achiever was placed in service on October 1, 2008. The second newbuild 430 class MPSV, the HOS Iron Horse, was placed in service on November 27, 2009. Based on internal estimates, the aggregate cost of the MPSV program, prior to the allocation of construction period interest, is expected to be approximately $490.5 million.
(3)	Our fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008, eight vessels in 2009 and two vessels in 2010. The remaining two are expected to be placed in service on various dates in 2010 as follows: one vessel each in May and August. Based on the current schedule of projected vessel in-service dates, we expect to own and operate 51 new generation OSVs as of December 31, 2010. These projections result in an average new generation OSV fleet complement of 49.9 vessels for fiscal year 2010. Inclusive of the prior vessel deliveries discussed above, the aggregate cost of our fourth OSV newbuild program is expected to be approximately $445.0 million.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance capital expenditures for the three months ended March 31, 2010 and 2009, and a forecast for 2010 (in millions):

	Three Months Ended March 31,		Year Ending December 31, 2010
	2010	2009
Maintenance and Other Capital Expenditures:	Actual	Actual	Forecast
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$6.4	$5.0	$21.3
Other vessel capital improvements (2)	3.6	1.7	6.1

	10.0	6.7	27.4

Other Capital Expenditures
Commercial-related vessel improvements (3)	1.5	0.1	23.2
Miscellaneous non-vessel additions (4)	0.4	2.8	4.2

	1.9	2.9	27.4

Total:	$11.9	$9.6	$54.8

(1)	Deferred drydocking charges for the full-year 2010 include the projected recertification costs for 11 OSVs, seven tank barges and three tugs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Commercial-related vessel improvements includes items, such as cranes, ROVs and other specialized vessel equipment, which costs are typically included in and offset by higher dayrates charged to customers.
(4)	Non-vessel capital expenditures are primarily related to information technology initiatives.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which we discuss factors that we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include: the Company’s inability to successfully or timely complete its remaining vessel construction program; less than anticipated success in marketing and operating its MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered to Petrobras from going on-hire or result in contractual penalties imposed by Petrobras; further weakening of demand for the Company’s services; inability to effectively curtail operating expenses from stacked vessels; inability to sell or otherwise dispose of non-core assets on acceptable terms; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; further reductions in capital spending budgets by customers; decline in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over-capacity; economic and political risks; weather related risks; the inability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; the imposition of laws or regulations that result in reduced exploration and production activities in the United States or that increase the Company’s operating costs or operating requirements, including any such laws or regulations that may arise as a result of the recent oil spill disaster in the Gulf of Mexico; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations. In addition, the Company’s future results may be impacted by continued volatility or further deterioration in the capital markets and the worldwide economic downturn; inflation, deflation, or other adverse economic conditions that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under the Company’s credit agreement. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filings, can be found on the Company’s website www.hornbeckoffshore.com.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our market risks during the quarter ended March 31, 2010. For additional information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A—Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in response to Item 1A to Part I of Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Removed and Reserved

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

Exhibit Number		Description of Exhibit
4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.12	—	Specimen 8% Series B Senior Note due 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

*10.1†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based).

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 10, 2010	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer