Form 10-Q
period 2010-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2010-08-09
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The total number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2010 was 26,442,959.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

i

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,800	$51,019
Accounts receivable, net of allowance for doubtful accounts of $703 and $860, respectively	78,325	61,724
Other current assets	17,323	13,999

Total current assets	147,448	126,742

Property, plant and equipment, net	1,627,893	1,602,663
Deferred charges, net	42,983	41,195
Other assets	15,325	15,748

Total assets	$1,833,649	$1,786,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,716	$16,279
Accrued interest	9,021	9,787
Accrued payroll and benefits	8,634	6,878
Deferred revenue	1,931	1,876
Current taxes payable	—	1,615
Other accrued liabilities	9,294	4,571

Total current liabilities	54,596	41,006
Long-term debt, net of original issue discount of $47,650 and $53,326, respectively	752,350	746,674
Deferred tax liabilities, net	209,294	198,934
Other liabilities	2,190	2,671

Total liabilities	1,018,430	989,285

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,443 and 26,161 shares issued and outstanding, respectively	264	262
Additional paid-in-capital	409,809	407,334
Retained earnings	404,816	389,218
Accumulated other comprehensive income	330	249

Total stockholders’ equity	815,219	797,063

Total liabilities and stockholders’ equity	$1,833,649	$1,786,348

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues	$111,885	$97,909	$198,131	$207,556
Costs and expenses:
Operating expenses	48,507	40,879	92,839	81,450
Depreciation	14,731	36,174	28,263	46,319
Amortization	4,585	8,138	8,896	13,141
General and administrative expenses	9,640	7,676	18,561	16,438

	77,463	92,867	148,559	157,348

Gain (loss) on sale of assets	95	(4)	619	241

Operating income	34,517	5,038	50,191	50,449
Other income (expense):
Interest income	155	47	249	186
Interest expense	(14,274)	(4,267)	(25,931)	(6,998)
Other income (expense), net	257	(9)	235	(249)

	(13,862)	(4,229)	(25,447)	(7,061)

Income before income taxes	20,655	809	24,744	43,388
Income tax expense	(7,612)	(610)	(9,146)	(16,088)

Net income	$13,043	$199	$15,598	$27,300

Basic earnings per common share	$0.49	$0.01	$0.59	$1.05

Diluted earnings per common share	$0.48	$0.01	$0.57	$1.01

Weighted average basic shares outstanding	26,388	25,995	26,324	25,968

Weighted average diluted shares outstanding	27,156	27,065	27,138	26,927

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,598	$27,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,263	46,319
Amortization	8,896	13,141
Stock-based compensation expense	4,612	4,676
Provision for bad debts	(157)	(671)
Deferred tax expense	8,714	11,841
Amortization of deferred financing costs	7,490	6,061
Gain on sale of assets	(619)	(241)
Equity in (income) loss from investment	6	225
Changes in operating assets and liabilities:
Accounts receivable	(17,111)	19,673
Other receivables and current assets	5,499	1,825
Deferred drydocking charges	(12,108)	(12,633)
Accounts payable	8,291	(9,521)
Accrued liabilities and other liabilities	(4,720)	(13,227)
Accrued interest	(766)	(21)

Net cash provided by operating activities	51,888	94,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(8,533)	(59,314)
Costs incurred for OSV newbuild program #4	(22,670)	(90,512)
Net proceeds from sale of assets	1,458	942
Vessel capital expenditures	(20,769)	(2,546)
Non-vessel capital expenditures	(1,344)	(3,030)

Net cash used in investing activities	(51,858)	(154,460)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving facility	—	60,000
Deferred financing costs	(60)	(17)
Net cash proceeds from other shares issued	730	1,251

Net cash provided by financing activities	670	61,234

Effects of exchange rate changes on cash	81	17

Net increase in cash and cash equivalents	781	1,538
Cash and cash equivalents at beginning of period	51,019	20,216

Cash and cash equivalents at end of period	$51,800	$21,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$22,316	$12,451

Cash paid for income taxes	$2,354	$13,741

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. Earnings Per Share

Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year plus the effect of dilutive stock options and restricted stock unit awards. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$13,043	$199	$15,598	$27,300

Weighted average number of shares of common stock outstanding	26,388	25,995	26,324	25,968
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)	768	1,070	814	959

Adjusted weighted average number of shares of common stock outstanding (3)	27,156	27,065	27,138	26,927

Earnings per common share:
Basic	$0.49	$0.01	$0.59	$1.05

Diluted	$0.48	$0.01	$0.57	$1.01

(1)	Stock options representing rights to acquire 401 and 201 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and 401 and 421 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.
(2)	As of June 30, 2010 and 2009, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending the Company’s performance compared to a predetermined set of performance criteria. See Note 4 for further information regarding certain of the Company’s restricted stock awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	June 30,	December 31,
	2010	2009
6.125% senior notes due 2014, net of original issue discount of $310 and $341	$299,690	$299,659
8.000% senior notes due 2017, net of original issue discount of $6,650 and $6,980	243,350	243,020
1.625% convertible senior notes due 2026, net of original issue discount of $40,690 and $46,005 (1)	209,310	203,995
Revolving credit facility due 2013	—	—

	752,350	746,674
Less current maturities	—	—

	$752,350	$746,674

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

The Company’s 6.125% senior notes due 2014, or 2014 senior notes, have semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The Company’s 8.000% senior notes due 2017, or 2017 senior notes, have semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1. The Company’s 1.625% convertible senior notes due 2026, or convertible senior notes, have semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Subject to certain conversion and redemption features of the convertible senior notes, holders of such notes may require the Company to purchase all or a portion of their notes on each of November 13, 2013, November 15, 2016 and November 15, 2021.

Under the Company’s revolving credit facility, it has the option of borrowing at a variable rate of interest equal to either (i) LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the amended facility. As of June 30, 2010 there were no amounts drawn under the Company’s revolving credit facility and $0.9 million posted as a letter of credit.

The Company estimates the fair value of its 2014 senior notes, its 2017 senior notes and its convertible senior notes by using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $800.0 million, $752.4 million and $675.2 million, respectively, as of June 30, 2010.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amounts of $0.8 million for the second quarter of 2010, $5.1 million for the second quarter 2009, $3.4 million for the first six months of 2010 and $11.5 million for the first six months of 2009.

4. Incentive Compensation

Stock-Based Incentive Compensation Plan

During the Company’s Annual Meeting of Stockholders in June 2010, the Company’s stockholders approved an increase in the number of shares available to issue under its stock-based incentive compensation plan by 700,000. The Company’s stock-based incentive compensation plan now covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors.

During the six months ended June 30, 2010, the Company granted time-based and performance-based restricted stock. Time-based restricted stock was granted to directors, executive officers and certain shore-side employees of the Company. Performance-based restricted stock was granted to executive officers of the Company. The shares to be received under the performance-based restricted stock are calculated based on the Company’s achievement of either of two pre-determined performance criteria over a three-year period, which under certain circumstances may be extended two additional years, as defined by the restricted stock agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the performance goals attained by the Company. During the six months ended June 30, 2010, the Company granted time-based and performance-based restricted stock representing approximately 407,500 shares, assuming award recipients achieve 100% of base share awards.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cancelled. The related stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income before taxes	$2,254	$2,019	$4,612	$4,676

Net income	$1,422	$1,273	$2,906	$2,966

Earnings per common share:
Basic	$0.05	$0.05	$0.11	$0.11

Diluted	$0.05	$0.05	$0.11	$0.11

In addition, the Company capitalized approximately $0.1 million and $0.2 million of stock-based compensation expense that relate directly to newbuild construction programs and general corporate capital projects for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the Company capitalized approximately $0.3 million and $0.5 million, respectively, of stock-based compensation expense that relate directly to newbuild construction programs and general corporate capital projects.

5. Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third-party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2010, the terms of entry with the P&I Club for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Asset and Goodwill Impairment Assessment

In the second quarter of 2009, triggering events occurred which resulted in the Company performing impairment tests on its Downstream segment assets. This resulted in the Company recording a non-cash asset impairment charge of $25.8 million, or $0.60 per diluted share, included in depreciation expense, related to ten single-hulled tank barges and six ocean-going tugs, and a $0.9 million, or $0.02 per diluted share, non-cash charge, included in amortization expense, for the write-off of remaining goodwill associated with the Company’s Downstream segment. The specific triggering events were the Downstream segment operating loss for the quarter ended June 30, 2009, the lack of any material new contracts for the Downstream segment since March 31, 2009, and the lack of any expected change in performance in that segment in the near term. The impairment assessment compared the net book values of the Company’s Downstream marine assets, as well as Downstream segment goodwill that was booked upon the Company’s formation in June 1997, to their respective fair values. The analysis performed during the second quarter of 2009 included considering recent vessel sales, quoted market prices and past third-party appraisals. No new triggering events have occurred for the Company’s Upstream or Downstream equipment since June 30, 2009.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and six months ended June 30, 2010 and 2009, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Upstream
Domestic (1)	$85,203	$72,996	$149,429	$144,060
Foreign (2)	15,295	10,703	27,667	30,215

	100,498	83,699	177,096	174,275

Downstream
Domestic	10,342	13,666	19,628	32,499
Foreign (2)(3)	1,045	544	1,407	782

	11,387	14,210	21,035	33,281

Total	$111,885	$97,909	$198,131	$207,556

Operating expenses:
Upstream	$40,105	$30,717	$76,724	$59,718
Downstream	8,402	10,162	16,115	21,732

Total	$48,507	$40,879	$92,839	$81,450

Depreciation:
Upstream	$12,592	$8,718	$23,986	$16,032
Downstream	2,139	27,456	4,277	30,287

Total	$14,731	$36,174	$28,263	$46,319

Amortization:
Upstream	$3,475	$4,219	$7,160	$7,405
Downstream	1,110	3,919	1,736	5,736

Total	$4,585	$8,138	$8,896	$13,141

General and administrative expenses:
Upstream	$8,899	$6,666	$17,130	$13,589
Downstream	741	1,010	1,431	2,849

Total	$9,640	$7,676	$18,561	$16,438

Gain (loss) on sale of assets:
Upstream	$95	$—	$615	$—
Downstream	—	(4)	4	241

Total	$95	$(4)	$619	$241

Operating income (loss):
Upstream	$35,522	$33,379	$52,711	$77,531
Downstream	(1,005)	(28,341)	(2,520)	(27,082)

Total	$34,517	$5,038	$50,191	$50,449

Capital expenditures:
Upstream	$24,618	$70,172	$50,881	$154,306
Downstream	134	65	1,091	449
Corporate	944	264	1,344	647

Total	$25,696	$70,501	$53,316	$155,402

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2010	As of December 31, 2009
Identifiable Assets:
Upstream	$1,597,355	$1,552,974
Downstream	209,315	204,850
Corporate	26,979	28,524

Total	$1,833,649	$1,786,348

Long-Lived Assets:
Upstream
Domestic	$1,238,385	$1,295,100
Foreign (2)	194,607	108,335

	1,432,992	1,403,435

Downstream
Domestic	168,386	191,627
Foreign (2)(3)	18,965	—

	187,351	191,627
Corporate	7,550	7,601

Total	$1,627,893	$1,602,663

(1)	During the three months ended June 30, 2010, the Company’s Upstream segment recorded $10.5 million of non-recurring revenues for one of its specialty service vessels unrelated to the oil spill relief efforts in the U.S. Gulf of Mexico.
(2)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of June 30, 2010 and December 31, 2009, respectively.
(3)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

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

General

Outlook

In response to the April 20, 2010, Deepwater Horizon incident, the United States Department of the Interior (“DOI”) ordered a moratorium on all deepwater drilling on the OCS effective May 30, 2010. On June 7, 2010, we challenged the legality of the moratorium in a federal court on the basis that the moratorium is arbitrary and capricious and contrary to law. One day after holding an expedited hearing on June 21, 2010, the U.S District Court for the Eastern District of Louisiana granted our request to preliminarily enjoin the DOI’s moratorium. The DOI launched an immediate appeal to the United States Court of Appeals for the Fifth Circuit. In two subsequent rulings, both the district court and the appellate court denied the DOI’s separate requests to stay the district court’s injunction pending its appeal. As a result of the moratorium litigation brought by us, the May 30 moratorium is no longer legally in effect. On July 12, 2010, the DOI issued a so-called “new” moratorium and filed motions in the district court and in the appellate court seeking dismissal of the moratorium litigation as “moot.” We have opposed these motions and, in court filings, have asserted that the second moratorium is a de facto extension of the first moratorium, which has already been struck down. Oral arguments related to the mootness issue have been scheduled in district court for August 11, 2010. The government’s appeal of the preliminary injunction is scheduled for September 1, 2010. Following the initiation of legal proceedings by us, certain drilling companies have brought legal challenges in the same district court against the second moratorium, as well as the de facto moratorium affecting shallow water drilling activities. We do not expect that drilling activities in the GoM will recommence until such time that legal issues surrounding the moratorium and the issuance of drilling permits are resolved to the satisfaction of operators.

If this drilling moratorium continues for an extended period, or if the Administration’s review of the BP incident results in federal legislation, policy, restrictions or regulations that cause delays or deter new drilling in the U.S. Gulf of Mexico, or GoM, or other areas in which our vessels operate, such actions could have a material adverse effect on our financial position, results of operations and cash flows. In that event, we may need to expand our international presence by mobilizing vessels out of the GoM into foreign markets such as Latin America, the Middle East or other regions. We will also continue to seek additional specialty-work and non-oilfield markets for our vessels.

Notwithstanding the drilling moratorium, weakness in the overall economy continues to negatively impact dayrates and utilization for each of our business segments. Prior to the BP incident in the GoM, we had observed some indications that demand for services in our Upstream Segment was stabilizing, and perhaps showing signs of improvement. We have not seen any improvement of the prevailing weak market conditions in our Downstream Segment. Since the BP incident, we have experienced increased demand for our Upstream and Downstream equipment as a result of oil spill containment and recovery efforts. However, the duration of current conditions, including the length and subsequent impact of the drilling moratorium and oil spill containment and recovery efforts, is not predictable. Based on our current internal estimates, we expect BP to account for at least 10% of our total consolidated revenues for the year ending December 31, 2010.

Upstream Segment

As of June 30, 2010, our 43 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	29
Other U.S. coastlines	4

33

Foreign (1)
Latin America	12
Middle East	2

14

Total Upstream Vessels (2)	47

(1)	Our Upstream foreign areas of operation generally include the following countries: Brazil, Mexico, Trinidad and Qatar.
(2)	Excluded from this table are seven of our new generation OSVs and two conventional OSVs that were stacked as of June 30, 2010.

Our average new generation OSV dayrates for the second quarter of 2010 were in the low- $20,000 range and our average OSV utilization was in the low-70% range. During the second quarter of 2010, our average OSV utilization was affected by approximately 354 days of aggregate downtime related to customer-required modifications and pre-positioning of eight vessels that have mobilized or are mobilizing to Latin America during 2010 for multi-year charters. This lower utilization also resulted from the continued soft OSV market conditions in the GoM, which began in early 2009, and led to us having seven new generation OSVs stacked as of June 30, 2010.

Vessels in the spot market will continue to be priced based on prevailing terms. OSV demand in the GoM has historically depended on various market indicators such as rig counts and oil and gas industry capital spending budgets. The imposed drilling moratorium has had a significant adverse impact on these demand drivers. Since the announcement of the deepwater drilling moratorium, we have observed a 48% decline in the active drilling fleet in the GoM. However, this demand decline has been temporarily offset by an expansive effort by BP to deploy marine assets to control and recover the oil spill.

As of July 31, 2010, we had 11 OSVs that were primarily performing skimming and oil recovery activities under spot market contracts, including three new generation OSVs that were stacked as of March 31, 2010 and re-activated since that date to support the clean-up efforts. We also had four of our MPSVs, representing roughly 50% of our MPSV days worked during the second quarter, supporting BP’s efforts to stop the flow of oil by capping the well or drill two relief wells.

Downstream Segment

As of June 30, 2010, our Downstream fleet was comprised of a mix of nine double-hulled tank barges, four single-hulled tank barges and 16 ocean-going tugs. We also own two additional single-hulled tank barges that were retired from service in 2009 as required under OPA 90. All of our single-hulled tank barges and six lower horsepower tugs were stacked as of June 30, 2010. Weak demand for Downstream equipment continued during the second quarter of 2010, particularly for our black-oil equipment. Downstream results for the second quarter were adversely impacted by the continued decline in demand for petroleum products in the U.S. In addition, newbuild vessels representing 600,000 barrels of double-hulled tank barge capacity were delivered by competitors to the market during the second quarter. These unfavorable supply/demand fundamentals were temporarily offset by increased demand for our Downstream equipment in connection with BP’s oil spill recovery efforts. As of July 31, 2010, we had five double-hulled tank barges deployed for oil skimming operations in the GoM. The duration of these oil spill recovery efforts cannot be predicted.

Notwithstanding the demand for oil skimming marine equipment, we anticipate the weak market conditions for our Downstream vessels will continue throughout 2010, and may result in our decision to stack one or more double-hulled tank barges in 2010. We do not expect to return to active service any of the currently stacked single-hulled barges in our Downstream fleet. With the protracted weak demand for tugs and tank barges coupled with the expansion of our Upstream fleet, we expect our Downstream segment to represent a much smaller portion of our consolidated operating results compared to historical trends.

Critical Accounting Estimates

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

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate the vast majority of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Offshore Supply Vessels:
Average number of new generation OSVs (1)	49.5	42.1	49.0	41.3
Average new generation OSV fleet capacity (deadweight)	124,065	103,162	122,673	100,015
Average new generation vessel capacity (deadweight)	2,505	2,452	2,502	2,420
Average new generation OSV utilization rate (2)	71.8%	83.6%	72.3%	88.2%
Effective new generation OSV utilization rate (3)	84.5%	86.6%	85.8%	89.7%
Average new generation OSV dayrate (4)	$23,874	$21,330	$21,946	$22,233
Effective dayrate (5)	$17,142	$17,832	$15,867	$19,610
Tugs and Tank Barges:
Double-hulled tank barges:
Average number of tank barges (6)	9.0	9.0	9.0	9.0
Average fleet capacity (barrels)	884,621	884,621	884,621	884,621
Average barge capacity (barrels)	98,291	98,291	98,291	98,291
Average utilization rate (2)	74.2%	67.2%	74.7%	73.5%
Average dayrate (7)	$18,708	$19,810	$17,262	$20,132
Effective dayrate (5)	$13,881	$13,312	$12,895	$14,797

(1)	We owned 50 new generation OSVs as of June 30, 2010. For the six months ended June 30, 2010, our average number of new generation OSVs above includes the HOS Arrowhead, the HOS Pinnacle and the HOS Windancer, which are three newly constructed OSVs that were placed in service under our fourth OSV newbuild program in January 2010, February 2010 and May 2010, respectively. As of June 30, 2010, seven new generation OSVs were stacked. Excluded from this data are two conventional OSVs that we consider to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(4)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(5)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.

(6)	The operating data presented above reflects only the results from our double-hulled tank barges. Our six single-hulled tank barges, all of which have been stacked, have been excluded from our Downstream dayrate and utilization rate information. Our active Downstream fleet is comprised of nine double-hulled barges and ten ocean-going tugs.
(7)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

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

The following table provides the detailed components of EBITDA as we define that term for the three and six months ended June 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of EBITDA:
Net income	$13,043	$199	$15,598	$27,300
Interest expense, net
Debt obligations	14,274	4,267	25,931	6,998
Interest income	(155)	(47)	(249)	(186)

Total interest, net	14,119	4,220	25,682	6,812

Income tax expense	7,612	610	9,146	16,088
Depreciation	14,731	36,174	28,263	46,319
Amortization	4,585	8,138	8,896	13,141

EBITDA	$54,090	$49,341	$87,585	$109,660

The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
EBITDA Reconciliation to GAAP:
EBITDA	$54,090	$49,341	$87,585	$109,660
Cash paid for deferred drydocking charges	(5,684)	(7,680)	(12,108)	(12,633)
Cash paid for interest	(11,289)	(11,861)	(22,316)	(12,451)
Cash paid for taxes	(1,628)	(1,376)	(2,354)	(13,741)
Changes in working capital	(5,448)	5,263	(2,761)	19,923
Stock-based compensation expense	2,254	2,019	4,612	4,676
Changes in other, net	(34)	(577)	(770)	(687)

Net cash flows provided by operating activities	$32,261	$35,129	$51,888	$94,747

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and six months ended June 30, 2010 and 2009, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense	$2,254	$2,019	$4,612	$4,676
Interest income	155	47	249	186

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

Summarized financial information concerning our reportable segments for the three months ended June 30, 2010 and 2009, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	$ Change	% Change
Revenues:
Upstream
Domestic	$85,203	$72,996	$12,207	16.7%
Foreign	15,295	10,703	4,592	42.9

	100,498	83,699	16,799	20.1

Downstream
Domestic	10,342	13,666	(3,324)	(24.3)
Foreign (1)	1,045	544	501	92.1

	11,387	14,210	(2,823)	(19.9)

	$111,885	$97,909	$13,976	14.3%

Operating expenses:
Upstream	$40,105	$30,717	$9,388	30.6%
Downstream	8,402	10,162	(1,760)	(17.3)

	$48,507	$40,879	$7,628	18.7%

Depreciation and amortization:
Upstream	$16,067	$12,937	$3,130	24.2%
Downstream	3,249	31,375	(28,126)	(89.6)

	$19,316	$44,312	$(24,996)	(56.4)%

General and administrative expenses:
Upstream	$8,899	$6,666	$2,233	33.5%
Downstream	741	1,010	(269)	(26.6)

	$9,640	$7,676	$1,964	25.6%

Gain (loss) on sale of assets:
Upstream	$95	$—	$95	>100.0%
Downstream	—	(4)	4	(100.0)%

	$95	$(4)	$99	>(100.0)%

Operating income:
Upstream	$35,522	$33,379	$2,143	6.4%
Downstream	(1,005)	(28,341)	27,336	(96.5)%

	$34,517	$5,038	$29,479	>100.0%

Interest expense	$14,274	$4,267	$10,007	>100.0%

Interest income	$155	$47	$108	>100.0%

Income tax expense	$7,612	$610	$7,002	>100.0%

Net income	$13,043	$199	$12,844	>100.0%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues. Revenues for the three months ended June 30, 2010 increased by $14.0 million, or 14.3%, to $111.9 million compared to the same period in 2009 primarily due to the full or partial-period contribution of 10 Upstream vessels that were added to our fleet since June 30, 2009. However, our weighted-average active operating fleet as of June 30, 2010 was approximately 65 vessels compared to 70 vessels as of June 30, 2009 due to vessels that were stacked, sold or retired during 2009.

Revenues from our Upstream segment increased by $16.8 million, or 20.1%, to $100.5 million for the three months ended June 30, 2010 compared to $83.7 million for the same period in 2009. The vessels placed in service since the second quarter of 2009 under our newbuild and conversion programs accounted for a $31.6 million increase in Upstream revenues. These incremental revenues were offset by a $13.0 million decrease in revenue from our new generation OSVs that were in service during each of the quarters ended June 30, 2010 and 2009 and a $1.8 million decrease in revenue for one of our conventional OSVs that was in service during the quarter ended June 30, 2009, but has since been sold, and decreased activity at our shore-base port facility. Our new generation OSV average dayrate was $23,874 for the second quarter of 2010 compared to $21,330 for the same period in 2009, an increase of $2,544, or 11.9%. Our new generation OSV dayrates for the second quarter of 2010 were favorably impacted by non-recurring revenues for one of our specialty service vessels unrelated to the oil spill relief efforts in the GoM. Excluding these revenues, our new generation OSV dayrates would have been $20,628, or 3.3% lower than the prior-year quarter. Our new generation OSV utilization was 71.8% for the second quarter of 2010 compared to 83.6% for the same period in 2009. The decline in utilization was driven by continued weak GoM OSV market conditions over the last 12 months. In addition, we incurred 354 incremental days out-of-service during the second quarter of 2010 related to the mobilization of vessels for long-term charters in Latin America. Domestic revenues for our Upstream segment increased $12.2 million during the three months ended June 30, 2010 due to the full or partial-quarter contribution of eight additional OSVs and two additional MPSVs that were placed in service on various dates since June 30, 2009. Foreign revenues for our Upstream segment increased $4.6 million due to six additional vessels deployed to foreign markets since the second quarter of 2009.

Revenues from our Downstream segment decreased by $2.8 million, or 19.9%, to $11.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Single-hulled tank barges that were in service during the second quarter of 2009, but have been retired or stacked since then, accounted for $3.3 million of the Downstream revenue decline. This revenue decline was partially offset by a $0.5 million increase in revenue from our nine double-hulled tank barges, which were in service during each of the quarters ended June 30, 2009 and 2010. Our Downstream revenues for the second quarter of 2010 were favorably impacted by one of our double-hulled tank barges performing well-test services for an Upstream customer in the GoM and several double-hulled tank barges temporarily supporting oil spill response efforts. Our double-hulled tank barge average dayrate was $18,708 for the three months ended June 30, 2010, a decrease of $1,102, or 5.6%, from $19,810 for the same period in 2009. Excluding the incremental revenues associated with the well-test revenue, dayrates would have been $17,547, a decrease of $2,263 from the prior year quarter. Our double-hulled tank barge utilization was 74.2% for the second quarter of 2010 compared to 67.2% for the second quarter of 2009.

Utilization improved largely due to increased activity related to the BP oil spill. As of June 30, 2010, we had five double-hulled tank barges temporarily assisting with oil skimming operations in the GoM.

Operating expenses. Operating expenses for the three months ended June 30, 2010 increased by $7.6 million, or 18.7%, to $48.5 million. This increase was primarily associated with adding eight DP-2 new generation OSVs and two MPSVs to our active fleet since June 2009 under our fourth OSV newbuild program and MPSV program, respectively. Through vessel sales or stacking, we have partially offset these higher operating costs by removing five DP-1 new generation OSVs, one conventional OSV, three single-hulled tank barges and three ocean-going tugs from our operating fleet since the second quarter of 2009.

Operating expenses for our Upstream segment were $40.1 million, an increase of $9.4 million, or 30.6%, for the second quarter of 2010 compared to $30.7 million for the same period in 2009. Newly constructed vessels placed in service since June 30, 2009 accounted for approximately $10.7 million of the increase in operating expenses. Vessels that were in service for each of the quarters ended June 30, 2009 and 2010 accounted for $2.1 million of the increase in operating expenses largely due to mobilization costs for vessels that are or will be operating in Latin America. Industry-wide Brazilian importation and regulatory review delays have resulted in higher than expected days out of service and operating costs associated with placing eight vessels on charter in Brazil. These increases were partially offset by approximately $3.4 million in operating expense savings primarily from a reduction of our operating fleet through vessel sales or stacking and decreased activity at our shore-base port facility.

Operating expenses for our Downstream segment were $8.4 million, a decrease of $1.8 million, or 17.3%, for the three months ended June 30, 2010 compared to $10.2 million for the same period in 2009. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since the second quarter of 2009.

Depreciation and Amortization. Depreciation and amortization was $25.0 million lower for the three months ended June 30, 2010 compared to the same period in 2009 substantially due to the $26.7 million asset and goodwill impairment charges for our Downstream vessels that was recorded during the second quarter of 2009. Beyond these impairment charges, we recorded incremental depreciation related to eight OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since the second quarter of 2009. Depreciation and amortization expense is expected to increase further when the remaining vessel to be delivered under our current newbuild program is placed in service and when this vessel and any other acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $9.6 million, or 8.6% of revenues, increased by $2.0 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase is primarily attributable to higher shore-side variable incentive compensation compared to the prior-year quarter. Our general and administrative expenses are expected to remain in the approximate range of 9% to 11% of revenues for the second half of 2010.

Operating Income. Operating income increased by $29.5 million to $34.5 million during the three months ended June 30, 2010 compared to the same period in 2009 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 35.3% for the three months ended June 30, 2010 compared to 39.9% for the same period in 2009. The primary driver for this margin decrease relates to operating costs associated with the operation of and mobilization of eight vessels to Latin America. We recorded an operating loss of $1.0 million for our Downstream segment for the second quarter of 2010, compared to operating loss of $28.3 million for the second quarter of 2009. Excluding the asset and goodwill impairment charges noted above, the Downstream segment operating loss for the second quarter of 2009 would have been $1.6 million.

Interest Expense. Interest expense increased $10.0 million during the three months ended June 30, 2010 compared to the same period in 2009. Our interest expense variance was driven by incremental interest costs resulting from our 8.000% senior notes due 2017, which were issued in August 2009, and lower capitalized interest driven by having fewer vessels being constructed under our newbuild and conversion programs. During the second quarter of 2010, we capitalized construction period interest of $0.8 million, or roughly 5% of our total interest costs for such period, compared to $5.1 million, or roughly 54% of our total interest costs for the year-ago quarter. With our newbuild and conversion programs scheduled to be completed by the end of September 2010, we expect to capitalize annual construction period interest of $3.3 million, or 6% of our estimated total interest costs for the full fiscal year 2010. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased $0.1 million during the three months ended June 30, 2010 compared to the same period in 2009. Although we earned lower rates on our invested cash balance, our average cash balance increased to $49.2 million for the three months ended June 30, 2010 compared to $22.7 million for the same period in 2009. The average interest rate earned on our invested cash balances during the three months ended June 30, 2010 was approximately 0.8% compared to 0.9% for the same period in 2009.

Income Tax Expense. Our effective tax rate was 36.9% and 75.4% for the three months ended June 30, 2010 and 2009, respectively. Excluding the impact of the Downstream goodwill impairment charges, our effective tax rate for the second quarter of 2009 would have been 36.9%. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by $12.8 million to $13.0 million for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to the substantial increase in operating income discussed above offset, in part, by a $9.9 million pre-tax increase in net interest expense.

Summarized financial information concerning our reportable segments for the six months ended June 30, 2010 and 2009, respectively, is shown below in the following table (in thousands, except percentage changes):

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	$ Change	% Change
Revenues:
Upstream
Domestic	$149,429	$144,060	$5,369	3.7%
Foreign	27,667	30,215	(2,548)	(8.4)

	177,096	174,275	2,821	1.6

Downstream
Domestic	19,628	32,499	(12,871)	(39.6)
Foreign (1)	1,407	782	625	79.9

	21,035	33,281	(12,246)	(36.8)

	$198,131	$207,556	$(9,425)	(4.5)%

Operating expenses:
Upstream	$76,724	$59,718	$17,006	28.5%
Downstream	16,115	21,732	(5,617)	(25.8)

	$92,839	$81,450	$11,389	14.0%

Depreciation and amortization:
Upstream	$31,146	$23,437	$7,709	32.9%
Downstream	6,013	36,023	(30,010)	(83.3)

	$37,159	$59,460	$(22,301)	(37.5)%

General and administrative expenses:
Upstream	$17,130	$13,589	$3,541	26.1%
Downstream	1,431	2,849	(1,418)	(49.8)

	$18,561	$16,438	$2,123	12.9%

Gain on sale of assets:
Upstream	$615	$—	$615	>100.0%
Downstream	4	241	(237)	(98.3)%

	$619	$241	$378	>100.0%

Operating income:
Upstream	$52,711	$77,531	$(24,820)	(32.0)%
Downstream	(2,520)	(27,082)	24,562	(90.7)%

	$50,191	$50,449	$(258)	(0.5)%

Interest expense	$25,931	$6,998	$18,933	>100.0%

Interest income	$249	$186	$63	33.9%

Income tax expense	$9,146	$16,088	$(6,942)	(43.2)%

Net income	$15,598	$27,300	$(11,702)	(42.9)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues. Revenues for the six months ended June 30, 2010 decreased by $9.4 million, or 4.5%, to $198.1 million compared to the same period in 2009 primarily due to a decline in effective, or utilization-adjusted, dayrates for both our Upstream and Downstream segments. These lower dayrates were partially offset by the full and partial-period contribution of Upstream vessels that were added to our fleet since January 1, 2009. Although we added 13 vessels to our fleet since early 2009, our weighted-average active operating fleet as of June 30, 2010 was approximately 64 vessels compared to 72 vessels for the same period in 2009 as a result of vessels that were stacked, sold or retired during 2009.

Revenues from our Upstream segment increased by $2.8 million, or 1.6%, to $177.1 million for the six months ended June 30, 2010 compared to $174.3 million for the same period in 2009. The vessels placed in service since early 2009 under our newbuild and conversion programs accounted for a $63.1 million increase in Upstream revenues. These incremental revenues were offset by a $56.3 million decrease in revenue primarily from lower effective dayrates for our new generation OSVs that were in service for each of the six months ended June 30, 2010 and 2009 and a $4.0 million decrease in revenue for our conventional OSVs that were in service during the six months ended June 30, 2009, but have either been stacked or sold on various dates since then and decreased activity at our shore-base port facility. Our new generation OSV average dayrates were $21,946 for the first six months of 2010 compared to $22,233 for the same period in 2009, a decrease of $287, or 1.3%. Our new generation OSV dayrates for the first six months of 2010 were favorably impacted by non-recurring revenues for one of our specialty service vessels unrelated to the oil spill relief efforts in the GoM. Excluding these revenues, our new generation OSV dayrates would have been $20,310, or 8.6% lower than the prior-year period. Our new generation OSV dayrates were impacted by lower demand for our services resulting from decreased drilling and production activity in the markets in which we operate. In addition, we had several contracts that were executed prior to 2009 that expired on various dates in 2009 and early 2010. These contracts were either renewed or replaced on terms that were not as favorable as those prior to expiration. Several OSV time charter contracts that were in effect during the first half of 2009 and previously fixed in 2008 at dayrates in the range of $20,000 to $36,000 have since been replaced or renewed with spot time charters at dayrates that are roughly 50% lower than their previously contracted rates. Our new generation OSV utilization was 72.3% for the first six months of 2010 compared to 88.2% for the same period in 2009. The decline in utilization was driven by weaker GoM OSV market conditions over the last 12 months, which was further exacerbated by the recent federal drilling moratorium in the deepwater GoM. In addition we had 636 incremental days out-of-service to ready eight OSVs for long-term charters in Latin America. Domestic revenues for our Upstream segment increased $5.4 million during the six months ended June 30, 2010 due to the full or partial-period contribution of ten additional OSVs and three additional MPSVs that were placed in service on various dates since 2009. This increase was partially offset by five new generation OSVs and one conventional OSVs being stacked since the second quarter of 2009. Foreign revenues for our Upstream segment decreased $2.5 million mainly due to decreased market dayrates for international vessels since the second quarter of 2009.

Revenues from our Downstream segment decreased by $12.2 million, or 36.8%, to $21.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The full- or partial-period revenue contribution from single-hulled tank barges that were in service for during the first six months of 2009, but have been retired or stacked since then, accounted for $9.1 million of the Downstream revenue decline. Our nine double-hulled tank barges, which were in service during each of the six months ended June 30, 2009 and 2010, accounted for the remaining $3.1 million of our Downstream revenue variance. Our double-hulled tank barge average dayrate was $17,262 for the six months ended June 30, 2010, a decrease of $2,870, or 14.3%, from $20,132 for the same period in 2009. Our double-hulled tank barge utilization was 74.7% for the first half of 2010 compared to 73.5% for the first half of 2009. The slight increase in double-hulled tank barge utilization was primarily driven by having five of our barges temporarily assisting in oil spill recovery efforts in the GoM during the second quarter of 2010.

Operating expenses. Operating expenses for the six months ended June 30, 2010 increased by $11.4 million, or 14.0%, to $92.8 million. This increase was primarily associated with adding ten new generation OSVs and three MPSVs to our active fleet since early 2009 under our fourth OSV newbuild program and MPSV program, respectively. These increased costs related to fleet additions were partially offset by the reduced operating costs associated with the removal from our active operating fleet, through vessel sales or stacking, of five new generation OSVs, one conventional OSV, three single-hulled tank barges and three ocean-going tugs since the year-ago period.

Operating expenses for our Upstream segment were $76.7 million, an increase of $17.0 million, or 28.5%, for the first six months of 2010 compared to $59.7 million for the same period in 2009. Newly constructed vessels placed in service since June 2009 accounted for approximately $20.1 million of the higher operating costs. Vessels that operated during each of the six-month periods ended June 30, 2009 and 2010 accounted for approximately $5.5 million of the operating expense variance, which primarily resulted from vessels mobilizing to or operating in Latin America. Industry-wide Brazilian importation and regulatory review delays have resulted in higher than expected days out of service and operating costs associated with placing eight vessels on charter in Brazil. These increases were partially offset by approximately $8.6 million in operating expense decreases resulting from a reduction of our operating fleet through vessel sales or stacking and decreased activity at our shore-base port facility.

Operating expenses for our Downstream segment were $16.1 million, a decrease of $5.6 million, or 25.8%, for the six months ended June 30, 2010 compared to $21.7 million for the same period in 2009. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since the first six months of 2009.

Depreciation and Amortization. Depreciation and amortization was $22.3 million lower for the six months ended June 30, 2010 compared to the same period in 2009 substantially due to the $26.7 million asset and goodwill impairment charges for our Downstream segment recorded during the second quarter of 2009. In addition, we incurred incremental depreciation related to ten OSVs placed in service under our fourth OSV newbuild program and three MPSVs placed in service under our MPSV program since June 30, 2009. Depreciation and amortization expense is expected to increase further when the remaining vessel to be delivered under our current newbuild program is placed in service and when this vessel and any other acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $18.6 million, or 9.4% of revenues, increased by $2.1 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase is primarily the result of higher variable incentive compensation recorded during the six months ended June 30, 2010. Our general and administrative expenses are expected to remain in the approximate range of 9% to 11% of revenues for fiscal 2010.

Gain on Sale of Assets. During the first six months of 2010, we sold one conventional OSV, the Cape Fear, for net cash proceeds of $1.3 million, which resulted in a gain of approximately $0.5 million. During the first six months of 2009, we sold the Stapleton Service, an older, lower-horsepower tug, for net cash proceeds of $0.9 million, which resulted in a gain of $0.2 million.

Operating Income. Operating income decreased by $0.3 million, or 0.5%, to $50.2 million during the six months ended June 30, 2010 compared to the same period in 2009 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 29.8% for the six months ended June 30, 2010 compared to 44.4% for the same period in 2009. The primary driver for this margin decrease relates to operating costs associated with the operation of and mobilization of eight vessels to Latin America. We recorded an operating loss of $2.5 million for our Downstream segment for the first half of 2010, compared to operating loss of $27.1 million for the same period in 2009. Excluding the asset and goodwill impairment charges noted above, the Downstream segment operating loss for the first half of 2009 would have been $0.4 million.

Interest Expense. Interest expense increased $25.9 million during the six months ended June 30, 2010 compared to the same period in 2009. This increase was driven by incremental interest resulting from our 8.000% senior notes due 2017, which were issued in August 2009; and lower capitalized interest driven by having fewer vessels under construction in our newbuild and conversion programs. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased 33.9% during the six months ended June 30, 2010 compared to the same period in 2009. Although we earned lower rates on our invested cash balances, our average cash balance increased to $52.0 million for the six months ended June 30, 2010 compared to $24.7 million for the same period in 2009. The average interest rate earned on our invested cash balances during the six months ended June 30, 2010 was approximately 0.8% compared to 1.0% for the same period in 2009.

Income Tax Expense. Our effective tax rate was 37.0% and 37.1% for the six months ended June 30, 2010 and 2009, respectively. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income decreased by $11.7 million, or 42.9%, to $15.6 million for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to the substantial decrease in operating income discussed above and an $18.9 million pre-tax increase in net interest expense.

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

We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets and the recent impact of the oil spill and drilling moratorium, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business. We believe that our cash on-hand, projected operating cash flow and our existing revolver capacity will be more than sufficient to operate the Company and complete construction of our last remaining newbuild OSV.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as a prolonged drilling moratorium in the GoM, declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed in the Risk Factors described in our Annual Report on Form 10-K or under the “Forward Looking Statements” discussed in this Quarterly Report on Form 10-Q, may affect our financial condition or results of operations. None of our debt instruments mature any sooner than March 2013. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. It is possible that, due to events beyond our control, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of June 30, 2010, we had total cash and cash equivalents of $51.8 million. The remaining construction costs related to our fourth OSV newbuild program of approximately $12.8 million, as of June 30, 2010, have been and will continue to be funded with cash on hand, projected cash flows from operations and, if applicable, borrowings available under our revolving credit facility. The revolving credit facility as of July 31, 2010 remains undrawn. As of June 30, 2010, we had a posted letter of credit for $0.9 million and had $249.1 million of credit immediately available under our revolving credit facility. Our liquidity position is primarily dependent on cash on hand, cash flows generated from operations, shipyard schedules, the achievement of construction milestones, and the potential sale of additional non-core assets. In addition, our liquidity would be affected should we access additional debt or equity financings.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $51.9 million for the six months ended June 30, 2010 and $94.7 million for the six months ended June 30, 2009. Operating cash flows decreased from the prior-year period mainly due to a decline in effective dayrates and utilization for our Upstream and Downstream segments. Cash flows from operations for the six months ended June 30, 2010 reflect full and partial-period contributions from ten additional new generation OSVs and three MPSVs that were placed in service since the first six months of 2009. Our cash flows from operations should continue to be favorably impacted in 2010 by the partial-year revenue contribution from vessels placed in service on various dates throughout 2010 under our MPSV program and our fourth OSV newbuild program.

Investing Activities. Net cash used in investing activities was $51.9 million for the six months ended June 30, 2010 and $154.5 million for the six months ended June 30, 2009. Cash utilized during the first six months of 2010 primarily consisted of construction costs incurred for our newbuild and conversion programs, which were partially offset by approximately $1.5 million in net cash proceeds from the sale of one conventional OSV and other non-revenue generating equipment. Cash utilized during the first six months of 2009 primarily consisted of construction costs incurred for our newbuild and conversion programs, which were partially offset by approximately $0.9 million in net cash proceeds from the March 2009 sale of one older, lower-horsepower tug.

Financing Activities. Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2010 was comprised of deferred financing costs and net proceeds from common shares issued pursuant to our employee stock-based compensation plans. Net cash provided by financing activities of $61.2 million for the six months ended June 30, 2009 primarily resulted from incremental borrowings under our revolving credit facility.

Contractual Obligations

Debt

As of June 30, 2010, we had total debt of $752.4 million, net of original issue discount of $47.7 million. Our debt is comprised of $299.7 million of our 6.125% senior notes due 2014, or 2014 senior notes, $243.4 million of our 8.000% senior notes due 2017, or 2017 senior notes, and $209.3 million of our 1.625% convertible senior notes due 2026, or convertible senior notes. As of June 30, 2010, we had a posted letter of credit for $0.9 million and had $249.1 million of credit immediately available under our revolving credit facility. The revolving credit facility remains undrawn as of July 31, 2010. For further information on our debt agreements, see Note 3 to our consolidated financial statements included herein.

The credit agreement governing our revolving credit facility and the indentures governing our 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Our credit agreement requires us to adhere to certain financial covenants, including defined ratios of interest coverage of at least 3.00-to-1.00 and a maximum debt leverage of at least 4.50-to-1.00 through the quarter ending June 30, 2010 and declining by 0.25 every six months thereafter until the quarter ending March 31, 2012, at which time the maximum debt leverage ratio will be 3.50-to-1.00. Our credit agreement defines the interest coverage ratio as adjusted EBITDA divided by net interest expense (excluding the non-cash original issue discount component of interest expense relating to our convertible senior notes) and the debt leverage ratio as funded net debt divided by pro forma adjusted EBITDA. An interest coverage ratio generally measures a company’s ability to fund the interest payments under its debt agreements while a debt leverage ratio generally measures a company’s ability to repay its incurred debt. The numerators and denominators for these financial ratios are further defined in the credit agreement governing our revolving credit facility. We continuously review our debt covenants and report our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios. As of June 30, 2010, we were in compliance with all of our debt covenants.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the three months ended June 30, 2010 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
MPSV program (2)	$1.3	$6.5	$491.1	$491.1	Completed
OSV newbuild program #4 (3)	7.0	21.3	427.2	440.0	2Q2008-3Q2010

Total:	$8.3	$27.8	$918.3	$931.1

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitations, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild and conversion programs represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction, retrofit or conversion for delivery under our currently active programs, respectively.
(2)	Our MPSV program included the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two 430 class DP-3 new generation MPSVs at foreign shipyards. The first converted 370 class MPSV, the HOS Centerline, was placed in service on March 27, 2009. The first newbuild 430 class MPSV, the HOS Achiever was placed in service on October 1, 2008. The second newbuild 430 class MPSV, the HOS Iron Horse, was placed in service on November 27, 2009. With the second converted 370 class MPSV, the HOS Strongline, being placed in service on March 25, 2010, the MPSV program has been completed. These actual delivery dates result in an average MPSV fleet complement of 3.8 vessels for fiscal year 2010. The aggregate cost of the MPSV program, prior to the allocation of construction period interest, was approximately $491.1million.
(3)	Our fourth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008, eight vessels in 2009 and three vessels in 2010. The last vessel to be delivered under this program is expected to be placed in service in September 2010. Based on the current schedule of projected vessel in-service dates, we expect to own and operate 51 new generation OSVs as of December 31, 2010. These projections result in an average new generation OSV fleet complement of 49.8 vessels for fiscal year 2010. Inclusive of the prior vessel deliveries discussed above, the aggregate cost of our fourth OSV newbuild program is expected to be approximately $440.0 million.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance capital expenditures for the three and six months ended June 30, 2010 and 2009, and a forecast for fiscal 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2010	2009	2010	2009	2010
Maintenance and Other Capital Expenditures:	Actual	Actual	Actual	Actual	Forecast
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$5.7	$7.7	$12.1	$12.7	$22.6
Other vessel capital improvements (2)	1.0	0.3	4.6	2.0	6.4

	6.7	8.0	16.7	14.7	29.0

Other Capital Expenditures
Commercial-related vessel improvements (3)	14.7	0.4	16.2	0.5	18.2
Miscellaneous non-vessel additions (4)	0.9	0.2	1.3	3.0	3.5

	15.6	0.6	17.5	3.5	21.7

Total:	$22.3	$8.6	$34.2	$18.2	$50.7

(1)	Deferred drydocking charges for the full-year 2010 include the projected recertification costs for 11 OSVs, seven tank barges and three tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Commercial-related vessel improvements include items, such as cranes, ROVs and other specialized vessel equipment, which costs are typically included in and offset by higher dayrates charged to customers.
(4)	Non-vessel capital expenditures are primarily related to information technology initiatives.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which we discuss factors that we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include the effect of any drilling moratorium issued by the Department of the Interior (“DOI”) directing lessees and operators to cease drilling new and existing deepwater wells on federal leases in the U.S. Gulf of Mexico, or any future extension of such moratorium, as well as the slow-down on the issuance of drilling permits for new wells in shallow waters due to new DOI regulations. Future results may also be impacted by proposed federal legislation or regulations that may be implemented in response to the Deepwater Horizon event. The drilling moratorium or new legislation or regulations could further aggravate a number of other existing risks, uncertainties and assumptions, including, without limitation: less than anticipated success in marketing and operating our MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties imposed by foreign customers; further weakening of demand for our services; inability to effectively curtail operating expenses from stacked vessels; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; further reductions in capital spending budgets by customers; decline in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over capacity; economic and political risks; weather related risks; the inability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; the imposition of laws or regulations that result in reduced exploration and production activities in the United States or that increase our operating costs or operating requirements, including any such laws or regulations that may arise as a result of the recent drilling and lease moratorium or as a result of the oil spill disaster in the Gulf of Mexico; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations. In addition, our future results may be impacted by continued volatility or further deterioration in the capital markets and the worldwide economic downturn; inflation, deflation, or other adverse economic conditions that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide expected funding under our credit agreement. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filings, can be found on the Company’s website www.hornbeckoffshore.com.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See discussion of our legal proceedings with the DOI in the General section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

Item 1A—Risk Factors

Other than listed below, there were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in response to Item 1A to Part I of Form 10-K.

An extended drilling moratorium for new drilling in the Gulf of Mexico, or any additional statutory or regulatory actions that cause delays or deter new drilling, could have a material adverse effect on our financial position, results of operations and cash flows.

In response to the April 20, 2010, Deepwater Horizon incident, the United States Department of the Interior (“DOI”) indicated that it would not authorize any new offshore drilling in U.S. waters pending review of the oil spill of the Transocean drilling rig at BP’s Mississippi Canyon 252 well site. This announcement was followed by successive directives issued by the DOI on May 30 and July 12, 2010 that have implemented a moratorium against the consideration and granting of drilling permits and other offshore exploration operations in the U.S. Gulf of Mexico. The moratorium has been legally challenged and remains subject to pending litigation. If any drilling moratorium continues for an extended period, or if the review results in federal legislation, policy, restrictions or regulations that cause delays or deter new drilling in the U.S. Gulf of Mexico or other areas in which our vessels operate, our dayrates and utilization for our equipment would be immeasurably harmed. We do not expect that drilling activities in the GoM will recommence until such time that legal issues surrounding the moratorium and the issuance of drilling permits are resolved to the satisfaction of operators. A decline in, or failure to achieve anticipated, dayrates and utilization due to these reasons may have a material adverse effect on our financial position, results of operations and cash flows.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Removed and Reserved

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.12	—	Specimen 8% Series B Senior Note due 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

10.1†	—	Second Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 24, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2010).

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	XBRL Interactive Data

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 9, 2010	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer