Form 10-Q
period 2010-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2010-11-09
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The total number of shares of common stock, par value $.01 per share, outstanding as of September 30, 2010 was 26,450,003.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

i

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,967	$51,019
Accounts receivable, net of allowance for doubtful accounts of $762 and $860, respectively	74,574	61,724
Other current assets	15,536	13,999

Total current assets	187,077	126,742

Property, plant and equipment, net	1,616,549	1,602,663
Deferred charges, net	41,038	41,195
Other assets	15,115	15,748

Total assets	$1,859,779	$1,786,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,468	$16,279
Accrued interest	9,634	9,787
Accrued payroll and benefits	9,823	6,878
Deferred revenue	2,495	1,876
Current taxes payable	—	1,615
Other accrued liabilities	6,873	4,571

Total current liabilities	46,293	41,006
Long-term debt, net of original issue discount of $44,735 and $53,326, respectively	755,265	746,674
Deferred tax liabilities, net	220,592	198,934
Other liabilities	1,973	2,671

Total liabilities	1,024,123	989,285

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,450 and 26,161 shares issued and outstanding, respectively	264	262
Additional paid-in-capital	412,024	407,334
Retained earnings	423,019	389,218
Accumulated other comprehensive income	349	249

Total stockholders’ equity	835,656	797,063

Total liabilities and stockholders’ equity	$1,859,779	$1,786,348

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues	$125,351	$90,086	$323,482	$297,642
Costs and expenses:
Operating expenses	53,241	39,741	146,080	121,191
Depreciation	15,012	11,091	43,275	57,410
Amortization	4,775	5,423	13,671	18,564
General and administrative expenses	9,733	6,864	28,294	23,302

	82,761	63,119	231,320	220,467

Gain on sale of assets	725	105	1,344	346

Operating income	43,315	27,072	93,506	77,521
Other income (expense):
Interest income	104	179	353	365
Interest expense	(14,422)	(5,586)	(40,353)	(12,584)
Other income (expense), net	22	(14)	257	(263)

	(14,296)	(5,421)	(39,743)	(12,482)

Income before income taxes	29,019	21,651	53,763	65,039
Income tax expense	(10,816)	(7,877)	(19,962)	(23,965)

Net income	$18,203	$13,774	$33,801	$41,074

Basic earnings per common share	$0.69	$0.53	$1.28	$1.58

Diluted earnings per common share	$0.67	$0.51	$1.24	$1.52

Weighted average basic shares outstanding	26,446	26,100	26,365	26,013

Weighted average diluted shares outstanding	27,192	27,036	27,157	26,955

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,801	$41,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,275	57,410
Amortization	13,671	18,564
Stock-based compensation expense	6,835	6,584
Provision for bad debts	(98)	(832)
Deferred tax expense	19,471	17,883
Amortization of deferred financing costs	11,317	9,256
Gain on sale of assets	(1,344)	(346)
Equity in loss from investment	6	267
Changes in operating assets and liabilities:
Accounts receivable	(12,850)	24,340
Other receivables and current assets	8,136	4,349
Deferred drydocking charges	(15,661)	(15,039)
Accounts payable	1,722	(9,809)
Accrued liabilities and other liabilities	(6,608)	(19,180)
Accrued interest	(154)	8,092

Net cash provided by operating activities	101,519	142,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(8,533)	(96,498)
Costs incurred for OSV newbuild program #4	(26,984)	(117,398)
Net proceeds from sale of assets	2,799	7,047
Vessel capital expenditures	(22,134)	(4,444)
Non-vessel capital expenditures	(1,497)	(3,509)

Net cash used in investing activities	(56,349)	(214,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving facility	—	75,000
Repayment of borrowings under revolving credit facility	—	(200,000)
Net proceeds from issuance of senior notes	—	242,808
Deferred financing costs	(65)	(5,537)
Net cash proceeds from other shares issued	743	1,585

Net cash provided by financing activities	678	113,856

Effects of exchange rate changes on cash	100	8

Net increase in cash and cash equivalents	45,948	41,675
Cash and cash equivalents at beginning of period	51,019	20,216

Cash and cash equivalents at end of period	$96,967	$61,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$32,640	$12,914

Cash paid for income taxes	$2,599	$15,520

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$18,203	$13,774	$33,801	$41,074

Weighted average number of shares of common stock outstanding	26,466	26,100	26,365	26,013
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)	726	936	792	942

Adjusted weighted average number of shares of common stock outstanding (3)	27,192	27,036	27,157	26,955

Earnings per common share:
Basic	$0.69	$0.53	$1.28	$1.58

Diluted	$0.67	$0.51	$1.24	$1.52

(1)	Stock options representing rights to acquire 401 and 199 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, and 402 and 419 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	As of September 30, 2010 and 2009, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes, which is $62.59 per share.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending the Company’s performance compared to a predetermined set of performance criteria. See Note 4 for further information regarding certain of the Company’s restricted stock.

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	September 30, 2010	December 31, 2009
6.125% senior notes due 2014, net of original issue discount of $295 and $341	$299,705	$299,659
8.000% senior notes due 2017, net of original issue discount of $6,479 and $6,980	243,521	243,020
1.625% convertible senior notes due 2026, net of original issue discount of $37,961 and $46,005 (1)	212,039	203,995
Revolving credit facility due 2013	—	—

	755,265	746,674
Less current maturities	—	—

	$755,265	$746,674

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

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

Under the Company’s revolving credit facility, it has the option of borrowing at a variable rate of interest equal to either (i) LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus  1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the amended facility. As of September 30, 2010, there were no amounts drawn under the Company’s revolving credit facility and $0.9 million posted as a letter of credit. As of September 30, 2010, the Company was in compliance with all financial covenants required by its revolving credit facility.

The Company estimates the fair value of its 2014 senior notes, its 2017 senior notes and its convertible senior notes by using quoted market prices. The fair value of the Company’s

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $800.0 million, $755.3 million and $746.6 million, respectively, as of September 30, 2010.

Capitalized Interest

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amounts of $0.3 million for the third quarter of 2010, $6.2 million for the third quarter of 2009, $3.7 million for the first nine months of 2010 and $17.7 million for the first nine months of 2009.

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

During the nine months ended September 30, 2010, the Company granted time-based and performance-based restricted stock. Time-based restricted stock was granted to directors, executive officers and certain shore-side employees of the Company. Performance-based restricted stock was granted to executive officers of the Company. The shares to be received under the performance-based restricted stock are calculated based on the Company’s achievement of either of two pre-determined performance criteria over a three-year period, which under certain circumstances may be extended two additional years, as defined by the restricted stock agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the performance goals attained by the Company. During the nine months ended September 30, 2010, the Company granted time-based and performance-based restricted stock representing approximately 414,330 shares, assuming award recipients achieve 100% of base share awards.

Compensation expense related to performance-based restricted stock is recognized over the service period, which is from one to five years. The fair value of the Company’s performance-based restricted stock, which is determined using a Monte Carlo simulation, is applied to the total shares that are expected to fully vest and is amortized over the vesting period based on the Company’s internal performance measured against pre-determined criteria or relative performance compared to peers, as applicable. The compensation expense related to time-based restricted stock, which is amortized over a vesting period from one to four years, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income before taxes	$2,223	$1,908	$6,835	$6,584
Net income	$1,394	$1,214	$4,299	$4,158
Earnings per common share:
Basic	$0.05	$0.05	$0.16	$0.16

Diluted	$0.05	$0.04	$0.16	$0.15

In addition, the Company capitalized approximately $0.1 million and $0.2 million of stock-based compensation expense that relate directly to newbuild construction programs and general corporate capital projects for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the Company capitalized approximately $0.4 million and $0.7 million, respectively, of stock-based compensation expense that relate directly to newbuild construction programs and general corporate capital projects.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will assess the potential liability related to its pending litigation and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

6. Asset and Goodwill Impairment Assessment

In the second quarter of 2009, triggering events occurred that resulted in the Company performing impairment tests on its Downstream segment assets. This resulted in the Company recording a non-cash asset impairment charge of $25.8 million, or $0.60 per diluted share, included in depreciation expense, related to ten single-hulled tank barges and six ocean-going tugs, and a $0.9 million, or $0.02 per diluted share, non-cash charge, included in amortization expense, for the write-off of remaining goodwill associated with the Company’s Downstream segment. The specific triggering events were the Downstream segment operating loss for the quarter ended June 30, 2009, the lack of any material new contracts for the Downstream segment since March 31, 2009, and the lack of any expected change in performance in that segment in the near term. The impairment assessment compared the net book values of the Company’s Downstream marine assets, as well as Downstream segment goodwill that was booked upon the Company’s formation in June 1997, to their respective fair values. The analysis performed during the second quarter of 2009 included recent vessel sales, quoted market prices and past third-party appraisals.

7. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation offshore supply vessels, or OSVs, and multi-purpose support vessels, or MPSVs, in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Latin America and the Middle East and operates a shore-base facility in Port Fourchon, Louisiana through its Upstream segment. The OSVs, MPSVs and the shore-base facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The Downstream segment primarily operates ocean-going tugs and tank barges in the northeastern United States, GoM, Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products as well as non-traditional downstream services, such as support of deepwater well testing and other specialty applications for the Company’s upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and nine months ended September 30, 2010 and 2009, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Upstream
Domestic (1)	$91,929	$62,191	$241,358	$206,251
Foreign (2)	20,067	11,519	47,734	41,734

	111,996	73,710	289,092	247,985

Downstream
Domestic	12,351	15,917	31,979	48,416
Foreign (2)(3)	1,004	459	2,411	1,241

	13,355	16,376	34,390	49,657

Total	$125,351	$90,086	$323,482	$297,642

Operating expenses:
Upstream	$46,249	$31,133	$122,973	$90,850
Downstream	6,992	8,608	23,107	30,341

Total	$53,241	$39,741	$146,080	$121,191

Depreciation:
Upstream	$12,897	$8,955	$36,883	$24,987
Downstream	2,115	2,136	6,392	32,423

Total	$15,012	$11,091	$43,275	$57,410

Amortization:
Upstream	$3,711	$4,183	$10,871	$11,588
Downstream	1,064	1,240	2,800	6,976

Total	$4,775	$5,423	$13,671	$18,564

General and administrative expenses:
Upstream	$9,059	$5,710	$26,189	$19,299
Downstream	674	1,154	2,105	4,003

Total	$9,733	$6,864	$28,294	$23,302

Gain (loss) on sale of assets:
Upstream	$—	$111	$615	$111
Downstream	725	(6)	729	235

Total	$725	$105	$1,344	$346

Operating income (loss):
Upstream	$40,080	$23,840	$92,791	$101,372
Downstream	3,235	3,232	715	(23,851)

Total	$43,315	$27,072	$93,506	$77,521

Capital expenditures:
Upstream	$5,560	$65,884	$56,441	$220,190
Downstream	119	84	1,210	533
Corporate	153	479	1,497	1,126

Total	$5,832	$66,447	$59,148	$221,849

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2010	As of December 31, 2009
Identifiable Assets:
Upstream	$1,631,994	$1,552,974
Downstream	201,588	204,850
Corporate	26,197	28,524

Total	$1,859,779	$1,786,348

Long-Lived Assets:
Upstream
Domestic	$1,189,981	$1,295,100
Foreign (2)	233,917	108,335

	1,423,898	1,403,435

Downstream
Domestic	167,283	191,627
Foreign (2)(3)	18,397	—

	185,680	191,627
Corporate	6,971	7,601

Total	$1,616,549	$1,602,663

(1)	During the nine months ended September 30, 2010, the Company’s Upstream segment recorded $10.5 million of non-recurring revenues for one of its specialty service vessels unrelated to the oil spill relief efforts in the U.S. Gulf of Mexico.
(2)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of September 30, 2010 and December 31, 2009, respectively.
(3)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

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

General

Outlook

In response to the April 20, 2010, Deepwater Horizon incident, the United States Department of the Interior, or the DOI, ordered a moratorium on all deepwater drilling on the Outer Continental Shelf, or OCS, effective May 30, 2010. This moratorium was lifted by the DOI on October 12, 2010. In addition, through the issuance of “Notices to Lessees” as well as through the promulgation of new rules, the DOI has imposed significant new regulations governing all drilling in the U.S. Gulf of Mexico, or GoM, including shallow-water drilling. The DOI has indicated that it intends to issue additional new regulations, which are expected to impose further requirements affecting all drilling operations. The immediate effect of the DOI’s regulatory actions has been to drastically curtail the level of drilling activity in the GoM, which is our primary market and the primary demand driver for our type of vessels in that market. While we expect that drilling activity will resume as operators begin to comply with the new regulations, we do not expect to see activity in the GoM return to levels that existed prior to the Deepwater Horizon event for a significant period. The timing of a market recovery will depend upon several factors outside of our control including 1) the ability of operators and drilling contractors to comply with the new rules; 2) the content of additional as yet unpromulgated rules that are expected to be issued; 3) the content of oil spill legislation that may be enacted by the U.S. Congress; and 4) general economic conditions. These actions will adversely affect our operating results in the fourth quarter of 2010 and possibly beyond. In response to these events, we are expanding our international presence by mobilizing vessels out of the GoM into foreign markets such as Latin America, the Middle East or other regions. We will also continue to seek additional production-related, decommissioning, specialty-work or other non-oilfield markets for our vessels. The positioning of vessels in foreign markets will take time, resulting in periods in which they are not earning revenue and will require us to make expenditures necessary for such repositioning. In addition, the ability to obtain charters in international locations is not certain given the competition that exists for such charters, which may increase as more vessels depart the GoM in response to current market conditions. Given these factors, we do not expect to achieve operating results for the fourth quarter of 2010 at levels consistent with the second or third quarters of 2010.

In addition to the delayed issuance of drilling permits in the GoM, weakness in the overall economy continues to negatively impact dayrates and utilization for each of our business segments. We have not seen any improvement of the prevailing weak market conditions in our Downstream segment. With our participation in the BP oil spill response activities, we experienced increased demand for our Upstream and Downstream equipment during the second and third quarters of 2010. However, this demand driver has significantly declined as BP has successfully capped the oil well. During the third quarter of 2010 and for the nine months ended September 30, 2010, we recorded approximately $57.1 million and $79.1 million, respectively, in consolidated revenue related to oil spill response activities, primarily from BP. Based on our current internal estimates, we expect BP to account for at least 10% of our total consolidated revenues for the year ending December 31, 2010.

Upstream Segment

As of September 30, 2010, our 46 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	30
Other U.S. coastlines (1)	4

34

Foreign (2)
Latin America	14
Middle East	2

16

Total Upstream Vessels (3)	50

(1)	Includes vessels that are currently supporting the military.
(2)	Our Upstream foreign areas of operation generally include the following countries: Brazil, Mexico, Trinidad and Qatar.
(3)	Excluded from this table are five of our new generation OSVs and two conventional OSVs that were stacked as of September 30, 2010.

Our average new generation OSV dayrates for the third quarter of 2010 were approximately $21,600 and our average OSV utilization was approximately 76%. During the third quarter of 2010, our average OSV utilization was adversely affected by 469 days out-of-service related to stacked vessels and approximately 326 days of aggregate downtime related to customer-required modifications and pre-positioning of eight vessels that were mobilized to Brazil during 2010 for multi-year charters. As of September 30, 2010, all eight vessels were on charter with Petrobras. The deepwater drilling moratorium in the GoM also contributed to the lower Upstream utilization. This demand decline was temporarily offset by an expansive effort by BP to deploy marine assets to control and recover the oil spill. During the third quarter of 2010, we had as many as 11 new generation OSVs and four MPSVs assisting with oil spill-related activities, which represented nearly 30% of the total Upstream vessel-days worked. As of November 1, 2010, only seven new generation OSVs and one MPSV remained on charter related to oil spill response activities, which are in various stages of winding down over the next one to six weeks. Included in the 11 new generation OSVs supporting the oil spill response were three vessels that were stacked as of March 31, 2010 and re-activated since that date. As of October 31, 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, has yet to grant any new deepwater drilling permits in the GoM, notwithstanding the lifting of the deepwater drilling moratorium. Until the BOEMRE begins issuing such permits to our customers, the uncertainty surrounding the demand outlook for the entire Upstream segment in the GoM will continue. As of September 30, 2010, we had five inactive new generation vessels stacked and expect to stack at least four additional new generation OSVs during the fourth quarter of 2010 as such vessels are released from their oil spill relief spot charters. In addition, we may also elect to stack additional Upstream vessels while GoM market conditions remain weak.

Downstream Segment

As of September 30, 2010, our Downstream fleet was comprised of a mix of nine double-hulled tank barges, four single-hulled tank barges and 15 ocean-going tugs. We also owned two additional single-hulled tank barges that were retired from service in 2009 as required under OPA 90. All of our single-hulled tank barges and five lower horsepower tugs were stacked as of September 30, 2010.

Downstream results for the third quarter were adversely impacted by the continued decline in demand for petroleum products in the U.S. In addition, one newbuild vessel representing 185,000 barrels of double-hulled tank barge capacity was delivered by a competitor to the market during the third quarter of 2010, which further expands the over-supply of tank barges. These unfavorable supply/demand fundamentals were temporarily offset by increased demand for our Downstream equipment in connection with BP’s oil spill recovery efforts. During the third quarter of 2010, we had as many as five double-hulled tank barges assisting with oil spill-related activities. As of November 1, 2010, only two double-hulled tank barges remained on charter related to oil spill response activities, which are in various stages of winding down over the next six weeks.

We anticipate the weak market conditions for our Downstream vessels will continue through the remainder of 2010, which may result in our decision to stack one or more double-hulled tank barges in the fourth quarter of 2010. We do not expect to return to active service any of the currently stacked single-hulled barges in our Downstream fleet. With the protracted weak demand for tugs and tank barges coupled with the expansion of our Upstream fleet, we expect our Downstream segment to represent a much smaller portion of our consolidated operating results compared to historical trends.

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

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and double-hulled tank barges generate the vast majority of our revenues and operating profit. Excluded from the operating data below are the results of operations for our MPSVs, conventional vessels, our shore-base facility, single-hulled tank barges and vessel management services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Upstream:
New Generation Offshore Supply Vessels:
Average number of new generation OSVs (1)	50.3	44.0	49.5	42.2
Average new generation OSV fleet capacity (deadweight)	126,323	108,640	123,890	102,890
Average new generation vessel capacity (deadweight)	2,510	2,469	2,504	2,436
Average new generation OSV utilization rate (2)	75.7%	71.9%	73.5%	82.5%
Effective new generation OSV utilization rate (3)	84.2%	83.2%	85.3%	87.6%
Average new generation OSV dayrate (4)	$21,628	$20,915	$21,833	$21,829
Effective dayrate (5)	$16,372	$15,038	$16,047	$18,009
Downstream:
Double-hulled tank barges:
Average number of tank barges (6)	9.0	9.0	9.0	9.0
Average fleet capacity (barrels)	884,621	884,621	884,621	884,621
Average barge capacity (barrels)	98,291	98,291	98,291	98,291
Average utilization rate (2)	86.9%	67.6%	78.8%	71.5%
Average dayrate (7)	$18,615	$28,503	$17,765	$22,797
Effective dayrate (5)	$16,176	$19,268	$13,999	$16,300

(1)	We owned 51 new generation OSVs as of September 30, 2010. For the nine months ended September 30, 2010, our average number of new generation OSVs above includes the HOS Arrowhead, the HOS Pinnacle, the HOS Windancer, and the HOS Wildwing which are four newly constructed OSVs that were placed in service under our fourth OSV newbuild program in January 2010, February 2010, May 2010, and September 2010, respectively. As of September 30, 2010, five new generation OSVs were stacked. Excluded from this data are four multi-purpose support vessels owned by the Company that were placed in service under our MPSV program on various dates from October 2008 to March 2010. Also excluded from this data are two stacked conventional OSVs that we consider to be non-core assets.
(2)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(3)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(4)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.

(5)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(6)	The operating data presented above reflects only the results from our nine double-hulled tank barges. Excluded from this data are six single-hulled tank barges owned by the Company, two of which were sold in October 2010 and four of which are currently stacked. Also excluded from this data are 15 ocean-going tugs owned by the Company, six of which are currently stacked.
(7)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities and Exchange Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as comparative measure.

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

The following table provides the detailed components of EBITDA as we define that term for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of EBITDA:
Net income	$18,203	$13,774	$33,801	$41,074
Interest expense, net
Debt obligations	14,422	5,586	40,353	12,584
Interest income	(104)	(179)	(353)	(365)

Total interest, net	14,318	5,407	40,000	12,219

Income tax expense	10,816	7,877	19,962	23,965
Depreciation	15,012	11,091	43,275	57,410
Amortization	4,775	5,423	13,671	18,564

EBITDA	$63,124	$43,572	$150,709	$153,232

The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
EBITDA Reconciliation to GAAP:
EBITDA	$63,124	$43,572	$150,709	$153,232
Cash paid for deferred drydocking charges	(3,553)	(2,406)	(15,661)	(15,039)
Cash paid for interest	(10,323)	(463)	(32,639)	(12,914)
Cash paid for taxes	(245)	(1,779)	(2,599)	(15,520)
Changes in working capital	(929)	7,256	(3,690)	27,179
Stock-based compensation expense	2,223	1,908	6,835	6,584
Changes in other, net	(666)	(222)	(1,436)	(909)

Net cash flows provided by operating activities	$49,631	$47,866	$101,519	$142,613

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense	$2,223	$1,908	$6,835	$6,584
Interest income	104	179	353	365

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

Summarized financial information concerning our reportable segments for the three months ended September 30, 2010 and 2009, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	$ Change	% Change
Revenues:
Upstream
Domestic	$91,929	$62,191	$29,738	47.8%
Foreign	20,067	11,519	8,548	74.2

	111,996	73,710	38,286	51.9

Downstream
Domestic	12,351	15,917	(3,566)	(22.4)
Foreign (1)	1,004	459	545	>100.0

	13,355	16,376	(3,021)	(18.4)

	$125,351	$90,086	$35,265	39.1%

Operating expenses:
Upstream	$46,249	$31,133	$15,116	48.6%
Downstream	6,992	8,608	(1,616)	(18.8)

	$53,241	$39,741	$13,500	34.0%

Depreciation and amortization:
Upstream	$16,608	$13,138	$3,470	26.4%
Downstream	3,179	3,376	(197)	(5.8)

	$19,787	$16,514	$3,273	19.8%

General and administrative expenses:
Upstream	$9,059	$5,710	$3,349	58.7%
Downstream	674	1,154	(480)	(41.6)

	$9,733	$6,864	$2,869	41.8%

Gain (loss) on sale of assets:
Upstream	$—	$111	$(111)	(100.0)%
Downstream	725	(6)	731	>100.0%

	$725	$105	$620	>100.0%

Operating income:
Upstream	$40,080	$23,840	$16,240	68.1%
Downstream	3,235	3,232	3	0.1%

	$43,315	$27,072	$16,243	60.0%

Interest expense	$14,422	$5,586	$8,836	>100.0%

Interest income	$104	$179	$(75)	(41.9)%

Income tax expense	$10,816	$7,877	$2,939	37.3%

Net income	$18,203	$13,774	$4,429	32.2%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues. Revenues for the three months ended September 30, 2010 increased by $35.3 million, or 39.1%, to $125.4 million compared to the same period in 2009 primarily due to the full or partial-period contribution of nine Upstream vessels that were added to our fleet since September 30, 2009. Our weighted-average active operating fleet as of September 30, 2010 was approximately 67 vessels compared to 61 vessels as of September 30, 2009.

Revenues from our Upstream segment increased by $38.3 million, or 51.9%, to $112.0 million for the three months ended September 30, 2010 compared to $73.7 million for the same period in 2009. The vessels placed in service since the third quarter of 2009 under our newbuild and conversion programs accounted for a $33.3 million increase in Upstream revenues. The remaining $5.0 million increase in Upstream revenues is from our new generation OSVs and MPSVs that were in service during each of the quarters ended September 30, 2010 and 2009. Our new generation OSV average dayrate was $21,628 for the third quarter of 2010 compared to $20,915 for the same period in 2009, an increase of $713, or 3.4%. Our new generation OSV utilization was 75.7% for the third quarter of 2010 compared to 71.9% for the same period in 2009. The increase in utilization was largely due to having up to 15 Upstream vessels participating in oil spill response efforts during the third quarter of 2010. This increased utilization was partially offset by 326 incremental days out-of-service during the third quarter of 2010 related to the mobilization of vessels for long-term charters in Latin America. Domestic revenues for our Upstream segment increased $29.7 million during the three months ended September 30, 2010 due to the full or partial-quarter contribution of six additional OSVs and two additional MPSVs that were placed in service on various dates since September 30, 2009. Foreign revenues for our Upstream segment increased $8.5 million due to eight additional vessels deployed to foreign markets since the third quarter of 2009. Oil spill response activities accounted for approximately $50.1 million of our Upstream revenues for the third quarter of 2010.

Revenues from our Downstream segment decreased by $3.0 million, or 18.4%, to $13.4 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This revenue decline was largely due to $5.4 million of incremental revenues related to well-test cancellation fees recognized during the year-ago quarter. Such fees typically represent customer revenue that we would have otherwise earned over a contract term for specialty services contracts. Well-test contract cancellations are not uncommon for these types of high profile specialty service projects and will likely occur again in the future. However, we had no such well-test contract cancellations during the third quarter of 2010. Excluding the well-test cancellation fee revenue, our Downstream revenues would have increased $2.4 million, or 21.8% compared to the third quarter of 2009. Our Downstream revenues for the third quarter of 2010 were favorably impacted by one of our double-hulled tank barges performing well-test services for an Upstream customer in the GoM and having up to five double-hulled tank barges temporarily contracted by BP to support oil skimming operations. As of November 1, 2010, only two of the five double-hulled tank barges remained on charter related to oil spill response activities. Our double-hulled tank barge average dayrate was $18,615 for the three months ended September 30, 2010, a decrease of $9,888, or 34.7%, from $28,503 for the same period in 2009. Excluding the incremental revenues associated with well-test cancellation fee revenue, dayrates would have been $18,852 for the third quarter 2009, which was in-line with dayrates for the third quarter of

2010. Our double-hulled tank barge utilization was 86.9% for the third quarter of 2010 compared to 67.6% for the third quarter of 2009. Utilization improved largely due to increased activity related to the BP oil spill response efforts. Oil spill response activities accounted for approximately $7.0 million of our Downstream revenues for the third quarter of 2010.

Operating expenses. Operating expenses for the three months ended September 30, 2010 increased by $13.5 million, or 34.0%, to $53.2 million. This increase was primarily associated with adding seven DP-2 new generation OSVs and two MPSVs to our active fleet since September 2009 under our fourth OSV newbuild program and MPSV program, respectively. Through vessel sales or stacking, we have partially offset these higher operating costs by removing Upstream and Downstream equipment from our operating fleet.

Operating expenses for our Upstream segment were $46.2 million, an increase of $15.1 million, or 48.6%, for the third quarter of 2010 compared to $31.1 million for the same period in 2009. Newly constructed vessels placed in service since September 30, 2009 accounted for approximately $10.0 million of the increase in operating expenses. Vessels that were in service for each of the quarters ended September 30, 2009 and 2010 accounted for $5.1 million of the increase in operating expenses largely due to mobilization and pre-positioning costs for vessels that are operating in Latin America. Industry-wide Brazilian importation and regulatory review delays resulted in higher than expected days out of service and operating costs associated with placing eight vessels on charter in Brazil.

Operating expenses for our Downstream segment were $7.0 million, a decrease of $1.6 million, or 18.8%, for the three months ended September 30, 2010 compared to $8.6 million for the same period in 2009. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since the third quarter of 2009 and change in contract mix for our Downstream vessels from contracts of affreightment, or COAs to time charters. Under COAs, the vessel owner typically bears fuel costs while the customer is normally responsible for fuel purchases under time charters. Oil skimming operations to support BP during the third quarter were contracted under time charter arrangements.

Depreciation and Amortization. Depreciation and amortization was $3.3 million higher for the three months ended September 30, 2010 compared to the same period in 2009 substantially due to incremental depreciation related to seven OSVs placed in service under our fourth OSV newbuild program and two MPSVs placed in service under our MPSV program since the third quarter of 2009. Depreciation and amortization expense is expected to increase further when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $9.7 million, or 7.7% of revenues, increased by $2.9 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase is primarily attributable to higher shore-side personnel costs. Our general and administrative expenses are expected to remain in the approximate range of 9% to 11% of revenues for the year ending December 31, 2010.

Gain on Sale of Assets. During the third quarter of 2010, we sold the Bayridge Service, an older, lower-horsepower tug, for cash proceeds of $1.3 million, which resulted in a gain of approximately $0.7 million. During the third quarter of 2009, we sold three of our conventional OSVs, the Cape Charles, the Cape Misty and the Cape Hatteras, for net cash proceeds of $6.1 million. We recorded an approximate $0.1 million aggregate gain on the sales of these three vessels.

Operating Income. Operating income increased by $16.2 million to $43.3 million during the three months ended September 30, 2010 compared to the same period in 2009 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 35.8% for the three months ended September 30, 2010 compared to 32.3% for the same period in 2009. The primary driver for this margin increase relates to increased margins on vessels assisting with oil spill relief efforts.

Interest Expense. Interest expense increased $8.8 million during the three months ended September 30, 2010 compared to the same period in 2009. Our interest expense variance was driven by incremental interest costs resulting from our 8.000% senior notes due 2017, which were issued in August 2009, and lower capitalized interest from having fewer vessels being constructed under our newbuild and conversion programs. During the third quarter of 2010, we capitalized construction period interest of $0.3 million, or roughly 2% of our total interest costs for such period, compared to $6.2 million, or roughly 53% of our total interest costs for the year-ago quarter. With our newbuild and conversion programs completed as of September 30, 2010, we have capitalized annual construction period interest of $3.7 million, or 6% of our estimated total interest costs for the full fiscal year 2010. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased $0.1 million during the three months ended September 30, 2010 compared to the same period in 2009. Although our average cash balance increased to $72.8 million for the three months ended September 30, 2010 compared to $50.1 million for the same period in 2009, we earned lower rates on our invested cash balances. The average interest rate earned on our invested cash balances during the three months ended September 30, 2010 was approximately 0.6% compared to 1.4% for the same period in 2009.

Income Tax Expense. Our effective tax rate was 37.3% and 36.4% for the three months ended September 30, 2010 and 2009, respectively. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income increased by $4.4 million to $18.2 million for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to the substantial increase in operating income discussed above offset, in part, by an $8.8 million pre-tax increase in net interest expense.

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2010 and 2009, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	$ Change	% Change
Revenues:
Upstream
Domestic	$241,358	$206,251	$35,107	17.0%
Foreign	47,734	41,734	6,000	14.4

	289,092	247,985	41,107	16.6

Downstream
Domestic	31,979	48,416	(16,437)	(33.9)
Foreign (1)	2,411	1,241	1,170	94.3

	34,390	49,657	(15,267)	(30.7)

	$323,482	$297,642	$25,840	8.7%

Operating expenses:
Upstream	$122,973	$90,850	$32,123	35.4%
Downstream	23,107	30,341	(7,234)	(23.8)

	$146,080	$121,191	$24,889	20.5%

Depreciation and amortization:
Upstream	$47,754	$36,575	$11,179	30.6%
Downstream	9,192	39,399	(30,207)	(76.7)

	$56,946	$75,974	$(19,028)	(25.0)%

General and administrative expenses:
Upstream	$26,189	$19,299	$6,890	35.7%
Downstream	2,105	4,003	(1,898)	(47.4)

	$28,294	$23,302	$4,992	21.4%

Gain on sale of assets:
Upstream	$615	$111	$504	>100.0%
Downstream	729	235	494	>100.0%

	$1,344	$346	$998	>100.0%

Operating income:
Upstream	$92,791	$101,372	$(8,581)	(8.5)%
Downstream	715	(23,851)	24,566	>100.0%

	$93,506	$77,521	$15,985	20.6%

Interest expense	$40,353	$12,584	$27,769	>100.0%

Interest income	$353	$365	$(12)	(3.3)%

Income tax expense	$19,962	$23,965	$(4,003)	(16.7)%

Net income	$33,801	$41,074	$(7,273)	(17.7)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues. Revenues for the nine months ended September 30, 2010 increased by $25.8 million, or 8.7%, to $323.5 million compared to the same period in 2009 primarily due to the full and partial-period contribution of Upstream vessels that were added to our fleet since January 1, 2009. Although we added 14 vessels to our fleet since early 2009, our weighted-average active operating fleet as of September 30, 2010 was approximately 65 vessels compared to 68 vessels for the same period in 2009 as a result of vessels that were stacked, sold or retired during 2009 and 2010.

Revenues from our Upstream segment increased by $41.1 million, or 16.6%, to $289.1 million for the nine months ended September 30, 2010 compared to $248.0 million for the same period in 2009. The vessels placed in service since September 30, 2009 under our newbuild and conversion programs accounted for a $73.2 million increase in Upstream revenues. These incremental revenues were offset by an $18.8 million decrease in revenue primarily from lower effective dayrates for our new generation OSVs that were in service for each of the nine months ended September 30, 2010 and 2009 and a $13.3 million decrease in revenue for our new generation and conventional OSVs that were in service during the nine months ended September 30, 2009, but have either been stacked or sold on various dates since then and decreased activity at our shore-base port facility. Our new generation OSV average dayrates of $21,833 for the first nine months of 2010 were in-line with average dayrates of $21,829 for the same period in 2009. Our new generation OSV dayrates for the first nine months of 2010 were favorably impacted by non-recurring revenues for one of our specialty service vessels unrelated to the oil spill relief efforts in the GoM. Excluding these revenues, our new generation OSV dayrates would have been $19,171, or 12.2% lower than the prior-year period. This decrease in average dayrates is largely due to contracts that expired in 2009 and early 2010 having terms that were negotiated during stronger OSV market conditions. Several OSV time charter contracts that were in effect during the first nine months of 2009 and previously fixed in 2008 at dayrates in the range of $20,000 to $36,000 were replaced or renewed with spot time charters at dayrates that were roughly 50% lower than their previously contracted rates. Our new generation OSV utilization was 73.5% for the first nine months of 2010 compared to 82.5% for the same period in 2009. The decline in utilization was driven by weaker GoM OSV market conditions over the last 12 months, which was further exacerbated by the federal drilling moratorium in the deepwater GoM. In addition we had 962 incremental days out-of-service to ready eight OSVs for long-term charters in Latin America. Domestic revenues for our Upstream segment increased $35.1 million during the nine months ended September 30, 2010 due to the full or partial-period contribution of eleven additional OSVs and three additional MPSVs that were placed in service on various dates since January 1, 2009. This increase was partially offset by five new generation OSVs and one conventional OSV being stacked on various dates in 2009 and 2010. Foreign revenues for our Upstream segment increased $6.0 million due to eight additional vessels deployed to foreign markets since the third quarter of 2009. For the nine months ended September 30, 2010, oil spill response activities accounted for approximately $69.7 million of our Upstream revenues.

Revenues from our Downstream segment decreased by $15.3 million, or 30.7%, to $34.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The partial-period revenue contribution from single-hulled tank barges that were in service during the first nine months of 2009, but have been retired or stacked since then, accounted for $9.6 million of the Downstream revenue decline. The remaining $5.7 million decrease in Downstream revenues was largely due to well-test contract cancellation fees recognized during the nine months ended September 30, 2009. Such fees typically represent customer revenue that we would have otherwise earned over a contract term for specialty services contracts. Well-test contract cancellations are not uncommon for these types of high profile specialty service projects and will likely occur again in the future. However, we had no such well-test contract cancellations during the first nine months of 2010. Excluding the well-test contract cancellation revenues, our Downstream revenues for the nine months ended September 30, 2010 would have decreased $9.9 million, or 22.3% from the same period in 2009. Our double-hulled tank barge average dayrate was $17,765 for the nine months ended September 30, 2010, a decrease of $5,032, or 22.1%, from $22,797 for the same period in 2009. Excluding the incremental revenues associated with well-test cancellation fee revenue, double-hulled tank barge average dayrates would have been $19,724 for the nine months ended September 30, 2009, which is $1,959, or 9.9% higher than the same period in 2010. Our double-hulled tank barge utilization was 78.8% for the nine months of 2010 compared to 71.5% for the first nine months of 2009. The increase in double-hulled tank barge utilization was primarily driven by having five of our barges temporarily assisting in oil spill recovery efforts in the GoM during the second and third quarters of 2010. For the nine months ended September 30, 2010, oil spill response activities accounted for approximately $9.4 million of our Downstream revenues.

Operating expenses. Operating expenses for the nine months ended September 30, 2010 increased by $24.9 million, or 20.5%, to $146.1 million. This increase was primarily associated with adding eleven new generation OSVs and three MPSVs to our active fleet since early 2009 under our fourth OSV newbuild program and MPSV program, respectively. Through vessel sales or stacking, we have partially offset these higher operating costs by removing Upstream and Downstream equipment from our operating fleet.

Operating expenses for our Upstream segment were $123.0 million, an increase of $32.1 million, or 35.4%, for the first nine months of 2010 compared to $90.9 million for the same period in 2009. Newly constructed vessels placed in service since September 2009 accounted for approximately $20.6 million of the higher operating costs. Vessels that operated during each of the nine-month periods ended September 30, 2009 and 2010 accounted for approximately $19.5 million of the operating expense variance, which primarily resulted from pre-positioning costs for vessels operating in Latin America. Industry-wide Brazilian importation and regulatory review delays resulted in higher than expected days out-of-service. Non-recurring mobilization costs of approximately $4.9 million were associated with placing eight vessels on charter in Brazil. These increases were partially offset by approximately $8.0 million in operating expense decreases resulting from a reduction of our operating fleet through vessel sales or stacking and decreased activity at our shore-base port facility.

Operating expenses for our Downstream segment were $23.1 million, a decrease of $7.2 million, or 23.8%, for the nine months ended September 30, 2010 compared to $30.3 million for the same period in 2009. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since the first nine months of 2009.

Depreciation and Amortization. Depreciation and amortization was $19.0 million lower for the nine months ended September 30, 2010 compared to the same period in 2009 due to the $26.7 million asset and goodwill impairment charges for our Downstream segment recorded during the second quarter of 2009. We incurred incremental depreciation during the nine months ended September 30, 2010 related to eleven OSVs placed in service under our fourth OSV newbuild program and three MPSVs placed in service under our MPSV program since early 2009. Depreciation and amortization expense is expected to increase further when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $28.3 million, or 8.7% of revenues, increased by $5.0 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase is primarily the result of higher shore-side personnel costs recorded during the nine months ended September 30, 2010. Our general and administrative expenses are expected to remain in the approximate range of 9% to 11% of revenues for fiscal 2010.

Gain on Sale of Assets. During the first nine months of 2010, we sold one conventional OSV, the Cape Fear, and one older, lower-horsepower tug, the Bayridge Service, for aggregate net cash proceeds of $2.6 million, which resulted in an aggregate gain of approximately $1.2 million. During the first nine months of 2009, we sold the Stapleton Service, an older, lower-horsepower tug, and three conventional OSVs, the Cape Charles, the Cape Misty and the Cape Hatteras, for aggregate net cash proceeds of $7.0 million. We recorded aggregate gains of approximately $0.3 million on the sales of these four vessels.

Operating Income. Operating income increased by $16.0 million, or 20.6%, to $93.5 million during the nine months ended September 30, 2010 compared to the same period in 2009 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 32.1% for the nine months ended September 30, 2010 compared to 40.9% for the same period in 2009. The primary driver for this margin decrease relates to operating costs associated with the mobilization of eight vessels to Latin America. We recorded operating income of $0.7 million for our Downstream segment for the first nine months of 2010, compared to operating loss of $23.9 million for the same period in 2009. Excluding the asset and goodwill impairment charges noted above, the Downstream segment operating income for the first nine months of 2009 would have been $2.8 million.

Interest Expense. Interest expense increased $27.8 million during the nine months ended September 30, 2010 compared to the same period in 2009. This increase was driven by incremental interest resulting from our 8.000% senior notes due 2017, which were issued in August 2009, and lower capitalized interest driven by having fewer vessels under construction in our newbuild and conversion programs. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income decreased 3.3% during the nine months ended September 30, 2010 compared to the same period in 2009. The average interest rate earned on our invested cash balances during the nine months ended September 30, 2010 was approximately 0.7% compared to 1.1% for the same period in 2009. Although we earned lower rates on our invested cash balances, our average cash balance increased to $60.4 million for the nine months ended September 30, 2010 compared to $36.7 million for the same period in 2009.

Income Tax Expense. Our effective tax rate was 37.1% and 36.8% for the nine months ended September 30, 2010 and 2009, respectively. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income. Net income decreased by $7.3 million, or 17.7%, to $33.8 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to the reasons discussed above offset by a $27.8 million pre-tax increase in net interest expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion projects, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2010. While we have postponed required drydockings for some of our stacked vessels, we will be required to conduct any deferred drydockings prior to such vessels returning to service. The drydocking funds required to recertify currently stacked vessels will be dependent upon vessel class, certification requirements and the timing and sustainability of any market recovery.

We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets and the recent impact of the oil spill, drilling moratorium and subsequent increased regulations over offshore drilling, we are confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business. We believe that our cash on-hand, projected operating cash flow and our existing revolver capacity will be sufficient to operate the Company, while we reposition vessels to alternative markets and prepare for the resumption of drilling activities in the GoM.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as a prolonged delay in issuing drilling permits in the GoM, declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed in the Risk Factors described in our Annual Report on Form 10-K or under the “Forward Looking Statements” discussed in this Quarterly Report on Form 10-Q, may affect our financial condition or results of operations. None of our debt instruments are scheduled to mature any sooner than March 2013. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. It is possible that, due to events beyond our control, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of September 30, 2010, we had total cash and cash equivalents of $97.0 million. The remaining construction costs related to our fourth OSV newbuild program of approximately

$0.3 million, as of September 30, 2010, were funded post quarter-end with cash on hand. The revolving credit facility remains undrawn as of November 9, 2010. Our liquidity position is primarily dependent on cash on hand, cash flows generated from operations, shipyard schedules and the potential sale of additional non-core assets. In addition, our liquidity would be affected should we access additional debt or equity financings.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $101.5 million for the nine months ended September 30, 2010 and $142.6 million for the nine months ended September 30, 2009. Operating cash flows decreased from the prior-year period mainly due to a decline in effective dayrates and utilization for our Upstream and Downstream segments. Cash flows from operations for the nine months ended September 30, 2010 reflect full and partial-period contributions from eleven additional new generation OSVs and three MPSVs that were placed in service since September 2009. Our cash flows from operations should continue to be favorably impacted in the remainder of 2010 by the revenue contribution from vessels placed in service on various dates during 2010 under our MPSV program and our fourth OSV newbuild program.

Investing Activities. Net cash used in investing activities was $56.3 million for the nine months ended September 30, 2010 and $214.8 million for the nine months ended September 30, 2009. Cash utilized during the first nine months of 2010 primarily consisted of construction costs incurred for our newbuild and conversion programs, which were partially offset by approximately $2.8 million in aggregate net cash proceeds from the sale of one conventional OSV, one older, lower-horsepower tug and other non-revenue generating equipment. Cash utilized during the first nine months of 2009 primarily consisted of construction costs incurred for our newbuild and conversion programs, which were partially offset by approximately $7.0 million in aggregate net cash proceeds from the sale of three conventional OSV’s and one older, lower-horsepower tug.

Financing Activities. Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2010 was comprised of deferred financing costs and net proceeds from common shares issued pursuant to our employee stock-based compensation plans. Net cash provided by financing activities of $113.9 million for the nine months ended September 30, 2009 primarily consisted of approximately $237.3 million in net proceeds received from a private placement of $250.0 million in 8.000% senior notes. These proceeds were partially offset by net payments on our revolving credit facility of $125.0 million.

Contractual Obligations

Debt

As of September 30, 2010, we had total debt of $755.3 million, net of original issue discount of $44.7 million. Our debt is comprised of $299.7 million of our 6.125% senior notes due 2014, or 2014 senior notes, $243.5 million of our 8.000% senior notes due 2017, or 2017 senior notes, and $212.0 million of our 1.625% convertible senior notes due 2026, or convertible senior notes. As of September 30, 2010, we had a posted letter of credit for $0.9 million and had $249.1 million of credit immediately available under our revolving credit facility. The revolving credit facility remains undrawn as of November 9, 2010. For further information on our debt agreements, see Note 3 to our consolidated financial statements included herein.

The credit agreement governing our revolving credit facility and the indentures governing our 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Our credit agreement requires us to adhere to certain financial covenants, including defined ratios of interest coverage of at least 3.00-to-1.00 and a maximum debt leverage of 4.50-to-1.00 through the quarter ending September 30, 2010 and declining by 0.25 every six months thereafter until the quarter ending March 31, 2012, at which time the maximum debt leverage ratio will be 3.50-to-1.00. Our credit agreement defines the interest coverage ratio as adjusted EBITDA divided by net interest expense (excluding the non-cash original issue discount component of interest expense relating to our convertible senior notes) and the debt leverage ratio as funded net debt divided by pro forma adjusted EBITDA. An interest coverage ratio generally measures a company’s ability to fund the interest payments under its debt agreements while a debt leverage ratio generally measures a company’s ability to repay its incurred debt. The numerators and denominators for these financial ratios are further defined in the credit agreement governing our revolving credit facility. We continuously review our debt covenants and report our compliance with financial ratios to our lenders on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios. As of September 30, 2010, we were in compliance with all of our debt covenants.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our fourth OSV newbuild program, before construction period interest, during the three and nine months ended September 30, 2010 and since such program’s inception, respectively, as well as the estimated total project costs for such recently completed expansion program (in millions):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Incurred Since Inception	Estimated Program Totals	Projected Delivery Dates
Growth Capital Expenditures:
OSV newbuild program #4 (1)	$4.0	$25.4	$431.2	$431.5	Completed

(1)	Our fourth OSV newbuild program consisted of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008, eight vessels in 2009 and four vessels in 2010. The last vessel delivered under this program, the HOS Wildwing, was placed in service in September 2010. These actual delivery dates will result in an average new generation OSV fleet complement of 49.8 vessels for fiscal year 2010. Inclusive of the prior vessel deliveries discussed above, the aggregate cost of our fourth OSV newbuild program is expected to be approximately $431.5 million.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance capital expenditures for the three and nine months ended September 30, 2010 and 2009, and a forecast for fiscal 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2010	2009	2010	2009	2010
Maintenance and Other Capital Expenditures:	Actual	Actual	Actual	Actual	Forecast
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$3.6	$2.4	$15.7	$15.0	$23.3
Other vessel capital improvements (2)	0.5	1.8	5.1	3.8	7.2

	4.1	4.2	20.8	18.8	30.5

Other Capital Expenditures
Commercial-related vessel improvements (3)	0.8	0.1	17.0	0.6	17.0
Miscellaneous non-vessel additions (4)	0.2	0.5	1.5	3.5	2.4

	1.0	0.6	18.5	4.1	19.4

Total:	$5.1	$4.8	$39.3	$22.9	$49.9

(1)	Deferred drydocking charges for the full-year 2010 include the projected recertification costs for 10 OSVs, seven tank barges and four tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Commercial-related vessel improvements include items, such as cranes, ROVs and other specialized vessel equipment, which costs are typically included in and offset by higher dayrates charged to customers.
(4)	Non-vessel capital expenditures are primarily related to information technology and shore-side support initiatives.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which we discuss factors that we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of the slowdown in the issuance of drilling and other permits in the Gulf of Mexico due to government regulations. Future results may also be impacted by proposed federal legislation or regulations that may be implemented in response to the Deepwater Horizon event. Such regulations or legislation could further aggravate a number of other existing risks, uncertainties and assumptions, including, without limitation: less than anticipated success in marketing and operating our MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties imposed by foreign customers; further weakening of demand for our services; inability to effectively curtail operating expenses from stacked vessels; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; further reductions in capital spending budgets by customers; decline in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; the inability to effectively compete in or operate in international markets, less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over capacity; economic and political risks; weather related risks; the inability to attract and retain qualified marine personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; the imposition of laws or regulations that result in reduced exploration and production activities or that increase our operating costs or operating requirements, including any such laws or regulations that may arise as a result of the recent drilling and lease moratorium or as a result of the oil spill disaster in the Gulf of Mexico; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs. In addition, our future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide expected funding under our credit agreement. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filings, can be found on the Company’s website www.hornbeckoffshore.com.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A—Risk Factors

Other than as listed below, there were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in response to Item 1A to Part I of Form 10-K, and Quarterly Report on Form 10-Q for the three months ended June 30, 2010, in response to Item 1A to Part II of Form 10-Q.

Changes in legislation, policy, restrictions or regulations for new drilling in the Gulf of Mexico that cause delays or deter new drilling could have a material adverse effect on our financial position, results of operations and cash flows.

In response to the April 20, 2010, Deepwater Horizon incident, the United States Department of the Interior (“DOI”) indicated that it would not authorize any new offshore drilling in U.S. waters pending review of the oil spill of the Transocean drilling rig at BP’s Mississippi Canyon 252 well site. This announcement was followed by successive directives issued by the DOI on May 30 and July 12, 2010 that implemented a moratorium against the consideration and granting of drilling permits and other offshore exploration operations in the U.S. Gulf of Mexico. The drilling moratorium was lifted on October 12, 2010 for drillers and operators who comply with new federal legislation, policy, restrictions and regulations. We do not expect that drilling activities in the GoM will recommence until such time that legal issues surrounding the new statutory and regulatory restrictions and the issuance of drilling permits are resolved to the satisfaction of operators. A decline in, or failure to achieve anticipated, dayrates and utilization due to these reasons may have a material adverse effect on our financial position, results of operations and cash flows.

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

Hornbeck Offshore Services, Inc.

Date: November 9, 2010	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer