Form 10-K
period 2010-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2011-03-16
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $369,542,965.

The number of outstanding shares of Common Stock as of February 28, 2011 is 26,831,253 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2011 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” or “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, including the effect of the de facto regulatory moratorium on the issuance of drilling and other permits in the Gulf of Mexico due to government regulations. Future results may also be impacted by proposed federal legislation or regulations that may be implemented in response to the Deepwater Horizon event. Such legislation or regulations could further aggravate a number of other existing risks, uncertainties and assumptions, including, without limitation: less than anticipated success in marketing and operating the Company’s MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties imposed by foreign customers; further weakening of demand for the Company’s services; the inability to effectively curtail operating expenses from stacked vessels; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; further reductions in capital spending budgets by customers; declines in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; the inability to effectively compete in or operate in international markets; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over capacity; economic and political risks, including the recent unrest in the Middle East; weather related risks; the inability to attract and retain qualified personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements, including any such laws or regulations that may arise as a result of the de facto regulatory moratorium or as a result of the oil spill disaster in the Gulf of Mexico; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide expected funding under the Company’s credit agreement. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website www.hornbeckoffshore.com.

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

PART I

ITEM 1—Business

GENERAL DEVELOPMENT OF BUSINESS

Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Hornbeck Offshore Services, Inc. is a leading provider of marine services to exploration and production, oilfield service, offshore construction and U.S. military customers. Since our establishment, we have primarily focused on providing innovative technologically advanced marine solutions to meet the evolving needs of the deepwater and ultra-deepwater energy industry in domestic waters and increasingly in foreign locations. Throughout our history, we have expanded our fleet of vessels primarily through a series of new vessel construction programs, as well as through acquisitions of existing vessels. We maintain our headquarters at 103 Northpark Boulevard, Suite 300, Covington, Louisiana, 70433; our telephone number is (985) 727-2000.

We operate two business segments in the marine industry. Our Upstream segment owns and operates one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and, we believe, one of the youngest and largest U.S.-owned fleets of DP-2 and DP-3 MPSVs. Together, these vessels support deepwater and ultra-deepwater exploration, development, production, construction, installation, maintenance, repair and enhanced oil recovery requirements of the offshore oil and gas industry, primarily in the U.S. Gulf of Mexico, or GoM, and in select international markets. While we have historically operated our Upstream segment predominately in the GoM, the recent Deepwater Horizon incident and the resulting domestic deepwater drilling regulatory environment have contributed to our increased focus on deployment of vessels to international markets. As of December 31, 2010, we had 16 new generation OSVs working in foreign markets compared to 11 new generation OSVs as of December 31, 2009. Our Upstream segment also includes six work class ROVs, a shore-base facility located in Port Fourchon, Louisiana and one inactive conventional OSV, which is considered a non-core asset. On occasion, we provide vessel management services for other vessels owners, such as crewing, daily operational management and maintenance activities. Our Downstream segment owns and operates a fleet of ocean-going tugs and double-hulled tank barges that transport petroleum products, primarily in the northeastern United States and the GoM. Although all of our vessels are capable of operating in both domestic and international waters, all but six of our vessels are qualified under Section 27 of the Merchant Marine Act of 1920, also known as the Jones Act, to engage in the U.S. coastwise trade. Foreign owned, flagged, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade.

We intend to continue our efforts to maximize stockholder value through our long-term return-oriented growth strategy. We will, as opportunities arise, acquire or construct additional vessels, as well as divest certain assets that we consider to be non-core or otherwise not in-line with our long-term strategy.

DESCRIPTION OF OUR BUSINESS

Our Upstream Segment

General—OSVs

OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, maintenance, repair and decommissioning activities. OSVs differ from other ships primarily due to their cargo-carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore bases and offshore rigs and production facilities. In the mid-1990s, oil and gas producers began seeking large hydrocarbon reserves in deeper water depths using new, specialized drilling and production equipment. We recognized that the then-existing fleet of conventional OSVs operating in the GoM was not designed to support these more complex projects or to operate in the challenging environments in which they were conducted. Therefore, in 1997, we conceived of a fleet of new generation OSVs with enhanced capabilities to allow them to more effectively support deepwater drilling and related construction projects. In order to best serve these projects, we designed our new generation vessels with larger liquid mud and dry bulk cement capacities, as well as larger areas of open deck space, which are features essential to deepwater projects that are often distant from shore-based support infrastructure. Deepwater environments also require dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to deepwater installations. Such DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities.

Since 1997, we have executed our business plan to serve the deepwater exploration and production requirements of our customers with our diverse fleet of new generation OSVs. With the completion of our fourth OSV newbuild program in 2010, we own a fleet of 51 new generation OSVs. Our new generation OSV fleet is comprised of a broad array of vessel classes with varying sizes and capabilities. Through a series of newbuild construction programs and multiple acquisitions, we now have a total of ten distinct new generation OSV vessel class designs particularly suited for our customers’ evolving needs. Our newest proprietary vessel design, the 250 EDF class, is based on our highly successful 240 ED design modified to lengthen the vessel and expand the propulsion package to achieve faster transit speeds.

General—MPSVs

MPSVs also support the offshore exploration and production activities of the energy industry. MPSVs are distinguished from OSVs in that they are significantly larger and more specialized vessels that are principally used to support complex deepwater subsea construction, installation, intervention, maintenance, repair, decommissioning and other sophisticated operations. These vessels are or can be equipped with a variety of lifting and deployment systems, including ROVs, large capacity cranes, winches or reel systems. For example, MPSVs can serve as a platform for the subsea installation of risers, jumpers and umbilicals. MPSVs also support ROV operations, diving activities, oil spill response efforts, well intervention, including live well intervention, platform decommissioning and other complex construction operations. Generally, MPSVs command higher day rates than OSVs due to their significantly larger relative size and versatility, as well as higher construction and operating costs.

In May 2005, we conceived of a new breed of MPSV that, in addition to the array of services described above, are also capable of being utilized to transport deck or bulk cargoes with capacities far exceeding that of even the largest new generation OSVs. We launched an innovative MPSV program to convert two former U.S.-flagged sulfur carriers into proprietary 370 class DP-2 new generation MPSVs. These MPSVs have nearly three times the deadweight and liquid mud capacity of one of our 265 class new generation OSVs and more than eight times the liquid mud capacity of one of our 200 class new generation OSVs. Moreover, these MPSVs can assist in large volume deepwater well testing and flow-back operations. In addition, these vessels can be outfitted with a variety of “tool kits” including ROVs, large capacity cranes, winches and other apparatus to support offshore construction, subsea well intervention, ROV operations, pipe-hauling, oil spill response and flotel services, among others.

In May 2007, we expanded our MPSV program to include the HOS Iron Horse, which is a newbuild MPSV that was constructed at IHC Holland’s Merwede Shipyard in the Netherlands. Our MPSV program was further expanded in January 2008 with the acquisition of the HOS Achiever, which was then under construction at IHC Holland’s Krimpen Shipyard, also in the Netherlands. The HOS Iron Horse and HOS Achiever are 430 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship-system redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These 430 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms to support subsea-to-surface construction, inspection, repair and maintenance, well intervention, oil spill response, decommissioning projects and flotel services, as well as pipeline and subsea wellhead installations with ROVs, saturation diving systems and flexible umbilical and flexible pipe-laying capabilities. They are not, however, equipped to handle liquid cargoes. The HOS Iron Horse and the HOS Achiever are not U.S.-flagged vessels, however, they can engage in certain legally permissible operations in the U.S. that do not constitute coastwise trade.

The following table provides information, as of February 15, 2011, regarding our Upstream fleet of 51 new generation OSVs and four MPSVs.

New Generation Vessels

Name(1)	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower
Active:
OSVs
HOS Coral	290	Supply	Mar 2009	5,600	15,200	6,100
Independence(2)	265	Well Stimulation	Nov 2001	3,756	10,700	6,700
HOS Brimstone	265	Supply	Jun 2002	3,756	10,400	6,700
HOS Stormridge	265	Supply	Aug 2002	3,756	10,400	6,700
HOS Mystique	250 EDF	ROV Support	Jan 2009	2,950	8,300	6,000
HOS Black Powder	250 EDF	Military	Jun 2009	2,900	8,300	6,000
HOS Westwind	250 EDF	Military	Jun 2009	2,900	8,300	6,000
HOS Eagleview	250 EDF	Military	Oct 2009	2,900	8,300	6,000
HOS Arrowhead	250 EDF	Military	Jan 2010	2,900	8,300	6,000
HOS Wildwing	250 EDF	Supply	Sept 2010	2,950.	8,300	6,000
HOS Windancer	250 EDF	Supply	May 2010	2,950	8,300	6,000
HOS Bluewater	240 ED	Supply	Mar 2003	2,850	8,300	4,000
HOS Gemstone	240 ED	Supply	Jun 2003	2,850	8,300	4,000
HOS Greystone	240 ED	Supply	Sep 2003	2,850	8,300	4,000
HOS North Star	240 ED	Supply	Nov 2008	2,850	8,300	4,000
HOS Lode Star	240 ED	Supply	Feb 2009	2,850	8,300	4,000
HOS Silver Arrow	240 ED	Supply	Oct 2009	2,850	8,300	4,000
HOS Innovator	240 E	Supply	Apr 2001	2,380	5,500	4,500
HOS Dominator	240 E	Military	Feb 2002	2,380	6,400	4,500
HOS Navegante(3)	240	Supply (FF)	Jan 2000 (Mar 2005)	3,322	6,000	7,845
HOS Saylor	240	Well Stimulation (FF)	Oct 1999 (Jan 2005)	3,322	n/a	8,000
HOS Deepwater	240	Supply (FF)	Nov 1999	2,250	6,300	4,500
HOS Cornerstone	240	Supply	Mar 2000	2,250	6,300	4,500
HOS Hope	200	Supply	Jan 1999 (Aug 2007)	2,250	4,100	4,200
HOS Beaufort	200	Well Stimulation	Mar 1999 (Aug 2007)	2,250	4,100	4,200
HOS Hawke	200	Well Stimulation	Jul 1999 (Aug 2007)	2,250	4,100	4,200
HOS Byrd	200	Supply	Aug 1999 (Aug 2007)	2,250	4,100	4,200
HOS St. James	200	Supply	Oct 1999 (Aug 2007)	2,246	4,100	4,200
HOS St. John	200	Supply	Jan 2000 (Aug 2007)	2,246	4,100	4,200
HOS Douglas	200	Supply	Apr 2000 (Aug 2007)	2,250	4,100	4,200
HOS Davis	200	Supply	Jun 2000 (Aug 2007)	2,250	4,100	4,200
HOS Nome	200	Supply	Aug 2000 (Aug 2007)	2,250	4,100	4,200
HOS North	200	Supply	Oct 2000 (Aug 2007)	2,250	4,100	4,200
HOS Brigadoon	200	Supply (FF)	Mar 1999	1,750	3,600	4,000
HOS Thunderfoot	200	Supply	May 1999	1,750	3,600	4,000
HOS Dakota	200	Supply	Jun 1999	1,750	3,600	4,000
MPSVs
HOS Achiever	430	Multi-Purpose (FF)	Oct 2008	8,500	n/a	8,000
HOS Iron Horse	430	Multi-Purpose (FF)	Nov 2009	9,000	n/a	8,000
HOS Centerline	370	Multi-Purpose	Mar 2009	6,000	32,000	6,000
HOS Strongline	370	Multi-Purpose	Mar 2010	6,000	32,000	6,000
Inactive:(4)
OSVs
HOS Sandstorm	265	Supply	Oct 2002	3,756	10,400	6,700
HOS Resolution	250 EDF	Supply	Oct 2008	2,950	8,300	6,000
HOS Pinnacle	250 EDF	Supply	Feb 2010	2,950	8,300	6,000
HOS Sweet Water	240 ED	Supply	Dec 2009	2,850	8,300	4,000
HOS Shooting Star	240 ED	Supply	Jul 2008	2,850	8,300	4,000
HOS Polestar	240 ED	Supply	May 2008	2,850	8,300	4,000
HOS Silverstar	240 ED	Supply	Jan 2004	2,850	8,300	4,000
HOS Explorer	220	Supply	Feb 1999 (Jun 2003)	1,607	3,100	3,900

Name(1)	Class	Current Service Function	Built (Acquired)	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower
HOS Express	220	Supply	Sep 1998 (Jun 2003)	1,607	3,100	3,900
HOS Pioneer	220	Supply	Jun 2000 (Jun 2003)	1,607	3,100	4,200
HOS Trader	220	Supply	Nov 1997 (Jun 2003)	1,607	3,100	3,900
HOS Voyager	220	Supply	May 1998 (Jun 2003)	1,607	3,100	3,900
HOS Mariner	220	Supply	Sep 1999 (Aug 2003)	1,607	3,100	3,900
HOS Super H	200	Supply	Jan 1999	1,750	3,600	4,000
HOS Crossfire	200	Supply	Nov 1998	1,750	3,600	4,000

FF—foreign-flagged
(1)	Excludes one conventional OSV acquired with the Sea Mar Fleet in August 2007. This vessel, the Cape Breton, is considered a non-core asset and is currently inactive and marketed for sale.
(2)	The BJ Blue Ray was renamed the Independence due to the BJ Services/Baker Hughes merger and the resulting vessel charter assignment to a third party.
(3)	The HOS Navegante, a foreign-flagged AHTS, is used primarily for its OSV capabilities.
(4)	In recognition of the soft Upstream market conditions that began in the second quarter of 2009, we commenced stacking certain of our new generation OSVs on various dates since May 2009. Since April 2010, the GoM has been under a government–imposed drilling moratorium, or de facto regulatory moratorium, which is expected to remain in effect to a significant degree through at least the first half of 2011. We expect to have an average of 15.0 new generation OSVs cold-stacked during 2011.

In December 2005, we acquired the lease rights to a shore-base facility located in Port Fourchon, Louisiana, which we renamed HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs and production units. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow rigs in the GoM. The HOS Port facility lease has two years remaining on its initial term, with four additional five-year renewal periods. In January 2008, we purchased a leasehold interest in an additional parcel of improved real estate adjacent to HOS Port. The new facility lease has four years remaining on its initial term, with four additional five-year renewal periods. The combined acreage of the two adjoining properties now comprising HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and Upstream customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our long-term outlook for the deepwater GoM, notwithstanding the current de facto regulatory moratorium.

Principal Markets for Upstream Segment

OSVs and MPSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity, such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America, and the Middle East. While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters, or coastwise cabotage laws such as the Jones Act, can limit the migration of OSVs. Because MPSVs are generally utilized for non-cargo operations, they are less limited by cabotage laws. Demand for OSVs, as evidenced by dayrates and utilization rates, is primarily related to offshore oil and natural gas exploration, development and production activity. Such activity is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, the level of drilling permit activity, capital budgets of offshore exploration and production companies, and repair and maintenance needs in the deepwater oilfield. Our principal geographic market is the GoM, where we provide and have historically provided services to several major integrated oil companies as well as mid-size and large independent oil companies with deepwater and ultra-deepwater activities. We also operate in select international markets, primarily Brazil, Mexico, Trinidad and Qatar, where we provide services to state-owned oil companies and major international oil and oilfield service companies. We are often subcontracted by other oilfield service companies, both in the GoM and internationally, to provide a new generation fleet that enables them to render offshore oilfield services, such as well stimulation or other enhanced oil recovery activities, diving and ROV operations, construction, installation, maintenance, repair and decommissioning services. Since 2006, we have also developed a specialized application of our new generation OSVs for use by the United States military.

The April 20, 2010 catastrophic explosion of the Deepwater Horizon, the related oil spill in the GoM and the U.S. government’s response to those events has significantly and adversely disrupted oil and gas exploration activities in the GoM. Shortly after the explosion, the Department of the Interior (DOI) imposed a moratorium effectively suspending all deepwater drilling activity in the GoM. Although the DOI announced that it was lifting such drilling moratorium on October 12, 2010, delays in obtaining drilling permits and uncertainty surrounding compliance with new safety regulations, or a de facto regulatory moratorium, continue to slow new drilling and exploration activity by GoM operators, including operators in shallow waters. If this de facto regulatory moratorium continues for an extended period, we may need to further expand our international presence by mobilizing additional vessels out of the GoM into foreign markets such as Latin America, West Africa, the Middle East or other regions. The deployment of additional vessels to foreign markets will take time, resulting in periods in which they are not earning revenue and will require us to make expenditures necessary for such repositioning. In addition, the ability to obtain charters in international locations is not certain given the competition that exists for such charters, which may increase as more vessels depart the GoM in response to the lack of drilling permit activity. In response to the de facto regulatory moratorium, we have stacked 15 of our new generation OSVs and have taken other measures to reduce costs, such as laying off crew members and deferring certain vessel drydocking and upgrades.

During the Deepwater Horizon disaster, our Upstream equipment demonstrated the breadth and depth of services that we are able to provide. Our vessels were involved in nearly every aspect of the marine services required to respond to this event. Our OSVs were employed in skimming, environmental monitoring, accommodations, as well as dispersant and other support operations. In addition, our 370 class MPSVs were selected as key assets supporting the “top-kill” and “bottom-kill” efforts, which provided our industry a platform to witness the unique capabilities of these vessels on a wide-scale. Our 430 class MPSVs, together with certain of our ROVs, were also utilized as part of the well-capping, fluid injection, fire prevention, subsea installation, and well-monitoring efforts critical to the oil spill containment effort.

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

All but six of our OSVs and MPSVs are U.S.-flagged vessels, which are qualified under the Jones Act to engage in domestic coastwise trade. The Jones Act restricts the ability of vessels that are foreign-built, foreign-owned, foreign-crewed or foreign-flagged from engaging in coastwise trade in the United States and Puerto Rico. The services typically provided by OSVs constitute coastwise trade as defined by the Jones Act. Consequently, competition for our Upstream services in the GoM is largely restricted to other U.S. vessel owners and operators, both publicly and privately held. We believe that we operate the second largest fleet of new generation Jones Act qualified OSVs in the United States. See “Environmental and Other Governmental Regulation” for a more detailed discussion of the Jones Act. Internationally, our OSVs compete against other U.S. owners, as well as foreign owners and operators of OSVs. Some of our international competitors may benefit from a lower cost basis in their vessels, which are not generally constructed in high-cost U.S. shipyards, as well as from lower crewing costs and favorable tax regimes. While foreign vessel owners cannot engage in U.S. coastwise trade, some cabotage laws in other parts of the world permit waivers for foreign vessels if domestic vessels are unavailable. We, and other U.S. and foreign vessel owners have been able to obtain such waivers in the foreign jurisdictions in which we operate.

Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Accordingly, competition in the MPSV industry is global in nature and is more greatly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project. Our 430 class MPSVs have DP-3 systems, which increase their uniqueness in the international market and their ability to support highly specialized operations for which customers require a high-end dynamic positioning solution. Our 370 class MPSVs are Jones Act-qualified DP-2 classed vessels. Unlike most MPSVs that do not carry significant amounts of deck or bulk cargo, these vessels will compete for projects with other international MPSVs as well as participate in the GoM and international OSV markets as large-capacity carriers of drilling fluids, petroleum products and deck cargos in support of deepwater exploration, development and production operations.

Although some of our principal competitors are larger, have greater financial resources and have more extensive international operations than we do, we believe that our operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate and intend to operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our new generation OSVs range from less than one year to twelve years. In fact, one-third of our active new generation OSVs have been placed in service since January 1, 2008. The average age of the industry’s conventional U.S.-flagged OSV fleet is approximately 30 years. We believe that most of these older vessels are cold-stacked and many of them will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in service, greater customer interest in deep well, deepwater and ultra-deepwater drilling activity and the U.S. government-imposed drilling moratorium and de facto regulatory moratorium in the GoM.

Competition for MPSVs differs from OSVs in that MPSVs that do not have coastwise trade privileges might be permitted to operate in the GoM provided they do not engage in certain activities that are reserved for Jones Act-qualified vessels. Consequently, our U.S.-flagged DP-2 MPSVs may face more competition from foreign-flagged vessels in the GoM than do our OSVs. In addition, while operating in the GoM, our foreign-flagged DP-3 MPSVs are required to utilize U.S. crews while foreign-owned vessels are not. U.S. crews are often more expensive than foreign crews. Also, foreign MPSV owners may have more favorable tax regimes than ours. Consequently, prices for foreign-owned MPSVs in the GoM are often lower than prices we can charge. Finally, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. Our OSVs, by contrast, are usually contracted by oil companies, which do not own their own vessels and therefore do not compete with us.

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

We offer marine transportation, distribution and logistics services primarily in the northeastern United States, GoM, Great Lakes and Puerto Rico with our active Downstream fleet of nine double-hulled tank barges and nine ocean-going tugs. We also own six ocean-going tugs that are stacked. We provide our services to major integrated oil companies, independent refineries and oil traders. Generally, a tug and tank barge work together as a tow to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either “clean” or “dirty”. Clean products are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty products are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts.

Oil Pollution Act of 1990

OPA 90 mandates that all single-hulled tank vessels operating in U.S. waters be removed from petroleum transportation service according to a set time schedule. We believe that any remaining single-hulled capacity, which is scheduled to be retired by 2015, has already been removed from service due to the soft demand and increased newbuild double-hulled tank barge capacity that has been delivered to the market over the past three years. None of our double-hulled tank barges are subject to OPA 90 retirement dates.

The following tables provide information, as of February 15, 2011, regarding our Downstream fleet of 15 ocean-going tugs and 10 tank barges.

Ocean-Going Tugs

Name	Gross Tonnage	Length (feet)	Year Built (Rebuilt)(1)	Brake Horsepower
Active:
Freedom Service	180	126	1982(2005)	6,140
Liberty Service	180	126	1982(2005)	6,140
Patriot Service	198	124	1996(2006)	6,140
Eagle Service	198	124	1996(2006)	6,140
Gulf Service	198	126	1979	3,900
Erie Service	98	105	1981(2008)	3,620
Superior Service	98	105	1981(2008)	3,620
Huron Service	98	105	1981(2007)	3,000
Michigan Service	98	105	1981(2007)	3,000
Inactive:(2)
Caribe Service	194	111	1970	3,900
Brooklyn Service	198	105	1975	3,900
Atlantic Service	198	105	1978	3,900
Tradewind Service	183	105	1975	3,200
Spartan Service	126	102	1978	3,000
Sea Service	173	109	1975	2,820

(1)	Our first and second TTB newbuild programs included the retrofitting of a total of eight tugs. These vessels were significantly improved and modernized to accommodate our newbuild double-hulled tank barges.
(2)	In recognition of the soft Downstream market conditions for our single-hulled equipment that began early in the second quarter of 2008 and is expected to continue through at least the first half of 2011, we stacked six lower horsepower tugs on various dates since April 1, 2008.

Ocean-Going Tank Barges

Name	Barrel Capacity	Length (feet)	Year Built	OPA 90 Date(1)
Active:
Energy 13501	135,380	450	2005	DH
Energy 13502	135,380	450	2005	DH
Energy 11103	112,269	390	2005	DH
Energy 11104	112,269	390	2005	DH
Energy 11105	112,269	390	2005	DH
Energy 8001	81,364	350	1996	DH
Energy 6506	64,282	362	2007	DH
Energy 6507	65,230	362	2007	DH
Energy 6508	65,230	362	2008	DH
Inactive:(2)
Energy 6504	66,333	305	1958	2015

DH:	OPA 90 limitations are not applicable to these double-hulled vessels.
(1)	Prior to January 1, 2015, according to OPA 90, the Energy 6504 must be refurbished as a double-hull or be retired from petroleum transportation service in U.S. waters. For a discussion of OPA 90, see “—Environmental and Other Governmental Regulation” below.
(2)	In March 2011, we sold our last remaining single-hulled tank barge, the Energy 6504, which had been stacked since June 2008 due to soft Downstream market conditions.

Principal Market for Downstream Segment

Major oil companies, refining, marketing and trading companies constitute the majority of our customers for Downstream services. We enter into a variety of contract arrangements with our Downstream customers, including spot and time charters, contracts of affreightment, consecutive voyage contracts and, occasionally, bareboat charters. Our contracts are obtained through competitive bidding, or with established customers through negotiation. We sometimes place charters through the brokerage community, which charges a brokerage commission payable by us. The brokerage commissions are based on the dayrates charged to customers. Our ocean-going tugs and tank barges serve the northeastern U.S. coast, primarily New York Harbor, by transporting both clean and dirty petroleum products to and from refineries and distribution terminals. Our tugs and tank barges have also transported both clean and dirty petroleum products from refineries and distribution terminals in Puerto Rico to the Puerto Rico Electric Power Authority and to utilities located on other Caribbean islands. In addition, we have provided ship lightering, bunkering and docking services in these markets and are well positioned to provide such services to the increasing number of new tankers that are too large to make direct deliveries to distribution terminals and refineries. Also, since 2005, we have accessed new markets for our double-hulled tank barges by performing upstream services for our OSV customers in the deepwater GoM. Re-deploying some of our Downstream equipment to the GoM provided additional market opportunities with new downstream customers. Our tug and tank barge fleet has also served the Great Lakes region on a seasonal basis to support increased demand for clean fuels during the summer driving season. During the post-Deepwater Horizon oil spill response efforts in the GoM, certain of our Downstream equipment was mobilized to serve as processing, collection and skimming vessels.

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

A Downstream operator’s market reputation is a function of its performance against each of these criteria. Our Downstream segment has built a reputation in the TTB industry for providing punctual, high quality service with a focus on safety.

When analyzing our competitive landscape, we consider the blue-water, short-haul niche within the East Coast market to be our primary operating domain. In defining the East Coast, we include the entire Atlantic seaboard from the northeastern U.S. to Florida, the GoM region, Puerto Rico and the Great Lakes. The total barrel capacity of all short-haul competitors that are either headquartered or currently operating the majority of their vessels within the East Coast market is fairly evenly distributed among seven companies that own about 90% of the short-haul fleet; including the barrels that we transport. Competitors in our market niche are primarily comprised of well-established, multi-generational, family-owned businesses, with only two publicly traded companies, including us, having a critical mass of coastwise barges in the size range of 50,000 to 150,000 barrels.

We do not anticipate significant competition in the near term from new “greenfield” refined products pipelines or pipeline expansions along the primary transportation routes in the northeastern U.S. or Puerto Rico.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to our consolidated financial statements for further discussion regarding financial information by segment and geographic location.

CUSTOMER DEPENDENCY

The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2010, BP and Military Sealift Command each accounted for more than 10% of our total revenues. For a discussion of significant customers in prior periods, see Note 13 to our consolidated financial statements.

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

The United States Coast Guard has announced proposed regulations that when adopted, would require all of our existing vessels to meet certain standards pertaining to ballast water discharge, on or before certain dates between January 2014 and July 2016. The cost of compliance with these standards is presently unknown; however, some estimates range between $250,000 and $700,000, per vessel, for Phase I compliance and additional amounts thereafter for Phase II compliance.

The United States Environmental Protection Agency (“EPA”) also has recently imposed emissions regulations affecting vessels that operate in the United States. These regulations impose standards that may require modifications to our vessels at a cost that we have as yet been unable to estimate. Moreover, the EPA’s decision to regulate “green house gasses” as a pollutant may result in further regulations and compliance costs.

Climate Change

Greenhouse gas emissions have increasingly become the subject of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact most industries. In addition, future regulation of greenhouse gas could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. It is uncertain whether any of these initiatives will be implemented. However, based on published media reports, we believe that it is not reasonably likely that the current proposed initiatives in the U.S. will be implemented without substantial modification. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our operating results.

Restrictions on greenhouse gas emissions or other related legislative or regulatory enactments could have an effect in those industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently and indirectly, our offshore transportation and support services. We are currently unable to predict the manner or extent of any such effect. Furthermore, one of the asserted long-term physical effects of climate change may be an increase in the severity and frequency of adverse weather conditions, such as hurricanes, which may increase our insurance costs or risk retention, limit insurance availability or reduce the areas in which, or the number of days during which, our customers would contract for our vessels in general and in the Gulf of Mexico in particular. We are currently unable to predict the manner or extent of any such effect.

EMPLOYEES

On December 31, 2010, we had 999 employees, including 818 operating personnel and 181 corporate, administrative and management personnel. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.

SEASONALITY

Demand for our offshore support services is directly affected by the levels of offshore drilling activity. Budgets of many of our customers are based upon a calendar year, and demand for our upstream services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by our customers and weather conditions are more favorable for offshore activities. Many other factors, such as the expiration of drilling leases and the supply of and demand for oil and natural gas, may affect this general trend in any particular year. Currently, we expect the de facto regulatory moratorium to distort the historic patterns of seasonality experienced by our Upstream business. In addition, we typically have an increase in demand for our Upstream vessels to survey and repair offshore infrastructure immediately following major hurricanes in the GoM.

Downstream services are significantly affected by the strength of the U.S. economy, changes in weather patterns and population growth that affect the consumption of and the demand for refined petroleum products and crude oil. The Downstream market has been historically impacted by seasonal weather patterns. Demand for heating oil in the northeastern United States, which is a significant market for our Downstream services, is generally driven by temperature levels experienced during the winter months. Normal winter conditions in the northeastern United States usually drive demand higher from December through March. However, unseasonably mild winters result in significantly lower demand during such months. In addition, the summer driving season, notwithstanding the impact of general economic trends such as gasoline price volatility, can increase demand for automobile fuel and, accordingly, the demand for our marine transportation services.

WEBSITE AND OTHER ACCESS TO COMPANY REPORTS AND OTHER MATERIALS

Our website address is http://www.hornbeckoffshore.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other documents that we file with, or furnish to, the Commission pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors—IR Home.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, Commission filings and public conference calls and webcasts. You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Board of Directors Code of Business Conduct and Ethics, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services, Inc., Attn: General Counsel, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

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

The level of offshore oil and gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	local and international political and economic conditions and policies, including the de facto regulatory moratorium on drilling permits in the GoM;

•	changes in capital spending budgets by our customers;

•	unavailability of drilling rigs in the GoM, our principal operating area;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	successful exploration for, and production and transportation of, oil and natural gas from onshore sources;

•	worldwide demand for oil and natural gas;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental and other regulation affecting our customers and their other service providers; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

We expect levels of oil and gas exploration, development and production activity to continue to be volatile and affect the demand for our Upstream and Downstream services.

Oil and natural gas prices are volatile. A downturn in oil prices or further deterioration in natural gas prices is likely to cause a decline in expenditures for exploration, development and production activity, which would likely result in a corresponding decline in the demand for OSVs and MPSVs and thus decrease the utilization and dayrates of our OSVs and MPSVs. Such decreases could negatively impact our financial condition and results of operations. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our OSVs and MPSVs and could adversely affect utilization of our tugs and tank barges.

Increases in the supply of vessels could decrease dayrates.

In addition to our own vessel building programs, which were completed in 2010, certain of our competitors have announced plans to construct new vessels to be deployed in domestic and foreign locations. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-oilfield applications would result in an increase in vessel capacity in our primary market. Similarly, vessel capacity in foreign markets may also be impacted by U.S.-flagged vessels migrating to foreign locations due to the on-going de facto regulatory moratorium in the GoM. Construction of double-hulled, ocean-going tank barges has increased ocean-going tank barge capacity. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs or MPSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in the oil and gas industry on our results of operations and financial condition. Similarly, any increase in the supply of ocean-going tank barges, could not only increase competition, domestically and internationally, for charters and lower utilization and dayrates, which could negatively affect our revenues and profitability, but could also worsen the impact of any reduction in domestic consumption of refined petroleum products or crude oil on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors may bring MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally.

Intense competition in our industry could reduce our profitability and market share.

Contracts for our vessels are generally awarded on an intensely competitive basis. Some of our competitors, including diversified multinational companies in the Upstream segment, have substantially greater financial resources and larger operating staffs than we do. They may be better able to compete in making vessels available more quickly and efficiently, meeting the customer’s schedule and withstanding the effect of declines in dayrates and utilization rates. They may also be better able to weather a downturn in the oil and gas industry. As a result, we could lose customers and market share to these competitors. Some of our competitors may also be willing to accept lower dayrates in order to maintain utilization, which can have a negative impact on dayrates and utilization in both of our market segments. Similarly, competition in foreign markets may also be impacted by U.S.-flagged vessels migrating to foreign locations due to the on-going de facto regulatory moratorium in the GoM. Moreover, customer demand for vessels under our recently completed construction or conversion programs may not be as strong as we have anticipated and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability.

The failure to successfully complete construction or conversion of our vessels or repairs, maintenance and routine drydockings on schedule and on budget and to utilize such vessels and the other vessels in our fleet at profitable levels could adversely affect our financial condition and results of operations.

We currently do not have any new generation OSVs or MPSVs under construction or conversion although we may plan to construct or convert additional such vessels as market conditions warrant. We also routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our construction projects and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments or anticipated revenues with respect to vessels under construction, conversion or for other drydockings. Further, significant cost overruns or delays for vessels under construction, conversion or retrofit not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations. In addition, our Upstream vessels are sometimes chartered or hired to provide services to a specified drilling rig or project. A delay in the availability of the drilling rig or other project delays may have an adverse impact on our utilization of the contracted vessel and thus on our financial condition and results of operations.

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

A reduction in domestic consumption of refined petroleum products or crude oil has adversely affected the revenues of our Downstream business and could worsen. Further worsening could affect our financial condition and results of operation. Weather conditions also affect demand for our Downstream services. For example, a mild winter may reduce demand for heating oil in the northeastern United States.

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

Our business has high fixed costs. Downtime or low productivity due to reduced demand, as experienced in 2009 and 2010, weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors such as volatility in our vessel dayrates, changes in utilization, vessel incidents and other unforeseen matters. Many of these factors that may cause our actual financial results to vary from our publicly disclosed earnings guidance and forecasts are outside of our control.

Our actual financial results might vary from those anticipated by us or by securities analysts and investors, and these variations could be material. From time to time we publicly provide various forms of guidance, which reflect our projections about future market expectations and operating performance. The numerous assumptions underlying such guidance may be impacted by factors that are beyond our control and might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, when such projections are made, actual results could be materially different, particularly with respect to our MPSVs.

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

Upon conversion of our 1.625% convertible senior notes, we may pay a settlement amount in cash and shares of our common stock, if any, based upon a 25 trading-day observation period. In addition, on November 15, 2013, November 15, 2016 and November 15, 2021, holders of the 1.625% convertible senior notes may require us to purchase their notes for cash. We cannot assure you that we will have sufficient financial resources, or would be able to arrange financing, to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the 1.625% convertible senior notes tendered by the holders in cash. Further, our ability to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the 1.625% convertible senior notes in cash may be subject to limitations in our revolving credit facility or any other indebtedness we may have in the future. If the holders of the 1.625% convertible senior notes convert such notes or require us to repurchase them, we may seek the consent of our lenders or attempt to refinance the debt, but there can be no assurance that we will be able to obtain consent or complete a refinancing. Failure by us to pay the settlement amount upon conversion or purchase the notes when required will result in an event of default with respect to the notes, which may also result in the acceleration of our other indebtedness, which we may not be able to satisfy.

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

We may not have the funds available or be able to obtain the funds necessary to repay our 6.125% senior notes due 2014, or 2014 senior notes, and our 8.000% senior notes due 2017, or 2017 senior notes, upon maturity or to repurchase such notes at the option of the holder upon the occurrence of certain change of control events prior to their maturity.

Our 2014 senior notes and 2017 senior notes mature in November 2014 and August 2017, respectively. In addition, upon the occurrence of certain change of control events, as defined in the indentures governing such notes, holders of our 2014 senior notes and 2017 senior notes would have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest, if any. We cannot be certain that we will have sufficient funds available or that we will have the ability to obtain additional financing, to obtain a waiver, consent or an extension from our lenders, or to raise funds by disposing of one or more of our assets to repay such notes upon maturity or upon any change of control event that would require us to repurchase the 2014 senior notes or 2017 senior notes that may be tendered by our bondholders, if any. Failure by us to repay such notes upon maturity or to repurchase such notes when required would result in an event of default with respect to such notes, which may also result in the acceleration of our other outstanding indebtedness, which we may not have sufficient funds to repay.

We may be adversely affected by uncertainty in the global financial markets.

Our future results may be impacted by continued volatility, weakness or deterioration in the debt and equity capital markets. Inflation, deflation, or other adverse economic conditions may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments, the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under our revolving credit agreement. Additionally, credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.

The cost of raising money in the debt and equity capital markets has increased substantially during the ongoing financial crisis while the availability of funds from those markets has diminished significantly. The current global economic downturn may adversely impact our ability to issue additional debt and equity in the future on acceptable terms. Also, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt upon maturity or on terms similar to expiring debt. If we require additional sources of short-term liquidity for any reason including without limitation the factors stated above, our existing lenders may be unable or unwilling to extend credit to us. Due to these factors, we cannot be certain that additional funding will be available if needed and to the extent required, on acceptable terms.

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

Changes in legislation, policy, restrictions or regulations for drilling in the Gulf of Mexico that cause delays or deter new drilling could have a material adverse effect on our financial position, results of operations and cash flows.

In response to the April 20, 2010, Deepwater Horizon incident, the U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration, including the DOI and the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, have responded to the Deepwater Horizon incident by imposing moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits which had previously been approved and by adopting numerous new regulations and new interpretations of existing regulations regarding operations in the U.S. Gulf of Mexico that are applicable to our Upstream customers and with which their new applications for exploration plans and drilling permits must prove compliant. Compliance with these new regulations and new interpretations of existing regulations may materially increase the cost of drilling operations in the U.S. GoM, which could materially adversely impact our business, financial position or results of operations.

The uncertainty surrounding the timing and cost of drilling activities in the U.S. GoM is primarily the result of (i) newly issued regulations by the DOI and BOEMRE, (ii) on-going clarifications and interpretive guidance often in the form of an NTL issued by the DOI and the BOEMRE relating to these newly issued regulations as well as with respect to existing regulations, (iii) continuing compliance efforts relating to these regulations, clarifications and guidance, (iv) uncertainty as to the ability of the BOEMRE to timely review submissions and issue drilling permits, (v) the general uncertainty regarding additional regulation of the oil and gas industry’s operations in the U.S. GoM and (vi) on-going and potential third party legal challenges to industry drilling operations in the U.S. GoM. We do not expect that drilling activities in the GoM will recommence until such time that legal issues surrounding the new statutory and regulatory restrictions and the de facto regulatory moratorium is resolved to the satisfaction of operators and regulators. In addition, the commission appointed by the President of the United States to study the causes of the catastrophe released its report and has recommended certain legislative and regulatory measures that should be taken to minimize the possibility of a reoccurrence of a disastrous spill. Various bills are being considered by Congress which, if enacted, could either significantly impact drilling and exploration activities in the GoM, particularly in the deepwater areas, or possibly drive a substantial portion of drilling and operational activity out of the GoM. Given the current restrictions, potential future restrictions and the uncertainty surrounding the availability of any exceptions to any restrictions, we cannot predict when our GoM oil and gas exploration and production customers will be able to continue their drilling activities to any significant degree in the U.S. GoM. A prolonged suspension of or delay in these drilling operations would have a material adverse effect on our business, financial position or future results of operations. Moreover, the uncertainty caused by such legislation, policy, restrictions or regulations for new drilling in the GoM could aggravate the potentially adverse effects of many of the risks previously identified in this Item 1A.

ITEM 1B—Unresolved Staff Comments

None.

ITEM 2—Properties

Our principal executive offices are in Covington, Louisiana, where we lease approximately 61,000 square feet of office space under leases expiring in September 2013. Our primary domestic operating offices are located in Port Fourchon, Louisiana, and Brooklyn, New York. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Our principal properties as of December 31, 2010 are as follows:

Location	Description	Segment Using Property	Owned/Leased
Covington, LA	Corporate Headquarters	Corporate	Leased
Hammond, LA	Warehouse	Upstream	Owned
Brooklyn, NY	Dock, Office, Warehouse, Yard	Downstream	Leased
Port Fourchon, LA	Dock, Office, Warehouse, Yard	Upstream/Downstream	Leased
Paraiso, Tabasco, MX	Office	Upstream	Leased

Item 3—Legal Proceedings

None.

Item 4—Removed and Reserved

PART II

Item 5—	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly period indicated, the high and low sale prices for our common stock as reported by the NYSE during 2010 and 2009.

	2010		2009
	High	Low	High	Low
First Quarter	$25.59	$17.50	$20.51	$10.28
Second Quarter	$25.75	$12.63	$30.76	$15.00
Third Quarter	$20.03	$14.33	$28.22	$18.60
Fourth Quarter	$23.68	$18.72	$30.55	$21.40

On January 31, 2011, we had 28 holders of record of our common stock.

We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. Any future payment of cash dividends will depend upon the financial condition, capital requirements, plans to reduce our long-term debt and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 6.125% senior notes and our 8.000% senior notes and the agreement governing our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to our consolidated financial statements for further discussion.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except operating and per share data)

Our selected historical consolidated financial information as of and for the periods ended December 31, 2010, 2009, 2008, 2007, and 2006 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management‘s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$420,804	$385,948	$432,084	$338,970	$274,551
Operating expenses	196,771	161,188	164,532	126,876	95,591
Depreciation and amortization(1)	77,055	93,369	52,002	35,169	32,021
General and administrative expenses	36,774	30,844	37,155	32,857	28,388
Gain on sale of assets	2,025	1,147	8,402	1,859	1,854
Operating income	112,229	101,694	186,797	145,927	120,405
Interest income	528	482	1,525	18,414	16,074
Interest expense	55,183	21,024	8,331	21,299	18,866
Other income (expenses)(2)	344	(597)	190	(43)	70
Income before income taxes	57,918	80,555	180,181	142,999	117,683
Income tax expense	21,502	30,155	64,379	51,782	42,727
Net income	36,416	50,400	115,802	91,217	74,956

Per Share Data:
Basic net income	$1.38	$1.94	$4.48	$3.55	$2.78
Diluted net income	$1.34	$1.87	$4.29	$3.45	$2.73
Weighted average basic shares outstanding	26,396	26,040	25,840	25,662	26,966
Weighted average diluted shares outstanding(3)	27,176	26,975	27,020	26,467	27,461

Balance Sheet Data (at period end):
Cash and cash equivalents	$126,966	$51,019	$20,216	$173,552	$474,261
Working capital	162,156	85,736	66,069	214,266	489,261
Property, plant, and equipment, net	1,606,121	1,602,663	1,405,340	956,558	532,158
Total assets	1,878,425	1,786,348	1,595,743	1,265,399	1,098,587
Total long-term debt(4)	758,233	746,674	618,519	484,076	475,282
Total stockholders’ equity	841,877	797,063	736,900	606,147	502,280

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$131,012	$183,244	$206,832	$138,550	$131,996
Investing activities	(56,987)	(263,050)	(487,293)	(442,032)	(87,344)
Financing activities	1,866	110,590	127,109	2,710	157,797

Other Financial Data (unaudited):
EBITDA(5)	$189,628	$194,466	$238,989	$181,053	$152,496
Capital expenditures	61,643	273,646	505,105	447,915	91,418

	Year Ended December 31,
	2010	2009	2008	2007	2006
Other Operating Data (unaudited):
Offshore Supply Vessels:
Average number of new generation OSVs(6)	49.9	43.2	36.4	29.0	25.0
Average number of active new generation OSVs(7)	42.4	39.2	36.4	29.0	25.0
Average new generation OSV fleet capacity (deadweight)	124,965	105,858	84,892	67,739	59,042
Average new generation OSV vessel capacity (deadweight)	2,507	2,448	2,329	2,341	2,362
Average new generation OSV utilization rate(8)	71.6%	79.9%	95.4%	93.3%	90.3%
Effective new generation OSV utilization rate(9)	84.3%	88.0%	95.4%	93.3%	90.3%
Average new generation OSV dayrate (10)	$21,561	$21,348	$22,939	$21,505	$19,380
Effective dayrate(11)	$15,438	$17,057	$21,884	$20,064	$17,500
Double-hulled Tank Barges(12):
Average number of tank barges(13)	9.0	9.0	8.8	6.5	6.0
Average fleet capacity (barrels)(13)	884,621	884,621	872,347	719,354	685,902
Average barge capacity (barrels)	98,291	98,291	98,824	109,943	114,317
Average utilization rate(8)	80.5%	71.5%	85.0%	92.4%	97.9%
Average dayrate(14)	$17,502	$21,138	$21,806	$23,026	$24,539
Effective dayrate(11)	$14,089	$15,114	$18,535	$21,276	$24,024

(1)	In June 2009, we recorded a pre-tax non-cash asset impairment charge of $25.8 million related to ten single-hulled tank barges and six ocean-going tugs. This impairment charge is reflected in depreciation expense for the year ended December 31, 2009. The Company’s amortization expense for such period includes a $0.9 million pre-tax non-cash charge for the write-off of remaining goodwill associated with our Downstream segment. Effective January 1, 2007, we modified our assumptions regarding estimated salvage values for its marine equipment. Salvage values for marine equipment are estimated to range between 5% and 25% of the originally recorded cost, depending on vessel type. For the year ended December 31, 2007, this change in estimated salvage values resulted in an increase in operating income, net income and diluted earnings per share of approximately $6.2 million, $4.0 million and $0.15, respectively.
(2)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.
(3)	For the years ended December 31, 2010, 2009, 2008, 2007, and 2006 stock options representing rights to acquire 400, 414, 3, 146, and 323 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes and related unamortized compensation. See Note 3 of our consolidated financial statements for more information on diluted shares outstanding.
(4)	Excludes original issue discount associated with our 6.125% senior notes in the amount of $279, $341, $398, $453, and $503 as of December 31, 2010, 2009, 2008, 2007, and 2006, respectively, original issue discount associated with our 8.000% senior notes in the amount of $6,305, and $6,980 as of December 31, 2010 and 2009 and original issue discount associated with our 1.625% convertible senior notes in the amount of $35,183, $46,005, $56,083, $65,471, and $74,215 as of December 31, 2010, 2009, 2008, 2007, and 2006, respectively.
(5)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(6)	We owned 51 new generation OSVs as of December 31, 2010. Our average number of new generation OSVs for the years ended December 31, 2010, 2009 and 2008 reflect the deliveries of several vessels under our fourth OSV newbuild program. During 2010, 2009 and 2008, we placed in service, four OSVs, eight OSVs and four OSVs, respectively. Please refer to the New Generation OSVs table on page 6 of the Form 10-K for more information about vessel names and placed in service dates. Our average number of new generation OSVs for the year ended December 31, 2007 includes ten new generation OSVs that were acquired in August 2007. Excluded from this data are ten conventional OSVs that were also acquired in August 2007, nine of which have been sold on various dates in 2008, 2009, and 2010. Our remaining conventional OSV, which is stacked, is considered a non-core asset.
(7)	In response to weak market conditions we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Active new generation OSVs represent vessels that are immediately available for service during each respective period.
(8)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(9)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(10)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(11)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(12)	Other operating data for tugs and tank barges reflects only the results from our double-hulled tank barges as our single-hulled tank barges are considered non-core assets. Our active Downstream fleet is comprised of nine double-hulled barges and nine ocean-going tugs.
(13)	The averages for the years ended December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007 include the Energy 6506, Energy 6507 and Energy 6508, three double-hulled tank barges delivered under our second TTB newbuild program in August 2007, November 2007, and March 2008, respectively. As of December 31, 2010, our double-hulled tank barge fleet consisted of nine vessels.
(14)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.

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

The following table provides the detailed components of EBITDA as we define that term for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 respectively (in thousands).

	Year Ended December 31,
	2010	2009	2008	2007	2006
Components of EBITDA:
Net income	$36,416	$50,400	$115,802	$91,217	$74,956
Interest, net:
Debt obligations	55,183	21,024	8,331	21,299	18,866
Interest income	(528)	(482)	(1,525)	(18,414)	(16,074)

Total interest, net	54,655	20,542	6,806	2,885	2,792

Income tax expense	21,502	30,155	64,379	51,782	42,727
Depreciation	58,509	69,461	33,498	22,950	24,070
Amortization	18,546	23,908	18,504	12,219	7,951

EBITDA	$189,628	$194,466	$238,989	$181,053	$152,496

The following table reconciles EBITDA to cash flows provided by operating activities for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 respectively (in thousands).

	Year Ended December 31,
	2010	2009	2008	2007	2006
EBITDA Reconciliation to GAAP:
EBITDA	$189,628	$194,466	$238,989	$181,053	$152,496
Cash paid for deferred drydocking charges	(22,510)	(19,234)	(19,773)	(19,812)	(12,881)
Cash paid for interest	(44,178)	(24,201)	(24,981)	(22,644)	(18,537)
Cash paid for taxes	(2,809)	(15,520)	(6,119)	(4,799)	(1,398)
Changes in working capital	4,316	41,117	15,406	(986)	8,797
Stock-based compensation expense	8,710	8,704	10,815	7,390	5,196
Changes in other, net	(2,145)	(2,088)	(7,505)	(1,652)	(1,677)

Cash flows provided by operating activities	$131,012	$183,244	$206,832	$138,550	$131,996

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2010	2009	2008	2007	2006
Stock-based compensation expense	$8,710	$8,704	$10,815	$7,390	$5,196
Interest income	528	482	1,525	18,414	16,074

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

Outlook

In response to the April 20, 2010, Deepwater Horizon incident, the United States Department of the Interior, or the DOI, ordered a moratorium on all deepwater drilling on the Outer Continental Shelf, or OCS, effective May 30, 2010. This moratorium was lifted by the DOI on October 12, 2010. In addition, through the issuance of Notices to Lessees, or NTLs, as well as through the promulgation of new rules, the DOI has imposed significant new regulations governing all drilling in the U.S. Gulf of Mexico, or GoM, including shallow-water drilling. The DOI has indicated that it intends to issue additional new regulations, which are expected to impose further requirements affecting all drilling operations. The immediate effect of the DOI’s regulatory actions has been to drastically curtail the level of drilling activity in the GoM, which is our primary market and the primary demand driver for our type of vessels in that market.

While we expect that drilling activity will resume as operators begin to comply with the new regulations, we cannot predict if or when activity in the GoM will return to levels that existed prior to the Deepwater Horizon event for at least the first half of 2011. The timing of a market recovery will depend upon several factors outside of our control including 1) the ability of operators and drilling contractors to comply with the new rules; 2) the content of additional as yet unpromulgated rules that are expected to be issued; 3) the content of oil spill legislation that may be enacted by the U.S. Congress; and 4) general economic conditions. These actions will adversely affect our operating results in the first half of 2011 and possibly beyond. In response to these events, we have taken measures to 1) reduce our operating costs by stacking vessels, including vessels that were recently delivered under our fourth OSV newbuild program, and furloughing employees, and 2) expand our international presence by mobilizing vessels out of the GoM into foreign markets. The deployment of additional vessels to foreign markets will take time, resulting in periods in which they are not earning revenue and will require us to make expenditures necessary for such repositioning. In addition, the ability to obtain charters in international locations is not certain given the competition that exists for such charters, which may increase as more vessels depart the GoM in response to current regulatory constraints and market conditions.

We believe several international markets are currently oversupplied and dayrates in those markets are low in comparison to historic norms. In order to enhance our competitiveness in Mexico, we previously re-flagged, or placed under Mexican registry, two of our older new generation U.S.-flagged vessels and expect to place an additional three such vessels under Mexican registry in March 2011. Because we anticipate long-term growth in our

Mexican and Brazilian operations, we may re-flag additional U.S.-flagged vessels in those markets. Once a U.S.-flagged vessel changes its registry and is re-flagged, it loses its eligibility to return to U.S. coastwise trade. In addition to international deployments, we will also continue to seek additional production-related, decommissioning, specialty-work or other non-oilfield markets for our vessels both in the United States and abroad. Generally, operations of this kind are not affected by the on-going de facto regulatory moratorium in the GoM.

The de facto regulatory moratorium is, however, adversely impacting our ability to predict utilization of our MPSVs. While several operators have indicated a strong interest in utilizing our 370 class MPSVs, we believe more regular and predictable utilization will be contingent upon the issuance of permits in the deepwater GoM by BOEMRE. Utilization of our 430 class MPSV’s is less impacted by drilling permits. However, because these vessels are utilized for construction and other projects with long-lead times, some of which may be impacted by the de facto regulatory moratorium, we are experiencing light utilization of these vessels in the GoM thus far in 2011.

In connection with our litigation brought against the DOI, we filed a Motion for Recovery of Attorney’s Fees and Costs against the DOI. On February 2, 2011 the motion was granted on the basis that the DOI was found in contempt of the Court’s injunction order. The Court has referred our claim to a magistrate judge to decide the monetary award for such fees and costs to which we are entitled.

In addition to the delayed issuance of drilling permits in the GoM, weakness in the overall economy continues to negatively impact dayrates and utilization for each of our business segments. We have not seen any improvement of the prevailing weak market conditions in our Downstream segment. With our participation in the BP oil spill response activities, we experienced a temporary increase in demand for our Upstream and Downstream equipment during 2010. However, this demand driver significantly declined once the oil well was successfully capped. For the year ended December 31, 2010, we recorded approximately $102.1 million in consolidated revenue related to oil spill response activities. Our primary customer for these activities was BP.

As drilling in the GoM begins to resume, we do not expect that it will do so evenly. As a consequence, for a period, we expect that operators will first utilize vessels under long-term contracts to meet their needs and competition for charters will be intense. Because we have been forced to furlough some employees, we may also face competition to rehire mariners as demand resumes, which could negatively impact our operating costs.

Upstream Segment

Our average new generation OSV dayrates for the year ended December 31,2010 were approximately $21,600 and our average OSV utilization was approximately 72%. During 2010, our average OSV utilization was adversely affected by roughly 2,700 days out-of-service related to stacked vessels and approximately 962 days of aggregate downtime related to customer-required modifications and pre-positioning of eight vessels that were mobilized to Brazil during 2010 for multi-year charters. The deepwater drilling moratorium and de facto regulatory moratorium in the GoM also contributed to the lower Upstream utilization. This demand decline was temporarily offset by an expansive effort by BP to deploy marine assets to control the well and recover the oil spilled. During the year ended December 31, 2010, we had as many as 12 new generation OSVs and four MPSVs assisting with oil spill-related activities, which represented approximately 11% and 63% of the total new generation OSV and MPSV vessel-days worked, respectively. As of December 31, 2010, no new generation OSVs or MPSVs remained on charter for oil spill response activities. Notwithstanding the “lifting” of the deepwater drilling moratorium, until the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, begins issuing drilling permits to our customers with some degree of regularity, the uncertainty surrounding the demand outlook for the entire Upstream segment in the GoM will continue. We believe only a few permits have been issued for drilling in the deepwater GoM and such permits related to wells that had commenced prior to the Deepwater Horizon incident. As of December 31, 2010, we had 15 new generation vessels stacked and may also elect to stack additional Upstream vessels while GoM market conditions remain weak.

As of December 31, 2010, our 36 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	20
Other U.S. coastlines(1)	4

24

Foreign(2)
Latin America	13
Middle East	2
West Africa	1

16

Total Upstream Vessels(3)	40

(1)	Represents vessels that are currently supporting the U.S. military.
(2)	Our Upstream foreign areas of operation generally include the following locations: Brazil, Mexico, West Africa and Qatar.
(3)	Excluded from this table are 15 of our new generation OSVs and one conventional OSV that were stacked as of December 31, 2010.

OSV Newbuild Program. Our fourth OSV newbuild program consisted of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we placed in service four vessels in 2008, eight vessels in 2009, and four vessels in 2010. With the last four remaining vessels placed in service in 2010, our fourth OSV newbuild program has been completed. The aggregate cost of this program, prior to the allocation of construction period interest, was approximately $431.6 million. For further information regarding our fourth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.

MPSV Program. Our MPSV program included the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two 430 class DP-3 new generation MPSVs at foreign shipyards. With the second converted 370 class MPSV, the HOS Strongline, being placed in service in March 2010, the MPSV program has been completed. The aggregate cost of the MPSV program, prior to the allocation of construction period interest, was approximately $491.1 million. We also have an exclusive four-year option to construct two additional “sister vessels” based on the same 430 class DP-3 MPSV design at a U.S. shipyard of our choice, which would qualify for domestic coastwise trade under the Jones Act. For further information regarding our MPSV program, please refer to the Capital Expenditures and Related Commitments section.

The HOS Centerline, the first converted 370 class MPSV, has received final certifications by the United States Coast Guard allowing operations as a supply vessel, industrial/construction vessel and as a petroleum and chemical tanker under subchapters “L”, “I”, “D”, and “O”, respectively. During the first quarter of 2011, the HOS Strongline, the sister vessel to the HOS Centerline, received its “D” and “O” certifications and can now operate under subchapters “L”, “I”, “D”, and “O”. We believe that these vessels are not only the largest supply vessels in the world, but also the only vessels in the world to have received all four of these certifications.

All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for one foreign-flagged AHTS vessel, one foreign-flagged well stimulation vessel, two foreign-flagged new generation OSVs and two foreign-flagged MPSVs.

Downstream Segment

As of December 31, 2010, our Downstream fleet was comprised of a mix of nine double-hulled tank barges, four single-hulled tank barges and 15 ocean-going tugs. All of our single-hulled tank barges and six lower horsepower tugs, which are non-core assets, were stacked as of December 31, 2010. We completed the sale of all four of our remaining single-hulled tank barges during the first quarter of 2011.

Downstream results for the year ended December 31, 2010 were adversely impacted by the continued decline in demand for petroleum products in the U.S. In addition, approximately 2.0 million barrels of double-hulled tank barge capacity was delivered to the market since 2009, which further expands the over-supply of tank barges. These unfavorable supply/demand fundamentals were temporarily offset by increased demand for our Downstream equipment in connection with BP’s oil spill recovery efforts. During the third quarter of 2010, we had as many as five double-hulled tank barges assisting with oil spill-related activities. As of December 31, 2010, there were no double-hulled tank barges that remained on charter related to oil spill response activities.

We anticipate the weak market conditions for our Downstream vessels will continue into at least the first half of 2011 which may result in our decision to stack one or more double-hulled tank barges during the first half of 2011. With the protracted weak demand for tugs and tank barges coupled with the expansion of our Upstream fleet, we expect our Downstream segment to represent a much smaller portion of our consolidated operating results compared to historical trends.

Operating Costs

Our operating costs are primarily a function of fleet size, area of operations and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization. By stacking under-utilized vessels, we have been able to realize some reductions in our operating costs.

In certain foreign markets in which we operate, we are susceptible to higher operating costs such as materials and supplies, crew wages, maintenance and repairs, taxes, and insurance costs. Difficulties and costs of staffing international operations, including vessel crews, and language and cultural differences generally contribute to a higher cost structure in foreign locations compared to our domestic operations. We may not be able to recover higher international operating costs through higher dayrates charged to our customers. Therefore, when we increase our international complement of vessels, particularly for our Upstream segment, our gross margins may fluctuate depending on the foreign areas of operation and the complement of vessels operating domestically.

In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the U.S. Coast Guard and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. While we can defer required drydockings of stacked vessels, we will be required to conduct such deferred drydockings prior to such vessels returning to service.

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

Carrying Value of Vessels. We depreciate our tugs, tank barges, OSVs, and MPSVs over estimated useful lives of 14 to 25 years, three to 25 years, five to 25 years and 25 years, respectively. The shorter useful lives relate to acquired vessels. Salvage values for marine equipment range between 5% and 25% of the originally recorded cost, depending on vessel type. The useful lives used for single-hulled tank barges are based on their retirement date classification under OPA 90, and for double-hulled tank barges it is 25 years. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may again be events or changes in circumstances in the future that indicate that recovery of the carrying amount of our vessels might not be possible. We review for impairment of our vessels by asset group. Vessels with similar operating and marketing characteristics are grouped for asset impairment review. For vessels that are not expected to be placed back into service, the impairment review is performed on a vessel-by-vessel basis. Examples of events or changes in circumstances that could indicate that the recoverability of the carrying amount of our asset groups should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of the asset group and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset group. If events or changes in circumstances as set forth above indicate that the asset group’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, we would be required to reduce the carrying amount to fair value. Fair value is determined by using appropriate valuation techniques such as expected discounted cash flows and third-party appraisals. Please refer to Note 14 of our consolidated financial statements included herein.

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

Mobilization Costs. Vessels will routinely move to and from international and domestic operating areas. Mobilization costs associated with relocating vessels typically include fuel, crew costs, vessel modifications, materials and supplies or other pre-positioning expenses required by the customer. The extent of mobilization costs incurred to relocate a vessel is directly related to the customer contract terms and area of operation. Some of our charter agreements provide for us to recover mobilization costs through either direct reimbursement or higher dayrates charged to our customers. Unless mobilization costs are rebillable to customers, we typically expense these costs as incurred.

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

Income Taxes. We follow accounting standards for income taxes as set forth by the Financial Accounting Standards Board which requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future. In addition, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in general and administrative expenses.

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

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate substantially all of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services. We have excluded MPSV results because fiscal years 2010, 2009, and 2008 were introductory operating years for these vessels.

	Years Ended December 31,
	2010	2009	2008
Offshore Supply Vessels:
Average number of new generation OSVs(1)	49.9	43.2	36.4
Average number of active new generation OSVs(2)	42.4	39.2	36.4
Average new generation OSV fleet capacity (deadweight)	124,965	105,858	84,892
Average new generation vessel capacity (deadweight)	2,507	2,448	2,329
Average new generation OSV utilization rate(3)	71.6%	79.9%	95.4%
Effective new generation OSV utilization rate(8)	84.3%	88.0%	95.4%
Average new generation OSV dayrate(4)	$21,561	$21,348	$22,939
Effective dayrate(5)	$15,438	$17,057	$21,884

Double-hulled Tank Barges:
Average number of double-hulled tank barges(6)	9.0	9.0	8.8
Average fleet capacity (barrels)	884,621	884,621	872,347
Average barge size (barrels)	98,291	98,291	98,824
Average utilization rate(3)	80.5%	71.5%	85.0%
Average dayrate(7)	$17,502	$21,138	$21,806
Effective dayrate(5)	$14,089	$15,114	$18,535

(1)	We owned 51 new generation OSVs as of December 31, 2010. Our average number of new generation OSVs for the years ended December 31, 2010, 2009 and 2008 reflect the deliveries of several vessels under our fourth OSV newbuild program. During 2010, 2009 and 2008, we placed in service, four OSVs, eight OSVs and four OSVs, respectively. Please refer to the New Generation OSVs table on page 6 of this Form 10-K for more information about vessel names and placed in service dates. Excluded from this data are ten conventional OSVs that were also acquired in August 2007, nine of which were sold on various dates since 2008. We consider our remaining conventional OSV to be a non-core asset.
(2)	In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Active new generation OSVs represent vessels that are fully crewed and immediately available for service during each respective period.
(3)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(4)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(5)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(6)	Other operating data for tugs and tank barges reflects only the results from our double-hulled tank barges as our single-hulled tank barges are considered non-core assets. Our active Downstream fleet was comprised of nine double-hulled barges and nine ocean-going tugs.
(7)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.
(8)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Summarized financial information concerning our reportable segments for the years ended December 31, 2010 and 2009, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2010	2009	$ Change	% Change
Revenues by segment:
Upstream
Domestic	$298,400	$274,782	$23,618	8.6%
Foreign	76,127	51,875	24,252	46.8

	374,527	326,657	47,870	14.7

Downstream
Domestic	42,854	58,050	(15,196)	(26.2)
Foreign(1)	3,423	1,241	2,182	>100.0

	46,277	59,291	(13,014)	(21.9)

	$420,804	$385,948	$34,856	9.0%

Operating expenses by segment:
Upstream	$166,349	$121,488	$44,861	36.9%
Downstream	30,422	39,700	(9,278)	(23.4)

	$196,771	$161,188	$35,583	22.1%

Depreciation and amortization by segment:
Upstream	$64,685	$50,740	$13,945	27.5%
Downstream(2)	12,370	42,629	(30,259)	(71.0)

	$77,055	$93,369	$(16,314)	(17.5)%

General and administrative expenses:
Upstream	$33,956	$25,641	$8,315	32.4%
Downstream	2,818	5,203	(2,385)	(45.8)

	$36,774	$30,844	$5,930	19.2%

Gain on sale of assets:
Upstream	$986	$111	$875	>100%
Downstream	1,039	1,036	3	0.3

	$2,025	$1,147	$878	76.5%

Operating income:
Upstream	$110,523	$128,899	$(18,376)	(14.3)%
Downstream	1,706	(27,205)	28,911	>100.0

	$112,229	$101,694	$10,535	10.4%

Interest expense	$55,183	$21,024	$34,159	>100.0%

Interest income	$528	$482	$46	9.5%

Income tax expense	$21,502	$30,155	$(8,653)	(28.7)%

Net income	$36,416	$50,400	$(13,984)	(27.7)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.
(2)	Included in depreciation and amortization, for the year ended December 31, 2009, is a pre-tax non-cash asset impairment charge of $25.8 million related to ten single-hulled tank barges and six ocean-going tugs as well as a $0.9 million pre-tax non-cash charge for the write-off of remaining goodwill associated with this segment.

Revenues. Revenues for 2010 increased by $34.9 million, or 9.0%, to $420.8 million compared to 2009 primarily due to the full and partial-period contribution of newbuild and converted Upstream vessels that were added to our fleet since January 1, 2009. Although we added 14 vessels to our fleet since early 2009, our weighted-average active operating fleet as of December 31, 2010 was approximately 65 vessels compared to 66 vessels for the same period in 2009 as a result of vessels that were stacked, sold or retired during 2009 and 2010.

Revenues from our Upstream segment increased by $47.9 million, or 14.7%, to $374.5 million for 2010 compared to $326.7 million for 2009. The vessels placed in service under our newbuild and conversion programs accounted for a $98.5 million increase in Upstream revenues. These incremental revenues were offset by an $18.3 million decrease in revenue primarily from lower effective dayrates for our new generation OSVs that were in service during each of the years ended December 31, 2010 and 2009 and a $32.3 million decrease in revenue for our new generation and conventional OSVs that were in service during 2009, but have either been stacked or sold on various dates since then and decreased activity at our shore-base port facility. Our new generation OSV average dayrates of $21,561 for 2010 were in-line with dayrates of $21,348 for 2009. Our new generation OSV dayrates for the year ended December 31, 2010 were favorably impacted by non-recurring revenues for one of our specialty service vessels unrelated to the oil spill relief efforts in the GoM. Excluding these revenues, our new generation OSV dayrates would have been $20,756, or 2.7% lower than the prior-year. This decrease in dayrates is largely due to contracts that expired in 2009 and early 2010 having terms that were negotiated during stronger OSV market conditions. Several OSV time charter contracts that were in effect during 2009 and previously fixed in 2008 at dayrates in the range of $20,000 to $36,000 were replaced or renewed with spot time charters at dayrates that were roughly 50% lower than their previously contracted rates. Our new generation OSV utilization was 71.6% compared to 79.9% for 2009. The decline in utilization was driven by weaker GoM OSV market conditions over the last 12 months, which was further exacerbated by the federal drilling moratorium and de facto regulatory moratorium in the deepwater GoM. In addition, we had 962 incremental days out-of-service to ready eight OSVs for long-term charters in Latin America. Domestic revenues for our Upstream segment increased $23.6 million during the year ended December 31, 2010 due to the full or partial-period contribution of eleven additional OSVs and three additional MPSVs that were placed in service on various dates since January 1, 2009. This increase was partially offset by an average of 7.5 new generation OSVs being stacked during 2010 compared to an average of 4.1 new generation OSVs being stacked during 2009. Foreign revenues for our Upstream segment increased $24.3 million due to five additional vessels deployed to foreign markets since 2009. For the year ended December 31, 2010, oil spill response activities accounted for approximately $89.6 million of our Upstream revenues.

Revenues from our Downstream segment decreased by $13.0 million, or 21.9%, to $46.3 million for 2010 compared to 2009. The partial-period revenue contribution from single-hulled tank barges that were in service during the year ended December 31, 2009, but have been retired, stacked or sold since then, accounted for $9.6 million of the Downstream revenue decline. The remaining $3.4 million decrease in Downstream revenues was largely due to well-test contract cancellation fees recognized during 2009. Such fees typically represent customer revenue that we would have otherwise earned over a contract term for specialty services contracts. Well-test contract cancellations are not uncommon for these types of high profile specialty service projects and will likely occur again in the future. However, we had no such well-test contract cancellations during 2010. Excluding the well-test contract cancellation revenues, our Downstream revenues for the year ended December 31, 2010 would have decreased $7.6 million, or 12.8% from the year ended December 31, 2009. Our Downstream revenues for 2010 were favorably impacted by one of our double-hulled tank barges performing well-test services for an Upstream customer in the GoM and having up to five double-hulled tank barges temporarily contracted by BP to support oil skimming operations in the GoM. Our double-hulled tank barge average dayrates were $17,502 for the year ended December 31, 2010, a decrease of $3,636, or 17.2%, from $21,138 for 2009. Excluding the incremental revenues associated with well-test revenue in 2010 and 2009, double-hulled tank barge average dayrates would have been $16,640 and $18,840, respectively. Our double-hulled tank barge utilization was 80.5% for 2010 compared to 71.5% for 2009. The increase in double-hulled tank barge utilization was primarily driven by the temporary increase in demand related to our oil spill recovery efforts in the GoM during 2010. For the year ended December 31, 2010, oil spill response activities accounted for approximately $12.5 million of our Downstream revenues.

Operating expenses. Operating expenses for 2010 increased by $35.6 million, or 22.1%, to $196.8 million. This increase was primarily associated with adding eleven new generation OSVs and three MPSVs to our active fleet since 2009 under our fourth OSV newbuild program and MPSV program, respectively. Through vessel sales or stacking, we have partially offset these higher operating costs by removing Upstream and Downstream equipment from our operating fleet.

Operating expenses for our Upstream segment were $166.3 million, an increase of $44.9 million, or 36.9%, for 2010 compared to $121.5 million for 2009. Newly constructed vessels placed in service since 2009 accounted for approximately $38.7 million of the higher operating costs. Vessels that operated during the years ended December 31, 2009 and 2010 accounted for approximately $18.5 million of the operating expense variance, which primarily resulted from pre-positioning costs for vessels operating in Latin America. Included in these pre-positioning costs was industry-wide Brazilian importation and regulatory review delays which resulted in higher than expected days out-of-service, and mobilization costs of approximately $9.7 million associated with placing eight vessels on charter in Brazil. These increases were partially offset by approximately $12.3 million in operating expense decreases resulting from a reduction of our operating fleet through vessel sales or stacking and decreased activity at our shore-base port facility. Excluding vessels that were mobilizing to Brazil, operating expenses were flat for vessels that were in-service during all of 2009 and 2010. Aggregate cash operating expenses for our Upstream segment are projected to be in the range of $140.0 million and $145.0 million for 2011, inclusive of approximately $3.3 million expected to be incurred for our 15 inactive stacked OSVs. With 15 new generation OSVs projected to be stacked throughout 2011, our active Upstream Fleet for 2011 is expected to be comprised of 36 new generation OSVs and four MPSVs. These 36 new generation OSVs are comprised of 23 “term” vessels that are currently chartered on long-term contracts with maturities extending beyond 2011 and 13 “spot” vessels that are currently idle or operating under short-term charters. All four of our MPSVs are currently idle or operating under short-term charters. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our vessels into international markets; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates. Also excluded from these projected Upstream operating costs for 2011 are potential late-delivery penalties resulting from Brazilian importation and regulatory review delays noted above.

Operating expenses for our Downstream segment were $30.4 million, a decrease of $9.3 million, or 23.4%, for the year ended December 31, 2010 compared to $39.7 million for the same period in 2009. The decrease in operating expenses for the Downstream segment is primarily associated with the lower cost of maintaining equipment that was stacked, sold or retired from service since 2009. Operating expenses for our active nine double-hulled tank barges and associated tugs was down approximately $2.6 million in the year ended 2010 compared to 2009. Aggregate cash operating expenses for our Downstream segment are projected to be in the range of $28.0 million to $30.0 million for 2011.

Depreciation and Amortization. Depreciation and amortization was $16.3 million lower for 2010 compared to 2009 due to the $26.7 million asset and goodwill impairment charges for our Downstream segment recorded during the second quarter of 2009. In addition, we incurred incremental depreciation in 2010 related to eleven OSVs placed in service under our fourth OSV newbuild program and three MPSVs placed in service under our MPSV program since 2009. Depreciation and amortization expense is expected to increase further when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $36.8 million, or 8.7% of revenues, increased by $5.9 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase is primarily the result of higher personnel and stock-based compensation expense costs recorded during 2010 compared to 2009. Our general and administrative expenses for 2011 are expected to be in the range of $35.0 million to $39.0 million for 2011.

Gain on Sale of Assets. During 2010, we sold two conventional OSVs, one older, lower-horsepower tug, and two single-hulled tank barges for net cash proceeds of $4.5 million for these vessel sales, which resulted in aggregate gains of approximately $1.9 million ($1.2 million after tax or $0.04 per diluted share). During 2009, we sold one older, lower-horsepower tug, six single-hulled tank barges, and three conventional OSVs for net cash proceeds of $10.6 million. We recorded aggregate gains of approximately $1.1 million ($0.7 million after tax or $0.03 per diluted share) on the sales of these vessels.

Operating Income. Operating income increased by $10.5 million, or 10.4%, to $112.2 million during the year ended December 31, 2010 compared to the same period in 2009 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 29.5% for 2010 compared to 39.5% for the 2009. The primary driver for this margin decrease relates to operating costs associated with the mobilization of eight vessels to Latin America. We recorded operating income of $1.7 million for our Downstream segment for 2010, compared to operating loss of $27.2 million for 2009. Excluding the asset and goodwill impairment charges noted above, the Downstream segment operating loss for the year ended December 31, 2009 would have been $0.5 million.

Interest Expense. Interest expense increased $34.2 million during the year ended December 31, 2010 compared to the same period in 2009. This increase was driven by incremental interest resulting from our 8.000% senior notes due 2017, which were issued in August 2009, and lower capitalized interest driven by having fewer vessels under construction in our newbuild and conversion programs. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased 9.5% during 2010 compared to 2009. The average interest rate earned on our invested cash balances during the year ended December 31, 2010 was approximately 0.6% compared to 1.1% for the same period in 2009. Although we earned lower rates on our invested cash balances, our average cash balance increased to $82.7 million for 2010 compared to $36.2 million for 2009.

Income Tax Expense. Our effective tax rate was 37.1% and 37.4% for the year ended December 31, 2010 and 2009, respectively. Our income tax expense primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. We expect our annual effective tax rate to be in the range of 35.0% to 37.0% in 2011.

Net Income. Net income decreased by $14.0 million, or 27.7%, to $36.4 million for the year ended December 31, 2010 compared to the same period in 2009 primarily due to a $34.1 million pre-tax increase in net interest expense.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Summarized financial information concerning our reportable segments for the years ended December 31, 2009 and 2008, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2009	2008	$ Change	% Change
Revenues by segment:
Upstream
Domestic	$274,782	$262,199	$12,583	4.8%
Foreign	51,875	72,161	(20,286)	(28.1)

	326,657	334,360	(7,703)	(2.3)

Downstream
Domestic	58,050	88,235	(30,185)	(34.2)
Foreign(1)	1,241	9,489	(8,248)	(86.9)

	59,291	97,724	(38,433)	(39.3)

	$385,948	$432,084	$(46,136)	(10.7)%

Operating expenses by segment:
Upstream	$121,488	$111,256	$10,232	9.2%
Downstream	39,700	53,276	(13,576)	(25.5)

	$161,188	$164,532	$(3,344)	(2.0)%

Depreciation and amortization by segment:
Upstream	$50,740	$32,958	$17,782	54.0%
Downstream(2)	42,629	19,044	23,585	123.8

	$93,369	$52,002	$41,367	79.5%

General and administrative expenses:
Upstream	$25,641	$26,255	$(614)	(2.3)%
Downstream	5,203	10,900	(5,697)	(52.3)

	$30,844	$37,155	$(6,311)	(17.0)%

Gain on sale of assets:
Upstream	$111	$8,402	$(8,291)	(98.7)%
Downstream	1,036	—	—	>100.0

	$1,147	$8,402	$(7,255)	(86.3)%

Operating income:
Upstream	$128,899	$172,293	$(43,394)	(25.2)%
Downstream	(27,205)	14,504	(41,709)	>(100.0)

	$101,694	$186,797	$(85,103)	(45.6)%

Interest expense	$21,024	$8,331	$12,693	>100.0%

Interest income	$482	$1,525	$(1,043)	(68.4)%

Income tax expense	$30,155	$64,379	$(34,224)	(53.2)%

Net income	$50,400	$115,802	$(65,402)	(56.5)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.
(2)	Included in depreciation and amortization is a pre-tax non-cash asset impairment charge of $25.8 million related to ten single-hulled tank barges and six ocean-going tugs as well as a $0.9 million pre-tax non-cash charge for the write-off of remaining goodwill associated with this segment.

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

Revenues from our Upstream segment decreased $7.7 million, or 2.3%, to $326.7 million for 2009 compared to $334.4 million for 2008. The vessels placed in service under our newbuild and conversion programs accounted for a $46.1 million increase in Upstream revenues. This increase was more than offset by a $34.0 million decrease in revenue from lower effective dayrates for our new generation OSVs that were in service during each of the years ended December 31, 2009 and 2008 and a $19.8 million decrease in revenue from our conventional OSVs that were in service during 2008, but have either been stacked or sold on various dates since then. Our new generation OSV average dayrate was $21,348 in 2009 compared to $22,939 in 2008, a decrease of $1,591 or 6.9%. Our new generation OSV utilization was 79.9% compared to 95.4% in 2008. Our new generation OSV dayrates were driven lower by slack demand for our services resulting from decreased drilling and production activity in the markets in which we operate. Domestic revenues for our Upstream segment increased $12.6 million during 2009 on the basis of our fleet growth, offset by decreased dayrates and utilization. Foreign revenues for our Upstream segment decreased by $20.3 million primarily due to the mobilization of three new generation OSVs from Latin America to the GoM during 2009. However, we mobilized four new generation OSVs back to Latin America from the GoM in December 2009.

Revenues from our Downstream segment decreased $38.4 million, or 39.3%, to $59.3 million for 2009 compared to 2008. The decrease in revenues was driven by soft market conditions that led to our decision to stack all of our single-hulled tank barges and six lower horsepower tugs on various dates since April 30, 2008. The decrease in revenues was partially offset by incremental revenues generated by well-test contract cancellation fees recognized during 2009 and the full-period contribution from one newbuild double-hulled tank barge, the Energy 6508, which was placed in service in March 2008. Well-test contract cancellation fees typically represent customer revenue that we would have otherwise earned over a contract term for specialty services contracts. Such fees are not uncommon for these types of high profile specialty service projects and will likely occur again in the future. Our double-hulled tank barge average dayrate was $21,138 in 2009, a decrease of $668, or 3.1%, from $21,806 in 2008. Our double-hulled tank barge utilization was 71.5% for 2009 compared to 85.0% for 2008. The decrease in double-hulled tank barge utilization was driven by reduced demand for petroleum products in the U.S., which we attributed to the depressed state of the economy in 2009. During the fourth quarter of 2009, six of these stacked vessels were sold. Foreign revenues for our Downstream segment decreased $8.2 million primarily due to fewer vessels operating in Puerto Rico during 2009 compared to the same period in 2008.

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

Gain on Sale of Assets. During 2009, we sold an older, lower-horsepower tug, six single-hulled tank barges and three conventional OSVs for net cash proceeds of $10.6 million. We recorded aggregate gains of approximately $1.1 million ($0.7 million after-tax or $0.03 per diluted share) on the sales of these vessels. In 2008, we sold four conventional OSVs for net cash proceeds of $17.8 million for an aggregate gain of $8.4 million ($5.3 million after-tax or $0.20 per diluted share).

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

Interest Income. Interest income decreased by $1.0 million to $0.5 million during 2009 largely due to lower invested cash balances. The decrease in invested cash balances was driven by cash paid for newbuild and conversion programs. Our weighted-average cash balance for 2009 was $36.2 million compared to $43.0 million for 2008. The average interest rate earned on our invested cash balances during the year ended December 31, 2009 was 1.1% compared to 3.2% for 2008.

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

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel construction, retrofit or conversion projects, acquisitions, vessel recertifications, discretionary capital expenditures and debt service. The nature of our capital requirements and the types of our financing sources are not expected to change significantly throughout 2011. While we have postponed required drydockings for some of our stacked vessels, we will be required to conduct any deferred drydockings prior to such vessels returning to service. The drydocking funds required to recertify currently stacked vessels will be dependent upon vessel class, certification requirements and the timing and sustainability of any market recovery.

We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our recently amended revolving credit facility will be more than sufficient to operate the Company, while we reposition vessels to alternative markets and/or await the resumption of drilling activities in the GoM.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as an extended delay in returning to normal operating conditions following the de facto regulatory moratorium in the GoM, declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under “Forward Looking Statements” on page 1 and the Risk Factors stated in Item 1A of this Annual Report on Form 10-K, may affect our financial condition or results of operations. None of our debt instruments mature any sooner than March 2013. Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. We currently expect to generate sufficient cash to re-pay our long-term debt upon maturity. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of December 31, 2010, we had total cash and cash equivalents of $127.0 million. During 2009, we used the majority of the net proceeds from a private placement of 8.000% senior notes to pay the then-outstanding $200.0 million balance drawn under our revolving credit facility. In addition, in late 2009 we subsequently amended and extended our revolving credit facility to include an accordion feature that allows for the expansion of the facility up to an aggregate of $350.0 million as discussed in Note 6 to our consolidated financial statements. On March 14, 2011, we amended the credit agreement governing our revolving credit facility to adjust certain financial ratios and maintenance covenants to provide greater financial flexibility in light of the current market uncertainty in the GoM. The revolving credit facility as of March 15, 2011 remains undrawn. Excluding any potential cash requirements for growth opportunities that may arise, our cash on-hand of $127.0 million as of December 31, 2010 and our internal cash projections indicate that our revolving credit facility will remain undrawn for the foreseeable future beyond 2011. As of December 31, 2010, we had a posted letter of credit for $0.9 million and, subsequent to the March 2011 amendment, we have $249.1 million of credit available under our revolving credit facility, for all uses of proceeds, including working capital, if necessary. Prior to the March 2011 amendment, the available borrowing capacity under our revolving credit facility was largely dependent on the use of the proceeds to be drawn on such facility. See the Debt section of Commitments and Contractual Obligations on page 55 for further discussion of our recently amended revolving credit facility.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $131.0 million in 2010, $183.2 million in 2009, and $206.8 million in 2008. Operating cash flows decreased from 2009 mainly due to a decline in effective dayrates and utilization for our Upstream and Downstream segments, which was partially offset by the growth of our Upstream fleet. Cash flows from operations for 2010 reflect full and partial-period contributions from eleven additional new generation OSVs and three MPSVs that were placed in service since January 1, 2009. Cash flows from operations for 2009 reflect full- and partial-period contributions from eight additional new generation OSVs and two MPSVs that were placed in service since January 1, 2008. Our cash flows from operations for 2008 reflect a full-period contribution from the OSVs that were acquired in August 2007, three additional double-hulled newbuild tank barges that were placed in service during the second half of 2007 and early 2008 and four newbuild OSVs that were placed in service in 2008.

Investing Activities. Net cash used in investing activities was $57.0 million in 2010, $263.1 million in 2009, and $487.3 million in 2008. Cash utilized during 2010 primarily consisted of construction costs incurred for our newbuild and conversion programs, which were partially offset by approximately $4.7 million in aggregate net cash proceeds from the sale of two conventional OSVs, one older, lower-horsepower tug, two single-hulled barges, and other non-revenue generating equipment. Cash utilized during 2009 primarily consisted of construction costs incurred for our newbuild and conversion programs, which were partially offset by approximately $10.6 million in net cash proceeds from the sale of three conventional OSVs, six single-hulled barges and one older, lower-horsepower tug. Cash utilized in 2008 primarily consisted of construction costs incurred for our newbuild and conversion programs, as well as acquisition costs for the HOS Achiever and the lease rights for an additional shore-base facility adjacent to HOS Port. These investing activities were partially offset by approximately $17.8 million in net cash proceeds from the sale of four conventional OSVs. With the last remaining newbuild and converted vessels placed in service in 2010, our fourth OSV newbuild program and MPSV program have been completed.

Financing Activities. Net cash provided by financing activities was $1.9 million in 2010, $110.6 million in 2009, and $127.1 million in 2008. Net cash provided by financing activities for 2010 primarily resulted from proceeds from common shares issued pursuant to our employee stock-based compensation plans. Net cash provided by financing activities for 2009 is primarily the result of approximately $237.3 million in net proceeds in connection with a private placement of $250.0 million in 8.000% senior notes offset by net payments on our revolving credit facility. Net cash provided by financing activities for 2008 primarily resulted from the $125.0 million in borrowings under our revolving credit facility and, to a lesser extent, the net proceeds related to common stock issued under employee benefit programs.

Commitments and Contractual Obligations

The following table sets forth our aggregate contractual obligations as of December 31, 2010 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
6.125% senior notes(1)	$300,000	$—	$—	$300,000	$—
8.000% senior notes(2)	250,000	—	—	—	250,000
1.625% convertible senior notes(3)	250,000	—	—	—	250,000
Interest payments(4)	241,768	42,438	84,791	63,790	50,749
Operating leases(5)	33,049	2,394	4,051	1,671	24,933

Total	$1,074,817	$44,832	$88,842	$365,461	$575,682

(1)	Our 6.125% senior notes mature on December 1, 2014 and include $279 of original issue discount.
(2)	Our 8.000% senior notes mature on September 1, 2017 and include $6,305 of original issue discount.
(3)	Our 1.625% convertible senior notes, with an initial interest rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, mature on November 15, 2026 and currently include $35,183 of non-cash original issue discount. Holders of the convertible senior notes may require that such notes be repurchased at their option on November 15, 2013, 2015 and 2021, pursuant to certain conditions described in Note 6 of our consolidated financial statements included herein. The debt maturities reflected in the table above assume that the holders of our convertible senior notes do not require that such notes be repurchased prior to their maturity in November 2026.

(4)	Interest payments relate to our 6.125% senior notes due December 1, 2014, our 8.000% senior notes due September 1, 2017 and our 1.625% convertible senior notes due November 15, 2026 with semi-annual interest payments of $9.2 million payable June 1 and December 1, $10.0 million payable March 1 and September 1, and $2.0 million payable May 15 and November 15, respectively. The semi-annual interest payments for our convertible senior notes will decline to $1.7 million for interest payments made after November 15, 2013. Effective January 1, 2009, we adopted new accounting standards which require us to record additional non-cash interest expense. Non-cash interest expense has been excluded from the table above.
(5)	Included in operating leases are commitments for vessel rentals, a shore-base port facility, office space, office equipment and vehicles. See “—Properties” for additional information regarding our leased office space and other facilities.

Debt

As of December 31, 2010, we had total debt of $758.2 million, net of original issue discount of $41.8 million. Our debt is comprised of $299.7 million of our 6.125% senior notes due 2014, or 2014 senior notes, $243.7 million of our 8.000% senior notes due 2017, or 2017 senior notes, and $214.8 million of our 1.625% convertible senior notes due 2026, or convertible senior notes. The effective interest rate on the 2014 senior notes is 6.39% with semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The effective interest rate on the 2017 senior notes is 8.63% with semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1, commencing March 1, 2010. The $250.0 million, in face amount, of convertible senior notes bear interest at an annual coupon of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. The effective interest rate on such notes is 6.36%. The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the each indenture under which the 2014 senior notes and 2017 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control. As of December 31, 2010, we had a posted letter of credit for $0.9 million and had zero drawn on our revolving credit facility. The revolving credit facility remains undrawn as of March 15, 2011. Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the London Interbank Offered Rate, or LIBOR; plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% and the one-month LIBOR plus 1% plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing our revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the $250.0 million borrowing base of the amended facility. For additional information with respect to our revolving credit facility, our 2014 senior notes, our 2017 senior notes and our convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.

On March 14, 2011, we amended the credit agreement governing our revolving credit facility to favorably adjust certain financial ratios and provide for additional new maintenance covenants. The key changes to our revolving credit facility, effective commencing with the fiscal quarter ended December 31, 2010, were as follows:

•	The maximum leverage ratio, as defined in the previous credit agreement, was eliminated as a maintenance covenant and is now only used to determine the pricing grid.

•	A maximum secured debt leverage ratio of 2.00 to 1.00, as defined in the March 2011 amendment, was added as a new maintenance covenant.

•	The minimum interest coverage ratio was reduced from 3.00 to 1.00 to 2.00 to 1.00.

•	A maximum total debt to capitalization ratio of 55.0%, as defined in the March 2011 amendment, was added as a new maintenance covenant.

Other than these key changes, all other definitions and substantive terms in our credit agreement governing our revolving credit facility were unchanged with the March 2011 amendment and remain in effect through the remaining life of the facility, which expires on March 31, 2013.

The credit agreement governing the revolving credit facility and the indentures governing our 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. As of December 31, 2010, we were in compliance with all of our debt covenants. As of March 14, 2011, based on our financial ratios for the quarterly compliance reporting period ended December 31, 2010, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. We continuously review our debt covenants and report our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the year ended December 31, 2010 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	For the Year Ended December 31, 2010	Final Program Totals
Growth Capital Expenditures:
MPSV program(1)	$6.5	$491.1
OSV newbuild program #4(2)	25.7	431.6

Total:	$32.2	$922.7

(1)	Our MPSV program included the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two 430 class DP-3 new generation MPSVs at foreign shipyards. The first converted 370 class MPSV, the HOS Centerline, was placed in service on March 27, 2009. The first newbuild 430 class MPSV, the HOS Achiever was placed in service on October 1, 2008. The second newbuild 430 class MPSV, the HOS Iron Horse, was placed in service on November 27, 2009. With the second converted 370 class MPSV, the HOS Strongline, being placed in service on March 25, 2010, the MPSV program was completed. These actual delivery dates result in an average MPSV fleet complement of 3.8 vessels for fiscal year 2010. The aggregate cost of the MPSV program, prior to the allocation of construction period interest, was approximately $491.1 million.
(2)	Our fourth OSV newbuild program consisted of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. Of the 16 new generation DP-2 OSVs included in this program, we have placed in service four vessels in 2008, eight vessels in 2009, and four vessels in 2010. The last four remaining vessels the HOS Arrowhead, the HOS Pinnacle, the HOS Windancer, and the HOS Wildwing were placed in service in January 2010, February 2010, May 2010, and September 2010, respectively. These actual delivery dates result in an average new generation OSV fleet complement of 49.9 vessels for fiscal year 2010. Inclusive of the prior vessel deliveries discussed above, the aggregate cost of our fourth OSV newbuild program was approximately $431.6 million. Our fourth OSV newbuild program has been completed.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth for the years ended December 31, 2010, 2009, and 2008 and a forecast for 2011 (in millions):

	Year Ended December 31,
	2011	2010	2009	2008
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$22.7	$22.5	$19.2	$19.8
Other vessel capital improvements(2)	13.1	7.0	5.5	4.7

	35.8	29.5	24.7	24.5

Other Capital Expenditures
Commercial-related vessel improvements(3)	4.5	17.2	7.3	17.5
Non-vessel capital expenditures(4)	3.4	1.6	3.5	12.2
Acquisition of shore-base port facility	—	—	—	11.5

	7.9	18.8	10.8	41.2

Total:	$43.7	$48.3	$35.5	$65.7

(1)	Deferred drydocking charges for 2011 include the projected recertification costs for 16 OSVs, one MPSV, two tank barges and two tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Commercial-related vessel improvements includes items, such as cranes, ROVs and other specialized vessel equipment, which costs are typically included in and offset by higher dayrates charged to customers.
(4)	Non-vessel capital expenditures are primarily related to information technology initiatives.

Inflation

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in November 2006. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 25% change from our closing share price of $20.88 as of December 31, 2010 would not have an impact on such transactions.

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2010 would have no material impact on such investments or interest expense.

Changes in interest rates would not impact our interest expense for our long-term fixed interest rate 6.125% senior notes, 8.000% senior notes and 1.625% convertible senior notes. However, changes in interest rates would impact the fair market value of such notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding 6.125% senior notes accrue interest at the rate of 6.125% per annum and mature on December 1, 2014 and the effective interest rate on such notes is 6.39%. The currently outstanding 8.000% senior notes accrue interest at a rate of 8.000% per annum and mature on September 1, 2017 and the effective interest rate on such notes is 8.63%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026. The effective interest rate on such notes is 6.36%. In connection with our convertible notes, we are a party to convertible note hedge transactions with respect to our common stock with Jefferies & Company, Inc., Bear Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. As a result of the financial markets crisis during the third quarter of 2008, the Bear Stearns International Limited position has been assumed by JPMorgan Chase in its acquisition of Bear Stearns and AIG-FP Structured Finance (Cayman) Limited’s parent company, or AIG, was re-capitalized by the U.S. Government. We are not currently aware of any collection issues with regard to any of these counter-parties.

We estimate the fair value of our 6.125% senior notes due 2014, our 8.000% senior notes due 2017 and our 1.625% convertible senior notes due 2026, all of which are publicly traded, by using quoted market prices. The fair value of our revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of our total debt was $800.0 million, $758.2 million and $783.9 million, respectively, as of December 31, 2010.

As of December 31, 2010, we had no amounts outstanding under our revolving credit facility. Therefore it is not subject to interest rate risk.

Our operations are primarily conducted between U.S. ports, including along the coast of Puerto Rico, and historically we have not been exposed to significant foreign currency fluctuation. However, as we expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation. We currently have time charters for 13 of our OSVs for service offshore Latin America. Although such contracts are denominated and will be paid in U.S. Dollars, value added tax, or VAT, payments are paid in local currencies which creates an exchange risk related to currency fluctuations. There is an exchange risk to foreign currency fluctuations related to the payment terms of such time charters. We also frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material.

Item 8—Financial Statements and Supplementary Data

The financial statements and information required by this Item appear on pages F-1 through F-27 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hornbeck Offshore Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck

Offshore Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Hornbeck Offshore Services, Inc. and subsidiaries and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New Orleans, Louisiana

March 16, 2011

Item 9B—Other Information

On March 14, 2011, two of our subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, as borrowers, and we, as guarantor, amended the agreement governing our existing senior secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto to adjust certain financial ratios and maintenance covenants. Neither we nor any of our affiliates has any material relationship with any of the parties to the Amended Credit Facility apart from our ownership of our subsidiaries and ordinary banking relationships. See the Debt section of Commitments and Contractual Obligations on page 55 for further discussion of our revolving credit facility as modified by the recent amendment. However, such summary of the Second Amendment to Senior Secured Revolving Credit Facility and the original Senior Secured Revolving Credit Agreement is not a complete description of those agreements and is qualified by the full text of such agreements, copies of which are filed herewith as Exhibits 10.24 and 10.22, respectively, and incorporated herein by reference.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 11—Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 14—Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) The following items are filed as part of this report:

1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-27 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits. The Exhibit Index is shown on page E-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

March 16, 2011

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$126,966	$51,019
Accounts receivable, net of allowance for doubtful accounts of $734 and $860, respectively	71,777	61,724
Other current assets	17,598	13,999

Total current assets	216,341	126,742

Property, plant and equipment, net	1,606,121	1,602,663
Deferred charges, net	41,058	41,195
Other assets	14,905	15,748

Total assets	$1,878,425	$1,786,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,100	$16,279
Accrued interest	9,024	9,787
Accrued payroll and benefits	13,413	6,878
Deferred revenue	2,197	1,876
Current taxes payable	—	1,615
Other accrued liabilities	4,451	4,571

Total current liabilities	54,185	41,006
Long-term debt, net of original issue discount of $41,767 and $53,326, respectively	758,233	746,674
Deferred tax liabilities, net	222,413	198,934
Other liabilities	1,717	2,671

Total liabilities	1,036,548	989,285

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,584 and 26,160 shares issued and outstanding, respectively	266	262
Additional paid-in capital	415,673	407,334
Retained earnings	425,634	389,218
Accumulated other comprehensive income	304	249

Total stockholders’ equity	841,877	797,063

Total liabilities and stockholders’ equity	$1,878,425	$1,786,348

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$420,804	$385,948	$432,084
Costs and expenses:
Operating expenses	196,771	161,188	164,532
Depreciation	58,509	69,461	33,498
Amortization	18,546	23,908	18,504
General and administrative expenses	36,774	30,844	37,155

	310,600	285,401	253,689

Gain on sale of assets	2,025	1,147	8,402

Operating income	112,229	101,694	186,797
Other income (expense):
Interest income	528	482	1,525
Interest expense	(55,183)	(21,024)	(8,331)
Other income (expense), net	344	(597)	190

	(54,311)	(21,139)	(6,616)

Income before income taxes	57,918	80,555	180,181
Income tax expense	21,502	30,155	64,379

Net income	$36,416	$50,400	$115,802

Basic earnings per common share	$1.38	$1.94	$4.48

Diluted earnings per common share	$1.34	$1.87	$4.29

Weighted average basic shares outstanding	26,396	26,040	25,840

Weighted average diluted shares outstanding	27,176	26,975	27,020

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2008	25,760	$257	$382,660	$223,016	$214	$606,147
Shares issued under employee benefit programs	160	2	2,140	—	—	2,142
Stock-based compensation expense	—	—	12,183	—	—	12,183
Tax benefits from equity awards	—	—	610	—	—	610
Comprehensive income:
Net income	—	—	—	115,802	—	115,802
Foreign currency translation	—	—	—	—	16	16

Total comprehensive income						115,818

Balance at December 31, 2008	25,920	$259	$397,593	$338,818	$230	$736,900

Shares issued under employee benefit programs	240	3	1,508	—	—	1,511
Stock-based compensation expense	—	—	9,788	—	—	9,788
Tax expense from equity awards	—	—	(1,555)	—	—	(1,555)
Comprehensive income:
Net income	—	—	—	50,400	—	50,400
Foreign currency translation	—	—	—	—	19	19

Total comprehensive income						50,419

Balance at December 31, 2009	26,160	$262	$407,334	$389,218	$249	$797,063

Shares issued under employee benefit programs	424	4	(6)	—	—	(2)
Stock-based compensation expense	—	—	9,064	—	—	9,064
Tax expense from equity awards	—	—	(719)	—	—	(719)
Comprehensive income:
Net income	—	—	—	36,416	—	36,416
Foreign currency translation	—	—	—	—	55	55

Total comprehensive income						36,471

Balance at December 31, 2010	26,584	$266	$415,673	$425,634	$304	$841,877

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,416	$50,400	$115,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,509	69,461	33,498
Amortization	18,546	23,908	18,504
Stock-based compensation expense	8,710	8,704	10,815
Provision for bad debts	(126)	(1,275)	1,087
Deferred tax expense	20,559	27,507	44,517
Amortization of deferred financing costs	15,199	12,869	11,573
Gain on sale of assets	(2,025)	(1,147)	(8,402)
Equity in (income) loss from investment	6	555	(188)
Changes in operating assets and liabilities:
Accounts receivable	(9,930)	26,500	(11,517)
Other receivables and current assets	6,737	12,141	(12,593)
Deferred drydocking charges	(22,510)	(19,234)	(19,773)
Accounts payable	7,124	(4,869)	(12)
Accrued liabilities and other liabilities	(5,440)	(29,953)	23,499
Accrued interest	(763)	7,677	22

Net cash provided by operating activities	131,012	183,244	206,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	(8,533)	(114,507)	(257,802)
Costs incurred for OSV newbuild program #4	(27,377)	(142,842)	(191,965)
Costs incurred for TTB newbuild program #2	—	—	(9,261)
Acquisition of shore-base port facility	—	—	(11,541)
Net proceeds from sale of assets	4,656	10,596	17,812
Vessel capital expenditures	(24,169)	(12,774)	(22,386)
Non-vessel capital expenditures	(1,564)	(3,523)	(12,150)

Net cash used in investing activities	(56,987)	(263,050)	(487,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	—	75,000	125,000
Repayment of borrowings under revolving credit facility	—	(200,000)	—
Net proceeds from issuance of senior notes	—	242,808	—
Deferred financing costs	(89)	(9,514)	(32)
Net cash proceeds from other shares issued	1,955	2,296	2,141

Net cash provided by financing activities	1,866	110,590	127,109

Effects of exchange rate changes on cash	56	19	16

Net increase (decrease) in cash and cash equivalents	75,947	30,803	(153,336)
Cash and cash equivalents at beginning of period	51,019	20,216	173,552

Cash and cash equivalents at end of period	$126,966	$51,019	$20,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$44,178	$24,201	$24,981

Cash paid for income taxes	$2,809	$15,520	$6,119

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

All of the Company’s single-hulled tank barges have estimated useful lives based on their classification under the Oil Pollution Act of 1990. The Company’s double-hulled tank barges have an estimated useful life of 25 years. Assets having shorter useful lives primarily relate to acquired vessels. See “Impairment of Long-Lived Assets” below for more information.

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

Mobilization Costs

The Company incurs mobilization costs to transit its vessels to and from certain regions and/or for long-term contracts. These costs, which are typically expensed as incurred, include, but are not limited to, fuel, crew wages, vessel modification and pre-positioning expenses, materials and supplies and importation taxes. The Company incurred mobilization costs of $9.7 million during 2010 associated with placing eight vessels on multi-year charters in Brazil

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes. Interest and penalties relating to uncertain tax positions are recorded as general and administrative expenses.

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

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2010	2009	2008
Balance, beginning of year	$860	$2,135	$1,048
Changes to provision	(126)	(1,275)	1,087

Balance, end of year	$734	$860	$2,135

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the company’s earnings per share (in thousands, except for per share data):

	Year Ended December 31,
	2010	2009	2008
Net income	$36,416	$50,400	$115,802

Weighted average number of shares of common stock outstanding	26,396	26,040	25,840
Add: Net effect of dilutive stock options(1)(2)	780	935	1,180

Adjusted weighted average number of shares of common stock outstanding(3)	27,176	26,975	27,020

Earnings per common share:
Basic	$1.38	$1.94	$4.48

Diluted	$1.34	$1.87	$4.29

(1)	As of December 31, 2010, 2009, and 2008, stock options representing rights to acquire 400, 414, and 3, shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
(2)	For the year ended December 31, 2010, 2009, and 2008, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of the Notes. See Note 6 for further information.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock awards.

4. Defined Contribution Plan

The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. During the years ended December 31, 2010, 2009 and 2008, the Company made contributions to the 401(k) plan of approximately $2.9 million, $2.9 million, and $2.3 million, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Tugs	$75,602	$76,913
Tank barges	162,077	163,664
Offshore supply vessels and multi-purpose support vessels	1,501,573	1,222,381
Non-vessel related property, plant and equipment	89,026	73,069
Less: Accumulated depreciation	(229,642)	(183,022)

	1,598,636	1,353,005

Construction in progress	7,485	249,658

	$1,606,121	$1,602,663

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2010, the Company completed its fourth OSV newbuild program and its MPSV program. The Company’s fourth OSV newbuild program consisted of vessel construction contracts with three domestic shipyards to build six 240 ED class OSVs, nine 250 EDF class OSVs and one 290 class OSV. These vessels were delivered on various dates since 2008. The aggregate cost, prior to the allocation of construction period interest, of the fourth OSV newbuild program was approximately $431.6 million. The Company’s MPSV program consisted of the conversion of two coastwise sulfur tankers into U.S.-flagged, proprietary 370 class DP-2 new generation MPSVs at domestic shipyards, and the newbuild construction of two 430 class DP-3 new generation MPSVs at foreign shipyards. These vessels were delivered on various dates since 2008. The aggregate cost of the MPSV program, prior to the allocation of construction period interest, was approximately $491.1 million.

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

On August 17, 2009, the Company issued in a private placement $250.0 million of 8.000% senior notes, or 2017 senior notes. The net proceeds to the Company from the offering were approximately $237.3 million, net of original issue discount and estimated transaction costs. The Company used $200.0 million of proceeds to repay debt under its revolving credit facility, which may be reborrowed. The remaining proceeds were available for general corporate purposes, which include partial funding of the construction of OSVs and MPSVs under existing newbuild programs. The 2017 senior notes mature on September 1, 2017 and require semi-annual interest payments at an annual rate of 8.000%, or $10.0 million semi-annually, on March 1 and September 1 of each year until maturity, which began on March 1, 2010. The effective interest rate on the 2017 senior notes is 8.63% and no principal payments are due until maturity. Pursuant to a registered exchange offer, the senior notes issued in August 2009 that were initially sold pursuant to private placements were exchanged by the holders for 8.000% senior notes with substantially the same terms, except that the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance of the senior notes issued in the exchange offer was registered under the Securities Act of 1933, as amended, or the Securities Act. The original 8.000% senior notes and the similar notes exchanged therefor were issued under and are entitled to the benefits of the same 2009 indenture.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	if the convertible notes have been called for redemption, or

•	upon the occurrence of specified corporate transactions, as defined by the convertible note agreement.

The initial conversion rate of 20.6260 shares per $1,000 principal amount of notes, which corresponds to a conversion price of approximately $48.48 per share, is based on the last reported sale price of the Company’s common shares on The New York Stock Exchange of $35.26 on November 7, 2006. As of December 31, 2010, the Company’s closing share price was $20.88.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revolving Credit Facility

On September 27, 2006, the Company closed on a five-year senior secured $100.0 million revolving credit facility with an accordion feature that allowed for the expansion of the facility up to an aggregate of $250.0 million. On February 20, 2008, the Company exercised its accordion feature in full and increased the then-undrawn borrowing base of its revolving credit facility from $100.0 million to $250.0 million. In accordance with the terms of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the expanded facility, the Company pledged an additional 16 new generation OSVs as collateral commensurate with the higher borrowing base. On November 4, 2009, the Company amended and extended its revolving credit facility, which maintains its $250.0 million borrowing base but now includes an accordion feature that allows for the expansion of the facility up to an aggregate of $350.0 million. The amended facility, among other changes, also extended the maturity from September 2011 to March 2013. With the amended facility, the Company has the option of borrowing at a variable rate of interest equal to either (i) LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the amended facility. The Company also exchanged certain vessels pledged as collateral under the amended revolving credit facility such that the total number of vessels pledged as collateral is 19 new generation OSVs. None of the Company’s Downstream vessels are pledged under the amended and extended facility. As of December 31, 2010, there were no amounts drawn under the Company’s $250 million revolving credit facility and $0.9 million posted in letters of credit. As of December 31, 2010, the Company was in compliance with all financial covenants contained in its amended revolving credit facility.

On March 14, 2011, the Company further amended the credit agreement governing its revolving credit facility to favorably adjust certain financial ratios and provide for additional new maintenance covenants. The key changes to the Company’s revolving credit facility, effective commencing with the fiscal quarter ended December 31, 2010, were as follows:

•	The maximum leverage ratio, as defined in the previous credit agreement, was eliminated as a maintenance covenant and is now only used to determine the pricing grid.

•	A maximum secured debt leverage ratio of 2.00 to 1.00, as defined in the March 2011 amendment, was added as a new maintenance covenant.

•	The minimum interest coverage ratio was reduced from 3.00 to 1.00 to 2.00 to 1.00.

•	A maximum total debt to capitalization ratio of 55.0%, as defined in the March 2011 amendment, was added as a new maintenance covenant.

Other than these key changes, all other definitions and substantive terms in the Company’s credit agreement governing its revolving credit facility were unchanged with the March 2011 amendment and remain in effect through the remaining life of the facility, which expires on March 31, 2013.

The credit agreement governing the amended revolving credit facility and the indentures governing the Company’s 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the fair value of its 6.125% senior notes due 2014, its 8.000% senior notes due 2017 and its 1.625% convertible senior notes due 2026 by using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $800.0 million, $758.2 million and $783.9 million, respectively, as of December 31, 2010.

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $3.7 million, $23.8 million, and $28.3 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2010	2009
6.125% senior notes due 2014, net of original issue discount of $279 and $341	$299,721	$299,659
8.000% senior notes due 2017, net of original issue discount of $6,305 and $6,980	243,695	243,020
1.625% convertible senior notes due 2026, net of original issue discount of $35,183 and $46,005(1)	214,817	203,995
Revolving credit facility	—	—

	758,233	746,674
Less current maturities	—	—

	$758,233	$746,674

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2011	$—
2012	—
2013	—
2014	299,721
2015	—
Thereafter	458,512

$758,233

7. Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorizes 5.0 million shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company‘s stockholders.

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

The table below reflects selected financial captions and the related impact stock-based compensation expense charges have on the Company’s operating results (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Income before taxes	$8,710	$8,704	$10,815

Net income	$5,479	$5,449	$6,954

Earnings per common share:
Basic	$0.21	$0.21	$0.27

Diluted	$0.20	$0.20	$0.26

For the years ended December 31, 2010, 2009, and 2008, approximately $0.4 million, $1.1 million, and $1.4 million of stock-based compensation expense, respectively, was capitalized as part of the Company’s newbuild construction programs and general corporate projects. The accounting rule also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded financing cash flows for such excess tax

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductions of approximately $0.4 million, $0.2 million, and $0.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. Net cash proceeds from the exercise of stock options were $0.6 million, $1.0 million, and $1.2 million for the years ended December 31, 2010, 2009, and 2008, respectively, and the income tax benefit from such exercises was $2.7 million, $1.3 million, and $1.0 million for the respective periods. As of December 31, 2010, the Company has approximately 1.0 million shares available for future grants of stock options, restricted stock, stock appreciation rights or other awards to employees and directors under the incentive compensation plan.

Stock Options

The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant. All options granted during the year ended December 31, 2006 expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a one to four-year period. No stock options were granted during the years ended December 31, 2010 and 2009.

The following table represents the Company’s stock option activity for the year ended December 31, 2010 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	866	$18.41	4.1	$6,035
Exercised	(97)	6.62	n/a	1,410
Forfeited	(4)	27.00	n/a	n/a

Options outstanding at December 31, 2010	765	$19.85	3.5	$3,502

Exercisable options outstanding at December 31, 2010	765	$19.85	3.5	$3,502

The Company did not record any stock-based compensation expense during the year ended December 31, 2010, and as of December 31, 2010, had no unamortized stock-based compensation expense associated with stock options. In addition, no stock options vested during the year ended December 31, 2010.

Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either performance-based or time-based vesting provisions. The Company has issued two types of performance-based restricted stock unit awards whose vesting is determined by achieving either external or internal performance criteria. For the first type of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance-based restricted stock unit award, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the restricted stock unit agreements governing such awards. Performance has historically been measured by a number of factors, including the change in the Company’s stock price measured against the peer group during the measurement period, generally three years, return on invested capital, return on equity, OSV operating profit margin and growth in earnings (net income) before interest, income taxes, depreciation and amortization or EBITDA. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. This type of performance-based restricted stock unit was granted in 2008. The second type of performance-based restricted stock unit award, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number of performance goals attained by the Company. Compensation expense related to restricted stock unit awards is recognized over the period the restrictions lapse, from one to three years. The fair value of the Company’s performance-based restricted stock unit awards, which is determined using a Monte Carlo simulation, is applied to the base shares and is amortized over the vesting period based on either their relative performance compared to peers or internal performance goals attained. The compensation expense related to time-based restricted stock unit awards, which is amortized over a one-to-four year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2010, the Company had unamortized stock-based compensation expense of $7.8 million, which will be recognized over the next 1.8 years. In addition, the Company has recorded approximately $8.7 million of compensation expense during the year ended December 31, 2010 associated with restricted stock unit awards.

The following table summarizes the restricted stock awards activity during the year ended December 31, 2010 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Restricted stock awards:
Restricted stock awards as of January 1, 2010	1,057	$31.66
Granted during the period	418	20.19
Cancellations during the period(2)	(120)	21.40
Vested	(334)	26.82

Outstanding, as of December 31, 2010	1,021	$26.86

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares and is determined using a Monte Carlo simulation for performance-based shares, of which the fair value is applied to both the base and bonus share awards.
(2)	Includes the full amount of both base and bonus share awards cancelled during the period, which represents up to 200% of the aggregate total of the base share awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2010, there were approximately 425,884 shares available for future issuance to employees under the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2010 and 2009:

	2010	2009
Dividend yield	0%	0%
Expected volatility	51.3%	73.2%
Risk-free interest rate	0.2%	0.3%
Expected term (months)	6.0	6.0
Weighted-average grant-date fair value per share	$5.66	$7.03

9. Income Taxes

The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	December 31,
	2010	2009	2008
Deferred tax liabilities:
Fixed assets	$343,023	$249,698	$190,983
Deferred charges and other liabilities	11,982	12,313	8,623

Total deferred tax liabilities	355,005	262,011	199,606
Deferred tax assets:
Net operating loss carryforwards	(98,914)	(29,603)	(134)
Allowance for doubtful accounts	(266)	(311)	(777)
Stock-based compensation expense	(5,766)	(6,554)	(6,994)
Alternative minimum tax credit carryforward	(20,863)	(20,863)	(21,183)
Foreign tax credit carryforward	(4,558)	(3,462)	—
Other	(4,440)	(2,284)	(665)

Total deferred tax assets	(134,807)	(63,077)	(29,753)
Valuation allowance	—	—	134

Total deferred tax liabilities, net	$220,198	$198,934	$169,987

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2010	2009	2008
Current deferred tax assets, net	$2,215	$—	$—
Long-term deferred tax liabilities, net	222,413	198,934	169,987

Total deferred tax liabilities, net	$220,198	$198,934	$169,987

The components of the income tax expense follow (in thousands):

	December 31,
	2010	2009	2008
Current tax expense (benefit):
U.S.	$—	$(448)	$15,446
Foreign	943	3,096	4,416

Total current tax expense	943	2,648	19,862
Deferred tax expense:
U.S.	20,559	27,507	44,517

Total tax expense	$21,502	$30,155	$64,379

Income before income taxes, based on jurisdiction earned, was as follows (in thousands):

	December 31,
	2010	2009	2008
U.S.	$56,800	$58,016	$141,982
Foreign	1,118	22,539	38,199

Total income before income taxes	$57,918	$80,555	$180,181

At December 31, 2010, the Company had federal tax net operating loss carryforwards of approximately $272.0 million which will expire in 2029 and 2030 and foreign tax credit carryforwards of approximately $4.6 million, which will expire in 2019 and 2020. The Company has state tax net operating loss carryforwards of approximately $78.4 million which will expire in 2019 through 2025 and can only be utilized if the Company generates taxable income in particular tax jurisdictions.

The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate and the actual income tax provision (in thousands):

	Year Ended December 31,
	2010	2009	2008
Statutory rate	$20,271	$28,194	$63,063
State taxes, net	753	1,047	2,355
Non-deductible expense	80	71	34
Foreign taxes and other	398	843	(1,073)

	$21,502	$30,155	$64,379

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Operating Leases

The Company is obligated under certain operating leases for marine vessels, office space, shore-base facilities and vehicles. The Covington facility lease, which commenced on September 1, 2003, provides for an initial term of five years with two five-year renewal options. In September 2008, the Company exercised its first five-year renewal option. A shore-base facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of seven years with four additional five-year periods upon the terms and conditions contained in the lease agreement. On January 30, 2008, the Company purchased a leasehold interest in a parcel of improved real estate as an adjacent addition to HOS Port, its existing shore-base facility located in Port Fourchon, Louisiana. At December 31, 2010, the new facility lease had approximately four years remaining on its initial term, with four additional five-year renewal periods.

Future minimum payments under noncancelable leases for years subsequent to 2010 follow (in thousands):

Year Ended December 31,
2011	$2,394
2012	2,215
2013	1,836
2014	847
2015	824
Thereafter	24,933

Total	$33,049

In addition, the Company leases marine vessels used in its operations under long-term and month-to-month operating lease agreements. Total rent expense related to such leases was approximately $0.2 million, and $5.4 million, during the years ended December 31, 2009, and 2008, respectively. We did not have any rent expense related to such vessels during the year ended December 31, 2010.

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2009, the terms of entry with the P&I Club for both of the Company’s segments contained an annual aggregate deductible (AAD) for which the Company remains responsible. In February 2010, the terms of entry for our Downstream segment contained an AAD. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending claims and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

11. Deferred Charges

Deferred charges include the following (in thousands):

	Year Ended December 31,
	2010	2009
Deferred financing costs, net of accumulated amortization of $12,220, $8,578, respectively	$14,013	$17,565
Deferred drydocking costs, net of accumulated amortization of $23,252, $21,988, respectively	23,260	19,686
Prepaid lease expense, net of amortization of $751, $593, respectively	3,637	3,796
Other deferred charges	148	148

Total	$41,058	$41,195

12. Related Party Transactions

During 2010, 2009, and 2008, the Company received aggregate payments of approximately $4.3 million, $9.9 million, and $0.6 million, respectively, for charter of its OSVs and rental of its shore-base port facility from a customer whose Chairman of the Board serves on the Company’s Board of Directors. From October 2007 until his retirement on May 7, 2009, such customer’s Chairman also served as its President and Chief Executive Officer. This Board member stepped down as Chairman of such customer and ceased to serve as a director effective May 7, 2010.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Major Customers

In the years ended December 31, 2010, 2009, and 2008, revenues from the following customers exceeded 10% of total revenues:

	Year Ended December 31,
	2010	2009	2008
Customer A(1)	21%	—	—
Customer B(2)	13%	11%	—
Customer C(1)	—	18%	—

(1)	Upstream and Downstream segment.
(2)	Upstream segment.

14. Asset and Goodwill Impairment Assessment

In the second quarter of 2009, triggering events occurred which resulted in the Company performing impairment tests on its Downstream segment assets as well as the conventional OSVs in its Upstream Segment. This resulted in the Company recording a non-cash asset impairment charge of $25.8 million, included in depreciation expense, related to ten single-hulled tank barges and six ocean-going tugs, and a $0.9 million non-cash charge, included in amortization expense, for the write-off of remaining goodwill associated with the Company’s Downstream segment. Based on the analysis performed, no impairment existed for any of the Company’s conventional OSVs. The specific triggering events were the Downstream segment operating loss for the quarter ended June 30, 2009, the lack of any material new contracts for the Downstream segment since March 31, 2009, and the lack of any expected change in performance in that segment in the near term. As of June 30, 2009, the Company had stacked all of its conventional OSVs, which it considered to be a triggering event for those specific assets.

The impairment assessment compared the net book values of the Company’s Downstream marine assets, as well as Downstream segment goodwill that was booked upon the Company’s formation in June 1997, to their respective fair values. The analysis performed during the second quarter of 2009 included considering recent vessel sales, quoted market prices and past third-party appraisals.

Based on recent comparable vessel sales in the second half of 2009 and third party appraisals obtained during the fourth quarter of 2009 in connection with the Company’s amended and extended revolving credit facility in November 2009, no further impairment for the Company’s vessels was deemed necessary as of December 31, 2010 and 2009. No new triggering events have occurred since June 30, 2009. The Company considered whether the curtailed level of drilling activity in the GoM represented an indicator of impairment for any of its asset groups and concluded it did not. Some factors that the Company considered were the anticipated temporary nature of the reduced drilling activity, projected operating results for assets groups, the significant remaining operating useful life, mobility and flexibility of the Company’s vessels. The Company did not record any impairment losses related to its long-lived assets during 2008 or 2010.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows reportable segment information for the years ended December 31, 2010, 2009, and 2008, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Year Ended December 31,
	2010	2009	2008
Revenues:
Upstream
Domestic	$298,400	$274,782	$262,199
Foreign(1)	76,127	51,875	72,161

	374,527	326,657	334,360

Downstream
Domestic	42,854	58,050	88,235
Foreign(1)	3,423	1,241	9,489

	46,277	59,291	97,724

Total	$420,804	$385,948	$432,084

Operating Expenses:
Upstream	$166,349	$121,488	$111,256
Downstream	30,422	39,700	53,276

Total	$196,771	$161,188	$164,532

Depreciation and Amortization:
Upstream	$64,685	$50,740	$32,958
Downstream	12,370	42,629	19,044

Total	$77,055	$93,369	$52,002

General and Administrative Expenses:
Upstream	$33,956	$25,641	$26,255
Downstream	2,818	5,203	10,900

Total	$36,774	$30,844	$37,155

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2010	2009	2008
Gain on Sale of Assets:
Upstream	$986	$111	$8,402
Downstream	1,039	1,036	—

Total	$2,025	$1,147	$8,402

Operating Income:
Upstream	$110,523	$128,899	$172,293
Downstream	1,706	(27,205)	14,504

Total	$112,229	$101,694	$186,797

Capital Expenditures:
Upstream	$58,282	$272,147	$491,253
Downstream	1,840	391	11,627
Non-vessel	1,521	1,108	2,225

Total	$61,643	$273,646	$505,105

Identifiable Assets:
Upstream	$1,647,561	$1,552,974	$1,319,392
Downstream	205,782	204,850	254,574
Corporate	25,082	28,524	21,777

Total	$1,878,425	$1,786,348	$1,595,743

Long-Lived Assets:
Upstream
Domestic	$1,203,136	$1,295,100	$1,042,540
Foreign(1)	211,488	108,335	126,709

	1,414,624	1,403,435	1,169,249

Downstream
Domestic	166,673	191,627	223,669
Foreign(1)(2)	18,297	—	4,431

	184,970	191,627	228,100
Corporate	6,527	7,601	7,991

Total	$1,606,121	$1,602,663	$1,405,340

(1)	The Company’s vessels conduct operations in international areas. Vessels will routinely move to and from international and domestic operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of December 31, 2010, 2009, and 2008, respectively.
(2)	Included are amounts applicable to the Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

16. Employment Agreements

The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements contain an EBITDA

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

target, as well as a discretionary component, established by the Compensation Committee of the Company’s Board of Directors, in setting the cash incentive compensation for such executives under this program. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement. The current term of these employment agreements expires on December 31, 2013 and automatically extends each year thereafter on January 1st, for an additional year.

17. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):

The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2010 and 2009. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30 (1)	Sep 30	Dec 31
Fiscal Year 2010(2)(3)
Revenues	$86,245	$111,885	$125,351	$97,321
Operating income	15,673	34,517	43,315	18,722
Net income	2,552	13,043	18,203	2,614
Earnings per common share:
Basic	$0.10	$0.49	$0.69	$0.10
Diluted	0.09	0.48	0.67	0.10
Fiscal Year 2009(2)
Revenues	$109,647	$97,909	$90,086	$88,307
Operating income	45,411	5,038	27,072	24,174
Net income	27,101	199	13,774	9,327
Earnings per common share:
Basic	$1.04	$0.01	$0.53	$0.36
Diluted	1.01	0.01	0.51	0.34

(1)	Results for the quarter ended June 30, 2009 reflect the asset and goodwill impairment charges of $25.8 million and $0.9 million, respectively, discussed further in Note 14 to the consolidated financial statements.
(2)	The sum of the four quarters may not equal annual results due to rounding
(3)	Results for the quarters ended June 30, September 30, and December 31, 2010 included approximately $22.1 million, $57.1 million and $23.0 million of revenues, respectively, related to oil spill response efforts in the GoM that were completed by December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on March 16, 2011.

HORNBECK OFFSHORE SERVICES, INC.

By:	/S/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK (Todd M. Hornbeck)	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/S/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/S/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	March 16, 2011

/S/ BRUCE W. HUNT (Bruce W. Hunt)	Director	March 16, 2011

/S/ STEVEN W. KRABLIN (Steven W. Krablin)	Director	March 16, 2011

/S/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	March 16, 2011

/S/ BERNIE W. STEWART (Bernie W. Stewart)	Director	March 16, 2011

S-1

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.12	—	Specimen 8% Series B Senior Note due 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

10.1	—	Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.2†	—	Director & Advisory Director Compensation Policy, effective January 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.3†	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2007).

10.4†	—	Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, dated effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006).

10.5†	—	Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc Incentive Compensation Plan, dated effective May 12, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.6†	—	Second Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc Incentive Compensation Plan, dated effective June 24, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed June 30, 2010).

Exhibit Number		Description of Exhibit
10.7†	—	Amended and Restated Senior Employment Agreement dated May 7, 2007 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.8†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.9†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.10†	—	Amendment to Amended and Restated Senior Employment Agreement dated effective May 12, 2008 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.11†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.12†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended
March 31, 2008).

10.13†	—	Second Amendment to Amended and Restated Senior Employment Agreement dated effective December 31, 2009 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the period ended December 31, 2009).

10.14†	—	Second Amendment to Amended and Restated Employment Agreement dated effective December 31, 2009 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2009).

10.15†	—	Second Amendment to Amended and Restated Employment Agreement dated effective December 31, 2009 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the period ended December 31, 2009).

10.16†	—	Change in Control Agreement dated effective August 5, 2008 by and between Samuel A. Giberga and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.17†	—	Change in Control Agreement dated effective August 5, 2008 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.18†	—	Change in Control Agreement dated effective August 4, 2009 by and between Kimberly S. Patterson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

Exhibit Number		Description of Exhibit
10.19†	—	Amendment to Change in Control Agreement dated effective December 31, 2009 by and between Samuel A. Giberga and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the period ended December 31, 2009).

10.20†	—	Amendment to Change in Control Agreement dated effective December 31, 2009 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the period ended December 31, 2009).

10.21†	—	Amendment to Change in Control Agreement dated effective December 31, 2009 by and between Kimberly S. Patterson and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the period ended December 31, 2009).

10.22	—	Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2006).

10.23	—	First Amendment to Senior Secured Revolving Credit Facility and Second Amendment to Guaranty and Collateral Agreement dated as of November 4, 2009 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2009).

*10.24	—	Second Amendment to Senior Secured Revolving Credit Facility dated as of March 14, 2011 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders.

10.25	—	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

10.26†	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.27†	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the period ended December 31, 2004).

10.28†	—	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the period ended December 31, 2004).

10.29†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.30†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.31†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number		Description of Exhibit

10.32†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.33†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.34†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010).

10.38	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.39	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.40	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 13, 2006).

10.41	—	Purchase Agreement dated August 12, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and J.P. Morgan Securities Inc. as representative of the several Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

*21	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.