Form 10-Q
period 2011-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2011-05-10
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2011 was 25,869,122.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,506	$126,966
Accounts receivable, net of allowance for doubtful accounts of $2,582 and $734, respectively	61,891	71,777
Other current assets	23,169	17,598

Total current assets	221,566	216,341

Property, plant and equipment, net	1,597,396	1,606,121
Deferred charges, net	41,371	41,058
Other assets	14,697	14,905

Total assets	$1,875,030	$1,878,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,212	$25,100
Accrued interest	9,626	9,024
Accrued payroll and benefits	7,672	13,413
Deferred revenue	2,962	2,197
Other accrued liabilities	12,589	4,451

Total current liabilities	59,061	54,185
Long-term debt, net of original issue discount of $38,747 and $41,767, respectively	761,253	758,233
Deferred tax liabilities, net	219,248	222,413
Other liabilities	2,307	1,717

Total liabilities	1,041,869	1,036,548

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,869 and 26,584 shares issued and outstanding, respectively	269	266
Additional paid-in-capital	415,973	415,673
Retained earnings	416,598	425,634
Accumulated other comprehensive income	321	304

Total stockholders’ equity	833,161	841,877

Total liabilities and stockholders’ equity	$1,875,030	$1,878,425

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Revenues	$72,267	$86,245
Costs and expenses:
Operating expenses	41,622	44,332
Depreciation	15,209	13,532
Amortization	5,392	4,311
General and administrative expenses	9,864	8,921

	72,087	71,096

Gain on sale of assets	559	524

Operating income	739	15,673
Other income (expense):
Interest income	179	94
Interest expense	(14,916)	(11,657)
Other income (expense), net	(4)	(23)

	(14,741)	(11,586)

Income (loss) before income taxes	(14,002)	4,087
Income tax expense (benefit)	(4,966)	1,535

Net income (loss)	$(9,036)	$2,552

Basic earnings (loss) per common share	$(0.34)	$0.10

Diluted earnings (loss) per common share	$(0.34)	$0.09

Weighted average basic shares outstanding	26,719	26,259

Weighted average diluted shares outstanding	26,719	27,119

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,036)	$2,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,209	13,532
Amortization	5,392	4,311
Stock-based compensation expense	2,201	2,358
Provision for bad debts	1,848	(218)
Deferred tax expense	(5,050)	1,163
Amortization of deferred financing costs	3,959	3,718
Gain on sale of assets	(559)	(524)
Equity in loss from investment	—	6
Changes in operating assets and liabilities:
Accounts receivable	8,460	(1,709)
Other receivables and current assets	(6,023)	3,187
Deferred drydocking charges	(5,202)	(6,424)
Accounts payable	2,726	1,393
Accrued liabilities and other liabilities	853	(3,557)
Accrued interest	603	(160)

Net cash provided by operating activities	15,381	19,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	—	(7,038)
Costs incurred for OSV newbuild program #4	—	(15,085)
Net proceeds from sale of assets	2,055	1,334
Vessel capital expenditures	(7,598)	(5,097)
Non-vessel capital expenditures	(357)	(400)

Net cash used in investing activities	(5,900)	(26,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(455)	(55)
Net cash proceeds from other shares issued	497	45

Net cash provided by (used in) financing activities	42	(10)

Effects of exchange rate changes on cash	17	35

Net increase in cash and cash equivalents	9,540	(6,633)
Cash and cash equivalents at beginning of period	126,966	51,019

Cash and cash equivalents at end of period	$136,506	$44,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$10,318	$11,027

Cash paid for income taxes	$376	$726

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(9,036)	$2,552

Weighted average number of shares of common stock outstanding	26,719	26,259
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)	—	860

Adjusted weighted average number of shares of common stock outstanding (3)	26,719	27,119

Earnings (loss) per common share:
Basic	$(0.34)	$0.10

Diluted	$(0.34)	$0.09

(1)	Due to a net loss for the three months ended March 31, 2011, the Company excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,133 shares of common stock, because the effect was anti-dilutive. For the three months ended March 31, 2010, stock options representing the rights to acquire 401 shares of common stock were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation expense.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	As of March 31, 2011 and 2010, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes, which is $62.59 per share.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 4 to these financial statements for further information regarding certain of the Company’s restricted stock.

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2011	December 31, 2010
6.125% senior notes due 2014, net of original issue discount of $264 and $279	$299,736	$299,721
8.000% senior notes due 2017, net of original issue discount of $6,127 and $6,305	243,873	243,695
1.625% convertible senior notes due 2026, net of original issue discount of $32,356 and $35,183 (1)	217,644	214,817
Revolving credit facility due 2013	—	—

	761,253	758,233
Less current maturities	—	—

	$761,253	$758,233

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

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

On March 14, 2011, the Company amended the credit agreement governing its $250 million revolving credit facility to adjust certain financial ratios and provide for additional new maintenance covenants. The key changes to the Company’s revolving credit facility, effective commencing with the fiscal quarter ended December 31, 2010, were as follows:

•	The maximum leverage ratio, as defined in the previous credit agreement, was eliminated as a maintenance covenant and is now only used to determine the pricing grid.

•	A maximum secured debt leverage ratio of 2.00 to 1.00, as defined in the March 2011 amendment, was added as a new maintenance covenant.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The minimum interest coverage ratio was reduced from 3.00 to 1.00 to 2.00 to 1.00.

•	A maximum total debt to capitalization ratio of 55.0%, as defined in the March 2011 amendment, was added as a new maintenance covenant.

Other than these key changes, all other definitions and substantive terms in the Company’s credit agreement governing its revolving credit facility were unchanged with the March 2011 amendment and remain in effect through the remaining life of the facility, which expires on March 31, 2013

Under the Company’s revolving credit facility, it has the option of borrowing at a variable rate of interest equal to either (i) LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus  1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the amended facility. As of March 31, 2011, there were no amounts drawn under the Company’s revolving credit facility and $0.9 million posted as a letter of credit. As of March 31, 2011, the Company was in compliance with all financial covenants required by its revolving credit facility.

The Company estimates the fair value of its 2014 senior notes, its 2017 senior notes and its convertible senior notes by using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $800.0 million, $761.3 million and $804.5 million, respectively, as of March 31, 2011.

Capitalized Interest

During the first quarter of 2010, the Company capitalized approximately $2.6 million of interest costs related to the construction or conversion of vessels. No such interest was capitalized during the first quarter of 2011.

4. Incentive Compensation

Stock-Based Incentive Compensation Plan

The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors.

During the three months ended March 31, 2011, the Company granted stock options, time-based and performance-based restricted stock. Time-based restricted stock was granted to directors, executive officers and certain shore-side employees of the Company. Stock

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options and performance-based restricted stock were granted to executive officers of the Company. The shares to be received under the performance-based restricted stock are calculated based on the Company’s stock price performance relative to a peer group, as defined by the restricted stock agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during a measurement period. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. During the three months ended March 31, 2011, the Company granted stock options, time-based restricted stock and performance-based restricted stock representing 433,177 shares.

Compensation expense related to performance-based restricted stock is recognized over the service period, which is from three to five years. The fair value of the Company’s performance-based restricted stock, which is determined using a Monte Carlo simulation, is applied to the total shares that are expected to fully vest and is amortized over the vesting period based on the Company’s internal performance measured against pre-determined criteria or relative performance compared to peers, as applicable. The compensation expense related to time-based restricted stock, which is amortized over a vesting period from one to three years, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. Compensation expense for stock options is determined using the Black-Scholes pricing model and is amortized over the vesting period of three years. In addition to the restricted stock granted in 2011, the Company granted performance-based and time-based restricted stock in 2008, 2009 and 2010. The performance-based restricted stock grants issued in 2008 were eligible for vesting in February 2011. Based on the Company’s performance, 100% of such restricted stock did not meet the performance criteria and was cancelled.

The stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2011	2010
Income before taxes	$2,201	$2,358
Net income	$1,415	$1,472
Earnings per common share:
Basic	$0.05	$0.06

Diluted	$0.05	$0.05

In addition, the Company capitalized approximately $0.2 million of stock-based compensation expense that related directly to newbuild construction programs and general corporate capital projects for the three months ended March 31, 2010. No such stock-based compensation expense was capitalized during the three months ended March 31, 2011.

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

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third-party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2010 and 2011, the terms of entry with the P&I Club for the Downstream segment contained an annual aggregate deductible (AAD) for which the Company remains responsible. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three months ended March 31, 2011 and 2010, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2011	2010
Operating revenues:
Upstream
Domestic (1)	$32,570	$64,225
Foreign (2)	28,773	12,372

	61,343	76,597

Downstream
Domestic	9,599	9,285
Foreign (2)	1,325	363

	10,924	9,648

Total	$72,267	$86,245

Operating expenses:
Upstream	$34,214	$36,619
Downstream	7,408	7,713

Total	$41,622	$44,332

Depreciation:
Upstream	$13,092	$11,394
Downstream	2,117	2,138

Total	$15,209	$13,532

Amortization:
Upstream	$4,103	$3,685
Downstream	1,289	626

Total	$5,392	$4,311

General and administrative expenses:
Upstream	$9,016	$8,231
Downstream	848	690

Total	$9,864	$8,921

Gain on sale of assets:
Upstream	$—	$520
Downstream	559	4

Total	$559	$524

Operating income (loss):
Upstream	$918	$17,188
Downstream	(179)	(1,515)

Total	$739	$15,673

Capital expenditures:
Upstream	$6,948	$26,263
Downstream	758	957
Corporate	249	400

Total	$7,955	$27,620

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2011	As of December 31, 2010
Identifiable Assets:
Upstream	$1,639,168	$1,647,561
Downstream	212,650	205,782
Corporate	23,212	25,082

Total	$1,875,030	$1,878,425

Long-Lived Assets:
Upstream
Domestic	$1,135,373	$1,203,136
Foreign (1)	273,834	211,488

	1,409,207	1,414,624
Downstream
Domestic	153,009	166,673
Foreign (1)(2)	29,175	18,297

	182,184	184,970
Corporate	6,005	6,527

Total	$1,597,396	$1,606,121

(1)	The Company’s vessels conduct operations in international areas from time to time. Vessels will routinely move to and from domestic and international operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of March 31, 2011 and December 31, 2010, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2010. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated.

References in this Quarterly Report on Form 10-Q to “OSVs” mean offshore supply vessels; to “TTBs” mean ocean-going tugs and tank barges; to “MPSVs” mean multi-purpose support vessels; to “AHTS” mean anchor-handling towing supply; to “ROVs” mean remotely operated vehicles; to “DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels to automatically maintain a vessel‘s position and heading; to “flotel” mean offshore accommodations services, such as lodging, meals and office space; to “deepwater” mean offshore areas, generally 1,000’ to 5,000’ in depth; to “ultra-deepwater” mean offshore areas, generally more than 5,000’ in depth; to “deep well” mean a well drilled to a true vertical depth of 15,000’ or greater; to “new generation,” when referring to OSVs, mean modern, deepwater-capable vessels subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels; and to “conventional,” when referring to OSVs, mean vessels that are at least 25 years old, are generally less than 200’ in length or carry less than 1,500 dead weight tons of cargo when originally built and primarily operate on the Continental Shelf.

General

Outlook

In response to the April 20, 2010, Deepwater Horizon incident, the United States Department of the Interior, or the DOI, ordered a moratorium on all deepwater drilling on the domestic Outer Continental Shelf, or OCS, effective May 30, 2010. This moratorium was lifted by the DOI on October 12, 2010. In addition, through the issuance of Notices to Lessees, or NTLs, as well as through the promulgation of new rules, the DOI has imposed significant new regulations governing all drilling in the U.S. Gulf of Mexico, or GoM, including shallow-water drilling. The DOI has issued additional new regulations, which have imposed further requirements affecting all drilling operations. The ongoing impact of the DOI’s regulatory actions, which is referred to as the “permitorium” or “de facto regulatory moratorium,” has drastically curtailed the level of drilling activity in the GoM, which is our primary geographic market and the primary demand driver for our type of vessels in that market.

While we expect that drilling activity will gradually resume as operators begin to comply with the new regulations, we cannot predict if or when activity in the GoM will return to levels that existed prior to the Deepwater Horizon event and we expect this will not occur for at least the first half of 2011. The timing of a market recovery will depend upon several factors outside of our control including 1) the ability of operators and drilling contractors to comply with the new rules; 2) the content of additional as yet unpromulgated rules that are expected to be issued; 3) the content of oil spill legislation that may be enacted by the U.S. Congress; and 4) general economic conditions. These actions will adversely affect our operating results in the first half of 2011 and possibly beyond. In response to these events, we have taken measures to 1) reduce our operating costs by stacking vessels and furloughing or laying-off employees, and 2) expand our international presence by mobilizing vessels out of the GoM into foreign markets. The deployment of additional vessels to foreign markets will take time, resulting in periods in which they are not earning revenue and will require us to make expenditures necessary for such repositioning. In addition, the ability to obtain charters in international locations is not certain given the competition that exists for such charters, which may increase as more vessels depart the GoM in response to current regulatory constraints and market conditions.

We believe several international markets are currently oversupplied and dayrates in those markets are low in comparison to historic norms. In order to enhance our competitiveness in Mexico, we previously re-flagged, or placed under Mexican registry, two of our older new generation U.S.-flagged vessels and have recently placed an additional three such vessels under Mexican registry in March 2011. Because we anticipate long-term growth in our Mexican and Brazilian operations, we may re-flag additional U.S.-flagged vessels. Once a U.S.-flagged vessel changes its registry and is re-flagged, it loses its eligibility to return to U.S. coastwise trade. In addition to international deployments, we will also continue to seek additional production-related, decommissioning, specialty-work or other non-oilfield markets for our vessels both in the United States and abroad. Generally, operations of these kinds are not affected by the on-going de facto regulatory moratorium in the GoM.

The de facto regulatory moratorium is adversely impacting our ability to predict or obtain utilization of our MPSVs. With the conclusion of oil spill response activities during the fourth quarter of 2010, the nature and extent of the de facto regulatory moratorium’s impact on the GoM market is now fully exposed. As a group, our MPSVs experienced a significant sequential drop-off in demand during the first quarter of 2011. While several operators have indicated a strong interest in utilizing our 370 class MPSVs, we believe more regular and predictable utilization will be contingent upon the issuance of drilling permits in the deepwater GoM by the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE. While the utilization of our 430 class MPSVs is not as directly dependent on drilling permits, these vessels are utilized for construction and other projects with long-lead times, some of which may also be impacted by the de facto regulatory moratorium. We are presently experiencing light utilization of these vessels in the GoM thus far in 2011. Further, our four MPSVs are all relatively new, with the first becoming available for use in October 2008 and the last becoming available for use in March 2010. Therefore, we have not had the opportunity to have all four MPSVs working in a non-moratorium (de facto or otherwise) market environment or to fully develop the market’s understanding of their capabilities and various service offerings. This makes it difficult to predict the dayrate and utilization profile of these MPSVs under normal operating conditions and, therefore, the income generating potential that these MPSVs could have on our results of operations. Nevertheless, due to the fact that each of our MPSVs has a workload capacity and significantly higher income generating potential than each of our new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large positive or negative impact on our results of operations. For this reason, our consolidated operating results, on a quarter-to-quarter basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

In addition to the delayed issuance of drilling permits in the GoM, weakness in the overall economy continues to negatively impact dayrates and utilization for each of our business segments. We have seen a slight improvement in the weak market conditions in our Downstream segment. With our participation in the BP oil spill response activities last year, we experienced a temporary increase in demand for our Upstream and Downstream equipment during 2010. However, this demand driver significantly declined once the oil well was successfully capped.

As drilling in the GoM begins to resume, we do not expect that it will do so evenly. Despite the recent increase in drilling permit activity by the BOEMRE, we have not yet seen any meaningful increase in demand for our Upstream equipment. As a consequence, for a period, we expect that operators will first utilize vessels under long-term contracts to meet their needs and competition for charters will be intense. Because we have been forced to lay-off some employees, we may also face competition to rehire mariners as demand resumes, which could negatively impact our operating costs.

Upstream Segment

As of March 31, 2011, our 36 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	13
Other U.S. coastlines (1)	5

18

Foreign (2)
Latin America	15
West Africa	1
Middle East	2

18

Total Upstream Vessels (3)	36

(1)	Includes vessels that are currently supporting the military.
(2)	Our Upstream foreign areas of operation generally include the following countries: Brazil, Mexico, Trinidad and Qatar.
(3)	Excluded from this table are 15 of our new generation OSVs and one conventional OSV that were stacked as of March 31, 2011.

Our average new generation OSV dayrates for the first quarter of 2011 were approximately $21,100 and our average OSV utilization was approximately 59.0%. OSV utilization has been significantly impacted by the lack of drilling permit activity in the GoM. As of April 30, 2011, the BOEMRE has granted only ten new deepwater drilling permits in the GoM. Many of these permits are simply re-approval of existing permits that were active during the Deepwater Horizon disaster. Only one deepwater drilling plan has been approved by

BOEMRE, but no permits have yet been issued to drill new deepwater exploratory wells under such plan. The uncertainty in the demand outlook for the entire Upstream segment of the GoM is not expected to change in the near term. As of March 31, 2011, we had 14 new generation vessels stacked. However, we expect five of these stacked vessels to be re-activated during the second quarter of 2011 in connection with new charter opportunities in foreign or specialty markets or to operate in the spot market. Although we owned an average of 2.5 more new generation OSVs during the first quarter of 2011 compared to the year-ago quarter, our active new generation OSV fleet of 36.6 vessels was about four fewer vessels than our average active new generation OSV fleet for the first quarter of 2010.

Downstream Segment

As of March 31, 2011, our Downstream fleet was comprised of nine double-hulled tank barges and 15 ocean-going tugs, six of which are older, lower horsepower tugs that were stacked. Although Downstream results for the first quarter improved slightly from the prior year, demand continues to be weak compared to historical trends. We anticipate that the current market conditions for our Downstream vessels will continue throughout 2011. With the protracted weak demand for tugs and tank barges coupled with the expansion of our Upstream fleet, we expect our Downstream segment to continue to represent a much smaller portion of our consolidated operating results compared to historical trends.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Impairment Assessment

The operating results for the quarter ended March 31, 2011 were consistent with our expectations given the continued lack of drilling permits issued. No new triggering events occurred during the first quarter of 2011. We again considered whether the curtailed level of drilling activity in the GoM represented an indicator of impairment for any of our asset groups and concluded it did not. Some factors that the Company considered were the anticipated temporary nature of the reduced drilling activity, projected operating results over the remaining useful lives of our assets and the significant remaining operating useful lives of such assets, mobility and flexibility of our vessels. However, should losses continue for a period of time longer than we anticipate or the current operating environment deteriorates further, we would need to re-assess whether a triggering event has occurred.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and double-hulled tank barges generate the vast majority of our revenues and operating profit. Excluded from the operating data below are the results of operations for our MPSVs, conventional vessels, our shore-base facility and vessel management services.

	Three Months Ended March 31,
	2011	2010
Upstream:
New Generation Offshore Supply Vessels:
Average number of new generation OSVs (1)	51.0	48.5
Average number of active new generation OSVs (2)	36.6	40.5
Average new generation OSV fleet capacity (deadweight)	128,190	121,280
Average new generation vessel capacity (deadweight)	2,514	2,499
Average new generation OSV utilization rate (3)	59.0%	72.9%
Effective new generation OSV utilization rate (4)	82.2%	87.3%
Average new generation OSV dayrate (5)	$21,011	$19,986
Effective dayrate (6)	$12,396	$14,570
Downstream:
Double-hulled tank barges:
Average number of tank barges (7)	9.0	9.0
Average fleet capacity (barrels)	884,621	884,621
Average barge capacity (barrels)	98,291	98,291
Average utilization rate (3)	82.3%	75.1%
Average dayrate (8)	$16,377	$15,816
Effective dayrate (6)	$13,478	$11,878

(1)	We owned 51 new generation OSVs as of March 31, 2011. Our average number of new generation OSVs for the three months ended March 31, 2010 reflect the deliveries of several vessels under our fourth OSV newbuild program. Excluded from this data are four multi-purpose support vessels owned by the Company that were placed in service under our MPSV program on various dates from October 2008 to March 2010. Also excluded from this data is one stacked conventional OSV that we consider to be a non-core asset.
(2)	In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates since 2009. Active new generation OSVs represent vessels that are fully crewed and immediately available for service during each respective period.
(3)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(4)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(5)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(6)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(7)	The operating data presented above reflects only the results from our nine double-hulled tank barges. Excluded from this data are 15 ocean-going tugs owned by the Company, six of which are currently stacked.
(8)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

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

The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2011 and 2010, respectively (in thousands).

	Three Months Ended March 31,
	2011	2010
Components of EBITDA:
Net income (loss)	$(9,036)	$2,552
Interest expense, net
Debt obligations	14,916	11,657
Interest income	(179)	(94)

Total interest, net	14,737	11,563

Income tax expense (benefit)	(4,966)	1,535
Depreciation	15,209	13,532
Amortization	5,392	4,311

EBITDA	$21,336	$33,493

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2011 and 2010, respectively (in thousands).

	Three Months Ended March 31,
	2011	2010
EBITDA Reconciliation to GAAP:
EBITDA	$21,336	$33,493
Cash paid for deferred drydocking charges	(5,202)	(6,424)
Cash paid for interest	(10,318)	(11,027)
Cash paid for taxes	(376)	(726)
Changes in working capital	6,450	2,690
Stock-based compensation expense	2,201	2,358
Changes in other, net	1,290	(736)

Net cash flows provided by operating activities	$15,381	$19,628

In addition, we also make certain adjustments to EBITDA for losses on early extinguishment of debt, if any, stock-based compensation expense and interest income to compute ratios used in certain financial covenants of our revolving credit facility with various lenders. We believe that these ratios are a material component of certain financial covenants in such credit agreements and failure to comply with the financial covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2011 and 2010, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense	$2,201	$2,358
Interest income	179	94

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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2011 and 2010, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$ Change	% Change
Revenues:
Upstream
Domestic	$32,570	$64,225	$(31,655)	(49.3)%
Foreign	28,773	12,372	16,401	>100.0

	61,343	76,597	(15,254)	(19.9)

Downstream
Domestic	9,599	9,285	314	3.4
Foreign (1)	1,325	363	962	>100.0

	10,924	9,648	1,276	13.2

	$72,267	$86,245	$(13,978)	(16.2)%

Operating expenses:
Upstream	$34,214	$36,619	$(2,405)	(6.6)%
Downstream	7,408	7,713	(305)	(4.0)

	$41,622	$44,332	$(2,710)	(6.1)%

Depreciation and amortization:
Upstream	$17,195	$15,079	$2,116	14.0%
Downstream	3,406	2,764	642	23.2

	$20,601	$17,843	$2,758	15.5%

General and administrative expenses:
Upstream	$9,016	$8,231	$785	9.5%
Downstream	848	690	158	22.9

	$9,864	$8,921	$943	10.6%

Gain (loss) on sale of assets:
Upstream	$—	$520	$(520)	(100.0)%
Downstream	559	4	555	>100.0

	$559	$524	$35	6.7%

Operating income (loss):
Upstream	$918	$17,188	$(16,270)	(94.7)%
Downstream	(179)	(1,515)	1,336	88.2

	$739	$15,673	$(14,934)	(95.3)%

Interest expense	$14,916	$11,657	$3,259	28.0%

Interest income	$179	$94	$85	90.4%

Income tax expense (benefit)	$(4,966)	$1,535	$(6,501)	(>100.0)%

Net income (loss)	$(9,036)	$2,552	$(11,588)	(>100.0)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues. Revenues for the three months ended March 31, 2011 decreased by $14.0 million, or 16.2%, to $72.3 million compared to the same period in 2010 primarily due to the lack of drilling activity in the GoM, which led to our decision to stack up to 15 new generation OSVs. Our weighted-average active operating fleet as of March 31, 2011 was approximately 59 vessels compared to 64 vessels as of March 31, 2010.

Revenues from our Upstream segment decreased by $15.3 million, or 19.9%, to $61.3 million for the three months ended March 31, 2011 compared to $76.6 million for the same period in 2010. Vessels operating in Brazil and added to our Upstream fleet through our fourth OSV newbuild program accounted for $10.5 million and $1.2 million, respectively, of incremental Upstream revenues. However, these higher revenues were more than offset by (i) a $10.0 million revenue decline from vessels that have been stacked since March 31, 2010, in response to weak market conditions; (ii) a $16.3 million decrease in revenue from new generation OSVs and MPSVs that were in-service during each of the quarters ended March 31, 2011 and 2010; and (iii) a $0.7 million decline in activity at the Company’s shore-base facility in Port Fourchon. Our new generation OSV average dayrates were $21,011 for the first quarter of 2011 compared to $19,986 for the same period in 2010, an increase of $1,025, or 5.1%. Our new generation OSV utilization was 59.0% for the first quarter of 2011 compared to 72.9% for the same period in 2010. The decrease in utilization was largely due to having an average of 14.4 vessels stacked during the three months ended March 31, 2011 compared to an average of 8.0 stacked vessels during the prior-year period. Domestic revenues for our Upstream segment decreased $31.7 million during the three months ended March 31, 2011 due to reduced drilling activity in the GoM. Foreign revenues for our Upstream segment increased $16.4 million primarily due to a full-quarter of revenue contribution from eight vessels deployed to Brazil during 2010. Foreign revenues comprised 46.9% of our total Upstream revenues compared to 16.2% for the year-ago quarter. This trend is expected to continue throughout 2011, particularly in recognition of the six vessels that were recently awarded long-term contracts in Latin America for commencement in mid-2011.

Revenues from our Downstream segment increased by $1.3 million, or 13.2%, to $10.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This revenue increase was largely due to fewer days out of service for regulatory drydocking during the first quarter of 2011 compared to the prior-year quarter and, to a lesser extent, a slight improvement in market conditions. Our double-hulled tank barge average dayrates were $16,377 for the three months ended March 31, 2011, an increase of $561, or 3.5%, from $15,816 for the same period in 2010. Our double-hulled tank barge utilization was 82.3% for the first quarter of 2011 compared to 75.1% for the first quarter of 2010.

Operating Expenses. Operating expenses for the three months ended March 31, 2011 decreased by $2.7 million, or 6.1%, to $41.6 million. This decrease was primarily associated with the reduction of our active operating fleet compared to the year-ago period. These declines were partially offset by higher operating costs for vessels operating in international regions.

Operating expenses for our Upstream segment were $34.2 million, a decrease of $2.4 million, or 6.6%, for the first quarter of 2011 compared to $36.6 million for the same period in 2010. Operating expense for our Upstream segment were driven lower by vessels that were idled or stacked since late 2009. This favorable variance was partially offset by higher operating expense for our vessels working in Latin America and incremental costs incurred for vessels that were placed in service since the first quarter of 2010 under our fourth OSV newbuild program and our MPSV program.

Operating expenses for our Downstream segment were $7.4 million, a decrease of $0.3 million, or 4.0%, for the three months ended March 31, 2011 compared to $7.7 million for the same period in 2010. The decrease in operating expenses for the Downstream segment is directly attributable to our fleet rationalization program that has been ongoing since early 2008. Since the inception of this rationalization strategy, we have sold all twelve of our single-hulled tank barges and two of our eight older, lower horsepower tugs.

Depreciation and Amortization. Depreciation and amortization was $2.8 million higher for the three months ended March 31, 2011 compared to the same period in 2010 due to incremental depreciation expense related to vessels placed in service under our fourth OSV newbuild program and our MPSV program since the first quarter of 2010. Depreciation and amortization expense is expected to increase further when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expenses. General and administrative expenses of $9.9 million, or 13.6% of revenues, increased by $0.9 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase in G&A was wholly attributable to higher reserves associated with oil spill response-related receivables and a greater concentration of foreign-sourced customer billings. Our general and administrative expenses are expected to remain in the approximate annual range of $35 million to $39 million for the year ending December 31, 2011.

Gain on Sale of Assets. During the first quarter of 2011, we sold the four single-hulled tank barges for net cash proceeds of $2.1 million, which resulted in aggregate gains of approximately $0.6 million ($0.4 million after tax or $0.01 per diluted share). During the first quarter of 2010, we sold one conventional OSV for net cash proceeds of $1.3 million and recorded a gain of approximately $0.5 million ($0.3 million after tax or $0.01 per diluted share).

Operating Income. Operating income decreased by $14.9 million to $0.7 million during the three months ended March 31, 2011 compared to the same period in 2010 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 1.5% for the three months ended March 31, 2011 compared to 22.4% for the same period in 2010.

Interest Expense. Interest expense increased $3.3 million during the three months ended March 31, 2011 compared to the same period in 2010. Lower capitalized interest from having fewer vessels under construction or conversion was the primary reason that our interest expense increased from the prior-year quarter. During the first quarter of 2011, we did not capitalize any construction period interest compared to capitalized interest of $2.6 million, or roughly 18% of our total interest costs, for the year-ago quarter.

Interest Income. Interest income increased $0.1 million during the three months ended March 31, 2011 compared to the same period in 2010. Our average cash balance increased to $139.1 million for the three months ended March 31, 2011 compared to $54.5 million for the same period in 2010. The average interest rate earned on our invested cash balances during the three months ended March 31, 2011 was approximately 0.5% compared to 0.7% for the same period in 2010.

Income Tax Expense (Benefit). Our effective tax rate was 35.5% and 37.6% for the three months ended March 31, 2011 and 2010, respectively. Our income tax expense (benefit) primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income (Loss). Operating performance decreased year-over-year by $11.6 million for a reported net loss of $9.0 million for the three months ended March 31, 2011. The net loss incurred for the first quarter of 2011 was primarily due to a decrease in operating income discussed above and a $3.3 million pre-tax increase in net interest expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly throughout 2011. While we have postponed required drydockings for some of our stacked vessels, we will be required to conduct any deferred drydockings prior to such vessels returning to service. The drydocking funds required to recertify currently stacked vessels will be dependent upon vessel class, certification requirements and the timing and sustainability of any market recovery.

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

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as an extended delay in returning to normal operating conditions following the de facto regulatory moratorium in the GoM, declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed in the Risk Factors in our Annual Report on Form 10-K or under the “Forward Looking Statements” discussed in this Quarterly Report on Form 10-Q, may affect our financial condition or results of operations. None of our funded debt instruments mature any sooner than October 2013; however, our currently undrawn revolving credit facility matures March 2013. Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. We currently expect to generate sufficient cash to re-pay our long-term debt upon maturity. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of March 31, 2011, we had total cash and cash equivalents of $136.5 million. Excluding any potential cash requirements for growth opportunities that may arise, our current cash on-hand and our internal cash projections indicate that our $250 million revolving credit facility will remain undrawn for the foreseeable future beyond 2011. As of March 31, 2011, we had a posted letter of credit for $0.9 million and have $249.1 million of credit available under our revolving credit facility, for all uses of proceeds, including working capital, if necessary.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $15.4 million for the three months ended March 31, 2011 and $19.6 million for the three months ended March 31, 2010. Operating cash flows for the first quarter of 2011 were unfavorably affected by a decline in our weighted average operating fleet from 65 vessels to 59 vessels and a 14.9% decline in new generation OSV effective dayrates from the year-ago quarter.

Investing Activities. Net cash used in investing activities was $5.9 million for the three months ended March 31, 2011 and $26.3 million for the three months ended March 31, 2010. Cash utilized during the first quarter of 2011 primarily consisted of capital improvements made to our operating fleet, which were partially offset by approximately $2.1 million in aggregate net cash proceeds from the sale of four single-hulled tank barges. Cash utilized during the first three months of 2010 primarily consisted of construction costs incurred for our newbuild and conversion programs, which were partially offset by approximately $1.3 million in aggregate net cash proceeds from the sale of one conventional OSV. Our fourth new generation OSV program and our MPSV program were completed during 2010.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 were comprised of deferred financing costs and net proceeds from common shares issued pursuant to our employee stock-based compensation plans.

Contractual Obligations

Debt

As of March 31, 2011, we had total debt of $761.3 million, net of original issue discount of $38.7 million. Our debt is comprised of $299.7 million of our 6.125% senior notes due 2014, or 2014 senior notes, $243.9 million of our 8.000% senior notes due 2017, or 2017 senior notes, and $217.7 million of our 1.625% convertible senior notes due 2026, or convertible senior notes. On March 14, 2011, we amended the credit agreement governing our $250 million revolving credit facility to adjust certain financial ratios and provide for additional new maintenance covenants. The revolving credit facility as of April 30, 2011 remains undrawn. The changes to our revolving credit facility were effective commencing with the fiscal quarter ended December 31, 2010. Other than these changes, all other definitions and substantive terms in our credit agreement governing our revolving credit facility were unchanged. For further information on our debt agreements, see Note 3 to our consolidated financial statements included herein. As of March 31, 2011, we were in compliance with all of our debt covenants.

The credit agreement governing our revolving credit facility and the indentures governing our 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our recently amended financial ratios for the quarterly compliance reporting period ended March 31, 2011, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. We continuously review our debt covenants and report our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance capital expenditures for the three months ended March 31, 2011 and 2010, and a forecast for fiscal 2011 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2011	2010	2011
Maintenance and Other Capital Expenditures:	Actual	Actual	Forecast
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$5.2	$6.4	$25.2
Other vessel capital improvements (2)	4.0	3.6	15.9

	9.2	10.0	41.1

Other Capital Expenditures
Commercial-related vessel improvements (3)	3.6	1.5	19.7
Miscellaneous non-vessel additions (4)	0.4	0.4	3.1

	4.0	1.9	22.8

Total:	$13.2	$11.9	$63.9

(1)	Deferred drydocking charges for the full-year 2011 include the projected recertification costs for 16 OSVs, one MPSV, two tank barges and two tugs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Commercial-related vessel improvements include items, such as cranes, ROVs and other specialized vessel equipment, which costs are typically included in and offset by higher dayrates charged to customers.
(4)	Non-vessel capital expenditures are primarily related to information technology and shore-side support initiatives.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” or “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of the de facto regulatory moratorium on the issuance of drilling and other permits in the Gulf of Mexico due to government regulations. Future results may also be impacted by proposed federal legislation or regulations that may be implemented in response to the Deepwater Horizon event. Such legislation or regulations could further aggravate a number of other existing risks, uncertainties and assumptions, including, without limitation: less than anticipated success in marketing and operating the Company’s MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties imposed by foreign customers; further weakening of demand for the Company’s services; the inability to effectively curtail operating expenses from stacked vessels; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; further reductions in capital spending budgets by customers; declines in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; the inability to effectively compete in or operate in international markets; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over capacity; economic and political risks, including the recent unrest in the Middle East; weather related risks; the inability to attract and retain qualified personnel; regulatory risks; the repeal or administrative weakening of the Jones Act; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements, including any such laws or regulations that may arise as a result of the de facto regulatory moratorium or as a result of the oil spill disaster in the Gulf of Mexico; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide expected funding under the Company’s credit agreement. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Quarterly Report on Form 10-Q as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website www.hornbeckoffshore.com.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A—Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Removed and Reserved

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

Exhibit Number		Description of Exhibit
4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

Exhibit Number		Description of Exhibit
4.12	—	Specimen 8% Series B Senior Note due 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

10.1	—	Second Amendment to Senior Secured Revolving Credit Facility dated as of March 14, 2011 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 31, 2010).

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 10, 2011	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer