Form 10-Q
period 2011-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2011-08-09
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2011 was 26,912,733.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,538	$126,966
Accounts receivable, net of allowance for doubtful accounts of $2,002 and $734, respectively	68,547	71,777
Other current assets	20,658	17,598

Total current assets	225,743	216,341

Property, plant and equipment, net	1,593,090	1,606,121
Deferred charges, net	46,167	41,058
Other assets	14,487	14,905

Total assets	$1,879,487	$1,878,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,273	$25,100
Accrued interest	9,021	9,024
Accrued payroll and benefits	9,615	13,413
Deferred revenue	3,310	2,197
Other accrued liabilities	9,577	4,451

Total current liabilities	69,796	54,185
Long-term debt, net of original issue discount of $35,671 and $41,767, respectively	764,329	758,233
Deferred tax liabilities, net	215,689	222,413
Other liabilities	1,186	1,717

Total liabilities	1,051,000	1,036,548

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 26,911 and 26,584 shares issued and outstanding, respectively	269	266
Additional paid-in-capital	418,345	415,673
Retained earnings	409,573	425,634
Accumulated other comprehensive income	300	304

Total stockholders’ equity	828,487	841,877

Total liabilities and stockholders’ equity	$1,879,487	$1,878,425

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues	$80,817	$111,885	$153,084	$198,131
Costs and expenses:
Operating expenses	48,414	48,507	90,036	92,839
Depreciation	15,320	14,731	30,529	28,263
Amortization	4,773	4,585	10,165	8,896
General and administrative expenses	8,497	9,640	18,361	18,561

	77,004	77,463	149,091	148,559

Gain on sale of assets	—	95	559	619

Operating income	3,813	34,517	4,552	50,191
Other income (expense):
Interest income	240	155	419	249
Interest expense	(14,998)	(14,274)	(29,914)	(25,931)
Other income (expense), net	81	257	77	235

	(14,677)	(13,862)	(29,418)	(25,447)

Income (loss) before income taxes	(10,864)	20,655	(24,866)	24,744
Income tax expense (benefit)	(3,839)	7,612	(8,805)	9,146

Net income (loss)	$(7,025)	$13,043	$(16,061)	$15,598

Basic earnings (loss) per common share	$(0.26)	$0.49	$(0.60)	$0.59

Diluted earnings (loss) per common share	$(0.26)	$0.48	$(0.60)	$0.57

Weighted average basic shares outstanding	26,875	26,388	26,799	26,324

Weighted average diluted shares outstanding	26,875	27,156	26,799	27,138

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,061)	$15,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,529	28,263
Amortization	10,165	8,896
Stock-based compensation expense	3,926	4,612
Provision for bad debts	1,268	(157)
Deferred tax expense (benefit)	(9,551)	8,714
Amortization of deferred financing costs	8,015	7,490
Gain on sale of assets	(559)	(619)
Equity in loss from investment	—	6
Changes in operating assets and liabilities:
Accounts receivable	3,096	(17,111)
Other receivables and current assets	(3,396)	5,499
Deferred drydocking charges	(10,380)	(12,108)
Accounts payable	3,489	8,291
Accrued liabilities and other liabilities	(780)	(4,720)
Accrued interest	(4)	(766)

Net cash provided by operating activities	19,757	51,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	—	(8,533)
Costs incurred for OSV newbuild program #4	—	(22,670)
Net proceeds from sale of assets	2,055	1,458
Vessel capital expenditures	(12,194)	(20,769)
Non-vessel capital expenditures	(698)	(1,344)

Net cash used in investing activities	(10,837)	(51,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(490)	(60)
Net cash proceeds from other shares issued	1,138	730

Net cash provided by (used in) financing activities	648	670

Effects of exchange rate changes on cash	4	81

Net increase in cash and cash equivalents	9,572	781
Cash and cash equivalents at beginning of period	126,966	51,019

Cash and cash equivalents at end of period	$136,538	$51,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$21,848	$22,316

Cash paid for income taxes	$499	$2,354

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, amended the presentation of comprehensive income. The amendments give the Company the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. The Company has not determined which method of presentation it will elect.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis divided by the number of days in the period. The table below reconciles the Company’s earnings (loss) per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(7,025)	$13,043	$(16,061)	$15,598

Weighted average number of shares of common stock outstanding	26,875	26,388	26,799	26,324
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)	—	768	—	814

Adjusted weighted average number of shares of common stock outstanding (3)	26,875	27,156	26,799	27,138

Earnings (loss) per common share:
Basic	$(0.26)	$0.49	$(0.60)	$0.59

Diluted	$(0.26)	$0.48	$(0.60)	$0.57

(1)	Due to a net loss, the Company excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,232 and 1,196 shares of common stock, for the three and six months ended June 30, 2011, respectively, because the effect was anti-dilutive. Stock options representing the rights to acquire 401 shares of common stock for the three and six months ended June 30, 2010, were excluded from the calculation of diluted earnings per share, because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes, and related unamortized compensation expense.
(2)	As of June 30, 2011 and 2010, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes, which is $62.59 per share.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 4 to these financial statements for further information regarding certain of the Company’s restricted stock.

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	June 30, 2011	December 31, 2010
6.125% senior notes due 2014, net of original issue discount of $247 and $279	$299,753	$299,721
8.000% senior notes due 2017, net of original issue discount of $5,946 and $6,305	244,054	243,695
1.625% convertible senior notes due 2026, net of original issue discount of $29,478 and $35,183 (1)	220,522	214,817
Revolving credit facility due 2013	—	—

	764,329	758,233
Less current maturities	—	—

	$764,329	$758,233

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

The Company’s 6.125% senior notes due 2014, or 2014 senior notes, have semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1. The Company’s 8.000% senior notes due 2017, or 2017 senior notes, have semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1. The Company’s 1.625% convertible senior notes due 2026, or convertible senior notes, have

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

semi-annual cash interest payments of $2.0 million due each May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Subject to certain conversion and redemption features of the convertible senior notes, holders of such notes may require the Company to purchase all or a portion of their notes on each of November 15, 2013, November 15, 2016 and November 15, 2021.

Under the Company’s revolving credit facility, it has the option of borrowing at a variable rate of interest equal to either (i) LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the amended facility. As of June 30, 2011, there were no amounts drawn under the Company’s revolving credit facility and $0.9 million posted as a letter of credit. As of June 30, 2011, the Company was in compliance with all financial covenants required by its revolving credit facility.

The Company estimates the fair value of its 2014 senior notes, its 2017 senior notes and its convertible senior notes by using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $800.0 million, $764.3 million and $789.7 million, respectively, as of June 30, 2011.

Capitalized Interest

During the three and six months ended June 30, 2010, the Company capitalized approximately $0.8 million and $3.4 million of interest costs related to the construction or conversion of vessels. No such interest was capitalized during the same periods in 2011.

4. Incentive Compensation

Stock-Based Incentive Compensation Plan

The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors.

During the six months ended June 30, 2011, the Company granted stock options, time-based and performance-based restricted stock. Time-based restricted stock was granted to directors, executive officers and certain shore-side employees of the Company.

Stock options and performance-based restricted stock were granted to executive officers of the Company. The shares to be received under the performance-based restricted stock are calculated based on the Company’s stock price performance relative to a peer group, as

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defined by the restricted stock agreements governing such awards. Performance is measured by the change in the Company’s stock price measured against the peer group during a measurement period. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. During the six months ended June 30, 2011, the Company granted stock options, time-based restricted stock and performance-based restricted stock representing 490,587 shares, in the aggregate.

Compensation expense related to performance-based restricted stock is recognized over the service period, which is from three to five years. The fair value of the Company’s performance-based restricted stock, which is determined using a Monte Carlo simulation, is applied to the total shares that are expected to fully vest and is amortized over the vesting period based on the Company’s internal performance measured against pre-determined criteria or relative performance compared to peers, as applicable. The compensation expense related to time-based restricted stock, which is amortized over a vesting period from one to three years, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. Compensation expense for stock options is determined using the Black-Scholes pricing model and is amortized over the vesting period of three years. In addition to the restricted stock granted in 2011, the Company granted performance-based and time-based restricted stock in 2008, 2009 and 2010. The performance-based restricted stock grants issued in 2008 were eligible for vesting in February 2011. Based on the Company’s performance, 100% of such restricted stock did not meet the performance criteria and were cancelled.

The stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income before taxes	$1,725	$2,254	$3,926	$4,612

Net income	$1,116	$1,422	$2,536	$2,906

Earnings per common share:
Basic	$0.04	$0.05	$0.09	$0.11

Diluted	$0.04	$0.05	$0.09	$0.11

In addition, the Company capitalized approximately $0.1 million and $0.3 million of stock-based compensation expense that related directly to newbuild construction programs and general corporate capital projects for the three and six months ended June 30, 2010, respectively. No such stock-based compensation expense was capitalized during the three and six months ended June 30, 2011.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three and six months ended June 30, 2011 and 2010, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Upstream
Domestic	$35,188	$85,203	$67,758	$149,429
Foreign (1)	32,774	15,295	61,547	27,667

	67,962	100,498	129,305	177,096

Downstream
Domestic	10,705	10,342	20,304	19,628
Foreign (1) (2)	2,150	1,045	3,475	1,407

	12,855	11,387	23,779	21,035

Total	$80,817	$111,885	$153,084	$198,131

Operating expenses:
Upstream	$39,924	$40,105	$74,138	$76,724
Downstream	8,490	8,402	15,898	16,115

Total	$48,414	$48,507	$90,036	$92,839

Depreciation:
Upstream	$13,198	$12,592	$26,290	$23,986
Downstream	2,122	2,139	4,239	4,277

Total	$15,320	$14,731	$30,529	$28,263

Amortization:
Upstream	$3,378	$3,475	$7,481	$7,160
Downstream	1,395	1,110	2,684	1,736

Total	$4,773	$4,585	$10,165	$8,896

General and administrative expenses:
Upstream	$7,611	$8,899	$16,627	$17,130
Downstream	886	741	1,734	1,431

Total	$8,497	$9,640	$18,361	$18,561

Gain on sale of assets:
Upstream	$—	$95	$—	$615
Downstream	—	—	559	4

Total	$—	$95	$559	$619

Operating income (loss):
Upstream	$3,851	$35,522	$4,769	$52,711
Downstream	(38)	(1,005)	(217)	(2,520)

Total	$3,813	$34,517	$4,552	$50,191

Capital expenditures:
Upstream	$4,645	$24,618	$11,593	$50,881
Downstream	89	134	847	1,091
Corporate	203	944	452	1,344

Total	$4,937	$25,696	$12,892	$53,316

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2011	As of December 31, 2010
Identifiable Assets:
Upstream	$1,643,809	$1,647,561
Downstream	213,156	205,782
Corporate	22,522	25,082

Total	$1,879,487	$1,878,425

Long-Lived Assets:
Upstream
Domestic	$1,078,583	$1,203,136
Foreign (1)	330,286	211,488

	1,408,869	1,414,624

Downstream
Domestic	149,634	166,673
Foreign (1)(2)	28,907	18,297

	178,541	184,970

Corporate	5,680	6,527

Total	$1,593,090	$1,606,121

(1)	The Company’s vessels conduct operations in international areas from time to time. Vessels will routinely move to and from domestic and international operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of June 30, 2011 and December 31, 2010, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

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

General

Outlook

The on-going impact of the Department of the Interior, or the DOI’s, regulatory response to the Deepwater Horizon tragedy continues to depress the level of drilling activity in the GoM. In a recent study by IHS Global Insight and IHS CERA, it was reported that deepwater exploration and development plan approvals have dropped from a five-year annual average pace of 130 plans per year to an annualized pace of fewer than 30 plans per year as of April 10, 2011, an 80% decline. Deepwater exploration and development drilling permits have also declined by 80% from an average of nearly 160 per year to an annualized rate of 30 for 2011. The GoM is one of our primary geographic markets and drilling activity is the primary demand driver for our type of vessels in that market.

While we expect that drilling activity will gradually resume, we cannot predict if or when activity in the GoM will return to levels that existed prior to the Deepwater Horizon event and we expect that this will not occur for at least the remainder of 2011. The timing of a market recovery will depend upon several factors outside of our control including 1) the ability of operators and drilling contractors to comply with the new rules; 2) the pace at which regulators approve plans and permit applications required by operators to drill; 3) the content of additional as yet unpromulgated rules that are expected to be issued; 4) the outcome of pending litigation brought by environmental groups challenging recent exploration plans approved by the DOI and 5) general economic conditions. These factors have adversely affected our operating results during the first half of 2011 and we expect that they will continue to do so through the second half of 2011.

In response to these events, we took measures to 1) reduce our operating costs by stacking vessels and furloughing or laying-off employees, and 2) expand our international presence by mobilizing vessels out of the GoM into foreign markets. The deployment of additional vessels to foreign markets takes time, resulting in periods in which they are not earning revenue, and requires us to make expenditures necessary for such repositioning. In addition, the ability to obtain charters in international locations is not certain given the competition that exists for such charters, which may increase as more vessels depart the GoM in response to current regulatory constraints and market conditions.

We have focused our international deployments to Mexico and Brazil, as well as other smaller foreign markets, such as Trinidad and Suriname. In order to enhance our competitiveness in Mexico, we previously re-flagged, or placed under Mexican registry, two of our older new generation U.S.-flagged vessels and placed an additional four such vessels under Mexican registry during the first half of 2011. Because we anticipate long-term growth in our Mexican and Brazilian operations, we may re-flag additional U.S.-flagged vessels into those markets. Once a U.S.-flagged vessel changes its registry and is re-flagged, it loses its eligibility to return to U.S. coastwise trade. In addition to international deployments, we will also continue to seek additional production-related, decommissioning, specialty-work or other non-oilfield markets for our vessels both in the United States and abroad. Generally, operations of these kinds are less affected by the on-going de facto regulatory moratorium in the GoM.

The de facto regulatory moratorium is adversely impacting our ability to predict or obtain utilization of our MPSVs. With the conclusion of oil spill response activities during the fourth quarter of 2010, the nature and extent of the de facto regulatory moratorium’s impact on the GoM market is now fully exposed. As a group, our MPSVs experienced a significant drop-off in demand during the first half of 2011. However, our MPSV contract coverage for the remainder of 2011 has improved as a result of recent charter activity. In July, we were awarded a three-year charter with an international oilfield service company for the HOS Iron Horse, which is expected to begin during the third quarter of 2011. As for our 370 class MPSVs, the HOS Centerline recently commenced a long-term contract with a major oil and gas company in the GoM. While several operators continue to show strong interest in utilizing our remaining two spot market MPSVs, we believe more regular and predictable utilization will be contingent upon the issuance of drilling permits in the deepwater GoM by the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE. While the utilization of our 430 class MPSVs are not as directly dependent on drilling permits, these vessels are utilized for construction and other projects with long-lead times, some of which may also be impacted by the de facto regulatory moratorium. Further, our four MPSVs are all relatively new, with the first becoming available for use in October 2008 and the last becoming available for use in March 2010. Therefore, we have not had the opportunity to have all four MPSVs working in a non-moratorium (de facto or otherwise) market environment or to fully develop the market’s understanding of their capabilities and various service offerings. This makes it difficult to predict the dayrate and utilization profile of these MPSVs under normal operating conditions and, therefore, the income generating potential that these MPSVs could have on our results of operations. Nevertheless, due to the fact that each of our MPSVs has a workload capacity and significantly higher income generating potential than each of our new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a quarter-to-quarter basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

Upstream Segment

As of June 30, 2011, our 42 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	18
Other U.S. coastlines (1)	5

23

Foreign (2)
Latin America	20
Middle East	3

23

Total Upstream Vessels (3)	46

(1)	Includes vessels that are currently supporting the military.
(2)	Our Upstream foreign areas of operation generally include the following countries: Brazil, Mexico, Trinidad and Qatar.
(3)	Excluded from this table are nine of our new generation OSVs and one conventional OSV that were stacked as of June 30, 2011.

Our average new generation OSV dayrates for the second quarter of 2011 were approximately $20,500 and our average OSV utilization was approximately 67.9%. OSV utilization has been significantly impacted by the lack of drilling permit activity in the GoM. With the regulatory driven demand uncertainty for the GoM Upstream market not expected to change in the near term, we have deployed additional vessels to Latin America. Our increased focus on, coupled with improving dayrates in, our core international markets (Brazil and Mexico) has resulted in improved contract coverage for the remainder of 2011. We currently have about two-thirds of our remaining new generation OSV vessel-days contracted for 2011, with 31 vessels contracted through the end of the year. Based on recently awarded contracts, we expect to have 14 Upstream vessels on charter in Brazil by the end of the third quarter of 2011. As of June 30, 2011, we had nine new generation vessels stacked, which is down from a high of 15 stacked vessels during the first quarter. Subsequent to June 30, 2011, we re-activated four stacked new generation OSVs and we expect our stacked fleet to be reduced to five vessels during the third quarter of 2011. Although we owned an average of 1.5 more new generation OSVs during the second quarter of 2011 compared to the year-ago quarter, our active new generation OSV fleet of 40.1 vessels was two fewer vessels than our average active new generation OSV fleet for the second quarter of 2010. With the re-activation of stacked vessels, our crewing requirements have increased throughout the second quarter of 2011. We have re-hired some of our previously laid-off or furloughed crewmembers as well as hired new employees. As the global applicant pool of qualified mariners remains tight, we expect to encounter stiff competition for crewmembers, which could negatively impact our operating costs.

Downstream Segment

As of June 30, 2011, our Downstream fleet was comprised of nine double-hulled tank barges and 15 ocean-going tugs, six of which are older, lower horsepower tugs that were stacked. The prolonged weakness in the overall economy, which has impacted our Downstream segment since 2008, continues to adversely impact demand for Downstream equipment. Although Downstream results for the second quarter improved from the prior year, recent dayrate trends are roughly $5,000 below the Downstream dayrates that existed from 2006 to 2008. We anticipate that the current market conditions for our Downstream vessels will continue throughout 2011. With the protracted weak demand for tugs and tank barges coupled with the expansion of our Upstream fleet, we expect our Downstream segment to continue to represent a much smaller portion of our consolidated operating results compared to historical trends.

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

Impairment Assessment

Our operating results for the quarter ended June 30, 2011 were consistent with our expectations given the continued lack of drilling permits issued. No new triggering events occurred during the first six months of 2011. We again considered whether the curtailed level of drilling activity in the GoM represented an indicator of impairment for any of our asset groups and concluded it did not. Some factors that the Company considered were the anticipated temporary nature of the reduced drilling activity, projected operating results over the remaining useful lives of our assets, the significant remaining operating useful lives of such assets and the mobility and flexibility of our vessels. However, should losses continue for a period of time longer than we anticipate or the current operating environment deteriorates further, we would need to re-assess whether a triggering event has occurred.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for certain of our vessels and the average number and size of such vessels owned during the periods indicated. These new generation OSVs and double-hulled tank barges generate the vast majority of our revenues and operating profit. Excluded from the operating data below are the results of operations for our MPSVs, conventional vessels, our shore-base facility and vessel management services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Offshore Supply Vessels:
Average number of new generation OSVs (1)	51.0	49.5	51.0	49.0
Average number of active new generation OSVs (2)	40.1	42.1	38.4	41.3
Average new generation OSV fleet capacity (deadweight)	128,190	124,065	128,190	122,673
Average new generation vessel capacity (deadweight)	2,514	2,505	2,514	2,502
Average new generation OSV utilization rate (3)	67.9%	71.8%	63.5%	72.3%
Effective new generation OSV utilization rate (4)	86.3%	84.5%	84.4%	85.8%
Average new generation OSV dayrate (5)	$20,493	$23,874	$20,732	$21,946
Effective dayrate (6)	$13,915	$17,142	$13,165	$15,867
Tugs and Tank Barges:
Double-hulled tank barges:
Average number of tank barges (7)	9.0	9.0	9.0	9.0
Average fleet capacity (barrels)	884,621	884,621	884,621	884,621
Average barge capacity (barrels)	98,291	98,291	98,291	98,291
Average utilization rate (3)	90.6%	74.2%	86.5%	74.7%
Average dayrate (8)	$17,333	$18,708	$16,880	$17,262
Effective dayrate (6)	$15,704	$13,881	$14,601	$12,895

(1)	We owned 51 new generation OSVs as of June 30, 2011. Our average number of new generation OSVs for the three and six months ended June 30, 2010 reflect the deliveries of several vessels under our fourth OSV newbuild program. Excluded from this data are four multi-purpose support vessels that we own and were placed in service under our MPSV program on various dates from October 2008 to March 2010. Also excluded from this data is one stacked conventional OSV that we consider to be a non-core asset.
(2)	In response to weak market conditions, we may elect to stack certain of our new generation OSVs. Active new generation OSVs represent vessels that are fully crewed and immediately available for service during each respective period.
(3)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(4)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(5)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(6)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(7)	The operating data presented above reflects only the results from our nine double-hulled tank barges. Excluded from this data are 15 ocean-going tugs owned by the Company, six of which are currently stacked.
(8)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

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

The following table provides the detailed components of EBITDA as we define that term for the three and six months ended June 30, 2011 and 2010, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of EBITDA:
Net income (loss)	$(7,025)	$13,043	$(16,061)	$15,598
Interest expense, net
Debt obligations	14,998	14,274	29,914	25,931
Interest income	(240)	(155)	(419)	(249)

Total interest, net	14,758	14,119	29,495	25,682

Income tax expense (benefit)	(3,839)	7,612	(8,805)	9,146
Depreciation	15,320	14,731	30,529	28,263
Amortization	4,773	4,585	10,165	8,896

EBITDA	$23,987	$54,090	$45,323	$87,585

The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2011 and 2010, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EBITDA Reconciliation to GAAP:
EBITDA	$23,987	$54,090	$45,323	$87,585
Cash paid for deferred drydocking charges	(5,178)	(5,684)	(10,380)	(12,108)
Cash paid for interest	(11,531)	(11,289)	(21,848)	(22,316)
Cash paid for taxes	(123)	(1,628)	(499)	(2,354)
Changes in working capital	(3,924)	(5,448)	2,526	(2,761)
Stock-based compensation expense	1,725	2,254	3,926	4,612
Changes in other, net	(580)	(34)	709	(770)

Net cash flows provided by operating activities	$4,376	$32,261	$19,757	$51,888

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and six months ended June 30, 2011 and 2010, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense	$1,725	$2,254	$3,926	$4,612
Interest income	240	155	419	249

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

Summarized financial information concerning our reportable segments for the three months ended June 30, 2011 and 2010, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	$ Change	% Change
Revenues:
Upstream
Domestic	$35,188	$85,203	$(50,015)	(58.7)%
Foreign	32,774	15,295	17,479	>100.0

	67,962	100,498	(32,536)	(32.4)

Downstream
Domestic	10,705	10,342	363	3.5
Foreign (1)	2,150	1,045	1,105	>100.0

	12,855	11,387	1,468	12.9

	$80,817	$111,885	$(31,068)	(27.8)%

Operating expenses:
Upstream	$39,924	$40,105	$(181)	(0.5)%
Downstream	8,490	8,402	88	1.0

	$48,414	$48,507	$(93)	(0.2)%

Depreciation and amortization:
Upstream	$16,576	$16,067	$509	3.2%
Downstream	3,517	3,249	268	8.2

	$20,093	$19,316	$777	4.0%

General and administrative expenses:
Upstream	$7,611	$8,899	$(1,288)	(14.5)%
Downstream	886	741	145	19.6

	$8,497	$9,640	$(1,143)	(11.9)%

Gain (loss) on sale of assets:
Upstream	$—	$95	$(95)	(100.0)%
Downstream	—	—	—	—

	$—	$95	$(95)	(100.0)%

Operating income (loss):
Upstream	$3,851	$35,522	$(31,671)	(89.2)%
Downstream	(38)	(1,005)	967	96.2

	$3,813	$34,517	$(30,704)	(89.0)%

Interest expense	$14,998	$14,274	$724	5.1%

Interest income	$240	$155	$85	54.8%

Income tax expense (benefit)	$(3,839)	$7,612	$(11,451)	(>100.0)%

Net income (loss)	$(7,025)	$13,043	$(20,068)	(>100.0)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues. Revenues for the three months ended June 30, 2011 decreased by $31.1 million, or 27.8%, to $80.8 million compared to the same period in 2010 primarily due to the lack of drilling activity in the GoM, which led to our decision to stack certain new generation OSVs. Our weighted-average active operating fleet as of June 30, 2011 was approximately 62 vessels compared to 65 vessels as of June 30, 2010.

Revenues from our Upstream segment decreased by $32.5 million, or 32.4%, to $68.0 million for the three months ended June 30, 2011 compared to $100.5 million for the same period in 2010. These lower revenues primarily resulted from a decline in activity from new generation OSVs and MPSVs that were in-service during each of the quarters ended June 30, 2011 and 2010 and the stacking of certain new generation OSVs in response to regulatory-driven demand weakness in the GoM. These lower revenues were partially offset by incremental revenues related to vessels operating in Latin America. Our new generation OSV average dayrates were $20,493 for the second quarter of 2011 compared to $23,874 for the same period in 2010, a decrease of $3,381, or 14.2%. Our new generation OSV dayrates for the second quarter of 2010 were favorably impacted by non-recurring revenues for one of our specialty service vessels unrelated to the oil spill relief efforts in the GoM. Excluding these revenues, our new generation OSV dayrates would have been $20,628. Our new generation OSV utilization was 67.9% for the second quarter of 2011 compared to 71.8% for the same period in 2010. The decrease in utilization was largely due to having an average of 10.9 vessels stacked during the three months ended June 30, 2011 compared to an average of 7.4 stacked vessels during the prior-year period. Domestic revenues for our Upstream segment decreased $50.0 million during the three months ended June 30, 2011 due to reduced drilling activity in the GoM. Foreign revenues for our Upstream segment increased $17.5 million, or 114.3%, primarily due to an average of 11 additional vessels deployed to Latin America since June 30, 2010. Foreign revenues comprised 48.2% of our total Upstream revenues compared to 15.2% for the year-ago quarter. This trend of higher foreign revenues is expected to continue throughout the second half of 2011, particularly in recognition of the eight vessels that were recently awarded contracts in Latin America commencing during 2011.

Revenues from our Downstream segment increased by $1.5 million, or 12.9%, to $12.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This revenue increase was largely due to higher contract of affreightment (COA) dayrates and strong utilization for our clean petroleum product (CPP) barges in the Northeast U.S. market and, to a lesser extent, demand for our dirty petroleum (DPP) barges in the GoM. Our double-hulled tank barge average dayrates were $17,333 for the three months ended June 30, 2011, a decrease of $1,375, or 7.3%, from $18,708 for the same period in 2010. Tank barge dayrates in the prior-year quarter were favorably impacted by well-test services performed for an Upstream customer. Excluding the impact of the well-test project, dayrates would have been $17,547, for the prior-year quarter. Our double-hulled tank barge utilization was 90.6% for the second quarter of 2011 compared to 74.2% for the second quarter of 2010. Effective, or utilization-adjusted, dayates for our double-hulled tank barges were $15,704 for the three months ended June 30, 2011, which was $2,684, or 20.6%, higher than the prior-year quarter effective dayrates, as adjusted to exclude the 2010 well-test project.

Operating Expenses. Operating expenses for the three months ended June 30, 2011 decreased by $0.1 million, or 0.2%, to $48.4 million. This slight decrease was primarily associated with the reduction of our active operating fleet compared to the year-ago period.

Operating expenses for our Upstream segment were $39.9 million, a decrease of $0.2 million, or 0.5%, for the second quarter of 2011 compared to $40.1 million for the same period in 2010. Operating expenses for our Upstream segment were driven lower due to reduced activity for vessels that comprise our MPSV fleet and an increase in the average number of stacked new generation OSVs since late 2010. This favorable variance was partially offset by higher operating expenses for our vessels working in Latin America and costs incurred to pre-position additional vessels that are mobilizing for long-term contracts in Latin America, which are expected to commence during the second half of 2011.

Operating expenses for our Downstream segment were $8.5 million, an increase of $0.1 million, or 1.0%, for the three months ended June 30, 2011 compared to $8.4 million for the same period in 2010. The slight increase in operating expenses is largely the result of having a greater mix of Downstream vessels operating under COA agreements instead of time charters. Under COA arrangements, the vessel owner typically bears the cost of fuel. These increases were partially offset by reduced expenses associated with vessels that have been sold since June 30, 2010.

Depreciation and Amortization. Depreciation and amortization was $0.8 million higher for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to incremental depreciation expense related to vessels placed in service under our fourth OSV newbuild program and our MPSV program on various dates during 2010. Depreciation and amortization expense is expected to increase further when these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expenses. General and administrative expenses of $8.5 million, or 10.5% of revenues, decreased by $1.1 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This decrease in G&A expenses were primarily attributable to lower shoreside personnel expenses and a reduction in bad debt reserves. The reduction of bad debt reserves resulted from recent collections activity related to foreign customer billings and billings for oil spill remediation efforts in late 2010. Our general and administrative expenses are expected to remain in the approximate annual range of $35 million to $39 million for the year ending December 31, 2011.

Operating Income. Operating income decreased by $30.7 million to $3.8 million during the three months ended June 30, 2011 compared to the same period in 2010 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 5.7% for the three months ended June 30, 2011 compared to 35.3% for the same period in 2010.

Interest Expense. Interest expense increased $0.7 million during the three months ended June 30, 2011 compared to the same period in 2010. Lower capitalized interest from having fewer vessels under construction or conversion was the primary reason that our interest expense increased from the prior-year quarter. During the second quarter of 2011, we did not capitalize any construction period interest compared to capitalized interest of $0.8 million, or roughly 5% of our total interest costs, for the year-ago quarter.

Interest Income. Interest income increased $0.1 million during the three months ended June 30, 2011 compared to the same period in 2010. Our average cash balance increased to $141.8 million for the three months ended June 30, 2011 compared to $49.2 million for the same period in 2010. The average interest rate earned on our invested cash balances during the three months ended June 30, 2011 was approximately 0.5% compared to 0.8% for the same period in 2010.

Income Tax Expense (Benefit). Our effective tax rate was 35.3% and 36.9% for the three months ended June 30, 2011 and 2010, respectively. Our income tax expense (benefit) primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income (Loss). Operating performance decreased year-over-year by $20.1 million for a reported net loss of $7.0 million for the three months ended June 30, 2011. The net loss incurred for the second quarter of 2011 was primarily due to a decrease in operating income discussed above and a $0.6 million pre-tax increase in net interest expense.

Summarized financial information concerning our reportable segments for the six months ended June 30, 2011 and 2010, respectively, is shown below in the following table (in thousands, except percentage changes):

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	$ Change	% Change
Revenues:
Upstream
Domestic	$67,758	$149,429	$(81,671)	(54.7)%
Foreign	61,547	27,667	33,880	>100.0

	129,305	177,096	(47,791)	(27.0)

Downstream
Domestic	20,304	19,628	676	3.4
Foreign (1)	3,475	1,407	2,068	>100.0

	23,779	21,035	2,744	13.0

	$153,084	$198,131	$(45,047)	(22.7)%

Operating expenses:
Upstream	$74,138	$76,724	$(2,586)	(3.4)%
Downstream	15,898	16,115	(217)	(1.3)

	$90,036	$92,839	$(2,803)	(3.0)%

Depreciation and amortization:
Upstream	$33,771	$31,146	$2,625	8.4%
Downstream	6,923	6,013	910	15.1

	$40,694	$37,159	$3,535	9.5%

General and administrative expenses:
Upstream	$16,627	$17,130	$(503)	(2.9)%
Downstream	1,734	1,431	303	21.2

	$18,361	$18,561	$(200)	(1.1)%

Gain on sale of assets:
Upstream	$—	$615	$(615)	(100.0)%
Downstream	559	4	555	>100.0

	$559	$619	$(60)	(9.7)%

Operating income (loss):
Upstream	$4,769	$52,711	$(47,942)	(91.0)%
Downstream	(217)	(2,520)	2,303	(91.4)

	$4,552	$50,191	$(45,639)	(90.9)%

Interest expense	$29,914	$25,931	$3,983	15.4%

Interest income	$419	$249	$170	68.3%

Income tax expense (benefit)	$(8,805)	$9,146	$(17,951)	(>100.0)%

Net income (loss)	$(16,061)	$15,598	$(31,659)	(>100.0)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues. Revenues for the six months ended June 30, 2011 decreased by $45.0 million, or 22.7%, to $153.1 million compared to the same period in 2010 primarily due to the lack of drilling activity in the GoM, which led to our decision to stack certain new generation OSVs. Our weighted-average active operating fleet as of June 30, 2011 was approximately 60 vessels compared to 64 vessels as of June 30, 2010.

Revenues from our Upstream segment decreased by $47.8 million, or 27.0%, to $129.3 million for the six months ended June 30, 2011 compared to $177.1 million for the same period in 2010. These lower revenues primarily resulted from a decline in activity from new generation OSVs and MPSVs that were in-service during each of the quarters ended June 30, 2011 and 2010 and the stacking of certain new generation OSVs in primary response to regulatory-driven demand weakness in the GoM. These lower revenues were partially offset by incremental revenues related to vessels operating in Latin America and, to a lesser degree, contributions from vessels added to the Upstream fleet in 2010 through our fourth OSV newbuild program. Our new generation OSV average dayrates were $20,732 for the first six months of 2011 compared to $21,946 for the same period in 2010, a decrease of $1,214, or 5.5%. Our new generation OSV dayrates for the first six months of 2010 were favorably impacted by non-recurring revenues for one of our specialty service vessels unrelated to the oil spill relief efforts in the GoM. Excluding these revenues, our new generation OSV dayrates would have been $20,310, or 2.1% lower than the six months ended June 30, 2011. Our new generation OSV utilization was 63.5% for the first six months of 2011 compared to 72.3% for the same period in 2010. The decrease in utilization was largely due to having an average of 12.6 vessels stacked during the six months ended June 30, 2011 compared to an average of 7.7 stacked vessels during the prior-year period. Domestic revenues for our Upstream segment decreased $81.7 million during the six months ended June 30, 2011 due to reduced drilling activity in the GoM. Foreign revenues for our Upstream segment increased $33.9 million primarily due to an average of ten additional vessels deployed to Latin America since June 30, 2010. Foreign revenues comprised 47.6% of our total Upstream revenues compared to 15.6% for the first six months of 2010. This trend of higher foreign revenues is expected to continue throughout the second half of 2011, particularly in recognition of the eight vessels that were recently awarded contracts in Latin America commencing during 2011.

Revenues from our Downstream segment increased by $2.7 million, or 13.0%, to $23.8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This revenue increase was due to higher effective dayrates earned during the first six months of 2011 compared to the same period in 2010. Our double-hulled tank barge average dayrates were $16,880 for the six months ended June 30, 2011, a decrease of $382, or 2.2%, from $17,262 for the same period in 2010. Our double-hulled tank barge utilization was 86.5% for the first half of 2011 compared to 74.7% for the first half of 2010.

Operating Expenses. Operating expenses for the six months ended June 30, 2011 decreased by $2.8 million, or 3.0%, to $90.0 million. This decrease was primarily associated with the reduction of our active operating fleet compared to the year-ago period partially offset by higher operating costs for vessels operating in international regions.

Operating expenses for our Upstream segment were $74.1 million, a decrease of $2.6 million, or 3.4%, for the six months ended June 30, 2011 compared to $76.7 million for the same period in 2010. Operating expenses for our Upstream segment were driven lower by reduced activity for vessels that comprise our MPSV fleet and an increase in the average number of stacked new generation OSVs since late 2010. This favorable variance was partially offset by higher operating expenses for our vessels working in Latin America and incremental costs incurred for vessels that were placed in service during 2010 under our fourth OSV newbuild program.

Operating expenses for our Downstream segment were $15.9 million, a decrease of $0.2 million, or 1.3%, for the six months ended June 30, 2011 compared to $16.1 million for the same period in 2010. The decrease in operating expenses for the Downstream segment is attributable to the sale of seven vessels in our Downstream fleet since June 30, 2010.

Depreciation and Amortization. Depreciation and amortization was $3.5 million higher for the six months ended June 30, 2011 compared to the same period in 2010. This increase is primarily due to incremental depreciation expense related to vessels placed in service under our fourth OSV newbuild program and our MPSV program during 2010. In addition, amortization expense was higher in the current period for vessels undergoing their initial recertifications that have been placed in-service on various dates since 2008. Depreciation and amortization expense is expected to increase further as these and any other recently acquired and newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expenses. General and administrative expenses of $18.4 million, or 12.0% of revenues, decreased by $0.2 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This decrease in G&A expenses were primarily the result of lower personnel and stock-based compensation expense, which was partially offset by higher reserves associated with oil spill response-related receivables and a greater concentration of foreign-sourced customer billings. Our general and administrative expenses are expected to remain in the approximate annual range of $35 million to $39 million for the year ending December 31, 2011.

Gain on Sale of Assets. During the first six months of 2011, we sold four single-hulled tank barges for net cash proceeds of $2.1 million, which resulted in aggregate gains of approximately $0.6 million ($0.4 million after tax or $0.01 per diluted share). During the first six months of 2010, we sold one conventional OSV for net cash proceeds of $1.3 million and recorded a gain of approximately $0.5 million ($0.3 million after tax or $0.01 per diluted share).

Operating Income. Operating income decreased by $45.6 million to $4.6 million during the six months ended June 30, 2011 compared to the same period in 2010 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 3.7% for the six months ended June 30, 2011 compared to 29.8% for the same period in 2010.

Interest Expense. Interest expense increased $4.0 million during the six months ended June 30, 2011 compared to the same period in 2010. Lower capitalized interest from having fewer vessels under construction or conversion was the primary reason that our interest expense increased from the same period in 2010. During the first six months of 2011, we did not capitalize any construction period interest compared to capitalized interest of $3.4 million, or roughly 12% of our total interest costs, for the year-ago period.

Interest Income. Interest income increased $0.2 million during the six months ended June 30, 2011 compared to the same period in 2010. Our average cash balance increased to $140.4 million for the six months ended June 30, 2011 compared to $52.0 million for the same period in 2010. The average interest rate earned on our invested cash balances during the six months ended June 30, 2011 was approximately 0.5% compared to 0.8% for the same period in 2010.

Income Tax Expense (Benefit). Our effective tax rate was 35.4% and 37.0% for the six months ended June 30, 2011 and 2010, respectively. Our income tax expense (benefit) primarily consists of deferred taxes. Our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income (Loss). Operating performance decreased year-over-year by $31.7 million for a reported net loss of $16.1 million for the six months ended June 30, 2011. The net loss incurred for the first six months of 2011 was primarily due to a decrease in operating income discussed above and a $3.8 million pre-tax increase in net interest expense.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2011. While we have postponed required drydockings for some of our stacked vessels, we will be required to conduct any deferred drydockings prior to such vessels returning to service. The drydocking funds required to recertify currently stacked vessels will be dependent upon vessel class, certification requirements and the timing and sustainability of any market recovery.

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

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as an extended delay in returning to normal operating conditions following the de facto regulatory moratorium in the GoM, declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed in the Risk Factors in our Annual Report on Form 10-K or under the “Forward Looking Statements” discussed in this Quarterly Report on Form 10-Q, may affect our financial condition or results of operations. None of our funded debt instruments mature any sooner than November 2013; however, our currently undrawn revolving credit facility matures March 2013. Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. We currently expect to generate sufficient cash to re-pay our long-term debt upon maturity. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

As of June 30, 2011, we had total cash and cash equivalents of $136.5 million. Excluding any potential cash requirements for growth opportunities that may arise, our current cash on-hand and our internal cash projections indicate that our $250 million revolving credit facility will remain undrawn for the foreseeable future beyond 2011. As of June 30, 2011, we had a posted letter of credit for $0.9 million and have $249.1 million of credit available under our revolving credit facility, for all uses of proceeds, including working capital, if necessary.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $19.8 million for the six months ended June 30, 2011 and $51.9 million for the six months ended June 30, 2010. Operating cash flows for the first six months of 2011 were unfavorably affected by a decline in our weighted-average operating fleet and a decrease in demand for our Upstream equipment primarily due to regulatory-driven market weakness in the GoM.

Investing Activities. Net cash used in investing activities was $10.8 million for the six months ended June 30, 2011 and $51.9 million for the six months ended June 30, 2010. Cash utilized during the first six months of 2011 primarily consisted of capital improvements made to our operating fleet, which were partially offset by approximately $2.1 million in aggregate net cash proceeds from the sale of four single-hulled tank barges. Cash utilized during the first six months of 2010 primarily consisted of construction costs incurred for our newbuild and conversion programs, which were partially offset by approximately $1.5 million in aggregate net cash proceeds from the sale of one conventional OSV and other non-revenue generating equipment. Our fourth new generation OSV program and our MPSV program were completed during 2010.

Financing Activities. Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2011 and $0.7 million for the six months ended June 30, 2010. Net cash provided for six months ended June 30, 2010 and 2011 was comprised of deferred financing costs and net proceeds from common shares issued pursuant to our employee stock-based compensation plans.

Contractual Obligations

Debt

As of June 30, 2011, we had total debt of $764.3 million, net of original issue discount of $35.7 million. Our debt is comprised of $299.8 million of our 6.125% senior notes due 2014, or 2014 senior notes, $244.1 million of our 8.000% senior notes due 2017, or 2017 senior notes, and $220.5 million of our 1.625% convertible senior notes due 2026, or convertible senior notes. On March 14, 2011, we amended the credit agreement governing our $250 million revolving credit facility to adjust certain financial ratios and provide for additional new maintenance covenants. The revolving credit facility as of July 31, 2011 remains undrawn. The changes to our revolving credit facility were effective commencing with the fiscal quarter ended December 31, 2010. Other than these changes, all other definitions and substantive terms in our credit agreement governing our revolving credit facility were unchanged. For further information on our debt agreements, see Note 3 to our consolidated financial statements included herein. As of June 30, 2011, we were in compliance with all of our debt covenants.

The credit agreement governing our revolving credit facility and the indentures governing our 2014 senior notes and 2017 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our recently amended financial ratios for the quarterly compliance reporting period ended June 30, 2011, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. We continuously review our debt covenants and report our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance capital expenditures for the three and six months ended June 30, 2011 and 2010, and a forecast for fiscal 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2011
	2011	2010	2011	2010
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$5.2	$5.7	$10.4	$12.1	$24.7
Other vessel capital improvements (2)	2.4	1.0	6.4	4.6	18.7

	7.6	6.7	16.8	16.7	43.4

Other Capital Expenditures
Commercial-related vessel improvements (3)	2.2	14.7	5.8	16.2	24.3
Miscellaneous non-vessel additions (4)	0.3	0.9	0.7	1.3	2.7

	2.5	15.6	6.5	17.5	27.0

Total:	$10.1	$22.3	$23.3	$34.2	$70.4

(1)	Deferred drydocking charges for the full-year 2011 include the projected recertification costs for 17 OSVs, one MPSV, two tank barges and two tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications
(3)	Commercial-related vessel improvements include items, such as cranes, ROVs and other specialized vessel equipment, which costs are typically included in and offset by higher dayrates charged to customers.
(4)	Non-vessel capital expenditures are primarily related to information technology and shore-side support initiatives.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” or “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of the de facto regulatory moratorium on the issuance of drilling and other permits in the GoM due to government regulations. Future results may also be impacted by proposed federal legislation or regulations that are being and may yet be implemented in response to the Deepwater Horizon event, as well as the outcome of pending litigation brought by environmental groups challenging recent exploration plans approved by the DOI. Such legislation, regulations or litigation could further aggravate a number of other existing risks, uncertainties and assumptions, including, without limitation: less than anticipated success in marketing and operating the Company’s MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties imposed by foreign customers; further weakening of demand for the Company’s services; the inability to effectively curtail operating expenses from stacked vessels; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; further reductions in capital spending budgets by customers; declines in oil and natural gas prices; increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; the inability to effectively compete in or operate in international markets; less than anticipated subsea infrastructure demand activity in the U.S. Gulf of Mexico and other markets; the level of fleet additions by competitors that could result in over capacity; economic and political risks, including the recent unrest in the Middle East; weather related risks; the inability to attract and retain qualified personnel; regulatory risks; the repeal or administrative weakening of the Jones Act, including any changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements, including any such laws or regulations that may arise as a result of the de facto regulatory moratorium or as a result of the oil spill disaster in the Gulf of Mexico; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Quarterly Report on Form 10-Q as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website www.hornbeckoffshore.com.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A—Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Removed and Reserved

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

Exhibit Number		Description of Exhibit
4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.11	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.12	—	Specimen 8% Series B Senior Note due 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

*10.1	—	Employment Agreement dated effective January 1, 2011 by and between Samuel A. Giberga and the Company.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 9, 2011	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer