Form 10-Q
period 2012-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2012-05-07
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2012 was 35,307,581.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

i

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$452,615	$356,849
Accounts receivable, net of allowance for doubtful accounts of $1,267 and $1,253, respectively	91,182	85,629
Other current assets	26,799	26,087

Total current assets	570,596	468,565

Property, plant and equipment, net	1,635,691	1,605,785
Deferred charges, net	57,780	47,781
Other assets	13,985	14,215

Total assets	$2,278,052	$2,136,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,502	$36,708
Accrued interest	5,461	8,955
Accrued payroll and benefits	8,233	12,781
Deferred revenue	3,309	1,774
Current portion of long-term debt, net of original issue discount of $29	47,766	—
Other accrued liabilities	16,641	7,131

Total current liabilities	121,912	67,349
Long-term debt, net of original issue discount of $25,907 and $29,352, respectively	849,093	770,648
Deferred tax liabilities, net	226,288	223,678
Other liabilities	1,488	1,683

Total liabilities	1,198,781	1,063,358

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,296 and 35,013 shares issued and outstanding, respectively	353	350
Additional paid-in-capital	649,237	649,644
Retained earnings	429,380	423,073
Accumulated other comprehensive income (loss)	301	(79)

Total stockholders’ equity	1,079,271	1,072,988

Total liabilities and stockholders’ equity	$2,278,052	$2,136,346

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues	$119,973	$72,267
Costs and expenses:
Operating expenses	59,209	41,622
Depreciation	15,082	15,209
Amortization	5,917	5,392
General and administrative expenses	11,126	9,864

	91,334	72,087

Gain on sale of assets	8	559

Operating income	28,647	739
Other income (expense):
Loss on early extinguishment of debt	(5,193)	—
Interest income	553	179
Interest expense	(13,932)	(14,916)
Other income (expense), net	105	(4)

	(18,467)	(14,741)

Income (loss) before income taxes	10,180	(14,002)
Income tax expense (benefit)	3,873	(4,966)

Net income (loss)	$6,307	$(9,036)

Basic earnings (loss) per common share	$0.18	$(0.34)

Diluted earnings (loss) per common share	$0.18	$(0.34)

Weighted average basic shares outstanding	35,132	26,719

Weighted average diluted shares outstanding	36,009	26,719

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net income (loss)	$6,307	$(9,036)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	380	17

Total comprehensive income (loss)	$6,687	$(9,019)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,307	$(9,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,082	15,209
Amortization	5,917	5,392
Stock-based compensation expense	2,250	2,201
Loss on early extinguishment of debt	5,193	—
Provision for bad debts	14	1,848
Deferred tax expense (benefit)	3,727	(5,050)
Amortization of deferred financing costs	4,136	3,959
Gain on sale of assets	(8)	(559)
Changes in operating assets and liabilities:
Accounts receivable	(5,567)	8,460
Other receivables and current assets	(1,857)	(6,023)
Deferred drydocking charges	(8,159)	(5,202)
Accounts payable	539	2,726
Accrued liabilities and other liabilities	2,354	853
Accrued interest	(3,492)	603

Net cash provided by operating activities	26,436	15,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	(38,508)	—
Net proceeds from sale of assets	8	2,055
Vessel capital expenditures	(5,864)	(7,598)
Non-vessel capital expenditures	(501)	(357)

Net cash used in investing activities	(44,865)	(5,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(252,205)	—
Proceeds from the issuance of senior notes	375,000	—
Redemption premium on the retirement of debt	(3,204)	—
Payments for public offerings of common stock	(179)	—
Deferred financing costs	(6,861)	(455)
Net cash proceeds from other shares issued	1,264	497

Net cash provided by financing activities	113,815	42

Effects of exchange rate changes on cash	380	17

Net increase in cash and cash equivalents	95,766	9,540
Cash and cash equivalents at beginning of period	356,849	126,966

Cash and cash equivalents at end of period	$452,615	$136,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$14,756	$10,318

Cash paid for income taxes	$532	$376

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$6,307	$(9,036)

Weighted average number of shares of common stock outstanding	35,132	26,719
Add: Net effect of dilutive stock options, unvested restricted stock or stock related to convertible debt (1)(2)(3)	877	—

Adjusted weighted average number of shares of common stock outstanding	36,009	26,719

Earnings per common share:
Basic	$0.18	$(0.34)

Diluted	$0.18	$(0.34)

(1)	For the three months ended March 31, 2012, the Company had no anti-dilutive stock options. Due to a net loss, the Company excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,133 shares of common stock for the three months ended March 31, 2011, because the effect was anti-dilutive. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
(2)	As of March 31, 2012 and 2011, the 1.625% convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes, which is $62.59 per share.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 4 to these financial statements for further information regarding certain of the Company’s restricted stock.

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2012	December 31, 2011
6.125% senior notes due 2014, net of original issue discount of $29 and $215 (1)	$47,766	$299,785
8.000% senior notes due 2017, net of original issue discount of $5,377 and $5,571	244,623	244,429
5.875% senior notes due 2020	375,000	—
1.625% convertible senior notes due 2026, net of original issue discount of $20,530 and $23,566 (2)	229,470	226,434
Revolving credit facility due 2016	—	—

	896,859	770,648
Less current maturities	47,766	—

	$849,093	$770,648

(1)	On April 30, 2012, the remaining 6.125% senior notes were redeemed.
(2)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013.

The Company’s 6.125% senior notes due 2014, or 2014 senior notes, had semi-annual cash interest payments of $9.2 million due and payable each June 1 and December 1, prior to the repurchase and redemption of such notes in March and April 2012, respectively, as discussed below. The Company’s 8.000% senior notes due 2017, or 2017 senior notes, have semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1. The Company’s 1.625% convertible senior notes due 2026, or convertible senior notes, have semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Subject to certain conversion and redemption features of the convertible senior notes, holders of such notes may require the Company to purchase all or a portion of their notes on each of November 15, 2013, November 15, 2016 and November 15, 2021. Conversely, the Company may also redeem all or a portion of the convertible senior notes on such dates.

On March 2, 2012, the Company commenced a cash tender offer for all of the outstanding $300.0 million aggregate principal amount of its 6.125% senior notes due 2014. Senior notes totaling approximately $252.2 million, or approximately 84% of the notes outstanding, were validly tendered during the designated tender period and were repurchased. The remaining $47.8 million of 2014 senior notes were redeemed at 101.021% of par on April 30, 2012. A loss on early extinguishment of debt for the 2014 senior notes of approximately $5.2 million was recorded during first quarter of 2012 and includes the tender offer costs, an allocable portion of the write off of unamortized financing costs and original issue discount, and a bond redemption premium. A loss on early extinguishment of debt of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $0.8 million will be recorded during the second quarter 2012 for those costs allocable to the 2014 senior notes redeemed on April 30, 2012.

On March 2, 2012, the Company issued $375.0 million in aggregate principal amount of 5.875% senior notes due 2020, or 2020 senior notes. The net proceeds to the Company from the offering were approximately $367.4 million, net of estimated transaction costs. The Company used $259.9 million of proceeds on March 16, 2012 to repurchase approximately 84% of the outstanding 2014 senior notes pursuant to its tender offer noted above. The Company used $49.5 million of proceeds on April 30, 2012 to redeem the remaining 16% of the outstanding 2014 senior notes pursuant to the redemption noted above. The remaining proceeds are available for general corporate purposes, which may include funding for the acquisition, construction or retrofit of vessels. The 2020 senior notes mature on April 1, 2020 and require semi-annual interest payments at an annual rate of 5.875% on April 1 and October 1 of each year until maturity. The effective interest rate on the new senior notes is 6.08%. No principal payments are due until maturity. The 2020 senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The 2020 senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the 2020 senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the 2020 senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 2020 senior notes. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

On November 2, 2011, the Company amended and restated its revolving credit facility, which favorably adjusted certain financial ratios, provided new maintenance covenants, increased its borrowing base to $300.0 million and included an accordion feature that allows for the potential expansion of the facility up to an aggregate of $500.0 million. The amended facility extended the maturity from March 2013 to November 2016.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2012, there were no amounts drawn under the Company’s revolving credit facility and $0.9 million posted as a letter of credit. As of March 31, 2012, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all uses of proceeds, including working capital, if necessary.

The Company estimates the fair value of its 2014 senior notes, 2017 senior notes, its 2020 senior notes and its convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $922.8 million, $896.9 million and $963.8 million, respectively, as of March 31, 2012. Given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy. This fair value estimate has not been comprehensively revalued for purposes of these consolidated financial statements since the valuation date and current estimates of fair value may differ significantly.

Capitalized Interest

During the three months ended March 31, 2012 and 2011, the Company capitalized approximately $1.5 million of interest costs related to the construction of vessels. No such interest was capitalized during the same period in 2011.

4. Incentive Compensation

Stock-Based Incentive Compensation Plan

The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors.

During the three months ended March 31, 2012, the Company granted cash-settled restricted stock units, time-based restricted stock and performance-based restricted stock. Time-based restricted stock was granted to executive officers and directors of the Company. Cash-settled phantom restricted stock units were granted to executive officers and certain shore-side employees of the Company.

Performance-based restricted stock was granted to executive officers of the Company. The shares to be received under the performance-based restricted stock are calculated based on the Company’s performance compared to three pre-determined criteria, as defined by the restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 100% of the Company’s awards depending on the Company’s performance. During the three months ended March 31, 2012, the Company granted 195,372 time-based restricted stock and performance-based restricted stock and 137,358 cash-settled phantom restricted stock units. The cash-settled phantom

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash.

Compensation expense related to 2012 restricted stock grants is recognized over the three-year service period. The fair value of the Company’s performance-based restricted stock, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock and cash-settled phantom restricted stock, is amortized over a vesting period of up to three years, as applicable, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition to the restricted stock granted in 2012, the Company granted performance-based and time-based restricted stock in 2009, 2010 and 2011 as well as stock options in 2011. During the three months ended March 31, 2012, the Company issued 283,127 shares, in the aggregate, of stock that vested pursuant to share-based compensation grants from such prior periods.

The stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2012	2011
Income before taxes	$2,250	$2,201

Net income	$1,395	$1,415

Earnings per common share:
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

In addition, the Company capitalized approximately $0.1 million of stock-based compensation expense that related directly to newbuild construction programs for the three months ended March 31, 2012. No such stock-based compensation expense was capitalized during the three months ended March 31, 2011.

5. Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position, results of operations, or cash flows.

The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third-party liabilities and pollution claims that relate to vessel

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2012 and 2011, the terms of entry with the P&I Club for the Downstream segment contained an annual aggregate deductible (AAD) for which the Company remains responsible. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Although revisions to such estimates have historically not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

During 2010 and 2011, the Company mobilized 12 vessels, in the aggregate, to Brazil to operate under long-term contracts for Petrobras. These vessels required a significant amount of modifications to comply with requirements of the contracts. The Company has been assessed penalties by Petrobras for late-deliveries. In addition, these vessel charters with Petrobras include limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $8.0 million. The Company disagrees with a majority of these assessments. In addition, the Company also has claims against Petrobras for their contributory actions related to the vessels’ late deliveries. Such claims exceed the maximum exposure noted above. The Company is not able to predict the ultimate outcome of these claims and counterclaims with Petrobras as of March 31, 2012. While the Company cannot currently estimate the amounts or timing of the resolution of these matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have material impact on its interim or annual results of operations.

6. Segment Information

The Company provides marine transportation and logistics services through two business segments. The Company primarily operates new generation OSVs and MPSVs in the U.S. Gulf of Mexico, or GoM, other U.S. coastlines, Latin America and the Middle East and operates a shore-base facility in Port Fourchon, Louisiana through its Upstream segment. The OSVs, MPSVs and the shore-base facility principally support complex exploration and production projects by transporting cargo to offshore drilling rigs and production facilities and provide support for oilfield and non-oilfield specialty services, including military applications. The Downstream segment operates ocean-going tugs and tank barges primarily in the northeastern United States, the GoM, the Great Lakes and Puerto Rico. The ocean-going tugs and tank barges provide coastwise transportation of refined and bunker grade petroleum products, as well as non-traditional downstream services, such as support of deepwater well testing and other specialty applications for the Company’s Upstream customers.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three months ended March 31, 2012 and 2011, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Upstream
Domestic	$56,727	$32,570
Foreign (1)	51,166	28,773

	107,893	61,343

Downstream
Domestic	9,844	9,599
Foreign (1)(2)	2,236	1,325

	12,080	10,924

Total	$119,973	$72,267

Operating expenses:
Upstream	$52,127	$34,214
Downstream	7,082	7,408

Total	$59,209	$41,622

Depreciation:
Upstream	$12,960	$13,092
Downstream	2,122	2,117

Total	$15,082	$15,209

Amortization:
Upstream	$4,237	$4,103
Downstream	1,680	1,289

Total	$5,917	$5,392

General and administrative expenses:
Upstream	$10,258	$9,016
Downstream	868	848

Total	$11,126	$9,864

Gain on sale of assets:
Upstream	$8	$—
Downstream	—	559

Total	$8	$559

Operating income (loss):
Upstream	$28,319	$918
Downstream	328	(179)

Total	$28,647	$739

Capital expenditures:
Upstream	$44,536	$6,948
Downstream	30	758
Corporate	307	249

Total	$44,873	$7,955

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2012	As of December 31, 2011
Identifiable Assets:
Upstream	$2,054,235	$1,915,137
Downstream	197,342	197,876
Corporate	26,475	23,333

Total	$2,278,052	$2,136,346

Long-Lived Assets:
Upstream
Domestic	$877,883	$965,535
Foreign (1)	579,664	460,099

	1,457,547	1,425,634
Downstream
Domestic	144,397	146,027
Foreign (1) (2)	28,023	28,344

	172,420	174,371
Corporate	5,724	5,780

Total	$1,635,691	$1,605,785

(1)	The Company’s vessels conduct operations in international areas from time to time. Vessels will routinely move to and from domestic and international operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of March 31, 2012 and December 31, 2011, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2011. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, we rely on and refer to information regarding our industry from the EIA and IHS-Petrodata, Inc. These organizations are not affiliated with us and are not aware of and have not consented to being named in this Quarterly Report on Form 10-Q. We believe this information is reliable. In addition, in many cases we have made statements in this Quarterly Report on Form 10-Q regarding our industry and our position in the industry based on our experience in the industry and our own evaluation of market conditions.

General

Our Upstream Segment

The OSV market is expanding globally. Generally, offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 73 floating rigs under construction or on order on April 30, 2012 and, as of that date, there were options outstanding to build 23 additional floating rigs and 19 units announced but yet to be contracted with shipyards. In addition, on that date, there were 83 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 28 additional high-spec jack-up rigs and three units announced but not yet contracted with shipyards. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Generally, more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. Moreover, in Brazil, transit times for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.

Presently, our operations are conducted in three primary geographic regions comprised of the GoM, Brazil and Mexico. Descriptions of these three regions are included below.

GoM. The GoM continues to be considered a world-class basin by exploration and production companies. The EIA estimates that the GoM contains 68 billion barrels of recoverable oil equivalent utilizing existing technologies. According to IHS-Petrodata, the number of floating rigs available in the GoM region is currently 34 and remains unchanged from the pre-Macondo level of 34, because the 15 floaters that either left the region or were stacked, have since been replaced by 15 similar or more advanced rigs. During the first ten months of 2011, there was a gradual improvement in the number of incremental deepwater well permits issued per month, which increased from two in January 2011 to a high of 17 in October 2011. Permit approvals slowed again late in the fourth quarter of 2011. In January of 2012, the rate of deepwater drilling permit approvals was less than half of the average approval rate over the pre-Macondo five-year period. However, BSEE issued 26 deepwater permits in February 2012, which is believed to be the highest number of permits issued in a single month since early 2006. We anticipate that the pace of permit issuance will be uneven for some time to come. Of the 34 rigs available in the GoM, 26 were actively drilling as of April 30, 2012. For the five pre-Macondo years of 2005 through 2009, the historical average level of floating rigs actively drilling was 29 rigs with a peak of 35 rigs. We expect that floating rig growth in the GoM will continue to be driven by demand in the deepwater and ultra-deepwater, primarily in water depths greater than 3,000 feet.

Due to a limited supply of high-spec U.S.-flagged vessels in the GoM and a substantial increase in deepwater drilling permits issued in September and October 2011 and February 2012, we observed improvement in dayrates and utilization for our vessels commencing late in the third quarter of 2011, which continued through the first quarter of 2012. Leading-edge spot market OSV dayrates in the GoM for our 240 and 265 class DP-2 equipment have been in the $30,000 to $36,000 range, which are roughly double the levels experienced in early 2011. Whether these rates can be sustained will depend, among other things, on the future pace of permitting in the GoM. Since February 2011, we have reactivated 12 new generation OSVs that were stacked in response to the drilling moratorium. Fleetwide effective, or utilization-adjusted, dayrates for our new generation OSVs increased about $5,800, or 47%, from $12,396 for the first quarter of 2011 to $18,182 for the first quarter of 2012. During the quarter ended March 31, 2012, we had an average stacked new generation OSV fleet of 4.2 vessels compared to 14.4 vessels for the same period in 2011. We now have only three DP-1 new generation OSVs stacked. Given the recent improvement in market conditions, our three remaining stacked new generation OSVs are expected to be re-activated for service in the GoM during the third quarter of 2012, provided that we are able to re-crew such vessels and complete any required drydocking activities within that timeframe. The recovery in the GoM may also be adversely affected by an increasing shortage of and competition for qualified mariners. This shortage is being exacerbated by customer and regulatory driven requirements that increase the manning levels on many vessels, including drilling units that operate in the GoM. We expect that our labor costs, which comprise the highest portion of our operating costs, will increase due to this mariner shortage. To address intense competition for mariners, we increased our Upstream crew wages in April 2012 by roughly $5.0 million per quarter or $15.0 million, in the aggregate, for the last three quarters of 2012. We would expect these increased wage levels to continue into 2013 and beyond.

Brazil. Brazil is experiencing a dramatic increase in activity related to its large pre-salt oilfield basins. This increase in activity is driven primarily by the state-owned oil company, Petroleo Brasileiro S.A., or Petrobras, and other producers, including BP p.l.c., Chevron Corporation, Exxon Mobil Corporation, OGX Petroleo e Gas Participacoes and Royal Dutch Shell plc. Petrobras has publicly announced plans to spend approximately $128 billion on exploration and production activities from 2011 through 2015 and has stated that its offshore supply vessel needs could increase from approximately 290 in 2010 to nearly 480 in 2015. Brazilian operators plan to add five new floating rigs by the end of 2012. Since the beginning of 2010, we have increased our presence in Brazil from zero to a high of 14 vessels. Currently, we have 12 vessels working in Brazil under long-term contracts for Petrobras. We expect to continue to actively bid additional vessels into Brazil. Despite the emerging importance of Brazil as a long-term deepwater drilling market, we are experiencing high operating costs as well as regulatory complexity and bureaucratic inefficiency there, which impact our ability to generate operating margins commensurate with those we have historically generated in the GoM. Moreover, Petrobras is the single largest consumer of our services in Brazil and, for 2011, the Company overall. As is typical with large state-owned national oil companies, contracts with Petrobras are onerous and contain multiple provisions that allow Petrobras to impose penalties and deduct payments for performance issues even if we disagree with the basis of those penalties or deductions. Petrobras has exercised these kinds of measures in our contract and we expect that we will continue to confront similar issues with Petrobras going forward. In addition to regulatory complexity and the inherent difficulties associated with the Petrobras contracting regime, there is an acute shortage of mariners in Brazil, which we are required by law to employ on our vessels. This shortage is a significant contributor to escalating costs in Brazil and could present a barrier to our growth in that market.

Mexico. The primary customer in the Mexican market is the state-owned oil company, PEMEX. The Cantarell field, which according to the EIA is PEMEX’s largest offshore oil field, has declined from approximately 2.14 million barrels per day to 500,000 barrels per day. In 2010, 54% of Mexico’s total crude oil production came from the Cantarell field and the Ku-Maloob-Zaap field, both of which are located in the Bay of Campeche. In its July 2011 Outlook, PEMEX highlighted that 60% of its prospective resources, or 29.5 billion barrels of oil equivalent, are in the deepwater Gulf of Mexico. However, in order to develop this resource, PEMEX will likely need to tap the expertise of non-Mexican international oil companies. Under Article 27 of the Mexican constitution, private persons or companies (other than the state-owned PEMEX) are not allowed to carry out the exploration for petroleum, and solid, liquid, or gaseous hydrocarbons. As a result, while we believe that Mexico could develop into a large market for deepwater activity, we do not expect this to occur until the Mexican government has found a solution to their constitutional constraints. Currently, there are four floating rigs and 24 jack-up rigs drilling offshore Mexico. PEMEX has announced that there are no plans to add another floating rig, however three more high-spec jack-up rigs will be added.

We began working in Mexico in 2002 and currently have seven vessels working there under long-term contracts and two vessels working under spot contracts. We will continue to actively bid additional vessels into Mexico as tenders are issued by PEMEX.

As of April 30, 2012 we currently have nearly 60% of our new generation OSV vessel-days contracted for the remainder of 2012, with 20 vessels contracted through at least the end of the year. Our forward OSV contract coverage for 2013 currently stands at 27%. Our MPSV contract coverage for the remainder of 2012 has also strengthened as a result of the improving market conditions in the GoM. On the strength of two long-term contracts awarded to our MPSVs during 2011 and recent spot market activity, MPSV utilization increased from 13% for the first quarter of 2011 to 88% for the first quarter of 2012, and contract coverage for 2012 and 2013 is currently 66% and 40%, respectively.

A sustained market recovery will depend upon several factors outside of our control including 1) the ability of operators and drilling contractors to comply with the new regulatory rules; 2) the pace at which regulators approve plans and permit applications required by operators to drill; 3) the content of additional as yet unpromulgated rules that are expected to be issued; 4) the outcome of pending litigation brought by environmental groups challenging recent exploration plans approved by the DOI and 5) general economic conditions.

All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for five foreign-flagged new generation OSVs, two foreign-flagged well stimulation vessels and two foreign-flagged MPSVs. As of March 31, 2012, our 48 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	21
Other U.S. coastlines (1)	5

26

Foreign
Brazil	14
Mexico	9
Other Latin America	1
Middle East	2

26

Total Upstream Vessels (2)	52

(1)	Includes vessels that are currently supporting the military.
(2)	Excluded from this table are three of our new generation OSVs and one conventional OSV that were stacked as of March 31, 2012. We expect the three remaining new generation OSVs that are stacked to be re-activated during the third quarter of 2012, provided that we can re-crew such vessels and complete required regulatory drydockings within that timeframe.

Our Downstream Segment

As of March 31, 2012, our Downstream fleet was comprised of nine double-hulled tank barges and 15 ocean-going tugs, six of which are older, lower-horsepower tugs that are stacked. The prolonged weakness in the overall economy, which has impacted our Downstream segment since 2008, continues to adversely impact demand for Downstream equipment. Although Downstream results for the first quarter improved from the prior year, recent dayrate trends are well below the Downstream dayrates that existed from 2006 to 2008. We anticipate that the current market conditions for our Downstream vessels will continue throughout 2012. With the protracted weak demand for tugs and tank barges coupled with the expansion of our Upstream fleet, we expect our Downstream segment to continue to represent a much smaller portion of our consolidated operating results compared to historical trends.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services. Since our MPSVs are relatively new, we have not had the opportunity to have all four MPSVs working in a non-moratorium (de facto or otherwise) market environment or to fully develop the market’s understanding of their capabilities and various service offerings. This makes it difficult to predict the dayrate and utilization profile of these MPSVs under normal operating conditions and, therefore, the income generating potential that these MPSVs could have on our results of operations. Nevertheless, due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a significant impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

	Three Months Ended March 31,
	2012	2011
Upstream:
New Generation Offshore Supply Vessels:
Average number of new generation OSVs (1)	51.0	51.0
Average number of active new generation OSVs (2)	46.8	36.6
Average new generation OSV fleet capacity (DWT)	128,190	128,190
Average new generation vessel capacity (DWT)	2,514	2,514
Average new generation OSV utilization rate (3)	81.1%	59.0%
Effective new generation OSV utilization rate (4)	88.6%	82.2%
Average new generation OSV dayrate (5)	$22,419	$21,011
Effective dayrate (6)	$18,182	$12,396
Downstream:
Double-hulled tank barges:
Average number of tank barges (7)	9.0	9.0
Average fleet capacity (barrels)	884,621	884,621
Average barge capacity (barrels)	98,291	98,291
Average utilization rate (3)	85.4%	82.3%
Average dayrate (8)	$17,271	$16,377
Effective dayrate (6)	$14,749	$13,478

(1)	We owned 51 new generation OSVs as of March 31, 2012. Excluded from this data is one stacked conventional OSV that we consider to be a non-core asset.
(2)	In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2010 and 2011. Based on improved market conditions, we had re-activated 12 new generation OSVs as of March 31, 2012. We plan to unstack the remaining three vessels during the third quarter of 2012, provided that we are able to re-crew such vessels and complete any required drydocking activities within that timeframe. Active new generation OSVs represent vessels that are immediately available for service during each respective period.
(3)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(4)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(5)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(6)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(7)	Other operating data for tugs and tank barges reflects our active Downstream fleet of nine double-hulled barges and nine ocean-going tugs. We also own six older, lower-horsepower tugs, which we consider to be non-core assets and are marketed for sale. We previously owned a fleet of single-hulled tank barges; however, all of those vessels have been sold as they were also considered non-core assets.

(8)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

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

The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2012 and 2011, respectively (in thousands).

	Three Months Ended March 31,
	2012	2011
Components of EBITDA:
Net income (loss)	$6,307	$(9,036)
Interest expense, net
Debt obligations	13,932	14,916
Interest income	(553)	(179)

Total interest, net	13,379	14,737

Income tax expense (benefit)	3,873	(4,966)
Depreciation	15,082	15,209
Amortization	5,917	5,392

EBITDA	$44,558	$21,336

The following table reconciles EBITDA to cash flows provided by operating activities for the three and months ended March 31, 2012 and 2011, respectively (in thousands).

	Three Months Ended March 31,
	2012	2011
EBITDA Reconciliation to GAAP:
EBITDA	$44,558	$21,336
Cash paid for deferred drydocking charges	(8,159)	(5,202)
Cash paid for interest	(14,756)	(10,318)
Cash paid for taxes .	(532)	(376)
Changes in working capital	(2,124)	6,450
‘Stock-based compensation expense	2,250	2,201
Loss on early extinguishment of debt	5,193	—
Changes in other, net	6	1,290

Net cash flows provided by operating activities	$26,436	$15,381

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2012 and 2011, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2012	2011
Loss on early extinguishment of debt	$5,193	$—
Stock-based compensation expense	2,250	2,201
Interest income	553	179

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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2012 and 2011, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$ Change	% Change
Revenues:
Upstream
Domestic	$56,727	$32,570	$24,157	74.2%
Foreign	51,166	28,773	22,393	77.8

	107,893	61,343	46,550	75.9

Downstream
Domestic	9,844	9,599	245	2.6
Foreign (1)	2,236	1,325	911	68.8

	12,080	10,924	1,156	10.6

	$119,973	$72,267	$47,706	66.0%

Operating expenses:
Upstream	$52,127	$34,214	$17,913	52.4%
Downstream	7,082	7,408	(326)	(4.4)

	$59,209	$41,622	$17,587	42.3%

Depreciation and amortization:
Upstream	$17,197	$17,195	$2	0.0%
Downstream	3,802	3,406	396	11.6

	$20,999	$20,601	$398	1.9%

General and administrative expenses:
Upstream	$10,258	$9,016	$1,242	13.8%
Downstream	868	848	20	2.4

	$11,126	$9,864	$1,262	12.8%

Gain on sale of assets:
Upstream	$8	$—	$8	100.0%
Downstream	—	559	(559)	(100.0)

	$8	$559	$(551)	(98.6)%

Operating income (loss):
Upstream	$28,319	$918	$27,401	>100.0%
Downstream	328	(179)	507	>100.0

	$28,647	$739	$27,908	>100.0%

Loss on early extinguishment of debt	$5,193	$—	$5,193	>100.0%

Interest expense	$13,932	$14,916	$(984)	(6.6)%

Interest income	$553	$179	$374	>100.0%

Income tax expense (benefit)	$3,873	$(4,966)	$8,839	>100.0%

Net income (loss)	$6,307	$(9,036)	$15,343	>100.0%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues for the three months ended March 31, 2012 increased by $47.7 million, or 66.0%, to $120.0 million compared to the same period in 2011 primarily due to improved Upstream market conditions, which resulted in the re-activation of 12 vessels since March 2011. Our weighted-average active operating fleet for the three months ended March 31, 2012 was 69 vessels compared to 59 during the same period in 2011.

Revenues from our Upstream segment increased by $46.6 million, or 75.9%, to $107.9 million for the three months ended March 31, 2012 compared to $61.3 million for the same period in 2011. Our higher Upstream revenues primarily resulted from increased demand for our MPSVs, improved OSV market conditions which led to our decision to re-activate 12 new generation OSVs that were stacked, and to a lesser extent, incremental revenues earned by vessels operating in Latin America. Our new generation OSV average dayrates were $22,419 for the first quarter of 2012 compared to $21,011 for the same period in 2011, an increase of $1,408, or 6.7%. Our new generation OSV utilization was 81.1% for the first quarter of 2012 compared to 59.0% for the same period in 2011. Our new generation OSV utilization for the first quarter of 2012 was favorably impacted by the re-activation of 12 stacked OSVs. Our vessel count included an average of 4.2 stacked vessels during the three months ended March 31, 2012 compared to an average of 14.4 stacked vessels during the prior-year period. Domestic revenues for our Upstream segment increased $24.2 million during the three months ended March 31, 2012 due to improved spot market activity in the GoM. Foreign revenues for our Upstream segment increased $22.4 million, or 77.8%, primarily due to an average of nine additional vessels deployed to Latin America since March 31, 2011, two of which have since returned to the GoM. Foreign revenues comprised 47.5% of our total Upstream revenues compared to 47.0% for the year-ago quarter.

Revenues from our Downstream segment increased by $1.2 million, or 10.6%, to $12.1 million for the three months ended March 31, 2012 compared to the year-ago quarter. This revenue increase was largely due to slightly improved market conditions in the Northeast along with fewer days out-of-service for regulatory drydocking during the first quarter of 2012 compared to the prior-year quarter. Our double-hulled tank barge average dayrates were $17,271 for the three months ended March 31, 2012, an increase of $894, or 5.5%, from $16,377 for the same period in 2011. Tank barge dayrates for the current-year quarter were favorably impacted by a demobilization fee we earned from an Upstream customer. Excluding the impact of this demobilization fee, dayrates would have been $16,636, for the first quarter of 2012, which was in-line with prior-year quarter levels. Our double-hulled tank barge utilization was 85.4% for the first quarter of 2012 compared to 82.3% for the first quarter of 2011. Effective, or utilization-adjusted, dayates for our double-hulled tank barges were $14,207 for the three months ended March 31, 2012, which was $729, or 5.4%, higher than the prior-year quarter effective dayrates, as adjusted to exclude the 2012 demobilization fee.

Operating expenses. Operating expenses for the three months ended March 31, 2012 increased by $17.6 million, or 42.3%, to $59.2 million. This increase was primarily associated with the increase of our active operating fleet compared to the year-ago quarter and higher operating costs for vessels operating in international regions.

Operating expenses for our Upstream segment were $52.1 million, an increase of $17.9 million, or 52.3%, for the first quarter of 2012 compared to $34.2 million for the same period in

2011. Operating expenses for our Upstream segment were driven higher by increased operating expenses for our vessels that have been reactivated since the first quarter of 2011 and, to a lesser extent, the higher cost structure for our vessels operating in Latin America. In recognition of recent market-driven mariner wage increases, our Upstream operating expenses for the last three quarters of 2012 are expected to be roughly $14 million to $15 million higher than originally planned.

Operating expenses for our Downstream segment were $7.1 million, a decrease of $0.3 million, or 4.1%, for the three months ended March 31, 2012 compared to $7.4 million for the same period in 2011. The decrease in operating expenses is largely the result of having lower cost of sales expenses due to a greater mix of Downstream vessels operating under time charter agreements instead of COAs. Under time charter arrangements, the charterer is usually responsible for fuel costs. Under COA arrangements, the vessel owner typically bears the cost of fuel, which is typically covered through higher dayrates. Our contracts during the first quarter of 2011 were primarily comprised of COA voyages.

Depreciation and Amortization. Depreciation and amortization was $0.4 million higher for the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily due to higher shipyard costs for vessel regulatory drydockings and incremental amortization expense related to the vessels that were previously stacked and required recertification prior to being re-activated. Depreciation and amortization expense is expected to increase from current levels when the three remaining stacked vessels are recertified and activated and any newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $11.1 million, or 9.3% of revenues, increased by $1.3 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase in G&A expenses was primarily attributable to higher shoreside incentive compensation expenses. Our general and administrative expenses are expected to be in the approximate annual range of $48 million to $52 million for the year ending December 31, 2012.

Gain on Sale of Assets. During the first quarter of 2011, we sold four single-hulled tank barges for net cash proceeds of $2.1 million, which resulted in aggregate gains of approximately $0.6 million ($0.4 million after tax or $0.01 per diluted share).

Operating Income. Operating income increased by $27.9 million to $28.6 million during the three months ended March 31, 2012 compared to the same period in 2011 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 26.2% for the three months ended March 31, 2012 compared to 1.5% for the same period in 2011. Operating income as a percentage of revenues for our Downstream segment was 2.5% for the three months ended March 31, 2012 compared to an operating loss of 1.8% for the same period in 2011.

Loss on Early Extinguishment of Debt. On March 2, 2012, we commenced a cash tender offer for all of the $300.0 million in aggregate principal amount of our 6.125% senior notes. Senior notes totaling approximately $252.2 million, or 84% of such notes outstanding, were validly tendered during the designated tender period, which ended on March 29, 2012. The remaining $47.8 million of our 6.125% senior notes were redeemed on April 30, 2012. A loss on early extinguishment of debt of approximately $5.2 million was recorded during the first quarter of 2012 and includes the tender offer costs and an allocable portion of the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. An additional loss on early extinguishment of debt of approximately $0.8 million will be recorded for the second quarter of 2012 for those costs allocable to the $47.8 million of our 6.125% senior notes redeemed on April 30, 2012.

Interest Expense. Interest expense decreased $1.0 million during the three months ended March 31, 2012 compared to the same period in 2011. Higher capitalized interest from having vessels under construction or conversion was the primary reason that our interest expense decreased from the prior-year quarter. During the first quarter of 2012, we capitalized interest of $1.5 million, or roughly 10% of our total interest costs compared to not capitalizing any construction period interest for the year-ago quarter.

Interest Income. Interest income increased $0.4 million during the three months ended March 31, 2012 compared to the same period in 2011. Our average cash balance increased to $370.2 million for the three months ended March 31, 2012 compared to $139.1 million for the same period in 2011. The average interest rate earned on our invested cash balances was 0.5% during each of the three months ended March 31, 2012 and 2011.

Income Tax Expense. Our effective tax rate was 38.0% and 35.5% for the three months ended March 31, 2012 and 2011, respectively. The tax rate for the first three months of 2012 is higher than the benefit rate for the first three months of 2011 due to an increase in items not deductible for federal income tax purposes. Our income tax expense primarily consists of deferred taxes. In addition, our income tax rate is higher than the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income (Loss). Operating performance increased year-over-year by $15.3 million for reported net income of $6.3 million for the three months ended March 31, 2012. The higher net income for the first quarter of 2012 was primarily due to the increase in operating income discussed above and a $1.4 million pre-tax decrease in net interest expense. Net income for the first quarter of 2012 was adversely impacted by a $5.2 million pre-tax loss on early extinguishment of debt.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, obligations under our fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for 2012. While we have postponed required drydockings for some of our stacked vessels, we will be required to conduct any deferred drydockings prior to such vessels returning to service, which is expected for our three remaining stacked new generation OSVs during the third quarter of 2012.

We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our recently amended revolving credit facility will be more than sufficient to operate the Company and meet all of our near-term obligations, including milestone construction payments required under our fifth OSV newbuild program.

As of March 31, 2012, we had total cash and cash equivalents of $452.6 million. During 2011, we amended and restated the credit agreement governing our revolving credit facility to extend the maturity date, increase the borrowing base, lower the interest rate and adjust certain financial ratios and maintenance covenants. The revolving credit facility as of April 30, 2012 remains undrawn. Excluding any cash requirements for potential new growth opportunities that may arise, our current cash on-hand and our internal cash projections indicate that our $300 million revolving credit facility will remain undrawn for the foreseeable future. As of March 31, 2012, we had a posted letter of credit for $0.9 million and had $299.1 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However the intended uses of the facility are the acquisition of assets that generate additional EBITDA and the potential repayment of existing long-term debt, if necessary.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as further regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the “Forward Looking Statements” on page ii and the Risk Factors stated in Item 1A of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows. None of our funded debt instruments mature any sooner than August 2017, however, we anticipate the early redemption of convertible notes in November 2013. Our currently undrawn revolving credit facility now matures in November 2016, provided that we meet certain liquidity conditions required by such facility. See further discussion of these refinancing conditions in the Contractual Obligations section below. Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. We currently expect to generate sufficient cash to meet our obligations under our fifth OSV newbuild program and we expect to refinance senior debt as market conditions warrant. To the extent we do not refinance such debt, we currently expect to generate sufficient cash to re-pay our long-term debt upon maturity. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $26.4 million for the three months ended March 31, 2012 and $15.4 million for the same period in 2011. Operating cash flows for the first quarter of 2012 were favorably affected by an increase in our weighted-average operating fleet and improved market conditions in our Upstream segment.

Investing Activities. Net cash used in investing activities was $44.9 million for the three months ended March 31, 2012 and $5.9 million for the same period in 2011. Cash utilized during the first quarter of 2012 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements for our operating fleet. Cash utilized during the first quarter of 2011 primarily consisted of capital improvements made to our operating fleet, which were partially offset by approximately $2.1 million in aggregate net cash proceeds from the sale of four single-hulled tank barges.

Financing Activities. Net cash provided by financing activities was $113.8 million for the three months ended March 31, 2012 and $0.1 million for the same period in 2011. Net cash provided by financing activities for the three months ended March 31, 2012 primarily resulted from the issuance of our 5.875% senior notes due 2020. These cash inflows were partially offset by the repayment of a substantial part of our 6.125% senior notes. Net cash provided by financing activities for the three months ended March 31, 2011 was comprised of deferred financing costs and net proceeds from common shares issued pursuant to our employee stock-based compensation plans.

On March 2, 2012, we commenced a tender offer and solicitation of consents relating to the repurchase of our existing 6.125% senior notes. The tender offer expired on March 29, 2012. On March 2, 2012, we also completed the private placement of 5.875% senior notes, resulting in offering proceeds of approximately $367.4 million, net of estimated transaction costs. In connection with the tender offer and related consent solicitation, we used $259.9 million of such proceeds to repurchase approximately 84% of our outstanding $300 million aggregate principal amount of 6.125% senior notes. The $47.8 million of remaining 6.125% senior notes were redeemed on April 30, 2012. The remaining proceeds will be used for general corporate purposes, which may include retirement of other debt or funding of the acquisition, construction or retrofit of vessels. As a result of the repurchase of 84% of the 6.125% senior notes in March 2012, we recorded a pre-tax loss on early extinguishment of debt of approximately $5.2 million ($3.2 million or $0.09 per diluted share after-tax) during the first quarter of 2012. For the second quarter of 2012, we expect to record a loss on early extinguishment of debt of approximately $0.8 million ($0.5 million or $0.01 per diluted share after-tax) in connection with the redemption of the remaining 6.125% senior notes on April 30, 2012.

Contractual Obligations

Debt

As of March 31, 2012, we had total debt of $896.9 million, net of original issue discount of $25.9 million. Our debt is comprised of $47.8 million of our 6.125% senior notes due 2014, or 2014 senior notes, $244.6 million of our 8.000% senior notes due 2017, or 2017 senior notes,

$375.0 million of our 5.875% senior notes due 2020, or 2020 senior notes and $229.5 million of our 1.625% convertible senior notes due 2026, or convertible senior notes. During 2011, we amended and restated the credit agreement governing our $250 million revolving credit facility to increase our borrowing base to $300.0 million, including an accordion feature that allows for the potential expansion of the facility up to an aggregate of $500.0 million, adjusted certain financial ratios and provided for additional new maintenance covenants. For further information on our debt agreements, see Note 3 to our consolidated financial statements included herein. As of March 31, 2012, we were in compliance with all of our debt covenants. On April 30, 2012, we redeemed the remaining $47.8 million of our 2014 senior notes.

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

The credit agreement governing our revolving credit facility and the indentures governing our 2017 senior notes and our 2020 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the quarterly compliance reporting period ended March 31, 2012, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. In addition, we are permitted to use our revolving credit facility to repay our 1.625% convertible notes, provided that, as of the date of repayment, we have available liquidity of $100 million on a pro forma basis and can demonstrate to the agent under the facility that our business plan is fully funded for the next four fiscal quarters. We continuously review our debt covenants and report our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the three months ended March 31, 2012 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended March 31, 2012	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV Newbuild Program #5 (2)	$37.0	$79.4	$720.0	2Q2013-4Q2014

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

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance capital expenditures for the three months ended March 31, 2012 and 2011, and a forecast for fiscal 2012 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2012
	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$8.2	$5.2	$42.1
Other vessel capital improvements (2)	5.2	4.0	12.6

	13.4	9.2	54.7

Other Capital Expenditures
Commercial-related vessel improvements (3)	0.6	3.6	5.9
Miscellaneous non-vessel additions (4)	0.5	0.4	9.2

	1.1	4.0	15.1

Total:	$14.5	$13.2	$69.8

(1)	Deferred drydocking charges for the full-year 2012 include the actual and projected recertification costs for 25 OSVs, two MPSV, three tank barges and four tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Commercial-related vessel improvements include items, such as cranes, ROVs and other specialized vessel equipment, which costs are typically included in and offset by higher dayrates charged to customers.
(4)	Non-vessel capital expenditures are primarily related to information technology and shore-side support initiatives.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” or “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of the regulatory slow-down in the pace of issuing drilling permits and plan approvals in the GoM; the Company’s inability to successfully complete its fifth OSV newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements, including any such laws or regulations that may arise as a result of the Deepwater Horizon incident or the resulting drilling moratoria and regulatory reforms, as well as the outcome of pending litigation brought by environmental groups challenging exploration plans approved by the Department of Interior; less than anticipated success in marketing and operating the Company’s MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; renewed weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; reductions in capital spending budgets by customers; a material reduction of Petrobras’ announced plans for exploration and production activities in Brazil; declines in oil and natural gas prices; further increases in operating costs, such as the recent mariner wage increases; the inability to accurately predict vessel utilization levels and dayrates; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure demand activity in the GoM and other markets; the level of fleet additions by the Company and its competitors that could result in over capacity in markets in which the Company competes; economic and political risks; weather-related risks; the inability to attract and retain qualified personnel, including vessel personnel for active, unstacked and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act, including any changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of our Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website www.hornbeckoffshore.com.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None

Item 1A—Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Mine Safety Disclosures

None.

Item 5—Other Information

Glossary of Terms

“AHTS” means anchor-handling towing supply;

“average dayrate” means the average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers;

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

“IHS-Petrodata” means the division of IHS Inc. focused on providing data, information and market intelligence to the offshore energy industry;

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

“TTB” means ocean-going tugs and tank barges; and

“ultra-deepwater” means offshore areas, generally more than 5,000’ in depth.

Item 6—Exhibits

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), including table of contents and cross-reference sheet (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.2	—	Specimen 6.125% Series B Senior Note due 2014 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4 dated December 22, 2004, Registration No. 333-121557).

4.3	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.4	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.5	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

Exhibit Number		Description of Exhibit
4.6	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.7	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.12	—	Specimen 8% Series B Senior Note due 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 dated September 29, 2009, Registration No. 333-162197).

4.13	—	First Supplemental Indenture, dated March 15, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 21, 2012).

4.14	—	Indenture, dated March 16, 2012 among Hornbeck Offshore Services, Inc., as issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 21, 2012).

4.15	—	Form of 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 21, 2012).

Exhibit Number		Description of Exhibit
4.16	—	Registration Rights Agreement, dated as of March 16, 2012, among, Hornbeck Offshore Services, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 21, 2012).

4.17	—	Second Supplemental Indenture, dated March 30, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 6.125% Senior Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 4, 2012).

4.18	—	First Supplemental Indenture, dated March 30, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 4, 2012).

4.19	—	First Supplemental Indenture, dated March 30, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 8.000% Senior Notes due 2017) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 4, 2012).

10.1	—	Purchase Agreement dated March 2, 2012 by and among Hornbeck Offshore Services, Inc., Energy Services Puerto Rico, LLC, Hornbeck Offshore Services, LLC, Hornbeck Offshore Transportation, LLC, Hornbeck Offshore Operators, LLC, HOS-IV, LLC, Hornbeck Offshore Trinidad & Tobago, LLC and HOS Port, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2012).

10.2	—	Assumption Agreement, dated as of March 30, 2012 by HOS Port, LLC, in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012).

10.3	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the period ended December 31, 2011).

10.4	—	Consulting Agreement dated February 14, 2012 by and between Hornbeck Offshore Services, Inc. and Larry D. Hornbeck (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2011).

10.5	—	Underwriting Agreement, dated as of November 9, 2011 among Barclays Capital Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Global Hunter Securities, LLC, Johnson Rice & Company L.L.C., Pritchard Capital Partners LLC, Simmons & Company International, Capital One Southcoast, Inc. CIS Capital Markets LLC, Howard Weil Incorporated, IBERIA Capital Partners, L.L.C. and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 16, 2011).

Exhibit Number		Description of Exhibit
*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 7, 2012	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer