Form 10-K
period 2012-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2013-02-28
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $1,324,496,502.

The number of outstanding shares of Common Stock as of January 31, 2013 is 35,484,231 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2013 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, including the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM; the Company’s inability to successfully complete its fifth OSV newbuild program and its 200 class OSV retrofit program on-time and on-budget, which involves the construction, conversion and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements, including any such laws or regulations that may yet arise as a result of the Deepwater Horizon incident or the resulting drilling moratoria and regulatory reforms, as well as the outcome of pending litigation brought by environmental groups challenging exploration plans approved by the Department of Interior; less than anticipated success in marketing and operating the Company’s MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; renewed weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; the impact of planned sequester of federal spending pursuant to the Budget Control Act of 2011; industry risks; reductions in capital spending budgets by customers; a material reduction of Petrobras’ announced plans for administrative barriers to exploration and production activities in Brazil; sustained declines in oil and natural gas prices; further increases in operating costs; the inability to accurately predict vessel utilization levels and dayrates; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure demand in the GoM and other markets; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, including vessel personnel for active, unstacked and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act, including any changes in the interpretation of the Jones Act

ii

related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, which is www.hornbeckoffshore.com.

The Company makes references to certain industry-related terms in this Annual Report on Form 10-K. A glossary and definitions of such terms can be found in Item 9B—Other Information on page 67.

iii

PART I

ITEM 1—Business

COMPANY OVERVIEW

Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Hornbeck Offshore Services, Inc. is a leading provider of marine transportation services to exploration and production, oilfield service, offshore construction and U.S. military customers. Since our establishment, we have primarily focused on providing innovative technologically advanced marine solutions to meet the evolving needs of the deepwater and ultra-deepwater energy industry in domestic and select foreign locations. Throughout our history, we have expanded our fleet of vessels primarily through a series of new vessel construction programs, as well as through acquisitions of existing vessels. We maintain our headquarters at 103 Northpark Boulevard, Suite 300, Covington, Louisiana, 70433; our telephone number is (985) 727-2000.

We operate two business segments in the marine industry. Our Upstream segment owns and operates one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and MPSVs. Since 2007, we have expanded our new generation fleet from 25 OSVs focused in the GoM to 51 OSVs and four MPSVs primarily operating in three core geographic markets: the GoM, Brazil and Mexico. As discussed below, we commenced our fifth OSV newbuild program in late-2011, which also includes the construction of MPSVs. Upon completion of the vessels currently contracted or approved to be constructed under this newbuild program, our expected Upstream fleet will increase to 73 OSVs and six MPSVs, provided that, as previously announced, in lieu of building two of these OSVs, we may elect to construct additional Jones Act-qualified MPSVs. Together, these vessels support the deep-well, deepwater and ultra-deepwater requirements of the offshore oil and gas industry. Such requirements include oil and gas exploration, development, production, construction, installation, IRM, well-stimulation and other enhanced oil recovery activities. We have also developed a specialized application of our new generation OSVs for use by the U.S. military. All of our OSVs and MPSVs have enhanced capabilities that allow us to more effectively support the premium drilling equipment required for deep-well, deepwater and ultra-deepwater drilling and to provide specialty services. We believe we are one of the top operators of new generation OSVs in each of our three core markets and one of the top five operators of such equipment worldwide based on DWT. Our fleet is among the youngest in the industry, with an average vessel age of approximately eight years compared to our domestic public company OSV peer group average vessel age of 13 years. Upon completion of our current newbuild program, we believe that our Upstream fleet will have an average vessel age of nine years at the end of 2015.

We have historically operated our Upstream segment predominately in the U.S. GoM. Since 2010, we have sought to diversify our market presence by also operating in overseas markets. We have focused our international efforts in Mexico, Brazil and the Middle East region. As of December 31, 2012, we had 19 new generation OSVs working in foreign markets compared to 24 vessels and 16 vessels as of December 31, 2011 and 2010, respectively. Our Upstream segment also includes a shore-base support facility located in

Port Fourchon, Louisiana. See Item 2-Properties for a listing of our shoreside support facilities. On occasion, we provide vessel management services for other vessels owners, such as crewing, daily operational management and maintenance activities.

Our Downstream segment owns and operates an active fleet of nine ocean-going tugs and nine double-hulled tank barges that transport petroleum products, primarily in the northeastern United States and the GoM. For the twelve months ended December 31, 2012, our Upstream and Downstream segments contributed 97% and 3% of our operating income, respectively.

Although all of our Upstream vessels are physically capable of operating in both domestic and international waters, approximately 85% are qualified under Section 27 of the Merchant Marine Act of 1920, as amended, or the Jones Act, to engage in the U.S. coastwise trade. All of the vessels being constructed under our fifth newbuild program will qualify for Jones Act coastwise trading privileges. Foreign owned, flagged, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade in the GoM. Of the public company OSV peer group, we own the largest fleet of U.S.-flagged, new generation OSVs, which we believe offers us a competitive advantage in the GoM. From time to time we may elect to reflag certain of our U.S.-flag vessels to the flag of another nation. For instance, since 2009 we have reflagged five Upstream vessels to Mexican flag. Once a Jones Act qualified vessel is reflagged, it permanently loses its right to return to the U.S. coastwise trade. All of our Downstream vessels are Jones Act-qualified.

We intend to continue our efforts to maximize stockholder value through our long-term return-oriented growth strategy. We will, as opportunities arise, acquire or construct additional vessels, as well as divest certain assets that we consider to be non-core or otherwise not in-line with our long-term strategy or prevailing industry trends.

DESCRIPTION OF OUR BUSINESS

Our Upstream Segment

General—OSVs

OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, IRM and decommissioning activities. OSVs differ from other ships primarily due to their cargo-carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore bases and offshore rigs and production facilities. In the mid-1990s, oil and gas producers began seeking large hydrocarbon reserves in deeper water depths using new, specialized drilling and production equipment. We recognized that the then-existing fleet of conventional OSVs operating in the GoM was not designed to support these more complex projects or to operate in the challenging environments in which they were conducted. Therefore, in 1997, we conceived of a fleet of new generation OSVs with enhanced capabilities to allow them to more effectively support deepwater drilling and related construction projects. In order to best serve these projects, we designed our new generation vessels with larger liquid mud and dry bulk cement capacities, as well as larger areas of open deck space, which are features essential to deepwater projects that are often distant from shore-based support infrastructure. Deepwater environments also require dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to deepwater installations. Such DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities. Currently, 25 of our Upstream vessels are DP-1, 28 are DP-2 and two are DP-3. All 24 of the vessels currently contracted or approved to be constructed under our fifth OSV newbuild program are expected to be DP-2. In September 2012, the Company commenced a vessel retrofit program intended to convert six Super 200 class DP-1 vessels into 240 class DP-2 vessels. We expect to incur approximately 762 vessel-days of aggregate commercial downtime for these vessels (127 days each) and these vessels will be redelivered to the Company in their larger new DP-2 configurations on various dates between April and December 2013.

We believe that our reputation for safety and technologically superior vessels, combined with our size and scale relative to our public company OSV peer group, enhance our ability to compete for work awarded by large international oil and gas producers, who are among our primary customers. Approximately 75% of our total Upstream forward-contracted revenue is currently with major oil companies, national oil companies, and the U.S. government. These customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards adopted following the 2010 Deepwater Horizon incident in the GoM. As our customers’ needs and requirements become more demanding, we expect that smaller vessel operators may struggle to meet these standards, which may lead to an increase in acquisition activity within our industry.

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

In May 2005, we conceived of a new breed of MPSV that, in addition to the array of services described above, are also capable of being utilized to transport deck or bulk cargoes with capacities significantly exceeding that of even the largest new generation OSVs. We launched an innovative MPSV program to convert two former U.S.-flagged sulfur carriers into proprietary 370 class DP-2 new generation MPSVs with such capabilities. These MPSVs have approximately double the deadweight and three times the liquid mud barrel-capacity of one of our 265 class new generation OSVs and more than eight times the liquid mud barrel-capacity of one of our 200 class new generation OSVs. Moreover, these MPSVs can assist in large volume deepwater well testing and flow-back operations. In addition, these vessels can be outfitted with a variety of “tool kits” including ROVs, large capacity cranes, winches and other apparatus to support offshore construction, subsea well intervention, ROV operations, pipe-hauling, oil spill response and flotel services, among others.

Both of our 370 class MPSVs have certifications by the United States Coast Guard that permit Jones Act-qualified operations as a supply vessel, industrial/construction vessel and as a petroleum and chemical tanker under subchapters “L”, “I”, “D”, and “O”, respectively. We believe that these vessels are not only the largest supply vessels in the world, but also the only vessels in the world to have received all four of these certifications.

During 2012, in recognition of the significant transformational modification of these vessels, the United States reclassified the year-of-build for these vessels to 2008, as opposed to the sulfur-carriers’ original build date of 1992.

In 2007 and 2008, we expanded our MPSV program to include the HOS Iron Horse and HOS Achiever which are 430 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship-system redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These 430 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms for those specialty services described above for our 370 class MPSVs with the exception of handling liquid cargoes. The HOS Iron Horse and the HOS Achiever are not U.S.-flagged vessels, however, they can engage in certain legally permissible operations in the U.S. that do not constitute coastwise trade.

We recently announced our intentions to ultimately build up to eight Jones Act-qualified MPSVs as a subset of our growing fifth OSV newbuild program to service the subsea construction and IRM market. The first two vessel commitments to be reconfigured as a new class of domestic MPSVs will be based upon the HOSMAX 310 vessel design, with expected delivery in 2015. We are currently evaluating plans to either exercise our next two options to build additional HOSMAX OSVs for delivery in 2015; or (in lieu of building those vessels) constructing one or more additional new Jones Act-qualified MPSVs. We are currently negotiating with shipyards regarding these new vessels and how these new vessels will impact our outstanding contractual options.

The following table provides information, as of February 15, 2013, regarding our Upstream fleet of 51 new generation OSVs, four MPSVs and the 22 new generation OSVs and two MPSVs contracted or approved to be delivered under our fifth OSV newbuild program.

New Generation Vessels

Name(1)	Design	Current Service Function	Current Location	In-Service Date		Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower	DP Class(2)
Active:
MPSVs
HOS Iron Horse	430	Multi-Purpose (FF)	Venezuela	Nov 2009		9,000	n/a	8,000	DP-3
HOS Achiever	430	Multi-Purpose (FF)	GoM	Oct 2008		8,500	n/a	8,000	DP-3
HOS Centerline	370	Multi-Purpose	GoM	Mar 2009		8,000	32,000	6,000	DP-2
HOS Strongline	370	Multi-Purpose	GoM	Mar 2010		8,000	32,000	6,000	DP-2
HOS Newbuild #21	310	Multi-Purpose	TBD	TBD		TBD	TBD	TBD	DP-2
HOS Newbuild #22	310	Multi-Purpose	TBD	TBD		TBD	TBD	TBD	DP-2
OSVs
300 class (Over 5,000 DWT)
HOS Commander	320	Supply	TBD	4Q2013 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Carolina	320	Supply	TBD	4Q2013 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Claymore	320	Supply	TBD	1Q2014 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Captain	320	Supply	TBD	1Q2014 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Clearview	320	Supply	TBD	2Q2014 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Crockett	320	Supply	TBD	2Q2014 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Caledonia	320	Supply	TBD	2Q2014 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Crestview	320	Supply	TBD	3Q2014 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Cedar Ridge	320	Supply	TBD	4Q2014 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Carousel	320	Supply	TBD	1Q2015 est.(3)		6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Newbuild #23(4)	TBD	Supply	TBD	TBD		TBD	TBD	TBD	DP-2
HOS Newbuild #24(4)	TBD	Supply	TBD	TBD		TBD	TBD	TBD	DP-2
HOS Bayou	310	Supply	TBD	1Q2014 est.(3)		6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Black Foot	310	Supply	TBD	2Q2014 est.(3)		6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Black Rock	310	Supply	TBD	3Q2014 est.(3)		6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Black Watch	310	Supply	TBD	4Q2014 est.(3)		6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Brass Ring	310	Supply	TBD	4Q2014 est.(3)		6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Briarwood	310	Supply	TBD	1Q2015 est.(3)		6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Red Dawn	300	Supply	TBD	2Q2013 est.(3)		5,600 est.	21,100 est.	6,700 est.	DP-2
HOS Red Rock	300	Supply	TBD	3Q2013 est.	(3)	5,600 est.	21,100 est.	6,700 est.	DP-2
HOS Renaissance	300	Supply	TBD	4Q2013 est.(3)		5,600 est.	21,100 est.	6,700 est.	DP-2
HOS Riverbend	300	Supply	TBD	1Q2014 est.(3)		5,600 est.	21,100 est.	6,700 est.	DP-2
HOS Coral	290	Supply	GoM	Mar 2009		5,600	15,200	6,100	DP-2
280 class (3,500 to 5,000 DWT)
HOS Ridgewind(5)	265	Supply	GoM	Nov 2001		3,756	10,700	6,700	DP-2
HOS Brimstone	265	Supply	GoM	Jun 2002		3,756	10,400	6,700	DP-2
HOS Stormridge	265	Supply	GoM	Aug 2002		3,756	10,400	6,700	DP-2
HOS Sandstorm	265	Supply	GoM	Oct 2002		3,756	10,400	6,700	DP-2
240 class (2,500 to 3,500 DWT)
HOS Saylor	240	Well Stimulation (FF)	Mexico	Oct 1999		3,322	n/a	8,000	DP-1
HOS Navegante	240	Supply (FF)	Brazil	Jan 2000		3,322	6,000	7,845	DP-1
HOS Resolution	250 EDF	Supply	Brazil	Oct 2008		2,950	8,300	6,000	DP-2
HOS Mystique	250 EDF	ROV Support	GoM	Jan 2009		2,950	8,300	6,000	DP-2
HOS Pinnacle	250 EDF	Supply	Brazil	Feb 2010		2,950	8,300	6,000	DP-2
HOS Windancer	250 EDF	Supply	Brazil	May 2010		2,950	8,300	6,000	DP-2
HOS Wildwing	250 EDF	Supply	Brazil	Sept 2010		2,950	8,300	6,000	DP-2
HOS Black Powder	250 EDF	Military	Other U.S.	Jun 2009		2,900	8,300	6,000	DP-2
HOS Westwind	250 EDF	Military	Other U.S.	Jun 2009		2,900	8,300	6,000	DP-2
HOS Eagleview	250 EDF	Military	Other U.S.	Oct 2009		2,900	8,300	6,000	DP-2
HOS Arrowhead	250 EDF	Military	Other U.S.	Jan 2010		2,900	8,300	6,000	DP-2
HOS Bluewater	240 ED	Supply	Brazil	Mar 2003		2,850	8,300	4,000	DP-2
HOS Gemstone	240 ED	Supply	Brazil	Jun 2003		2,850	8,300	4,000	DP-2
HOS Greystone	240 ED	Supply	Brazil	Sep 2003		2,850	8,300	4,000	DP-2
HOS Silverstar	240 ED	Supply	GoM	Jan 2004		2,850	8,300	4,000	DP-2
HOS Polestar	240 ED	Supply	GoM	May 2008		2,850	8,300	4,000	DP-2
HOS Shooting Star	240 ED	Supply	GoM	Jul 2008		2,850	8,300	4,000	DP-2
HOS North Star	240 ED	Supply	Mexico	Nov 2008		2,850	8,300	4,000	DP-2
HOS Lode Star	240 ED	Supply	GoM	Feb 2009		2,850	8,300	4,000	DP-2
HOS Silver Arrow	240 ED	Supply	GoM	Oct 2009		2,850	8,300	4,000	DP-2
HOS Sweet Water	240 ED	Supply	GoM	Dec 2009		2,850	8,300	4,000	DP-2

Name(1)	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower	DP Class(2)
200 class (1,500 to 2,500 DWT)
HOS Innovator	240 E	Supply	GoM	Apr 2001	2,380	5,500	4,500	DP-2
HOS Dominator	240 E	Military	Other U.S.	Feb 2002	2,380	6,400	4,500	DP-2
HOS Deepwater	240	Supply (FF)	Mexico	Nov 1999	2,250	6,300	4,500	DP-1
HOS Cornerstone	240	Supply	GoM	Mar 2000	2,250	6,300	4,500	DP-2
HOS Hope(6)	200	Supply	Mexico	Jan 1999	2,250	4,100	4,200	DP-1
HOS Beaufort	200	Well Stimulation	Mexico	Mar 1999	2,250	4,100	4,200	DP-1
HOS Hawke	200	Well Stimulation (FF)	Mexico	Jul 1999	2,250	4,100	4,200	DP-1
HOS Byrd(6)	200	Supply	GoM	Aug 1999	2,250	4,100	4,200	DP-1
HOS Douglas	200	Supply	Middle East	Apr 2000	2,250	4,100	4,200	DP-1
HOS Davis(6)	200	Supply	GoM	Jun 2000	2,250	4,100	4,200	DP-1
HOS Nome	200	Supply	Middle East	Aug 2000	2,250	4,100	4,200	DP-1
HOS North(6)	200	Supply	GoM	Oct 2000	2,250	4,100	4,200	DP-1
HOS St. James(6)	200	Supply	GoM	Oct 1999	2,246	4,100	4,200	DP-1
HOS St. John(6)	200	Supply	GoM	Jan 2000	2,246	4,100	4,200	DP-1
HOS Crossfire	200	Supply (FF)	Mexico	Nov 1998	1,750	3,600	4,000	DP-1
HOS Super H	200	Supply	GoM	Jan 1999	1,750	3,600	4,000	DP-1
HOS Brigadoon	200	Supply (FF)	Mexico	Mar 1999	1,750	3,600	4,000	DP-1
HOS Thunderfoot	200	Supply	GoM	May 1999	1,750	3,600	4,000	DP-1
HOS Dakota	200	Supply (FF)	Mexico	Jun 1999	1,750	3,600	4,000	DP-1
HOS Explorer	220	Supply	GoM	Feb 1999	1,607	3,100	3,900	DP-1
HOS Express	220	Supply	GoM	Sep 1998	1,607	3,100	3,900	DP-1
HOS Mariner	220	Supply	GoM	Sep 1999	1,607	3,100	3,900	DP-1
HOS Trader	220	Supply	GoM	Nov 1997	1,607	3,100	3,900	DP-1
HOS Voyager	220	Supply	GoM	May 1998	1,607	3,100	3,900	DP-1
Inactive:(7)
200 class (1,500 to 2,500 DWT)
HOS Pioneer	220	Supply	GoM	Jun 2000	1,607	3,100	4,200	DP-1

FF—foreign-flagged

TBD—to be determined

(1)	Excludes one conventional OSV acquired with the Sea Mar Fleet in August 2007. This vessel, the Cape Breton, is considered a non-core asset and is currently inactive and marketed for sale.
(2)	“DP-1,” “DP-2” and “DP-3” mean various classifications, or equivalent, of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading.
(3)	These vessels are currently being constructed under our fifth OSV newbuild construction program with anticipated in-service dates ranging from 2013 through 2015.
(4)	In lieu of these two OSVs, we may build one or more additional Jones Act-qualified MPSVs.
(5)	The HOS Ridgewind was formerly known as (f/k/a) the BJ Blue Ray and the Independence.
(6)	These six DP-1 vessels are included in our 200 class OSV retrofit program to be converted into 240 class DP-2 OSVs. Upon re-delivery from the shipyard on various dates in 2013, these upgraded vessels will be re-named the HOS Boudin (f/k/a HOS Davis), HOS Beignet (f/k/a HOS North), HOS Coquille (f/k/a HOS St. James), HOS Bourre’ (f/k/a HOS Byrd), HOS Chicory (f/k/a HOS St. John), and the HOS Cayenne (f/k/a HOS Hope). See Note 5 to our Consolidated Financial Statements for further discussion regarding our OSV retrofit program.
(7)	In response to weak market conditions during the drilling moratoria in the GoM, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Based on improved market conditions, we had re-activated all but one of our new generation OSVs as of December 31, 2012. That vessel is expected to remain inactive until there is sustainable demand for the vessel.

In December 2005, we acquired the lease rights to a shore-base facility located in Port Fourchon, Louisiana, which we renamed HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs and production units. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow rigs in the GoM. The HOS Port facility lease has one year remaining on its initial term, with four additional five-year renewal periods. In January 2008, we purchased a leasehold interest in an additional parcel of improved real estate adjacent to HOS Port. The new facility lease has two years remaining on its initial term, with four additional five-year renewal periods. The combined acreage of the two adjoining properties now comprising HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and Upstream customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our long-term outlook for the deepwater GoM.

Principal Markets for Upstream Segment

The OSV market is expanding globally. Generally, offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 91 floating rigs under construction or on order on January 31, 2013 and, as of that date, there were options outstanding to build 38 additional floating rigs. In addition, on that date, there were 84 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 31 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.

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

The April 20, 2010 catastrophic Deepwater Horizon incident and the U.S. government’s response significantly and adversely disrupted oil and gas exploration activities in the GoM. Shortly after the explosion, the DOI imposed a moratorium effectively suspending all deepwater drilling activity in the GoM. Although this formal moratorium was lifted in October 2010, related delays in permitting and uncertainty regarding new safety regulations had a lingering effect on OSV fundamentals through mid-2011. In response to these events and in order to lessen our exposure to a single market, we expanded our international presence by mobilizing additional vessels out of the GoM into foreign markets such as Latin America, West Africa, and other regions during 2011 and 2012. We have since concentrated our international efforts on Mexico, Brazil and, to a lesser extent, the Middle East. During 2012, we experienced a significant improvement in market conditions in the GoM and determined to repatriate some of our vessels to the GoM from Brazil, including four of the six DP-1 vessels that we have since selected to retrofit into DP-2 vessels.

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

Competition for Upstream Segment

The offshore support vessel industry is highly competitive. Competition primarily involves such factors as:

•	quality, capability and age of vessels;

•	quality and capability of the crew members;

•	ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	price and;

•	experience.

All but nine of our 56 Upstream vessels are U.S.-flagged vessels, which are qualified under the Jones Act to engage in domestic coastwise trade. The Jones Act restricts the ability of vessels that are foreign-built, foreign-owned, foreign-crewed or foreign-flagged from engaging in coastwise trade in the United States including its territories, like Puerto Rico. The services typically provided by OSVs constitute coastwise trade as defined by the Jones Act. Consequently, competition for our Upstream services in the GoM is largely restricted to other U.S. vessel owners and operators, both publicly and privately held. We believe that we operate the second largest fleet of new generation Jones Act qualified OSVs in the United States. See “Environmental and Other Governmental Regulation” for a more detailed discussion of the Jones Act. Internationally, our OSVs compete against other U.S. owners, as well as foreign owners and operators of OSVs. Some of our international competitors may benefit from a lower cost basis in their vessels, which are not generally constructed in U.S. shipyards, as well as from lower crewing costs and favorable tax regimes. While foreign vessel owners cannot engage in U.S. coastwise trade, some cabotage laws in other parts of the world permit waivers for foreign vessels if domestic vessels are unavailable. We and other U.S. and foreign vessel owners have been able to obtain such waivers in the foreign jurisdictions in which we operate.

Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Consequently, our U.S.-flagged 370 class MPSVs face and the HOSMAX MPSVs to be constructed under our recently expanded fifth OSV newbuild program will face more competition from foreign-flagged vessels for non-coastwise trade activities. However, unlike most MPSVs that do not carry significant amounts of deck, bulk or liquid cargo, these vessels will compete for projects with other international MPSVs as well as participate in the GoM and international OSV markets as large-capacity carriers of drilling fluids, petroleum products and deck cargos in support of deep-well exploration, development and production operations. Competition in the MPSV industry is significantly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project. While operating in the GoM, our foreign-flagged DP-3 MPSVs are required to utilize U.S. crews while foreign-owned vessels are not. U.S. crews are often more expensive than foreign crews. Also, foreign MPSV owners may have more favorable tax regimes than ours. Consequently, prices for foreign-owned MPSVs in the GoM are often lower than prices we can charge. Finally, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. However, we have, for some time, observed a clear preference by our customers for a “one-stop” Jones Act solution, which would provide improved efficiencies, derived from a single U.S.-flagged vessel as well as greater regulatory certainty as compliance questions continue to arise from the use of foreign-flagged vessels in the subsea GoM. In the post-Macondo GoM, we see this Jones Act preference as a long-term trend, not only for construction vessels but for vessels of all types working offshore.

In the wake of the Deepwater Horizon incident, we have observed intensified scrutiny by our customers placed on the safety and environmental management systems of vessel operators. As a consequence, we believe that deepwater customers are increasingly biased towards companies that have demonstrated a financial and operational commitment and capacity to employ such systems. We believe this trend will, over time, make it difficult for small enterprises to compete effectively in the deepwater OSV market. Additionally, we have observed less willingness by operators to utilize DP-1 vessels in deepwater operations, in the GoM. This trend will likely result in the retirement of non-DP vessels and a migration of DP-1 vessels to non-deepwater regions, such as the shelf, and certain international regions.

Although some of our principal competitors are larger, have greater financial resources and have more extensive international operations than we do, we believe that our financial strength, operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate or intend to operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our new generation OSVs range from two years to 15 years. In fact, approximately one-third of our active new generation OSVs have been placed in service since January 1, 2008. The average age of the industry’s conventional U.S.-flagged OSV fleet is approximately 35 years. We believe that most of these older vessels are cold-stacked and many of them have been or will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in service, greater customer interest in deep-well, deepwater and ultra-deepwater drilling activity and the U.S. government-imposed drilling moratoria in the GoM. Upon completion of our fifth OSV newbuild program and the retrofit of six DP-1 vessel to DP-2, we will own a fleet of 79 Upstream vessels of which 77% are DP-2 or DP-3 with an average age of nine years in 2015.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business. In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of weak market conditions that prevailed throughout 2010 and for the majority of 2011, we furloughed or laid-off hundreds of employees. As Upstream market conditions began to improve during the third quarter of 2011, the demand for qualified mariners intensified in domestic and international markets. We have re-hired some of our previously laid-off or furloughed crewmembers as well as hired new employees. In order to maintain our competitiveness for qualified licensed vessel personnel, we increased our Upstream crew wages in April 2012 by roughly $5.0 million per quarter.

Our Downstream Segment

General

The domestic tank barge industry provides marine transportation of crude oil, petroleum products and petrochemicals by ocean-going tugs and tank barges and is a critical link in the U.S. petroleum distribution chain. The largest domestic tank barge market is on the East Coast. The largest tank barge market in the northeastern United States is New York Harbor. Petroleum products are transported in the northeastern United States through a vast network of terminals, tankers and pipelines. Imported petroleum products are primarily delivered to New York Harbor as it has the capacity to receive products in cargo lots of 50,000 tons or more per tanker. By contrast, draft limitations in most New England ports and drawbridge limitations in Boston, Massachusetts and Portland, Maine limit the average cargo-carrying capacity of direct imports into many of the largest New England ports to about 30,000 tons per tanker. As larger petroleum tankers are being built, we believe that direct delivery into New York Harbor has favorably impacted tank barge demand for lightering services and further shipment to New England, the Hudson River and Long Island. Recently, with the increased amount of domestically produced shale oil, the need to transport crude oil between locations in the GoM and other U.S. points has increased the demand for tank barge services in regions outside of the northeastern United States. We have observed greater demand for our vessels in the gulf coast region than previously and currently the majority of our vessels are now positioned in the GoM.

We offer marine transportation, distribution and logistics services primarily in the northeastern United States, GoM, Great Lakes and Puerto Rico with our active Downstream fleet of nine double-hulled tank barges and nine ocean-going tugs. We also own five ocean-going tugs that are stacked and marketed for sale. We provide our services to major integrated oil companies, independent refineries and oil traders. Generally, a tug and tank barge work together as a tow to transport refined or bunker grade petroleum products. Our tank barges carry petroleum products that are typically characterized as either “clean” or “dirty”. Clean petroleum products, or CPP, are primarily gasoline, home heating oil, diesel fuel and jet fuel. Dirty petroleum products, or DPP, are mainly crude oils, residual crudes and feedstocks, heavy fuel oils and asphalts. The demand for clean oil products is impacted by vehicle usage, air travel and prevailing weather conditions, while demand for black oil products varies depending on the type of product transported and other factors, such as refinery output and turnarounds, asphalt consumption, the use of residual fuel oil by electric utilities and bunker fuel demand.

The following tables provide information, as of February 15, 2013, regarding our Downstream fleet of 14 ocean-going tugs and nine tank barges.

Ocean-Going Tugs

Name	Gross Tonnage	Length (feet)	Year Built/ Rebuilt(1)	Brake Horsepower	Location
Active:
Freedom Service	169	126	1982/2005	6,140	GoM
Liberty Service	169	126	1982/2005	6,140	Northeast
Patriot Service	195	124	1996/2006	6,140	GoM
Eagle Service	195	124	1996/2006	6,140	GoM
Gulf Service	182	126	1979	3,900	GoM
Erie Service	147	105	1981/2008	3,620	Puerto Rico
Superior Service	147	105	1981/2008	3,620	GoM
Huron Service	107	105	1981/2007	3,000	Northeast
Michigan Service	107	105	1981/2007	3,000	GoM
Inactive:(2)
Caribe Service	190	111	1970	3,900	Laid Up
Brooklyn Service	198	109	1975	3,900	Laid Up
Atlantic Service	198	109	1978	3,900	Laid Up
Tradewind Service	183	105	1975	2,820	Laid Up
Sea Service	177	109	1975	2,820	Laid Up

(1)	Our first and second TTB newbuild programs included the retrofitting of a total of eight tugs. These vessels were significantly improved and modernized, including the addition of upper pilot houses, to accommodate our newbuild double-hulled tank barges.
(2)	In recognition of the soft Downstream market conditions for our equipment that began early in the second quarter of 2008 and the subsequent sale of all of our single-hulled tank barges, we have stacked five lower-horsepower tugs on various dates since April 1, 2008. These inactive vessels are currently being marketed for sale.

Ocean-Going Double-Hulled Tank Barges

Name	Barrel Capacity	Length (feet)	Year Built	Current Service(1)	Current Location
Energy 13501	135,380	450	2005	DPP	GoM
Energy 13502	135,380	450	2005	DPP	GoM
Energy 11103	111,699	390	2005	DPP	GoM
Energy 11104	111,699	390	2005	DPP	GoM
Energy 11105	111,699	390	2005	CPP	Northeast
Energy 8001	81,063	350	1996	DPP	Puerto Rico
Energy 6506	64,282	362	2007	CPP	Northeast
Energy 6507	64,282	362	2007	DPP	GoM
Energy 6508	64,282	362	2008	CPP	GoM

(1)	All of our double-hulled tank barges, except the Energy 8001, are equipped with vapor recovery systems. This allows the vessels to carry a wider range of both CPP and DPP products.

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

Principal Market for Downstream Segment

Major oil companies, as well as refining, marketing and trading companies, constitute the majority of our customers for Downstream services. We enter into a variety of contractual arrangements with our Downstream customers, including spot and time charters, contracts of affreightment, consecutive voyage contracts and, occasionally, bareboat charters. Our contracts are obtained through competitive bidding, or with established customers through negotiation. We sometimes place charters through the brokerage community, which charges a brokerage commission payable by us. The brokerage commissions are based on the dayrates charged to customers. Our ocean-going tugs and tank barges serve the northeastern U.S. coast, primarily New York Harbor, by transporting both clean and dirty petroleum products to and from refineries and distribution terminals. Our tugs and tank barges have also transported both clean and dirty petroleum products from refineries and distribution terminals in Puerto Rico to the Puerto Rico Electric Power Authority and to utilities located on other Caribbean islands. In addition, we have provided ship lightering, bunkering and docking services in these markets and are well positioned to provide such services to the increasing number of new tankers that are too large to make direct deliveries to distribution terminals and refineries. Also, we have accessed new markets for our double-hulled tank barges by performing Upstream services for our OSV customers in the deepwater GoM. Re-deploying some of our Downstream equipment to the GoM provided additional market opportunities with new Downstream customers. Our tug and tank barge fleet has also served the Great Lakes region on a seasonal basis to support increased demand for clean fuels during the summer driving season.

Competition for Downstream Segment

In addition to pricing, which is a significant factor, the basis for competition in the Downstream industry is dependent upon four major determinants:

•	Management systems: The operating capabilities of the vessels and the skill of the mariners that crew those vessels is a key determinant of a fleet’s ability to operate efficiently.

•	Scheduling: The ability of the fleet to meet stringent customer sailing and delivery schedule requirements.

•	Experience: Efficient sailing schedules and lower fleet incident rates are indicative of higher safety standards and experienced personnel.

•	Vessel size and accessibility to customer terminals: Customer terminals vary widely in the sizes and types of vessels than can be accepted in their berths.

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

CUSTOMER DEPENDENCY

Our customers are generally limited to large, independent, integrated or nationally-owned energy companies. These firms are relatively few in number. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken or refined petroleum products or crude oil transported by a particular customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2012, Petrobras and Chevron Corporation each accounted for more than 10% of our total revenues. Our contracts with Petrobras and Chevron Corporation are subject to cancellation at the election of such entities. Additionally, our contract with Chevron Corporation contains penalties in the event we are not able to perform under such contract. For a discussion of significant customers in prior periods, see Note 13 to our consolidated financial statements.

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

OPA 90 and regulations promulgated pursuant thereto amend and augment the oil spill provisions of the Clean Water Act and impose a variety of duties and liabilities on “responsible parties” related to the prevention and/or reporting of oil spills and damages resulting from such spills in or threatening U.S. Waters, including the Outer Continental Shelf or adjoining shorelines. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for containment and oil removal costs, as well as a variety of public and private damages including the costs of responding to a release of oil, natural resource damages, damages for injury to, or economic losses resulting from, destruction of real or personal property of persons who own or lease such affected property. Under OPA 90, as amended by the Coast Guard and Maritime Transportation Act of 2006, “tank vessels” of over 3,000 gross tons that carry oil or other hazardous materials in bulk as cargo, a defined term that includes our tank barges, are subject to liability limits of (i) for a single-hulled vessel, the greater of $3,200 per gross ton or $23.5 million or (ii) for a tank vessel other than a single-hulled vessel, the greater of $2,000 per gross ton or $17.1 million. “Tank vessels” of 3,000 gross tons or less are subject to liability limits of (i) for a single-hulled vessel, the greater of $3,200 per gross ton or $6.4 million or (ii) for a tank vessel other than a single-hulled vessel, the greater of $2,000 per gross ton or $4.3 million. For any vessels, other than “tank vessels,” that are subject to OPA 90, the liability limits are the greater of $1,000 per gross ton or $854,400. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. In addition, for vessels carrying crude oil from a well situated on the Outer Continental Shelf, the limits apply only to liability for damages. The owner or operator of such vessel is liable for all removal costs resulting from a discharge without limits. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply and certain defenses may not be available. Moreover, OPA 90 imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. As required, we have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our vessels over 300 tons.

OPA 90 also imposes ongoing requirements on a responsible party, including preparedness and prevention of oil spills and preparation of an oil spill response plan. We have engaged the Marine Spill Response Corporation and National Response Corporation to serve as our independent contractors for purposes of providing stand-by oil spill response services for our fleet for all geographical areas of our operations. In addition, our Oil Spill Response Plan has been approved by the U.S. Coast Guard. OPA 90 requires that all newly-built tank vessels used in the transportation of petroleum products be built with double hulls and provides for a phase-out period for existing single hull vessels. Because all our tank vessels were built in compliance with OPA 90, none of our vessels are subject to this OPA 90 phase-out period.

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

The Resource Conservation and Recovery Act regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes and requires states to develop programs to ensure the safe treatment, storage and disposal of wastes. We generate non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled in all material respects in compliance with the Resource Conservation and Recovery Act and analogous state statutes.

The United States Coast Guard published its final Ballast Rule on March 23, 2012, which became effective on June 21, 2012 requiring all our existing vessels to meet certain standards pertaining to ballast water discharges, on or before certain dates between January 2014 and January 2016. The cost of compliance with these standards is presently unknown; however, our internal estimates range between $250,000 and $700,000, per vessel, for Phase I compliance and additional amounts thereafter for Phase II compliance.

The EPA also has recently imposed emissions regulations affecting vessels that operate in the United States. These regulations impose standards that may require modifications to our vessels at a cost that we have as yet been unable to estimate. Moreover, the EPA’s decision to regulate “greenhouse gases” as a pollutant may result in further regulations and compliance costs.

Climate Change

Greenhouse gas emissions have increasingly become the subject of international, national, regional, state and local attention. The EPA has adopted regulations under the Clean Air Act that require new and existing industrial facilities to obtain permits for carbon dioxide equivalent emissions above emission thresholds. In addition, the EPA adopted rules that mandate reporting of greenhouse gas data and other information by i) industrial sources, ii) suppliers of certain products, and iii) facilities that inject carbon dioxide underground. To the extent that these regulations may apply, we could be responsible for costs associated with complying with such regulations. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact most industries. In addition, future regulation of greenhouse gas could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. It is uncertain whether any of these initiatives will be implemented. However, based on published media reports, we believe that it is unlikely that the current proposed initiatives in the U.S. will be implemented without substantial modification. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our operating results.

Restrictions on greenhouse gas emissions or other related legislative or regulatory enactments could have an effect in those industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently and indirectly, our offshore transportation and support services. We are currently unable to predict the manner or extent of any such effect. Furthermore, one of the asserted long-term physical effects of climate change may be an increase in the severity and frequency of adverse weather conditions, such as hurricanes, which may increase our insurance costs or risk retention, limit insurance availability or reduce the areas in which, or the number of days during which, our customers would contract for our vessels in general and in the GoM in particular. We are currently unable to predict the manner or extent of any such effect.

EMPLOYEES

On December 31, 2012, we had 1,263 employees, including 997 operating personnel and 266 corporate, administrative and management personnel. Excluded from these personnel totals are 327 third-country nationals, or TCNs, that we contracted to serve on our vessels as of December 31, 2012. These non-U.S. crewmembers are typically provided by international crewing agencies. With the exception of our shoreside employees in Brazil, none of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.

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

WEBSITE AND OTHER ACCESS TO COMPANY REPORTS AND OTHER MATERIALS

Our website address is http://www.hornbeckoffshore.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other documents that we file with, or furnish to, the Commission pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors—IR Home.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, Commission filings and public conference calls and webcasts. Periodically, we also update our investor presentations which can be viewed on our website. You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Board of Directors Code of Business Conduct and Ethics, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8- K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services, Inc., Attn: General Counsel, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

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

The failure to successfully complete our OSV Newbuild Program #5, our OSV retrofit program or repairs, maintenance and routine drydockings on schedule and on budget could adversely affect our financial condition and results of operations.

In November 2011, we commenced our fifth OSV newbuild program. We have contracted with two domestic shipyards on the Gulf Coast to construct a total of 20 new generation, high-spec OSVs and have options with the shipyards to build additional vessels. In February 2013, we announced plans to expand our fifth OSV newbuild program by four vessels, as well as our intentions to ultimately build up to eight Jones Act-qualified MPSVs as a subset of the newbuild program. We are currently negotiating with shipyards with regard to these new vessels and how these new vessels will impact our outstanding contractual options. In September 2012, the Company announced its OSV retrofit program for the upgrading and stretching of six 200 class DP-1 OSVs and converting them into 240 class DP-2 OSVs. We routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our vessel newbuild program, retrofit program and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, including costs of steel, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays under our fifth OSV newbuild program could have a material adverse effect on anticipated contract commitments or anticipated revenues. Further, significant delays with respect to other possible newbuild programs or the conversion or drydockings of vessels could result in similar adverse effects to our anticipated contract commitments or revenues. Significant cost overruns or delays for vessels under construction, conversion or retrofit not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations.

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

As discussed herein, oil and gas exploration, development and production activity in the GoM declined sharply in the wake of the federal government’s drilling moratorium that followed the Deepwater Horizon incident. It is possible that legislation or additional regulations implemented in response to the Deepwater Horizon incident, as well as the outcome of pending litigation brought by environmental groups challenging exploration plans recently approved by the DOI may negatively impact the pace of permitting.

Failure by Petrobras to continue its announced plans for increased exploration and production activities offshore Brazil could have a material adverse effect on the market for high-spec OSVs.

Petrobras has publicly announced plans to spend approximately $142 billion on exploration and production activities from 2012 through 2016 and has stated that its vessel needs could increase from approximately 290 in 2010 to nearly 480 in 2015. Any decision by Petrobras to materially reduce the scope or pace of its announced exploration and production plans offshore Brazil could negatively impact the worldwide market for high-spec OSVs and could have a material adverse effect on our financial condition and results of operations.

We expect levels of oil and gas exploration, development and production activity to continue to be volatile and affect the demand for our Upstream and Downstream services.

Oil and natural gas prices are volatile. A downturn in oil prices or a continued deterioration in natural gas prices is likely to cause a decline in expenditures for exploration, development and production activity, which would likely result in a corresponding decline in the demand for OSVs and MPSVs and thus decrease the utilization and dayrates of our OSVs and MPSVs. Such decreases could negatively impact our financial condition and results of operations. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our OSVs and MPSVs and could adversely affect utilization of our tugs and tank barges.

Increases in the supply of vessels could decrease dayrates.

In addition to our fifth OSV Newbuild Program, certain of our competitors have announced plans to construct new vessels to be deployed in domestic and foreign locations. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-oilfield applications would result in an increase in vessel capacity in the GoM, one of our core markets. Similarly, vessel capacity in foreign markets, including our core markets of Mexico and Brazil, may also be impacted by U.S.-flagged or other vessels migrating to such foreign locations. Construction of double-hulled, ocean-going tank barges has increased ocean-going tank barge capacity. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs or MPSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in the oil and gas industry on our results of operations and financial condition. Similarly, any increase in the supply of ocean-going tank barges, could not only increase competition, domestically and internationally, for charters and lower utilization and dayrates, which could negatively affect our revenues and profitability, but could also worsen the impact of any reduction in domestic consumption of refined petroleum products or crude oil on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors may bring MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally.

We may not have the funds available or be able to obtain the funds necessary to meet the obligations relating to our OSV Newbuild Program #5, our 200 class OSV retrofit program, our 1.625% convertible senior notes due 2026, our 8.000% senior notes due 2017, our 5.875% senior notes due 2020 or our 1.500% convertible senior notes due 2019.

Under our recently expanded fifth OSV newbuild program, we will be required to spend approximately $1,160 million, excluding capitalized construction period interest, for the construction of vessels currently under contract or approved, of which $274.6 million has been paid as of December 31, 2012. The amounts required to fund our fifth OSV newbuild program represent a substantial capital commitment. We expect the obligations relating to this newbuild program to be paid, over time through 2015, based on construction milestones. During 2013, we anticipate spending approximately $47.7 million related to our ongoing 200 class OSV retrofit program. In November 2013, holders of the 1.625% convertible senior notes may require us to purchase their notes for cash. At that time we intend to use a portion of the proceeds from the sale of our 1.500% convertible senior notes, along with other available sources of cash, to retire these 1.625% convertible senior notes. Our 8.000% senior notes, our 5.875% senior notes and our 1.500% senior notes mature in August 2017, April 2020 and September 2019, respectively. In addition, upon the occurrence of certain change of control events, as defined in the indentures governing the 8.000% senior notes and 5.875% senior notes, holders of such notes would have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest. Further, upon certain fundamental changes as defined in the indentures governing the 1.625% convertible senior notes due 2026 and the 1.500% convertible senior notes due 2019, holders of such notes would have the right to require us to repurchase such notes at 100% of their principal amount, plus any accrued and unpaid interest. To the extent that our cash on hand and cash flow from operations are not sufficient to meet these obligations, we plan to borrow on our currently undrawn and recently expanded credit facility, sell non-core assets and arrange for additional financing. Nevertheless, there can be no assurance that we will be able to sell our non-core assets or arrange for additional financing on acceptable terms. Further, under our amended and restated credit facility, we must meet certain liquidity requirements before we are permitted to purchase or repay our 1.625% convertible senior notes. Failure to meet our obligations related to our fifth OSV newbuild program, our 200 class OSV retrofit program, our 1.625% convertible senior notes, our 8.000% senior notes, our 5.875% senior notes and our 1.500% convertible senior notes may result in the acceleration of our other indebtedness and result in a material adverse effect on our financial condition and results of operations.

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

Revenues from our Downstream business could be adversely affected by a decline in demand for domestic refined petroleum products and crude oil or a change in existing methods of delivery in response to insufficient availability of Downstream services and other conditions.

A reduction in domestic consumption of refined petroleum products or crude oil could adversely affect the revenues of our Downstream business. This reduction could affect our financial condition and results of operation. Weather conditions also affect demand for our Downstream services. For example, a mild winter may reduce demand for heating oil in the northeastern United States.

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

Our contracts with the United States Government may be impacted by sequester of federal spending.

Pursuant to the Budget Control Act of 2011, the United States will implement sequester of federal spending commencing March 1, 2013, unless the sequestration trigger is postponed or removed by legislation. The sequestration will require elimination of approximately $85 billion in federal spending during 2013, including a significant amount of Department of Defense spending. It is possible that our long-term contracts with the government may be impacted in the event sequestration occurs or as a result of legislation implemented to avoid the sequester. Included among the possible impacts are contractual terminations, the exercise by the government of purchase options on certain of our vessels, the non-renewal of contracts or the non-exercise of extension options.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board, the EPA and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the Coast Guard and Customs Service are authorized to inspect vessels at will. Our operations are also subject to international conventions, federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, and/or operational changes. While we endeavor to comply with all applicable laws, circumstances might exist where we might not come into complete compliance with applicable laws and regulations which could result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in applicable conventions or laws, regulations or standards that would impose additional requirements or restrictions on our or our oil and gas exploration and production customers’ operations could adversely affect our financial condition and results of operations. It is possible that, in response to the Deepwater Horizon incident, these laws and regulations may become even more stringent, which could also adversely affect our financial condition and results of operations.

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

In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of the volatility of the oil and gas industry and the demanding nature of the work, potential vessel employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. Further, we face strong competition within the broader oilfield industry for potential employees, including competition from drilling rig operators for our fleet personnel. As the vessels being constructed in our OSV Newbuild Program #5 are delivered and placed in service, we may not be able to hire employees or find suitable replacements. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our financial condition and results of operations may be adversely affected. If we are unable to recruit qualified personnel we may not be able to operate our vessels at full utilization, which would adversely affect our results of operations.

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

Restrictions contained in the indentures governing our 8.000% senior notes due 2017, our 5.875% senior notes due 2020, and in the agreement governing our revolving credit facility may limit our ability to obtain additional financing and to pursue other business opportunities.

Covenants contained in the indenture governing our 8.000% senior notes due 2017, in the indenture governing our 5.875% senior notes due 2020 and in the agreement governing our revolving credit facility require us to meet certain financial tests, which may limit or otherwise restrict:

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

Our business has high fixed costs. Downtime or low productivity due to reduced demand, as experienced from 2009 to 2011, weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.

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

In response to the April 20, 2010, Deepwater Horizon incident, the regulatory agencies with jurisdiction over oil and gas exploration, including the DOI, imposed temporary moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits which had previously been approved and by adopting numerous new regulations and new interpretations of existing regulations regarding operations in the GoM that are applicable to our Upstream customers and with which their new applications for exploration plans and drilling permits must prove compliant. Compliance with these new regulations and new interpretations of existing regulations may materially increase the cost of drilling operations in the GoM, which could materially adversely impact our business, financial position or results of operations.

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

The fundamental change purchase feature of our 1.625% convertible senior notes, our 1.500% convertible senior notes and provisions of our certificate of incorporation, bylaws, stockholder rights plan and Delaware law may delay or prevent an otherwise beneficial takeover attempt of our company.

The terms of our 1.625% and 1.500% convertible senior notes require us to purchase the notes for cash in the event of a fundamental change. A takeover of our company would trigger the requirement that we purchase the notes. Furthermore, our certificate of incorporation and bylaws, Delaware corporations law, and our stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

The convertible note hedge transactions may affect the value of our common stock.

In connection with the original issuance of our 1.625% convertible senior notes and our 1.500% convertible senior notes, we entered into convertible note hedge transactions with counterparties that include the initial purchasers or their affiliates. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that will initially underlie the notes, and are expected to reduce the potential equity dilution, and/or offset cash payments due, upon conversion of the notes in the event the volume-weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the strike price of the convertible note hedge transactions. Concurrently with entering into the convertible note hedge transactions, we also entered into separate warrant transactions with the same counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments, pursuant to which we sold warrants to the counterparties. If the warrants are exercised, such exercise would mitigate some of the reduction upon exercise of the convertible note hedge transactions, and could have a dilutive effect on our earnings per share to the extent that the volume-weighted average price of our common stock during the measurement period at maturity of the warrants exceeds the strike price of the sold warrants.

In connection with establishing their initial hedges of these transactions, such counterparties or their affiliates entered into various cash-settled over-the-counter derivative transactions with respect to our common stock. The counterparties or their affiliates may modify their hedge positions by unwinding these derivative transactions, entering into or unwinding additional cash-settled over-the-counter derivative transactions and/or purchasing or selling our common stock or other of our securities in secondary market transactions from time to time following the pricing of the notes and prior to maturity of the notes (and are likely to do so during any conversion period related to any conversion of the notes).

The potential effect, if any, of these convertible note hedge and warrant transactions or any of these hedging activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could materially and adversely affect the value of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the counterparties to those transactions will engage in these transactions or activities or that these transactions and activities, once commenced, will not be discontinued without notice; the counterparties or their affiliates may choose to engage in, or discontinue engaging in, any of these transactions or activities with or without notice at any time, and their decisions will be in their sole discretion and not within our control.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The counterparties to the convertible note hedge transactions are financial institutions, and we will be subject to the risk that any or all of them might default under the convertible note hedge transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties to the convertible note hedge transactions.

Conversion of the 1.625% convertible senior notes or the 1.500% convertible senior notes or exercise of the warrants issued in the warrant transactions may dilute the ownership interest of existing stockholders.

The conversion of the 1.625% convertible senior notes or the 1.500% convertible senior notes or exercise of some or all of the warrants we issued in the warrant transactions may dilute the ownership interests of existing stockholders. Although the convertible note hedge transactions are expected to reduce potential dilution upon conversion of our convertible notes, the warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated exercise of the warrants for shares of our common stock could depress the price of our common stock.

ITEM 1B—Unresolved Staff Comments

None.

ITEM 2—Properties

Our principal executive offices are in Covington, Louisiana, where we lease approximately 61,000 square feet of office space under a lease with an initial term expiring in September 2025 and three additional five-year renewal periods. Our primary domestic operating offices are located in Port Fourchon, Louisiana, and Brooklyn, New York. We also maintain four international offices from which we operate our fleet of vessels in Mexico and Brazil, as set forth below. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Our principal properties as of December 31, 2012 are as follows:

Location	Description	Segment Using Property	Owned/ Leased
Covington, Louisiana, USA	Corporate Headquarters	Corporate	Leased
Hammond, Louisiana, USA	Warehouse	Upstream	Owned
Brooklyn, New York, USA	Dock, Office, Warehouse, Yard	Downstream	Leased
Port Fourchon, Louisiana, USA	Dock, Office, Warehouse, Yard	Upstream/ Downstream	Leased
Paraiso, Tabasco, Mexico	Office	Upstream	Leased
Ciudad Del Carmen, Campeche, Mexico	Office	Upstream	Leased
Barra da Tijuca, Rio de Janeiro, Brazil	Office	Upstream	Leased
Macae, Rio de Janeiro, Brazil	Office	Upstream	Leased
Houston, Texas, USA	Office	Upstream	Leased

In addition to the foregoing, our revenues are principally derived from our fleet of 51 new generation OSVs and four MPSVs and nine ocean-going tank barges described in Item 1—Business of this Annual Report on Form 10-K.

Item 3—Legal Proceedings

The Company has made presentment of a claim to BP in the class action lawsuit arising from the Deepwater Horizon tragedy. Doing so has allowed the Company to preserve claims against BP under OPA 90 assuming the Company has claims that are compensable under the court-approved settlement reached between BP and class action plaintiffs.

A further discussion of current legal proceedings is set forth in Note 10 to our consolidated financial statements.

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices for our common stock as reported by the NYSE during 2012 and 2011.

	2012		2011
	High	Low	High	Low
First Quarter	$43.47	$31.26	$31.77	$19.87
Second Quarter	$43.83	$31.68	$31.38	$23.65
Third Quarter	$43.78	$34.00	$29.39	$19.80
Fourth Quarter	$38.06	$31.96	$36.24	$21.96

On January 31, 2013, we had 26 holders of record of our common stock.

We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements, retire debt and fund future growth. Any future payment of cash dividends will depend upon the financial condition, capital requirements, plans to reduce our long-term debt and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 8.000% senior notes, our 5.875% senior notes and the agreement governing our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to our consolidated financial statements for further discussion.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except operating and per share data)

Our selected historical consolidated financial information as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008

Statement of Operations Data:
Revenues	$512,738	$381,627	$420,804	$385,948	$432,084
Operating expenses	255,398	211,201	196,771	161,188	164,532
Depreciation and amortization(1)	87,808	81,587	77,055	93,369	52,002
General and administrative expenses	48,499	35,363	36,774	30,844	37,155
Gain on sale of assets	274	1,539	2,025	1,147	8,402
Operating income	121,307	55,015	112,229	101,694	186,797
Loss on early extinguishment of debt	(6,048)	—	—	—	—
Interest income	2,167	829	528	482	1,525
Interest expense	57,869	59,649	55,183	21,024	8,331
Other income (expenses)(2)	186	442	344	(597)	190
Income (loss) before income taxes	59,743	(3,363)	57,918	80,555	180,181
Income tax expense (benefit)	22,726	(802)	21,502	30,155	64,379
Net income (loss)	37,017	(2,561)	36,416	50,400	115,802

Per Share Data:
Basic net income (loss)	$1.05	$(0.09)	$1.38	$1.94	$4.48
Diluted net income (loss)	$1.03	$(0.09)	$1.34	$1.87	$4.29
Weighted average basic shares outstanding	35,311	27,876	26,396	26,040	25,840
Weighted average diluted shares outstanding(3)	36,080	27,876	27,176	26,975	27,020

Balance Sheet Data (at period end):
Cash and cash equivalents	$576,678	$356,849	$126,966	$51,019	$20,216
Working capital	388,004	401,216	162,156	85,736	66,069
Property, plant, and equipment, net	1,812,110	1,605,785	1,606,121	1,602,663	1,405,340
Total assets	2,631,731	2,136,346	1,878,425	1,786,348	1,595,743
Total short-term debt(4)	238,907	—	—	—	—
Total long-term debt(5)	850,530	770,648	758,233	746,674	618,519
Total stockholders’ equity	1,165,845	1,072,988	841,877	797,063	736,900

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$145,440	$65,651	$131,732	$183,244	$206,832
Investing activities	(259,777)	(62,299)	(56,987)	(263,050)	(487,293)
Financing activities	334,345	226,914	1,147	110,590	127,109

Other Financial Data (unaudited):
EBITDA(6)	$203,253	$137,044	$189,628	$194,466	$238,989
Capital expenditures	264,099	73,638	61,643	273,646	505,105

Other Operating Data (unaudited)(7):
Offshore Supply Vessels:
Average number of new generation OSVs(8)	51.0	51.0	49.9	43.2	36.4
Average number of active new generation OSVs(9)	48.3	41.8	42.4	39.2	36.4
Average new generation OSV fleet capacity (DWT)	128,190	128,190	124,965	105,858	84,892
Average new generation OSV vessel capacity (DWT)	2,514	2,514	2,507	2,448	2,329
Average new generation OSV utilization rate(10)	83.2%	71.5%	71.6%	79.9%	95.4%
Effective new generation OSV utilization rate(11)	87.8%	87.2%	84.3%	88.0%	95.4%
Average new generation OSV dayrate(12)	$23,445	$21,121	$21,561	$21,348	$22,939
Effective dayrate(13)	$19,506	$15,102	$15,438	$17,057	$21,884

Double-hulled Tank Barges(14):
Average number of tank barges(15)	9.0	9.0	9.0	9.0	8.8
Average fleet capacity (barrels)(15)	884,621	884,621	884,621	884,621	872,347
Average barge capacity (barrels)	98,291	98,291	98,291	98,291	98,824
Average utilization rate(10)	88.2%	88.1%	80.5%	71.5%	85.0%
Average dayrate(16)	$17,012	$17,557	$17,502	$21,138	$21,806
Effective dayrate(13)	$15,005	$15,468	$14,089	$15,114	$18,535

(1)	In June 2009, we recorded a pre-tax non-cash asset impairment charge of $25.8 million related to ten single-hulled tank barges and six ocean-going tugs. This impairment charge is reflected in depreciation expense for the year ended December 31, 2009. The Company’s amortization expense for such period includes a $0.9 million pre-tax non-cash charge for the write-off of remaining goodwill associated with our Downstream segment.
(2)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.
(3)	For the year ended December 31, 2012, the Company had no anti-dilutive stock options. Due to a net loss, we excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,209 shares of common stock for the year ended December 31, 2011 because the effect was anti-dilutive. For the years ended December 31, 2010, 2009, and 2008 stock options representing rights to acquire 400, 414, and 3 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes and related unamortized compensation. See Note 3 of our consolidated financial statements for more information about diluted shares outstanding.
(4)	Excludes original issue discount associated with our 1.625% convertible senior notes in the amount of $11,093 as of December 31, 2012. These notes are putable by the holders to the Company on November 15, 2013 and therefore are classified as short-term debt. In addition, these notes are callable by the Company on November 15, 2013, and the Company intends to do so.
(5)	Excludes original issue discount associated with our 6.125% senior notes in the amount of $215, $279, $341, and $398 as of December 31, 2011, 2010, 2009, and 2008, respectively; original issue discount associated with our 8.000% senior notes in the amount of $4,771, $5,571, $6,305, and $6,980 as of December 31, 2012, 2011, 2010 and 2009, respectively; imputed original issue discount associated with our 1.625% convertible senior notes in the amount of $23,566, $35,183, $46,005, $56,083, and $65,471 as of December 31, 2011, 2010, 2009, and 2008, respectively; and imputed original issue discount associated with our 1.500% convertible senior notes in the amount of $69,699 as of December 31, 2012.
(6)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.
(7)	Excluded from the Other Operating Data are the results of operations for our MPSVs, our shore-base facility, and vessel management services. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of our new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.
(8)	We owned 51 new generation OSVs as of December 31, 2012. Our average number of new generation OSVs for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 reflect the deliveries of certain vessels under our fourth OSV newbuild program. During 2010, 2009 and 2008, we placed in service, four OSVs, eight OSVs and four OSVs, respectively. Please refer to the New Generation OSVs table on page 5 of this Form 10-K for more information about vessel names and placed in service dates. Excluded from this data are ten conventional OSVs that were also acquired in August 2007, nine of which have been sold on various dates in 2008, 2009, and 2010. Our sole remaining conventional OSV, which is stacked, is considered a non-core asset.
(9)	In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Based on improved market conditions, we had re-activated all but one of our stacked new generation OSVs as of December 31, 2012. That vessel is expected to remain inactive until there is sustainable demand for the vessel.
(10)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(11)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(12)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(13)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(14)	Other Operating Data for tugs and tank barges reflects our active Downstream fleet of nine double-hulled barges and nine ocean-going tugs. We also own five older, lower-horsepower tugs, which we consider to be non-core assets and are marketed for sale. We previously owned a fleet of single-hulled tank barges; however, all of these non-OPA 90 compliant vessels have been sold as they were also considered non-core assets.
(15)	The tank barge averages for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 include the Energy 6506, Energy 6507 and Energy 6508, three double-hulled tank barges delivered under our second TTB newbuild program in August 2007, November 2007, and March 2008, respectively. As of December 31, 2012, our double-hulled tank barge fleet consisted of nine vessels.
(16)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers.

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

The following table provides the detailed components of EBITDA as we define that term for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 respectively (in thousands).

	Year Ended December 31,
	2012	2011	2010	2009	2008
Components of EBITDA:
Net income (loss)	$37,017	$(2,561)	$36,416	$50,400	$115,802
Interest, net:
Debt obligations	57,869	59,649	55,183	21,024	8,331
Interest income	(2,167)	(829)	(528)	(482)	(1,525)

Total interest, net	55,702	58,820	54,655	20,542	6,806

Income tax expense (benefit)	22,726	(802)	21,502	30,155	64,379
Depreciation	60,482	60,960	58,509	69,461	33,498
Amortization	27,326	20,627	18,546	23,908	18,504

EBITDA	$203,253	$137,044	$189,628	$194,466	$238,989

The following table reconciles EBITDA to cash flows provided by operating activities for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 respectively (in thousands).

	Year Ended December 31,
	2012	2011	2010	2009	2008
EBITDA Reconciliation to GAAP:
EBITDA	$203,253	$137,044	$189,628	$194,466	$238,989
Cash paid for deferred drydocking charges	(44,223)	(19,704)	(22,510)	(19,234)	(19,773)
Cash paid for interest	(38,597)	(43,811)	(44,178)	(24,201)	(24,981)
Cash paid for taxes	(1,332)	(1,272)	(2,809)	(15,520)	(6,119)
Changes in working capital	7,899	(12,111)	5,036	41,117	15,406
Stock-based compensation expense	10,891	6,525	8,710	8,704	10,815
Loss on early extinguishment of debt	6,048	—	—	—	—
Changes in other, net	1,501	(1,020)	(2,145)	(2,088)	(7,505)

Cash flows provided by operating activities	$145,440	$65,651	$131,732	$183,244	$206,832

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2012	2011	2010	2009	2008
Loss on early extinguishment of debt	$6,048	—	—	—	—
Stock-based compensation expense	10,891	6,525	8,710	8,704	10,815
Interest income	2,167	829	528	482	1,525

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

Gulf of Mexico

The GoM continues to be considered a world-class basin by exploration and production companies. As of May 2012, BOEM estimated that the GoM contains 48 billion barrels of recoverable oil equivalent. While the Deepwater Horizon incident negatively impacted our operations in the GoM during 2010 and 2011, we observed considerable improvement in market conditions during 2012 which were driven by 1) an increased amount of exploration and production activities; and 2) a reduced amount of OSVs in the GoM due to decisions by vessel owners to deploy vessels in other markets following the Deepwater Horizon incident. According to IHS-Petrodata as of January 31, 2013, the number of floating rigs available in the GoM region is currently 42, which has increased from the pre-Macondo level of 34, because the 12 floaters that either left the region or were removed from service, have since been replaced by 20 similar or more advanced rigs. Of the 42 rigs available in the GoM, 33 were actively drilling as of January 31, 2013. For the five pre-Macondo years of 2005 through 2009, the historical average level of floating rigs actively drilling was 29 rigs with a peak of 35 rigs. We expect at least one additional deepwater drilling unit to arrive in the GoM during 2013. During 2012, the rate of deepwater drilling permit approvals improved significantly over 2011, however, the pace of permitting was inconsistent. We believe that, while the pace of permit issuance will be uneven for some time to come, the overall number of permits issued in 2013 should not be less than 2012 levels.

Improvements in dayrates and utilization for our high-spec Upstream vessels continued through the fourth quarter of 2012. Leading-edge spot market OSV dayrates in the GoM for our 240 and 265 class DP-2 equipment are in the $38,000 to $42,000 range. Whether these rates can be sustained will depend, among other things, on the future rig-count and the pace of permitting in the GoM. Market conditions for high-spec DP-2 vessels may be impacted during 2013 by the anticipated delivery of 27 additional Jones Act-qualified DP-2 vessels from U.S. shipyards, including five being constructed by the Company. Fleetwide effective, or utilization-adjusted, dayrates for our new generation OSVs increased about $4,404, or roughly 29%, from $15,102 for 2011 to $19,506 for 2012. During the year ended December 31, 2012, we had an average stacked new generation OSV fleet of 2.7 vessels compared to 9.2 vessels for the same period in 2011. As of December 31, 2012, we had only one DP-1 new generation OSV stacked. We expect that our DP-1 vessels will experience continued softness as our deepwater customers are increasingly biased towards using only DP-2 vessels in deepwater operations. The Company is considering whether to convert additional DP-1 vessels to DP-2, as is the case with six such vessels being converted under our 200 class OSV retrofit program during 2013.

The recent recovery in the GoM could be adversely affected by an increasing shortage of, and competition for, qualified mariners. This shortage is being exacerbated by customer and regulatory driven requirements that increase the manning levels on many vessels, including drilling units that operate in the GoM. Mariner shortages have driven up labor costs, which comprise the greatest portion of our operating costs. To address intense competition for licensed mariners, we increased our Upstream crew wages in April 2012 by roughly $5.0 million per quarter. We expect these increased wage levels to continue into 2013 and beyond. We will also have incremental expenses due to the expansion of our fleet personnel and shoreside support staff in anticipation of the vessels that will be delivered under our fifth OSV newbuild program.

Brazil

Brazil is experiencing a dramatic increase in activity related to its large deepwater and pre-salt oilfield basins. This increase in activity is driven primarily by the state-owned oil company, Petroleo Brasileiro S.A., or Petrobras, and other producers, including BP p.l.c., Chevron Corporation, Exxon Mobil Corporation, OGX Petroleo e Gas Participacoes and Royal Dutch Shell plc. Petrobras has publicly announced plans to spend approximately $142 billion on exploration and production activities from 2012 through 2016 and has stated that its offshore supply vessel needs could increase from approximately 290 in 2010 to nearly 480 in 2015. Brazilian operators plan to add one new floating rig by the end of 2013. Since the beginning of 2010, we have increased our presence in Brazil from zero to a high of 14 vessels. During 2012, four of our OSVs operating in Brazil which had been operating under long-term charters were mobilized back to the GoM at the conclusion of those contracts. As of December 31, 2012, we had eight vessels working in Brazil under long-term contracts for Petrobras. Current high operating costs as well as regulatory complexity and bureaucratic inefficiency are impacting our ability to generate operating margins commensurate with those we have historically generated in the GoM. Moreover, Petrobras is the single largest consumer of our services in Brazil and, for 2012, the Company overall. As is typical with large state-owned national oil companies, contracts with Petrobras are onerous and contain multiple provisions that allow Petrobras to impose penalties and deduct payments for performance issues even if we disagree with the basis of those penalties or deductions. Petrobras has exercised these kinds of measures in our contract and we expect that we will continue to confront similar issues with Petrobras going forward. In addition to regulatory complexity and the inherent difficulties associated with the Petrobras contracting regime, there is an acute shortage of mariners in Brazil, which we are required by law to employ on our vessels. This shortage is a significant contributor to escalating costs in Brazil and could present a barrier to our near-term growth in that market. We declined the opportunity to renew, with Petrobras, four 240 class vessels whose charters expire during the summer of 2013. We see Petrobras making significant investments intended to stem the logistical bottlenecks that have hampered its ability to take full advantage of its offshore fleet. As those chokepoints get worked out over the next few years, we expect to bid on additional contracts in Brazil.

Mexico

The primary customer in the Mexican market is the state-owned oil company, PEMEX. Production from the Cantarell field, which according to the EIA is PEMEX’s largest offshore oilfield, has declined from approximately 2.14 million barrels per day to 500,000 barrels per day. In 2010, 54% of Mexico’s total crude oil production came from the Cantarell field and the Ku-Maloob-Zaap field, both of which are located in the Bay of Campeche. In its July 2011 Outlook, PEMEX highlighted that 60% of its prospective resources, or 29.5 billion barrels of oil equivalent, are in the deepwater Gulf of Mexico. However, in order to develop this resource, PEMEX will likely need to tap the expertise of non-Mexican international oil companies. Under Article 27 of the Mexican constitution, private persons or companies (other than the state-owned PEMEX) are not allowed to carry out exploration for petroleum, and solid, liquid, or gaseous hydrocarbons. As a result, while we believe that Mexico could develop into a large market for deepwater activity, we do not expect this to occur until the Mexican government has found a solution to their constitutional constraints. We believe that this situation may be improved by the election of President Peña Nieto in July 2012, who campaigned on constitutional reform to reinvigorate the Mexican oil industry. Currently, there are four floating rigs and 33 jack-up rigs drilling offshore Mexico. PEMEX has announced plans to add another floating rig and three more high-spec jack-up rigs during the remainder of 2013. We began working in Mexico in 2002 and currently have seven vessels working there under long-term contracts. We will continue to actively bid additional vessels into Mexico as tenders are issued by PEMEX.

Market conditions

As of January 31, 2013, we had 49% of our new generation OSV vessel-days contracted for the fiscal year ending December 31, 2013. Our forward OSV contract coverage for the fiscal year ending December 31, 2014 currently stands at 15%. Included within our new generation contract coverage are five vessels on long-term charters with the United States government in defense capacities. It is possible that these contracts could be impacted in the event that the scheduled sequestration of $85 billion in federal defense spending goes forward commencing March 1, 2013 or as a result of legislation implemented to avoid the sequester. Our MPSV contract coverage has also increased as a result of the improving market conditions in the GoM. On the strength of long-term contracts awarded to two of our MPSVs during 2011 and recent spot market activity, MPSV contract coverage for the fiscal years ending December 31, 2013 and 2014 is currently 77% and 31%, respectively.

A sustained market recovery will depend upon several factors outside of our control including 1) the ability of operators and drilling contractors to comply with the new regulatory requirements; 2) the pace at which regulators approve plans and permit applications required by operators to drill; 3) the content of additional as yet unpromulgated rules that are expected to be issued; 4) the outcome of pending litigation brought by environmental groups challenging recent exploration plans approved by the DOI and 5) general economic conditions.

Our Upstream Segment

All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for five foreign-flagged new generation OSVs, two foreign-flagged well stimulation vessels and two foreign-flagged MPSVs. As of December 31, 2012, our 50 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	29
Other U.S. coastlines(1)	5

34

Foreign
Brazil	8
Mexico	10
Middle East	2

20

Total Active Upstream Vessels(2)	54

(1)	Includes five vessels that are currently supporting the military.
(2)	Excluded from this table is one of our new generation OSVs and one conventional OSV that were stacked as of December 31, 2012. This vessel is expected to remain inactive until there is sustainable demand for the vessel.

OSV Newbuild Program #5. As of January 31, 2013, our fifth OSV newbuild program consisted of vessel construction contracts with two domestic shipyards to build four 300 class OSVs, six 310 class OSVs, and ten 320 class OSVs. On February 7, 2013, we announced that our fifth OSV newbuild program was expanded to include two 310 class Jones Act-qualified MPSVs and either two additional HOSMAX OSVs or, in lieu of building those vessels, one or more additional Jones Act-qualified MPSVs. We are currently negotiating with shipyards regarding these new vessels and how these new vessels will impact our outstanding contractual options. Delivery of the vessels to be constructed under this program is expected to occur on various dates during 2013 through 2015. As a result of this expansion of our fifth OSV newbuild program, assuming the Company opts to build two additional OSVs in lieu of one or more Jones Act-qualified MPSVs, we expect to own and operate 56, 69 and 73 new generation OSVs as of December 31, 2013, 2014, and 2015, respectively. These aggregate vessel additions result in a projected average new generation OSV fleet complement of 52.2, 63.0, and 72.5 vessels for the fiscal years 2013, 2014, and 2015, respectively. With the addition of the two MPSVs, we expect to own and operate four, four and six MPSVs as of December 31, 2013, 2014 and 2015, respectively. These MPSV additions result in a projected average MPSV fleet complement of 4.0, 4.0 and 4.8 vessels for the fiscal years 2013, 2014 and 2015, respectively. Assuming we build two MPSVs and two new OSVs as a result of the latest newbuild program expansion, the aggregate cost of our fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,160 million. For further information regarding our fifth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.

Our Downstream Segment

As of December 31, 2012, our Downstream fleet was comprised of nine double-hulled tank barges and 14 ocean-going tugs, five of which are older, lower-horsepower tugs that are stacked. Although Downstream results have improved from the prior year, recent dayrate trends are below the Downstream dayrates that existed from 2006 to 2008. Driven by demand in the GoM resulting from the Eagle Ford shale trend, we outfitted three additional vessels with vapor-recovery systems during the second quarter of 2012 to allow them to work in the trans-Gulf crude oil trade. We feel as if these developments will have a positive impact on our Downstream vessels operating in the GoM during 2013. With the ongoing expansion of our Upstream fleet, we expect our Downstream segment to continue to represent a much smaller portion of our consolidated operating results compared to historical trends.

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

In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the U.S. Coast Guard and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a disproportionately large number of drydockings in a particular fiscal period, comparative results may be affected. While we can defer required drydockings of stacked vessels, we will be required to conduct such deferred drydockings prior to such vessels returning to service.

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

Carrying Value of Vessels. We depreciate our tugs, tank barges, OSVs, and MPSVs over estimated useful lives of 14 to 25 years, 17 to 25 years, ten to 25 years and 25 years, respectively. The shorter useful lives relate to acquired vessels. Salvage values for marine equipment range between 5% and 25% of the originally recorded cost, depending on vessel type. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate that recovery of the carrying amount of our vessels might not be possible.

We presently review our vessels for impairment using the following asset groups: New Generation OSVs, MPSVs, Conventional OSVs, Active Downstream Vessels and Stacked Downstream Vessels (the latter being evaluated on an individual basis, not as a group). Management has concluded that these groupings are currently appropriate because our vessels are highly mobile and are consistent based on the operating and marketing characteristics desired by our customers. When analyzing asset groups for impairment, we consider both historical and projected operating cash flows, operating income, and EBITDA based on current operating environment and future conditions that we can reasonably anticipate, such as inflation or prospective wage costs. These projections are based on, but not limited to, job location, current market dayrates included in recent sales proposals, utilization and contract coverage; along with anticipated market drivers, such as drilling rig movements, results of offshore lease sales and discussions with our customers regarding their ongoing drilling plans. When evaluating stacked vessels that are not expected to return to service, we use recent vessel sales and/or independent third-party appraisers to determine our estimate of undiscounted future cash flow. The vessel appraisers used for these assets are the same ones that are used by our lenders when vessels are appraised in secured financing arrangements. We have executed financing transactions in the ordinary course of our business, such as our revolving credit facility requiring third-party appraisals for collateralized assets. Such appraisals are reviewed and considered in assessing whether an impairment exists.

If events or changes in circumstances as set forth above indicate that the asset group’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, we would be required to reduce the carrying amount to fair value. Examples of events or changes in circumstances that could indicate that the recoverability of the carrying amount of our asset groups should be assessed might include a significant change in regulations such as OPA 90, a significant decrease in the market value of the asset group and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset group.

We reviewed ASC 360 regarding triggering events and considered whether the temporary reduction in the level of drilling activity in the GoM in 2010 and 2011 related to the Deepwater Horizon incident and resulting drilling moratoria represented an indicator of impairment for any of our asset groups and concluded that it did not. For our Upstream vessels operating in the GoM, we anticipated that the reduced drilling activity in that market was temporary in nature, as evidenced by the return of market conditions to pre-Macondo levels in 2012. While the Company has historically operated its Upstream segment predominately in the GoM, we will continue to deploy vessels to international markets as conditions warrant. Our technologically advanced vessels are capable of working in and are effectively mobilized to different markets so neither the geographic location of vessels, nor reduced drilling activity in a particular exploration area is considered on its own as an impairment trigger. It is Management’s opinion that the fair values of all of our asset groups exceed their carrying values. In order for the fair values of any of our assets to be below their respective carrying values, current and projected effective dayrates would have to be significantly below the lowest levels experienced in our Company’s history. In addition, those market conditions would have to be sustained for the remaining economic useful lives of each vessel class, which is also unlikely.

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

Revenue Recognition. We charter our vessels to customers under time charters based on a daily rate of hire and recognize revenue as earned on a daily basis during the contract period of the specific vessel. We also contract our Downstream vessels to customers under COAs, under which revenue is recognized based on the number of days incurred for the voyage as a percentage of total estimated days applied to total estimated revenues. Voyage-related costs are expensed as incurred. Substantially all voyages under COAs are less than 10 days in length.

Allowance for Doubtful Accounts. Our customers are primarily major and independent, domestic and international, oil and gas and oil service companies. Our customers are granted credit on a short-term basis and related credit risks are considered minimal. We usually do not require collateral. We provide an estimate for uncollectible accounts based primarily on management’s judgment. Management uses the relative age of receivable balances, historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts. Our historical losses have not been significant. However, because amounts due from individual customers can be significant, future adjustments to the allowance can be material if one or more individual customer’s balances are deemed uncollectible.

Income Taxes. We follow accounting standards for income taxes, which requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards and foreign tax credit carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future prior to their expiration. In addition, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in general and administrative expenses.

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

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services. The Company does not provide average or effective dayrates for its

MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

	Years Ended December 31,
	2012	2011	2010
Offshore Supply Vessels:
Average number of new generation OSVs(1)	51.0	51.0	49.9
Average number of active new generation OSVs(2)	48.3	41.8	42.4
Average new generation OSV fleet capacity (DWT)	128,190	128,190	124,965
Average new generation vessel capacity (DWT)	2,514	2,514	2,507
Average new generation OSV utilization rate(3)	83.2%	71.5%	71.6%
Effective new generation OSV utilization rate(4)	87.8%	87.2%	84.3%
Average new generation OSV dayrate(5)	$23,445	$21,121	$21,561
Effective dayrate(6)	$19,506	$15,102	$15,438
Double-hulled Tank Barges:
Average number of double-hulled tank barges(7)	9.0	9.0	9.0
Average fleet capacity (barrels)	884,621	884,621	884,621
Average barge size (barrels)	98,291	98,291	98,291
Average utilization rate(3)	88.2%	88.1%	80.5%
Average dayrate(8)	$17,012	$17,557	$17,502
Effective dayrate(6)	$15,005	$15,468	$14,089

(1)	We owned 51 new generation OSVs as of December 31, 2012. Our average number of new generation OSVs for the years ended December 31, 2012, 2011, and 2010 reflect the deliveries of certain vessels under our fourth OSV newbuild program. During 2010, we placed in service four OSVs. Please refer to the New Generation OSVs table on page 5 of this Form 10-K for more information about vessel names and placed in service dates. Excluded from this data are ten conventional OSVs that were acquired in August 2007, nine of which were sold on various dates since 2008. We consider our sole remaining conventional OSV to be a non-core asset.
(2)	In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Based on improved market conditions, we had re-activated all but one of our stacked new generation OSVs as of December 31, 2012. That vessel is expected to remain inactive until there is substantial demand for the vessel. Active new generation OSVs represent vessels that are immediately available for service during each respective period.
(3)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(4)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.
(5)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(6)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(7)	Other operating data for tugs and tank barges reflects our active Downstream fleet of nine double-hulled barges and nine ocean-going tugs. We also own five older, lower-horsepower tugs, which we consider to be non-core assets and are marketed for sale. We previously owned a fleet of single-hulled tank barges; however, all of those vessels have been sold as they were also considered non-core assets.
(8)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Summarized financial information concerning our reportable segments for the years ended December 31, 2012 and 2011, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2012	2011	$ Change	% Change
Revenues:
Upstream
Domestic	$301,430	$182,226	$119,204	65.4%
Foreign	161,879	148,610	13,269	8.9

	463,309	330,836	132,473	40.0%

Downstream
Domestic	39,182	42,866	(3,684)	(8.6)%
Foreign(1)	10,247	7,925	2,322	29.3

	49,429	50,791	(1,362)	(2.7)

	$512,738	$381,627	$131,111	34.4%

Operating expenses:
Upstream	$226,462	$177,868	$48,594	27.3%
Downstream	28,936	33,333	(4,397)	(13.2)

	$255,398	$211,201	$44,197	20.9%

Depreciation and amortization:
Upstream	$73,675	$67,910	$5,765	8.5%
Downstream	14,133	13,677	456	3.3

	$87,808	$81,587	$6,221	7.6%

General and administrative expenses:
Upstream	$44,785	$32,170	$12,615	39.2%
Downstream	3,714	3,193	521	16.3

	$48,499	$35,363	$13,136	37.1%

Gain (Loss) on sale of assets:
Upstream	$(350)	$980	$(1,330)	>(100.0)%
Downstream	624	559	65	11.6

	$274	$1,539	$(1,265)	(82.2)%

Operating income:
Upstream	$118,037	$53,868	$64,169	>100.0%
Downstream	3,270	1,147	2,123	>100.0

	$121,307	$55,015	$66,292	>100.0%

Loss on early extinguishment of debt	$6,048	$—	$6,048	>100.0%

Interest expense	$57,869	$59,649	$(1,780)	(3.0)%

Interest income	$2,167	$829	$1,338	>100.0%

Income tax expense (benefit)	$22,726	$(802)	$23,528	>100.0%

Net income (loss)	$37,017	$(2,561)	$39,578	>100.0%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Revenues. Revenues for 2012 increased by $131.1 million, or 34.4%, to $512.7 million compared to $381.6 million for 2011 due to improved Upstream market conditions. Our weighted-average active operating fleet for 2012 was approximately 70 vessels compared to 64 vessels for 2011, entirely due to the reactivation of previously Upstream stacked vessels.

Revenues from our Upstream segment increased by $132.5 million, or 40.1%, to $463.3 million for 2012 compared to $330.8 million for 2011. These higher revenues primarily resulted from increased demand for our high-spec OSVs and MPSVs, and the reactivation of 14 new generation OSVs that were returned to service during 2011 and 2012. Revenue from our four-vessel MPSV fleet increased by $49.6 million, or 109% for 2012 compared to 2011. Our new generation OSV average dayrates were $23,445 for 2012 compared to $21,121 for 2011, an increase of $2,324, or 11.0%. Our new generation OSV utilization was 83.2% for 2012 compared to 71.5% for 2011. During 2011, our average OSV utilization was adversely affected by roughly 3,300 days out-of-service related to stacked vessels and 528 days of aggregate downtime related to customer-required modifications and pre-positioning of eight vessels that were mobilized to foreign markets. The deepwater drilling moratoria in the GoM also contributed to the lower Upstream utilization in 2011. We had an average of 2.7 new generation OSVs stacked during 2012 compared to an average of 9.2 stacked vessels during the prior year. Domestic revenues for our Upstream segment increased by $119.2 million during 2012 due to increased drilling activity in the GoM. Foreign revenues for our Upstream segment increased by $13.3 million due to additional vessels deployed to Latin America since early 2011. Foreign revenues comprised 34.9% of our total Upstream revenues for 2012 compared to 44.9% for 2011.

Revenues from our Downstream segment decreased by $1.4 million, or 2.8%, to $49.4 million for 2012 compared to $50.8 million for 2011. This slight revenue decrease was primarily due to a shift in contract mix from COA arrangements to time charters. When operating under a time charter arrangement we typically earn lower dayrates that are generally offset by lower fuel expense. Our double-hulled tank barge average dayrates were $17,012 for 2012 compared to $17,557 for 2011, a decrease of $545 or 3.1%. Our double-hulled tank barge utilization was 88.2% for 2012 in-line with 88.1% for 2011.

Operating expenses. Operating expenses for 2012 increased by $44.2 million, or 20.9%, to $255.4 million. This increase was primarily associated with the increase of our active operating fleet compared to the year-ago period, higher operating costs for vessels operating in Latin America and higher crew wages.

Operating expenses for our Upstream segment were $226.5 million, an increase of $48.6 million, or 27.3%, for 2012 compared to $177.9 million for 2011. Operating expenses for our Upstream segment were driven higher by an increased number of vessels that had been re-activated since early 2011 and, to a lesser extent, higher costs for our vessels operating in Latin America and higher crew wages. Market-driven mariner wage increases that commenced in April 2012 drove our Upstream operating expenses higher by approximately $5 million per quarter for the last three quarters of 2012. Aggregate cash operating expenses for our Upstream segment are projected to be in the range of $253.0 million to $263.0 million for 2013. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our vessels to or from international markets; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.

Operating expenses for our Downstream segment were $28.9 million, a decrease of $4.4 million, or 13.2%, for 2012 compared to $33.3 million for 2011. The decrease in operating expenses is largely the result of having lower fuel expense due to a greater mix of Downstream vessels operating under time charter agreements rather than COAs in 2012. Under time charter arrangements, the charterer bears the cost of fuel. Under COA arrangements, the vessel owner bears the cost of fuel, which is typically recovered through higher dayrates. Our contracts during 2011 were primarily comprised of COA voyages.

Depreciation and Amortization. Depreciation and amortization expense was $6.2 million higher for 2012 compared to 2011. This increase is primarily due to higher costs for vessel regulatory drydockings and incremental amortization expense related to the vessels that were previously stacked and required recertification prior to being re-activated. Depreciation and amortization expense is expected to increase from current levels when any newly constructed vessels are delivered or undergo their initial 30-month and 60-month recertifications.

General and Administrative Expenses. General and administrative expenses of $48.5 million, or 9.5% of revenues, increased by $13.1 million during 2012 compared to 2011. This increase in G&A expenses was primarily the result of higher shoreside incentive compensation, fleet recruiting and training expenses. Our general and administrative expenses are expected to increase to the approximate annual range of $53 million to $55 million for 2013, commensurate with our pending fleet growth and continuing international expansion. However, we still expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.

Gain on Sale of Assets. During 2012, we sold one older, lower-horsepower tug, and certain non-vessel shoreside assets for net cash proceeds of $4.3 million, which resulted in aggregate gains of approximately $0.3 million ($0.2 million after-tax or $0.01 per diluted share). During 2011, we sold our four remaining single-hulled tank barges and two ROVs for net cash proceeds of $11.3 million, which resulted in aggregate gains of approximately $1.5 million ($1.1 million after-tax or $0.04 per diluted share).

Operating Income. Operating income increased by $66.3 million to $121.3 million during 2012 compared to 2011 for the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 25.5% for 2012 compared to 16.3% for 2011. Operating income as a percentage of revenues for our Downstream segment was 6.7% for 2012 compared to 2.2% for 2011.

Loss on Early Extinguishment of Debt. On March 2, 2012, we commenced a cash tender offer for all of the outstanding $300.0 million in aggregate principal amount of our 6.125% senior notes due 2014. Senior notes representing approximately $252.2 million, or 84% of such notes outstanding, were validly tendered during the designated tender period, which ended on March 29, 2012. The remaining $47.8 million of our 6.125% senior notes were redeemed on April 30, 2012. During 2012, we recorded an aggregate loss on early extinguishment of debt of approximately $6.0 million ($3.7 million or $0.11 per diluted share after-tax), which was comprised of the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. We did not retire any debt during 2011.

Interest Expense. Interest expense decreased $1.8 million during 2012 compared to 2011. Higher capitalized interest attributable to vessels under construction was the primary reason that our interest expense decreased from 2011. During 2012, we capitalized interest of $11.0 million, or roughly 16% of our total interest costs compared to capitalized interest of

$0.4 million, or roughly 1% of our total interest costs, for 2011. See “Liquidity and Capital Resources” for further discussion.

Interest Income. Interest income increased by $1.3 million to $2.2 million for 2012 compared to $0.8 million for 2011. Our average cash balance increased to $500.8 million for 2012 compared to $189.5 million for 2011. The average interest rate earned on our invested cash balances was approximately 0.4% during the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

Income Tax Expense (Benefit). Our effective tax rate was 38.0% and (23.8)% for 2012 and 2011, respectively. The tax rate for 2012 is higher than the benefit rate used in 2011 due to the effect of items not deductible for federal tax purposes. The benefit rate for 2011 is lower than our historical rate due to the amplified effect of our permanent book-tax differences on the relatively smaller pre-tax book loss for 2011. Our income tax rate is different from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income (Loss). Operating performance increased year-over-year by $39.6 million for reported net income of $37.0 million for 2012 compared to a net loss of $2.6 million for 2011. The improved net income for 2012 was primarily due to the increase in operating income based on improved market conditions discussed above and a $3.1 million pre-tax decrease in net interest expense. Net income for 2012 was adversely impacted by a $6.0 million pre-tax loss on early extinguishment of debt.

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

Revenues from our Upstream segment decreased by $43.7 million, or 11.7%, to $330.8 million for 2011 compared to $374.5 million for 2010. These lower revenues primarily resulted from a significant decline in activity from our MPSVs, lower revenue from new generation OSVs that were in-service during each of the years ended December 31, 2011 and 2010 and, to a lesser extent, the stacking of certain new generation OSVs in response to regulatory-driven demand weakness in the GoM. These lower revenues were partially offset by incremental revenues related to vessels operating in Latin America. Revenue for our MPSV fleet declined by $41.0 million, or 47% for 2011 compared to 2010. However, MPSV utilization was 88.7% for the fourth quarter of 2011. Our new generation OSV average dayrates were $21,121 for 2011 compared to $21,561 for 2010, a decrease of $440, or 2.0%. Our new generation OSV dayrates for 2010 were favorably impacted by non-recurring revenues for one of our specialty service vessels unrelated to the oil spill relief efforts in the GoM. Excluding these revenues, our 2010 new generation OSV dayrates would have been $20,756, or 1.8% lower than 2011. Our new generation OSV utilization was 71.5% for 2011 compared to 71.6% for 2010. During 2011, our average OSV utilization was adversely affected by roughly 3,300 days out-of-service related to stacked vessels and 528 days of aggregate downtime related to customer-required modifications and pre-positioning of eight vessels that were mobilized to foreign markets during 2011. The deepwater drilling moratoria in the GoM also contributed to the lower Upstream utilization. We had an average of 9.2 new generation OSVs stacked during 2011 compared to an average of 7.5 stacked vessels during the prior year. Domestic revenues for our Upstream segment decreased $116.2 million during 2011 due to reduced drilling activity in the GoM. Foreign revenues for our Upstream segment increased $72.5 million primarily due to an average of 11 additional vessels deployed to Latin America since December 31, 2010. Foreign revenues comprised 44.9% of our total Upstream revenues compared to 20.3% for 2010.

Revenues from our Downstream segment increased by $4.5 million, or 9.8%, to $50.8 million for 2011 compared to $46.3 million for 2010. This revenue increase was due to higher demand for our clean and dirty petroleum product barges in the Northeast U.S. during 2011 compared to 2010 and, to a lesser extent, fewer days out-of-service for regulatory drydocking during 2011. Our double-hulled tank barge average dayrates were $17,557 for 2011, which was slightly higher than $17,502 for 2010. Our double-hulled tank barge utilization was 88.1% for 2011 compared to 80.5% for 2010. Foreign revenues for our Downstream segment increased $4.5 million, or 131.5%, due to an additional vessel deployed to Puerto Rico during 2011 compared to the prior year.

Operating expenses. Operating expenses for 2011 increased by $14.4 million, or 7.3%, to $211.2 million. This increase was primarily associated with $9.5 million of higher costs for vessels mobilizing to international markets during 2011.

Operating expenses for our Upstream segment were $177.9 million, an increase of $11.5 million, or 6.9%, for 2011 compared to $166.3 million for 2010. Operating expenses for our Upstream segment were driven higher by an increased number of vessels working in Latin America and costs incurred to pre-position additional vessels in foreign markets during 2011 partially offset by lower costs associated with our MPSV fleet and decreased activity at our shore-base port facility. We incurred mobilization costs of $9.5 million and $9.7 million during 2011 and 2010, respectively, associated with the mobilization and pre-positioning of vessels in foreign locations. For the twelve months ended December 31, 2011, we had an average active new generation OSV fleet of 41.8 vessels compared to 42.4 vessels for the same period in 2010.

Operating expenses for our Downstream segment were $33.3 million, an increase of $2.9 million, or 9.6%, for 2011 compared to $30.4 million for 2010. The increase in operating expenses for the Downstream segment is attributable to higher fuel expense resulting from a greater number of COA charters during 2011. Vessel owners typically bear the fuel costs under COA arrangements while customers are usually responsible for fuel costs under time charter contracts.

Depreciation and Amortization. Depreciation and amortization expense was $4.5 million higher for 2011 compared to 2010. This increase is primarily due to incremental depreciation expense related to vessels placed in service under our fourth OSV newbuild program and our MPSV program during 2010 and, to a lesser extent, the incremental amortization resulting from higher shipyard costs to drydock our Upstream and Downstream vessels. In addition, amortization expense was higher during 2011 due to vessels undergoing their initial recertifications that have been placed in service on various dates since 2008.

General and Administrative Expenses. General and administrative expenses of $35.4 million, or 9.3% of revenues, decreased by $1.4 million during 2011 compared to 2010. This decrease in G&A expenses was primarily the result of lower shoreside incentive compensation.

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

Interest Expense. Interest expense increased $4.5 million during 2011 compared to 2010, although our outstanding debt did not change from the prior year. Lower capitalized interest from having fewer vessels under construction or conversion was the primary reason that our interest expense increased from 2010. During 2011, we capitalized interest of $0.4 million, or roughly 1% of our total interest costs compared to capitalized interest of $3.7 million, or roughly 6% of our total interest costs, for 2010. See “Liquidity and Capital Resources” for further discussion.

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

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, obligations under our expanded fifth OSV newbuild program and our 200 class OSV retrofit program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for 2013.

We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our revolving credit facility will be more than sufficient to operate the Company and meet all of its near-term obligations, including milestone construction payments for both the contracted or approved vessels under our expanded fifth OSV newbuild program and our 200 class OSV retrofit program.

As of December 31, 2012, we had total cash and cash equivalents of $576.7 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of January 31, 2013. Excluding any cash requirements for potential new growth opportunities that may arise, our current cash on-hand and our internal cash flow projections indicate that our $300 million revolving credit facility should be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2012, we had posted letters of credit for $0.9 million and had $299.1 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the intended uses of the facility are the acquisition of assets that generate additional EBITDA and the potential repayment of existing long-term debt, if necessary.

Although we expect to continue generating positive working capital through our operations, events beyond our control, such as renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, mild winter conditions or any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the “Forward Looking Statements” on page ii and the Risk Factors stated in Item 1A of this Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows. None of our funded debt instruments mature any sooner than November 2013 at which time we expect to retire our 1.625% convertible notes in full with cash on-hand today. Our currently undrawn revolving credit facility matures in November 2016. See further discussion of these refinancing conditions in the Contractual Obligations section below.

Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. We currently expect to generate sufficient cash flows from operations or use our revolving credit facility to meet our obligations under our recently expanded fifth OSV newbuild program, our OSV retrofit program, and scheduled recertifications of vessels. We also expect to refinance senior debt as market conditions warrant. To the extent we do not refinance such debt, we currently expect to generate sufficient cash from operating activities or draw on our revolving credit facility to re-pay our long-term debt upon maturity. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.

On November 16, 2011, we completed an underwritten public offering of 8.1 million shares of our common stock at $30.00 per share, for total gross proceeds of $241.5 million before underwriting discounts, commissions and offering expenses. This included 1,050,000 additional shares of common stock purchased pursuant to the exercise in full of the underwriters’ over-allotment option. Underwriting discounts, commissions and offering expenses of approximately $11.4 million were recorded as a reduction of additional paid-in capital. We are using the net proceeds from the offering to partially fund our fifth OSV newbuild program. The aggregate cost of this expanded program, excluding construction period interest, is expected to be approximately $1,160.0 million, of which $498.8 million, $327.6 million and $59.0 million is expected to be incurred in 2013, 2014 and 2015, respectively. From the inception of our fifth OSV newbuild program through December 31, 2012, we have incurred $274.6 million, or 23.7%, of total expected project costs. In addition, offering proceeds may be used in connection with possible future acquisitions and additional new vessel construction, as well as for general corporate purposes.

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $145.4 million in 2012, $65.7 million in 2011, and $131.7 million in 2010. Operating cash flows in 2012 were favorably affected by an increase in our weighted-average operating fleet and improved market conditions in both our Upstream and Downstream segments. Operating cash flows decreased in 2011 compared to 2010 due to a decrease in demand for our Upstream equipment, including our MPSVs, primarily due to regulatory-driven market weakness in the GoM. Cash flows from operations for 2012 reflect partial-period contributions from four new generation OSVs that were stacked during the prior year and were re-activated in 2012. Cash flows from operations for 2011 reflect full- and partial-period contributions from four additional new generation OSVs and one MPSV that were placed in-service between January 1, 2010 and December 31, 2011. Cash flows from operations for 2010 reflect full- and partial-period contributions from eleven additional new generation OSVs and three MPSVs that were placed in service between January 1, 2009 and December 31, 2010.

Investing Activities. Net cash used in investing activities was $259.8 million in 2012, $62.3 million in 2011, and $57.0 million in 2010. Cash utilized during 2012 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, which were partially offset by approximately $4.3 million in aggregate net cash proceeds from the sale of one older, lower-horsepower tug, and shoreside assets. Cash utilized during 2011 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, which were partially offset by approximately $11.3 million in aggregate net cash proceeds from the sale of four single-hulled tank barges and two ROVs. Cash utilized during 2010 primarily consisted of construction costs incurred for our fourth OSV newbuild program and our MPSV program, which were partially offset by approximately $4.7 million in aggregate net cash proceeds from the sale of two conventional OSVs, one older, lower-horsepower tug, two single-hulled barges, and other non-revenue generating equipment.

Financing Activities. Net cash provided by financing activities was $334.3 million in 2012, $226.9 million in 2011, and $1.1 million in 2010. Net cash provided by financing activities for 2012 primarily resulted from the issuance of our 5.875% senior notes due 2020, or 2020 senior notes, and the issuance of our 1.500% convertible senior notes due 2019, or the 2019 convertible senior notes. Net cash provided by financing activities for 2011 primarily resulted from our November 2011 public offering of 8.1 million shares of our common stock resulting in net proceeds of approximately $230.1 million. Net cash provided by financing activities for 2010 primarily resulted from proceeds from common shares issued pursuant to our employee stock-based compensation plans.

On March 2, 2012, we commenced a tender offer and solicitation of consents relating to the repurchase of our existing 2014 senior notes. The tender offer expired on March 29, 2012. On March 2, 2012, we also completed the private placement of our 2020 senior notes, resulting in offering proceeds of approximately $367.4 million, net of estimated transaction costs. In connection with the tender offer and related consent solicitation, we used $259.9 million of such proceeds to repurchase approximately 84% of our outstanding $300 million aggregate principal amount of 2014 senior notes. The $47.8 million of remaining 2014 senior notes were redeemed on April 30, 2012. The remaining net proceeds will be used for general corporate purposes, which may include retirement of other debt or funding of the acquisition, construction or retrofit of vessels. As a result of the repurchase of the 2014 senior notes, we recorded a pre-tax loss on early extinguishment of debt of approximately $6.0 million ($3.7 million after-tax or $0.11 per diluted share).

On August 13, 2012, we completed the private placement of $300.0 million in aggregate principal amount of 2019 convertible senior notes, which generated net cash proceeds of $266.0 million. These 2019 convertible senior notes have a cash coupon of 1.500% and a conversion price of 37.5% higher than the closing stock price on August 7, 2012 of $39.16. In conjunction with this offering, we also entered into separate convertible senior note hedge transactions that increased the conversion price to $68.53. After funding the 2019 convertible senior note hedge transactions, the remaining proceeds, along with other available sources of cash, will be used to retire the outstanding 2026 convertible senior notes that are callable by the Company in November 2013.

Commitments and Contractual Obligations

The following table sets forth our aggregate contractual obligations as of December 31, 2012 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Vessel construction commitments(1)	$885,425	$498,828	$386,597	$—	$—
OSV retrofit program	47,694	47,694	—	—	—
8.000% senior notes(2)	250,000	—	—	250,000	—
1.625% convertible senior notes(3)	250,000	250,000	—	—	—
5.875% senior notes(4)	375,000	—	—	—	375,000
1.500% convertible senior notes(5)	300,000	—	—	—	300,000
Interest payments(6)	327,211	52,319	99,938	79,938	95,016
Operating leases(7)	47,496	3,327	5,836	4,477	33,856

Total	$2,482,826	$852,168	$492,371	$334,415	$803,872

(1)	Vessel construction commitments reflect contractual milestone payments for our fifth OSV newbuild program. The total project costs for the currently contracted or approved 24-vessel program are expected to be $1,160.0 million, excluding capitalized construction period interest. From the inception of this program through December 31, 2012, we have incurred $274.6 million, or 23.7%, of total expected project costs.
(2)	Our 8.000% senior notes mature on September 1, 2017 and include $4,771 of original issue discount.
(3)	Our 1.625% convertible senior notes, with an initial interest rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013, mature on November 15, 2026 and currently include $11,093 of non-cash original issue discount. Holders of the convertible senior notes may require that such notes be repurchased at their option on November 15, 2013, 2015 and 2021, pursuant to certain conditions described in Note 6 of our consolidated financial statements included herein. The debt maturities reflected in the table above assume that we will call these notes on November 15, 2013.
(4)	Our 5.875% senior notes mature on April 1, 2020.
(5)	Our 1.500% convertible senior notes, with a fixed interest rate of 1.500% per year, mature on September 1, 2019 and currently include $69,699 of non-cash original issue discount. Holders of the convertible senior notes may require that such notes be repurchased at their option pursuant to certain types of corporate transactions described in Note 6 or our consolidated financial statements included herein. The debt maturities reflected in the table above assume that the holders of our convertible senior notes do not require that such notes be repurchased prior to their maturity in September 2019.
(6)	Interest payments relate to our 8.000% senior notes due September 1, 2017, our 1.625% convertible senior notes due November 15, 2026, our 5.875% senior notes due April 1, 2020 and our 1.500% convertible senior notes due September 1, 2019 with semi-annual interest payments of $10.0 million payable March 1 and September 1, $2.0 million payable May 15 and November 15, $11.0 million payable April 1 and October 1, $4.0 million payable March 1, and $2.3 million payable September 1, respectively. The semi-annual interest payments for our 1.625% convertible senior notes will decline to $1.7 million for interest payments made after November 15, 2013. Effective January 1, 2009, we adopted new accounting standards which require us to record additional non-cash interest expense. Non-cash interest expense has been excluded from the table above.
(7)	Included in operating leases are commitments for a shore-base port facility, office space, office equipment and vehicles. See “—Properties” for additional information regarding our leased office space and other facilities.

Debt

As of December 31, 2012, we had total debt of $1,089.4 million, net of original issue discount of $85.6 million. Our debt, net of original issue discount, is comprised of $245.2 million of our 8.000% senior notes due 2017, or 2017 senior notes, $238.9 million of our 1.625% convertible senior notes due 2026, or 2026 convertible senior notes, $375.0 million of our 2020 senior notes and $230.3 million of our 1.500% convertible senior notes due 2019, or 2019 convertible senior notes. The effective interest rate on the 2017 senior notes is 8.63% with semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1, commencing March 1, 2010. The $250.0 million, in face amount, of 2026 convertible senior notes bear interest at an annual coupon of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. The effective interest rate on such notes is 6.36%. The effective interest rate on the 2020 senior notes is 6.08% with semi-annual cash interest payments of $11.0 million due and payable each April 1 and October 1. The $300.0 million, in face amount, of 2019 convertible senior notes bear interest at an annual coupon of 1.500% with semi-annual cash interest payments of $2.3 million due March 1 and September 1, beginning on March 1, 2013. The effective interest rate on such notes is 6.23%. The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to each indenture under which the 2017 senior notes and 2020 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On March 14, 2011 we amended our revolving credit facility to modify its covenants. On November 2, 2011, we amended and extended our revolving credit facility to modify its covenants, increase its borrowing base and extend the maturity date of such facility. The $300.0 million revolving credit facility remains undrawn as of February 15, 2013. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing the revolving credit facility, as amended. The applicable LIBOR margin for the amended revolving credit facility ranges from 200 to 300 basis points. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined leverage ratio. For additional information with respect to our revolving credit facility, our 2017 senior notes, our 2020 senior notes, our 2026 convertible senior notes, and our 2019 convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.

The credit agreement governing the revolving credit facility and the indentures governing our 2017 senior notes and 2020 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. For the quarter ended December 31, 2012, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the year ended December 31, 2012 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	For the Year Ended December 31, 2012	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
OSV Newbuild Program #5(2)	$232.2	$274.6	$1,160.0	2Q2013-3Q2015

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitations, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild program represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction and delivery under our currently active program, respectively.
(2)	Our fifth OSV newbuild program consists of vessel construction contracts with two domestic shipyards to build four 300 class OSVs, six 310 class OSVs, and ten 320 class OSVs. In February 2013, we announced that our fifth OSV newbuild program was expanded to include two 310 class Jones Act-qualified MPSVs and either two HOSMAX OSVs or, in lieu of building those vessels, one or more additional Jones Act-qualified MPSVs. Delivery of the vessels to be constructed under this program is expected to occur on various dates during 2013 through 2015. We expect to own and operate 56, 69 and 73 new generation OSVs as of December 31, 2013, 2014, and 2015, respectively. These vessel additions result in a projected average new generation OSV fleet complement of 52.2, 63.0, and 72.5 vessels for the fiscal years 2013, 2014, and 2015, respectively. The Company expects to own and operate four, four and six MPSVs as of December 31, 2013, 2014 and 2015, respectively. These vessel additions result in a projected average MPSV fleet complement of 4.0, 4.0 and 4.8 vessels for the fiscal years 2013, 2014 and 2015, respectively.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the years ended December 31, 2012, 2011, and 2010, and a forecast for 2013 (in millions):

	Year Ended December 31,
	2013	2012	2011	2010
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$52.5	$44.2	$19.7	$22.5
Other vessel capital improvements(2)	7.7	9.5	11.0	7.0

	60.2	53.7	30.7	29.5

Other Capital Expenditures
200 class OSV retrofit program(3)	47.7	2.3	—	—
Commercial-related vessel improvements(4)	4.0	5.8	18.0	17.2
Miscellaneous non-vessel additions(5)	4.0	3.3	1.8	1.6

	55.7	11.4	19.8	18.8

Total:	$115.9	$65.1	$50.5	$48.3

(1)	Deferred drydocking charges for 2013 include the projected recertification costs for 20 OSVs, two MPSVs, six tank barges and four tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)	Our 200 class OSV retrofit program, consists of a vessel construction contract with a domestic shipyard to upgrade and stretch six of our Super 200 class DP-1 OSVs converting them into 240 class DP-2 OSVs. The estimated total project costs for such program, which commenced in December 2012 and is expected to be completed in December 2013, is $50.0 million. These vessel improvement costs are expected to result in higher dayrates charged to customers.
(4)	Commercial-related vessel improvements include items, such as cranes, ROVs, vapor recovery systems and other specialized vessel equipment which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.
(5)	Non-vessel capital expenditures are primarily related to information technology and shore-side support initiatives.

Inflation

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offerings in November 2006 and August 2012. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 25% change from our closing share price of $34.34 to $42.93 as of December 31, 2012 would not have had an impact on such transactions because the conversion prices are $48.48 and $53.85 respectively.

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2012 would have had no material impact on such investments, interest income or interest expense.

Changes in interest rates would not impact the interest expense for our long-term fixed interest rate 8.000% senior notes, 5.875% senior notes, 1.625% convertible senior notes and 1.500% convertible senior notes. However, changes in interest rates would impact the fair market value of such notes. In general, the fair value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair value of debt will decrease as interest rates rise. The currently outstanding 8.000% senior notes accrue interest at a rate of 8.000% per annum and mature on September 1, 2017 and the effective interest rate on such notes is 8.63%. The currently outstanding 5.875% senior notes accrue interest at the rate of 5.875% per annum and mature on April 1, 2020 and the effective interest rate on such notes is 6.08%. Our outstanding 1.625% convertible senior notes accrue interest at the rate of 1.625%, which will decline to 1.375% beginning on November 15, 2013, and mature on November 15, 2026. The effective interest rate, after taking into account the accretion of original issue discount, on such notes is 6.36%. Our outstanding 1.500% convertible senior notes accrue interest at the rate of 1.500% and mature on September 1, 2019. The effective interest rate on such notes, after taking into account the accretion of original issue discount, is 6.23%.

In connection with both our series of convertible notes, we are a party to convertible note hedge transactions with respect to our common stock. With respect to the convertible note hedge transactions associated with our 1.625% convertible senior notes, the counterparties to such transactions are Jefferies & Company, Inc., Bear Stearns International Limited and AIG-FP Structured Finance (Cayman) Limited. As a result of the financial markets crisis during the third quarter of 2008, the Bear Stearns International Limited position has been assumed by JPMorgan Chase in its acquisition of Bear Stearns and AIG-FP Structured Finance (Cayman) Limited’s parent company, or AIG, was re-capitalized by the U.S. Government. With respect to the convertible note hedge transactions associated with our 1.500% convertible senior notes, the counterparties to such transactions are Barclays Bank PLC; JP Morgan Chase Bank, National Association, London Branch; and Wells Fargo Bank, National Association. We are not currently aware of any collection issues with regard to any of these counterparties.

We estimate the fair value of our 8.000% senior notes due 2017, 5.875% senior notes due 2020, 1.625% convertible senior notes due 2026 and 1.500% convertible senior notes due 2019, all of which are publicly traded, by using quoted market prices. The fair value of our undrawn revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of our total debt was $1,175.0 million, $1,089.4 million and $1,210.1 million, respectively, as of December 31, 2012.

As of December 31, 2012, we had no amounts outstanding under our variable interest rate revolving credit facility. Therefore it is not subject to interest rate risk.

We have operations in international markets, which include two of our primary geographic regions of Brazil and Mexico. As of December 31, 2012, we had time charters for 19 of our Upstream vessels working in foreign markets. Although most of our time charter contracts are denominated U.S. Dollars, we do collect time charter payments and value added tax, or VAT, payments in local currencies for four vessels, which creates an exchange risk related to currency fluctuations. We also frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material. However, as we further expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation.

Item 8—Financial Statements and Supplementary Data

The financial statements and information required by this Item appear on pages F-1 through F-36 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hornbeck Offshore Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck

Offshore Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Hornbeck Offshore Services, Inc. and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2013

Item 9B—Other Information

On February 5, 2013, the Board approved the promotion of John S. Cook from Senior Vice President to Executive Vice President and Chief Commercial Officer. Mr. Cook will also continue to serve as the Company’s Chief Information Officer. In connection with this promotion, on February 28, 2013, the Company and Mr. Cook entered into an employment agreement, effective as of January 1, 2013. Pursuant to the employment agreement, Mr. Cook will receive a basic annualized salary of $271,000. This employment agreement has a term that continues through December 31, 2015. The term of the agreement automatically extends for an additional year every January 1, beginning on January 1, 2014, unless notice of termination is given before such date by the employee or the Company. If the agreement is not renewed, Mr. Cook would be entitled to receive an amount equal to one-half of his basic annualized salary for the year preceding such non-renewal.

Under the terms of the Company’s Incentive Compensation Plan and this employment agreement, Mr. Cook is entitled to payments and benefits upon the occurrence of specified events including termination of employment without cause and upon a change in control of the Company. In the event Mr. Cook is terminated without “good cause” as defined in the employment agreement: (i) his unvested stock options and time-based restricted stock unit awards would vest upon the termination event, (ii) his unvested performance-based restricted stock unit awards would vest at the end of the measurement period at the number of shares that would have vested had he been employed with the Company through the end of each measurement period (depending on satisfaction of the performance criteria); and (iii) he would be entitled to his base salary, cash incentive compensation, automobile, and medical and other benefits through the actual expiration date of his agreement provided that bonuses for each calendar year through the termination date that are (a) discretionary in nature, shall be paid based on the greater of (x) the amount equal to the total bonus paid for the last completed year for which bonuses have been paid or (y) the amount equal to the bonuses that would have been payable for the then current year, and bonuses that are (b) performance based, shall be based on the amount equal to the bonuses that would have been payable for the applicable year, had he been employed with the Company at the end of each such year and paid at the time bonuses for each such year are paid to those executives still employed by the Company, determined on a basis consistent with the last completed year for which bonuses have been paid but using the bonus amounts for the then current year. If the Company should undergo a change in control while the employment agreement is in effect and Mr. Cook is either constructively or actually terminated under the conditions set forth in his agreement, then he will be entitled to receive one and one-half times his salary for the year in which the termination occurs, an additional eighteen months of medical and other insurance benefits and, in general, one and one-half times the greater of (x) the amount equal to the total incentive compensation and bonus, if applicable, paid for the last completed year for which bonuses have been paid or (y) the amount equal to the incentive compensation that would have been payable for the then current year.

If the employment of Mr. Cook is terminated for good cause or if Mr. Cook voluntarily terminates his employment with the Company, the Company will pay any compensation earned but not paid to him prior to the effective date of termination. Mr. Cook may voluntarily terminate his employment by giving at least thirty days notice. At any time after such notice, the Company would have the right to relieve the employee of his duties; however salary would continue during the notice period.

If Mr. Cook dies during the term of his employment: (i) his unvested stock options and time-based restricted stock unit awards would vest upon the date of death, (ii) his performance-based restricted stock unit awards would vest at the higher of the number of shares that would otherwise be earned if the performance criteria were applied on the date of death or the Target Share amount; and (iii) the Company shall pay to his estate the compensation that such executive would have earned through the date of death, including any bonus or cash incentive compensation earned but not yet paid, and his dependents would be entitled to benefits, including medical, and other benefits and use of a Company automobile for a period of one year from the date of death. Similarly, if Mr. Cook becomes permanently disabled, as defined in the employment agreement, during the term of his employment: (i) his unvested stock options and time-based restricted stock unit awards would vest upon the termination event, (ii) his performance-based restricted stock unit awards would vest at the higher of the number of shares that would otherwise be earned if the performance criteria were applied on the date of termination or the Target Share amount; and (iii) he would be entitled to (x) salary continuation benefits under the Company’s disability plan, which allows disability payments for as long as the plan participant is disabled from performing the material duties of his own occupation (y) the compensation that such executive would have earned through the date of determination of permanent disability, including any bonus or cash incentive compensation earned but not yet paid, and (z) other benefits, including medical and use of a Company automobile for a period of one year from the date of determination of permanent disability.

Pursuant to the employment agreement, Mr. Cook has agreed that during the term of the agreement and for a period of two years after termination, he will not (1) be employed by or associated with or own more than 5% of the outstanding securities of any entity that competes with us in the locations in which we operate, (2) solicit any of our employees to terminate their employment or (3) accept employment with or payments from any of our clients or customers who did business with us while employed by us. The Company may elect to extend Mr. Cook’s noncompetition period for an additional year by paying his compensation and other benefits for an additional year.

Glossary of Terms

“AHTS” means anchor-handling towing supply;

“ASC” means Financial Accounting Standards Board Accounting Standards Codification;

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

“COA” means contract of affreightment;

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

“domestic public company OSV peer group” includes Gulfmark Offshore, Inc. (NYSE:GLF), SEACOR Holdings Inc. (NYSE:CKH) and Tidewater Inc. (NYSE:TDW);

“DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading;

“DPP” means dirty petroleum products;

“DWT” means deadweight tons;

“effective dayrate” means the average dayrate multiplied by the average utilization rate;

“EPA” means United States Environmental Protection Agency;

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

“Jones Act-qualified” means, when referring to a vessel, a U.S.-flagged vessel qualified to engage in domestic coastwise trade under the Jones Act;

“long-term contract” means a time charter of one year or longer in duration;

“Macondo” means the well site location in the deepwater GoM where the Deepwater Horizon incident occurred as well as such incident itself;

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

“OPA 90” means the Oil Pollution Act of 1990;

“OSV” means an offshore supply vessel, also known as a “PSV,” or platform supply vessel, depending on regional preference;

“PEMEX” means Petroleos Mexicanos;

“Petrobras” means Petroleo Brasileiro S.A.;

“public company OSV peer group” means SEACOR Holdings Inc. (NYSE:CKH), GulfMark Offshore, Inc. (NYSE:GLF), Tidewater Inc. (NYSE:TDW), Farstad Shipping (NO:FAR), Solstad Offshore (NO:SOFF), Deep Sea Supply (NO:DESSC), DOF ASA (NO:DOF), Siem Offshore (NO:SIOFF), Groupe Bourbon SA (GBB:FP), Havila Shipping ASA (NO:HAVI), Eidesvik Offshore (NO:EIOF) and/or Ezra Holdings Ltd (SI:EZRA);

“ROV” means a remotely operated vehicle;

“TTB” means ocean-going tugs and tank barges; and

“ultra-deepwater” means offshore areas, generally more than 5,000’ in depth.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

Item 11—Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December  31, 2012.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

Item 14—Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) The following items are filed as part of this report:

1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-36 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits. The Exhibit Index is shown on page E-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hornbeck Offshore Services, Inc.

We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2013

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$576,678	$356,849
Accounts receivable, net of allowance for doubtful accounts of $3,028 and $1,253, respectively	103,265	85,629
Deferred tax assets, net	28,720	3,221
Other current assets	22,846	22,866

Total current assets	731,509	468,565

Property, plant and equipment, net	1,812,110	1,605,785
Deferred charges, net	74,835	47,781
Other assets	13,277	14,215

Total assets	$2,631,731	$2,136,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,286	$36,708
Accrued interest	14,790	8,955
Accrued payroll and benefits	13,748	12,781
Deferred revenue	19,425	1,774
Current portion of long-term debt, net of original issue discount of $11,093	238,907	—
Other accrued liabilities	8,349	7,131

Total current liabilities	343,505	67,349
Long-term debt, net of original issue discount of $74,470 and $29,352, respectively	850,530	770,648
Deferred tax liabilities, net	270,478	223,678
Other liabilities	1,373	1,683

Total liabilities	1,465,886	1,063,358

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,479 and 35,013 shares issued and outstanding, respectively	355	350
Additional paid-in capital	705,658	649,644
Retained earnings	460,090	423,073
Accumulated other comprehensive loss	(258)	(79)

Total stockholders’ equity	1,165,845	1,072,988

Total liabilities and stockholders’ equity	$2,631,731	$2,136,346

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$512,738	$381,627	$420,804
Costs and expenses:
Operating expenses	255,398	211,201	196,771
Depreciation	60,482	60,960	58,509
Amortization	27,326	20,627	18,546
General and administrative expenses	48,499	35,363	36,774

	391,705	328,151	310,600

Gain on sale of assets	274	1,539	2,025

Operating income	121,307	55,015	112,229
Other income (expense):
Loss on early extinguishment of debt	(6,048)	—	—
Interest income	2,167	829	528
Interest expense	(57,869)	(59,649)	(55,183)
Other income, net	186	442	344

	(61,564)	(58,378)	(54,311)

Income (loss) before income taxes	59,743	(3,363)	57,918
Income tax expense (benefit)	22,726	(802)	21,502

Net income (loss)	$37,017	$(2,561)	$36,416

Basic earnings (loss) per common share	$1.05	$(0.09)	$1.38

Diluted earnings (loss) per common share	$1.03	$(0.09)	$1.34

Weighted average basic shares outstanding	35,311	27,876	26,396

Weighted average diluted shares outstanding	36,080	27,876	27,176

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$37,017	$(2,561)	$36,416
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(179)	(383)	55

Total comprehensive income (loss)	$36,838	$(2,944)	$36,471

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2010	26,160	$262	$407,334	$389,218	$249	$797,063
Shares issued under employee benefit programs	424	4	(6)	—	—	(2)
Stock-based compensation expense	—	—	9,064	—	—	9,064
Excess tax benefit (shortfall) from sharebased payments	—	—	(719)	—	—	(719)
Net income	—	—	—	36,416	—	36,416
Foreign currency translation gain	—	—	—	—	55	55

Balance at December 31, 2010	26,584	$266	$415,673	$425,634	$304	$841,877

Public offering of common stock	8,050	80	230,024	—	—	230,104
Shares issued under employee benefit programs	379	4	(676)	—	—	(672)
Stock-based compensation expense	—	—	6,600	—	—	6,600
Excess tax benefit (shortfall)from sharebased payments	—	—	(1,916)	—	—	(1,916)
Tax expense from equity awards	—	—	(61)	—	—	(61)
Net loss	—	—	—	(2,561)	—	(2,561)
Foreign currency translation (loss)	—	—	—	—	(383)	(383)

Balance at December 31, 2011	35,013	$350	$649,644	$423,073	$(79)	$1,072,988

Excess tax benefit (shortfall) from sharebased payments	—	—	(46)	—	—	(46)
Purchase of hedge on convertible senior notes	—	—	(73,032)	—	—	(73,032)
Sale of common stock warrants	—	—	48,237	—	—	48,237
Allocation of fair value of equity component of convertible notes, net of allocated issuance costs	—	—	70,615	—	—	70,615
Shares issued under employee benefit programs	466	5	732	—	—	737
Stock-based compensation expense	—	—	9,688	—	—	9,688
Equity offering costs	—	—	(180)	—	—	(180)
Net income	—	—	—	37,017	—	37,017
Foreign currency translation (loss)	—	—	—	—	(179)	(179)

Balance at December 31, 2012	35,479	$355	$705,658	$460,090	$(258)	$1,165,845

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,017	$(2,561)	$36,416
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	60,482	60,960	58,509
Amortization	27,326	20,627	18,546
Stock-based compensation expense	10,891	6,525	8,710
Loss on early extinguishment of debt	6,048	—	—
Provision for bad debts	1,775	519	(126)
Deferred tax expense	22,230	259	21,278
Amortization of deferred financing costs	19,874	15,884	15,199
Gain on sale of assets	(274)	(1,539)	(2,025)
Equity in loss from investment	—	—	6
Changes in operating assets and liabilities:
Accounts receivable	(18,830)	(13,127)	(9,930)
Other receivables and current assets	732	(12,539)	6,738
Deferred drydocking charges	(44,223)	(19,704)	(22,510)
Accounts payable	2,230	11,624	7,124
Accrued liabilities and other liabilities	14,327	(1,208)	(5,440)
Accrued interest	5,835	(69)	(763)

Net cash provided by operating activities	145,440	65,651	131,732
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for MPSV program	—	—	(8,533)
Costs incurred for OSV newbuild program #4	—	—	(27,377)
Costs incurred for OSV newbuild program #5	(243,208)	(42,781)	—
Net proceeds from sale of assets	4,322	11,339	4,656
Vessel capital expenditures	(17,641)	(29,028)	(24,169)
Non-vessel capital expenditures	(3,250)	(1,829)	(1,564)

Net cash used in investing activities	(259,777)	(62,299)	(56,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax shortfall from share-based payments	(46)	(1,916)	(719)
Repayment of senior notes	(300,000)	—	—
Proceeds from the issuance of senior notes	375,000	—	—
Redemption premium on the retirement of debt	(3,692)	—	—
Gross proceeds from public offerings of common stock	—	241,500	—
Payments for public offerings of common stock	(180)	(11,396)	—
Purchase of hedge on convertible senior notes	(73,032)	—	—
Sale of common stock warrants	48,237	—	—
Proceeds from the issuance of convertible senior notes	300,000	—	—
Deferred financing costs	(16,186)	(3,273)	(89)
Net cash proceeds from other shares issued	4,244	1,999	1,955

Net cash provided by financing activities	334,345	226,914	1,147

Effects of exchange rate changes on cash	(179)	(383)	55

Net increase in cash and cash equivalents	219,829	229,883	75,947
Cash and cash equivalents at beginning of period	356,849	126,966	51,019

Cash and cash equivalents at end of period	$576,678	$356,849	$126,966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$38,597	$43,811	$44,178

Cash paid for income taxes	$1,332	$1,272	$2,809

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Nature of Operations

Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels, or OSVs, multi-purpose support vessels, or MPSVs, and a shore-base facility to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, Latin America and select international markets. The Company, through its subsidiaries, also operates ocean-going tugs and tank barges that provide transportation of petroleum products, primarily in the northeastern United States, GoM and Puerto Rico. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior period Statements of Cash Flows to conform to current year presentation.

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

Deferred revenue represents payments received from customers or billings submitted to customers in advance of vessels commencing time charters or commencing shipyard modifications to meet customer requirements.

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

The estimated useful lives by classification are as follows:

Tugs	14-25 years
Tank barges	17-25 years
Offshore supply vessels	10-25 years
Multi-purpose support vessels	25 years
Non-vessel related property, plant and equipment	3-28 years

Assets having shorter useful lives primarily relate to acquired vessels. See “Impairment of Long-Lived Assets” below for more information.

Deferred Charges

The Company’s vessels are required by regulation to be recertified after certain periods of time. The Company defers the drydocking expenditures incurred due to regulatory marine inspections and amortizes the costs on a straight-line basis over the period to be benefited from such expenditures (generally 30 months). Financing charges are amortized over the term of the related debt.

Deferred charges also include prepaid lease expenses related to the Company’s shore-base port facility. Such prepaid lease expenses are being amortized on a straight-line basis over the effective remaining term of the lease.

Mobilization Costs

The Company incurs mobilization costs to transit its vessels to and from certain regions and/or for long-term contracts. These costs, which are typically expensed as incurred, include, but are not limited to, fuel, crew wages, vessel modification and pre-positioning expenses, materials and supplies and importation taxes. The Company incurred mobilization costs of $1.4 million, $9.5 million and $9.7 million during 2012, 2011 and 2010, respectively, associated with the mobilization and pre-positioning of vessels to or from different geographic locations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes. Interest and penalties relating to uncertain tax positions are recorded as general and administrative expenses. In addition, the Company provides a valuation allowance for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize the benefit or the future deductibility is uncertain. No valuation allowances were recorded for the years ended December 31, 2012, 2011 or 2010.

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

Concentration of Credit Risk

Customers are primarily major and independent, domestic and international, oil and oil service companies, as well as national oil companies. The Company’s customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company usually does not require collateral. The Company provides an estimate for uncollectible accounts based primarily on management’s judgment using the relative age of customer balances, historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts.

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2012	2011	2010
Balance, beginning of year	$1,253	$734	$860
Changes to provision	1,775	519	(126)

Balance, end of year	$3,028	$1,253	$734

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. No triggering events occurred in 2012, 2011 or 2010 and the Company did not record any impairment losses related to its long-lived assets during these periods.

3. Earnings (Loss) Per Share

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

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$37,017	$(2,561)	$36,416

Weighted average number of shares of common stock outstanding	35,311	27,876	26,396
Add: Net effect of dilutive stock options and unvested restricted stock(1)(2)	769	—	780

Adjusted weighted average number of shares of common stock outstanding(3)	36,080	27,876	27,176

Earnings (loss) per common share:
Basic	$1.05	$(0.09)	$1.38

Diluted	$1.03	$(0.09)	$1.34

(1)	The Company had no anti-dilutive stock options for the year ended December 31, 2012. Due to a net loss, the Company excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,209 shares of common stock for the year ended December 31, 2011 because the effect was anti-dilutive. For the year ended December 31, 2010, stock options representing rights to acquire 400 shares of common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
(2)	For the years ended December 31, 2012, 2011, and 2010, the 2026 convertible senior notes were not dilutive and for the year ended December 31, 2012 the 2019 convertible senior notes issued in 2012 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of the Notes. See Note 6 for further information.
(3)	Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock awards.

4. Defined Contribution Plan

The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. During the years ended December 31, 2012, 2011 and 2010, the Company made contributions to the 401(k) plan of approximately $4.0 million, $0.6 million, and $2.9 million, respectively. Contributions declined in 2011 because the Company temporarily suspended its 401(k) discretionary match from March 2011 through December 2011 in an effort to manage costs during the drilling moratoria in the GoM.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Tugs	$73,677	$76,038
Tank barges	156,227	153,475
Offshore supply vessels and multi-purpose support vessels	1,525,548	1,517,601
Non-vessel related property, plant and equipment	95,194	92,881
Less: Accumulated depreciation	(338,635)	(281,534)

	1,512,011	1,558,461

Construction in progress	300,099	47,324

	$1,812,110	$1,605,785

During 2012, the Company announced its 200 class OSV retrofit program. This program consists of a contract with a domestic shipyard for the upgrading and stretching of six of the Company’s Super 200 class DP-1 OSVs, converting them into 240 class DP-2 OSVs. Re-delivery of these vessels under this program is expected to occur on various dates during 2013. The project costs for these discretionary vessel modifications are expected to be approximately $50.0 million, in the aggregate ($8.3 million each). From the inception of this program through December 31, 2012, the Company had incurred approximately $2.3 million, or 4.6%, of total expected project costs.

During 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. On January 31, 2013, this program consisted of vessel construction contracts with two domestic shipyards to build four 300 class OSVs, six 310 class OSVs, and ten 320 class OSVs. In February 2013, the Company announced the expansion of its fifth OSV newbuild program by four vessels, as well as its intentions to ultimately build up to eight Jones Act-qualified MPSVs as a subset of its growing OSV newbuild program. We are currently negotiating with shipyards regarding these new vessels and how these new vessels will impact our outstanding contractual options. The first two vessel commitments will be reconfigured as a new class of Jones Act-qualified MPSVs based upon the HOSMAX 310 vessel design, with expected deliveries in 2015. The Company is currently evaluating various alternatives, for the remaining two vessels announced in February, and is in the process of finalizing its plans to either exercise its next two options to build additional HOSMAX OSVs for delivery in 2015; or (in lieu of building those vessels) construct one or more additional new Jones Act-qualified MPSVs. Assuming the Company opts to build two additional HOSMAX OSVs and two MPSVs, the aggregate

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incremental cost of the four vessels announced in February 2013 will be approximately $260.0 million (roughly $85.0 million per MPSV and $45.0 million per OSV) before construction period interest. Delivery of the first 24 vessels to be constructed under this program is expected to occur on various dates during 2013 through 2015. The aggregate cost of the Company’s fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,160.0 million. From the inception of this program through December 31, 2012, the Company has incurred $274.6 million, or 23.7%, of total expected project costs.

6. Long-Term Debt

6.125% Senior Notes

On November 23, 2004, the Company issued in a private placement $225.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2014, or 2014 senior notes, governed by an indenture, or the 2004 indenture. The effective interest rate on the 2014 senior notes was 6.38%. On October 4, 2005, the Company issued in a private placement an additional $75.0 million in aggregate principal amount of 6.125% senior unsecured notes, or additional notes, governed by the 2004 indenture. The additional notes were priced at 99.25% of principal amount to yield 6.41%. The 2014 senior notes and additional notes, collectively, the 2014 senior notes, had a maturity date of December 1, 2014 and required semi-annual interest payments at a fixed annual rate of 6.125%, or approximately $9.2 million semi-annually, on June 1 and December 1 of each year until maturity. No principal payments were due until maturity. Pursuant to registered exchange offers, the 2014 senior notes issued in November 2004 and October 2005 that were initially sold pursuant to private placements were exchanged by the holders for 6.125% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offers was registered under the Securities Act of 1933, as amended, or the Securities Act. Both series of 2014 senior notes were issued under and were entitled to the benefits of the same 2004 indenture.

On March 2, 2012, the Company commenced a cash tender offer for all of the outstanding $300.0 million aggregate principal amount of its 2014 senior notes. Senior notes totaling approximately $252.2 million, or approximately 84% of the 2014 senior notes outstanding, were validly tendered during the designated tender period and were repurchased on March 16, 2012. The remaining $47.8 million of 2014 senior notes were redeemed at 101.021% of par on April 30, 2012. A loss on early extinguishment of debt for the 2014 senior notes of approximately $5.2 million was recorded during the first quarter of 2012, which included the tender offer costs, an allocable portion of the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. A loss on early extinguishment of debt of $0.9 million was recorded during the second quarter of 2012 for those costs allocable to the remaining 2014 senior notes redeemed on April 30, 2012.

8.000% Senior Notes

On August 17, 2009, the Company issued in a private placement $250.0 million in aggregate principal amount of 8.000% senior unsecured notes due 2017, or 2017 senior notes, governed by an indenture, or the 2009 indenture. The net proceeds to the Company

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the offering were approximately $237.3 million, net of original issue discount and transaction costs. The Company used $200.0 million of proceeds to repay debt then-outstanding under its revolving credit facility, which may be reborrowed. The remaining proceeds were available for general corporate purposes, which included partial funding of the construction of vessels under the Company’s then existing fourth OSV newbuild program and MPSV program. The 2017 senior notes mature on September 1, 2017 and require semi-annual interest payments at a fixed annual rate of 8.000%, or $10.0 million semi-annually, on March 1 and September 1 of each year until maturity, with the first interest payment made on March 1, 2010. The effective interest rate on the 2017 senior notes is 8.63% and no principal payments are due until maturity. Pursuant to a registered exchange offer, the 2017 senior notes issued in August 2009 that were initially sold pursuant to a private placement were exchanged by the holders for 8.000% senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offer was registered under the Securities Act. The original 2017 senior notes and the similar notes exchanged therefor were issued under and are entitled to the benefits of the same 2009 indenture.

5.875% Senior Notes

On March 2, 2012, the Company issued $375.0 million in aggregate principal amount of 5.875% senior notes due 2020, or 2020 senior notes. The net proceeds to the Company from the offering were approximately $367.4 million, net of transaction costs. The Company used $259.9 million of proceeds on March 16, 2012 to repurchase approximately 84% of the outstanding 2014 senior notes pursuant to its tender offer noted above under “6.125% senior notes.” The Company used $49.5 million of proceeds on April 30, 2012 to redeem the remaining 16% of the outstanding 2014 senior notes pursuant to the redemption noted above under “6.125% senior notes.” The remaining proceeds are available for general corporate purposes, which may include funding for the acquisition, construction or retrofit of vessels. The 2020 senior notes mature on April 1, 2020 and require semi-annual interest payments at an annual rate of 5.875%, or $11.0 million semi-annually, on April 1 and October 1 of each year until maturity. The effective interest rate on the 2020 senior notes is 6.08%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2020 senior notes issued in March 2012 that were initially sold pursuant to private placements were exchanged by the holders for 2020 senior notes with substantially the same terms, except that the issuance of the 2020 senior notes in the exchange offer was registered under the Securities Act. The original 2020 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2012 indenture.

The 2017 senior notes and 2020 senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The 2017 senior notes and the 2020 senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the 2017 senior notes and the 2020 senior notes, has no independent assets or operations other than

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the 2017 senior notes or 2020 senior notes from time to time at specified redemption prices and subject to certain conditions required by the indentures. The Company is permitted under the terms of the indentures to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indentures are satisfied by the Company.

1.625% Convertible Senior Notes

On November 13, 2006, the Company issued in a private placement $250.0 million in aggregate principal amount of 1.625% convertible senior notes due 2026, or the 2026 convertible senior notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act. During the first quarter of 2007, the Company registered the resale of the 2026 convertible senior notes by the holders thereof. The 2026 convertible senior notes bear interest at a fixed annual rate of 1.625%, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year, with the first interest payment made on May 15, 2007. The effective interest rate on such notes is 6.36%. The 2026 convertible senior notes are convertible into shares of the Company’s common stock based on the applicable conversion rate only under the following circumstances:

•

during any calendar quarter (and only during such calendar quarter), if the closing price of the Company’s shares of common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 135% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate;

•

prior to November 15, 2013, during the five business-day period after a 10 consecutive trading-day period in which the trading price per $1,000 principal amount of 2026 convertible senior notes for each day of that period was less than 95% of the product of the closing price for the Company’s shares of common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 2026 convertible senior notes;

•	if the 2026 convertible senior notes have been called for redemption, or

•	upon the occurrence of specified corporate transactions, as defined by the convertible note agreement.

The initial conversion rate of 20.6260 shares per $1,000 principal amount of notes, which corresponds to a conversion price of approximately $48.48 per share, is based on the last reported sale price of the Company’s common shares on the New York Stock Exchange of $35.26 on November 7, 2006. As of December 31, 2012, the Company’s closing share price was $34.34.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If, upon the occurrence of certain events, the holders of the 2026 convertible senior notes exercise the conversion provisions of the 2026 convertible senior notes, the Company may need to remit the principal balance of the 2026 convertible senior notes to them in cash as discussed below. In such case, the Company would classify the entire amount of the outstanding 2026 convertible senior notes as a current liability in the respective quarter. This evaluation of the classification of amounts outstanding associated with the 2026 convertible senior notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the 2026 convertible senior note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 2026 convertible senior notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 2026 convertible senior note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, the Company may be required to deliver additional shares of its common stock by increasing the conversion rate with respect to such 2026 convertible senior notes.

In connection with the sale of the 2026 convertible senior notes, the Company is a party to convertible note hedge transactions with respect to its common stock with Jefferies & Company, Inc., JP Morgan Chase and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. Each of the 2026 convertible senior note hedge transactions involves the purchase of call options with exercise prices equal to the conversion price of the 2026 convertible senior notes, and are intended to mitigate dilution to the Company’s stockholders upon the potential future conversion of the 2026 convertible senior notes. Under the 2026 convertible senior note hedge transactions, the counterparties are required to deliver to the Company the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the 2026 convertible senior notes with respect to the conversion. The 2026 convertible senior note hedge transactions cover approximately the same number of shares of the Company’s common stock underlying the 2026 convertible senior notes, subject to customary anti-dilution adjustments, at a strike price of $48.48 per share of common stock, which represented a 37.5% premium over the closing price of the Company’s shares of common stock on November 7, 2006. The 2026 convertible senior note hedge transactions expire at the close of trading on November 15, 2013, which is the date that the 2026 convertible senior notes are first putable by the 2026 convertible senior noteholders, although the counterparties will have ongoing obligations with respect to the 2026 convertible senior notes properly converted on or prior to that date of which the counterparty has been timely notified. In addition, on November 15, 2016 and November 15, 2021, holders of the 2026 convertible senior notes may require the Company to purchase their notes for cash.

The Company also entered into separate warrant transactions, whereby the Company sold to the counterparties warrants to acquire approximately the same number of shares of its common stock underlying the 2026 convertible senior notes, subject to customary anti-dilution adjustments, at a strike price of $62.59 per share of common stock, which represented a 77.5% premium over the closing price of the Company’s shares of common stock on

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 7, 2006. If the counterparties exercise the warrants, the Company will have the option to settle in cash or shares of its common stock equal to the difference between the then market price and strike price. The 2026 convertible senior note hedge and warrant transactions are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 2026 convertible senior notes.

For income tax reporting purposes, the Company has elected to integrate the 2026 convertible senior notes and the 2026 convertible senior note hedge transactions. Integration of the 2026 convertible senior note hedge with the 2026 convertible senior notes creates an in-substance original issue debt discount for income tax reporting purposes and, therefore, the cost of the 2026 convertible senior note hedge is accounted for as interest expense over the term of the 2026 convertible senior notes for income tax reporting purposes. The associated income tax deductions will be recognized in the period that the deduction is taken for income tax reporting purposes. The Company has also treated the proceeds from the sale of warrants as a non-taxable increase in additional paid-in capital in stockholders’ equity.

1.500% Convertible Senior Notes

On August 13, 2012, the Company issued $300.0 million of convertible senior notes due 2019, or the 2019 convertible senior notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 convertible senior notes bear interest at a fixed rate of 1.500% per annum, or $2.3 million semi-annually, which started accruing from August 13, 2012, and are payable semi-annually on March 1 and September 1 of each year, with the first interest payment on March 1, 2013. The 2019 convertible senior notes mature on September 1, 2019.

Because the 2019 convertible senior notes are considered to be cash convertible debt, the Company has separately accounted for the liability and equity components of the 2019 convertible senior notes by allocating the $300.0 million in proceeds from the issuance between the liability component and the embedded conversion option, or the equity component. The allocation was conducted by estimating an interest rate at the time of issuance of the 2019 convertible senior notes for similar debt instruments that do not include the embedded conversion feature. A non-convertible interest rate of 5.75% was used to compute the initial fair value of the liability component of $227.6 million. For purposes of the fair value measurement, the Company determined that the valuation of the 2019 convertible senior notes falls under Level 2 of the fair value hierarchy. The excess of the $300.0 million of proceeds from the issuance of the 2019 convertible senior notes over the $227.6 million initial amount allocated to the liability component, or $72.4 million, was allocated to the embedded conversion option, or equity component. This excess was treated as a debt discount and is being amortized through interest expense, using the effective interest method, over the seven-year term of the 2019 convertible senior notes, which runs through September 1, 2019. The effective interest rate for these notes is 6.23%.

The initial conversion rate of the 2019 convertible senior notes is 18.5718 shares per $1,000 principal amount of notes, which corresponds to a conversion price of approximately

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If the holders of the 2019 convertible senior notes exercise the conversion provisions of the 2019 convertible senior notes and the Company elects to settle such conversions partially in cash (which it presently intends to do at least up to the principal amount of the notes), the Company will need to remit such cash amount to the converting holders. For that reason, in any period during which the 2019 convertible senior notes are convertible as provided above, the Company would classify the entire principal amount of the outstanding 2019 convertible senior notes as a current liability in the respective quarter. This evaluation of the classification of amounts outstanding associated with the 2019 convertible senior notes will occur every calendar quarter.

The 2019 convertible senior notes are not redeemable at the option of the Company prior to their maturity. No sinking fund is provided for the 2019 convertible senior notes and the 2019 convertible senior notes are not subject to legal defeasance.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For income tax reporting purposes, the Company has elected to integrate the 2019 convertible senior notes and the note hedge transactions. Integration of the 2019 convertible senior note hedge with the 2019 convertible senior notes creates an in-substance original issue debt discount for income tax reporting purposes and, therefore, the cost of the 2019 convertible senior note hedge is accounted for as interest expense over the term of the 2019 convertible senior notes for income tax reporting purposes. The associated income tax deductions will be recognized in the period that the deduction is taken for income tax reporting purposes. The Company has also treated the proceeds from the sale of warrants as a non-taxable increase in additional paid-in capital in stockholders’ equity.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used a portion of the $290.8 million in net proceeds of the 2019 convertible senior notes offering, along with a portion of the $48.2 million in proceeds from the sale of warrants, to fund the $73.0 million cost of convertible senior note hedge transactions. The Company intends to use the remaining net proceeds of approximately $266.0 million from the sale of the 2019 convertible senior notes and the sale of the warrants, along with other available sources of cash, to retire its 2026 convertible senior notes, which are first subject to repurchase by the Company at the option of holders of such 2026 convertible senior notes, on November 15, 2013, and subject to redemption at the Company’s option on or after November 15, 2013, in each case at par plus accrued and unpaid interest, or for general corporate purposes, which may include retirement of other debt or funding for the acquisition, construction or retrofit of vessels. The Company expects to retire its 2026 convertible notes on or promptly after November 15, 2013 in full with cash on-hand today.

The Company incurred $9.3 million of fees and other costs related to the issuance of the 2019 convertible senior notes. These fees and other origination costs have been allocated to the liability and equity components of the 2019 convertible senior notes in proportion to their allocated values. Approximately $2.2 million of these fees and other origination costs were recorded as a reduction in additional paid-in capital. The remaining $7.1 million of fees and other costs are being amortized as interest expense over the seven-year term of the 2019 convertible senior notes, which runs through September 1, 2019.

The 2019 convertible senior notes and the 2026 convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in the Securities and Exchange Commission, or Commission, regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the 2019 convertible senior notes and the 2026 convertible senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The 2019 convertible senior notes and the 2026 convertible senior notes are general unsecured, senior obligations of the Company, ranking equally in right of payment with all of its existing and future senior indebtedness, including its outstanding 2017 senior notes, and its 2020 senior notes.

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

On November 2, 2011, the Company further amended and restated its revolving credit facility, which increased its borrowing base to $300.0 million and included an accordion feature that allows for the potential expansion of the facility up to an aggregate of $500.0 million. The key changes to the Company’s revolving credit facility were effective commencing with the fiscal quarter ended September 30, 2011 and are noted below:

•

The amended facility extended the maturity from March 2013 to November 2016, unless the Company’s 2014 senior notes remained outstanding on June 1, 2014, in which case the facility would have matured on such date. However, such notes were retired in March and April 2012.

•

The minimum interest coverage ratio will be 2.00 to 1.00 for the quarters ending December 31, 2011 to September 30, 2012, 2.50 to 1.00 for the quarters ending December 31, 2012 and March 31, 2013 and 3.00 to 1.00 for the quarters ending June 30, 2013 and thereafter.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

If the Company’s 2026 convertible senior notes remain outstanding on April 30, 2013, the Company is required to maintain, as of the end of such calendar month and each calendar month-end thereafter, available liquidity, as defined, of $350 million until the refinancing of the 2026 convertible senior notes to a date that is 91 days beyond the scheduled maturity of the facility or the redemption of the 2026 convertible senior notes, provided that such redemption complies with the other provisions of the facility.

•

The Company was permitted to repay its 2014 senior notes and is permitted to repay its 2026 convertible senior notes, provided that the Company has available liquidity, as defined, of $100 million on a pro forma basis and can demonstrate to the agent under the facility that its business plan is fully funded for the next four fiscal quarters.

Other than these key changes, all other definitions and substantive terms in the Company’s credit agreement governing its revolving credit facility were unchanged with the November 2011 amendment and remain in effect through the remaining life of the facility.

As of December 31, 2012, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.9 million posted in letters of credit. As of December 31, 2012, the Company was in compliance with all financial covenants contained in its amended revolving credit facility.

The credit agreement governing the amended revolving credit facility and the indentures governing the Company’s 2017 senior notes and 2020 senior notes impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.

The Company estimates the fair value of its 2017 senior notes, 2020 senior notes, 2019 convertible senior notes and 2026 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,175.0 million, $1,089.4 million and $1,210.1 million, respectively, as of December 31, 2012. Given the observable nature of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy.

Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $11.0 million, $0.4 million, and $3.7 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

As of the dates indicated below, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2012	2011
6.125% senior notes due 2014, net of original issue discount of $215	$—	$299,785
8.000% senior notes due 2017, net of original issue discount of $4,771 and $5,571	245,229	244,429
5.875% senior notes due 2020	375,000	—
1.500% convertible senior notes due 2019, net of original issue discount of $69,699	230,301	—
1.625% convertible senior notes due 2026, net of original issue discount of $11,093 and $23,566(1)	238,907	226,434
Revolving credit facility due 2016	—	—

	1,089,437	770,648
Less current maturities	(238,907)	—

	$850,530	$770,648

(1)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013. Proceeds from the Company’s 2019 convertible senior notes offering in August 2012 are expected to be used to retire the 2026 convertible senior notes in November 2013.

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2013(1)	$238,907
2014	—
2015	—
2016	—
2017	245,229
Thereafter	605,301

$1,089,437

(1)	The 2026 convertible senior notes mature on November 15, 2026; however, the date they are first putable by the noteholders to the Company is November 15, 2013.

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

8. Stock-Based Compensation

Incentive Compensation Plan

During the Company’s Annual Meeting of Stockholders in June 2010, the Company’s stockholders approved an increase in the number of shares available to issue under its stock-based incentive compensation plan by 700,000. The Company’s stock-based incentive compensation plan now covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors. As of December 31, 2012, there were 708,936 shares available for future issuance to employees under the incentive compensation plan. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial impact of stock-based compensation expense related to the Company’s incentive compensation plan on its operating results are reflected in the table below (in thousands, except for per share data):

	Year Ended December 31,
	2012	2011	2010
Income before taxes	$10,891	$6,525	$8,710

Net income	$6,752	$4,972	$5,479

Earnings per common share:
Basic	$0.19	$0.18	$0.21

Diluted	$0.19	$0.18	$0.20

For the years ended December 31, 2012 and 2010, approximately $0.1 million and $0.4 million, of stock-based compensation expense, respectively, was capitalized as part of the Company’s newbuild construction programs and general corporate projects. No such stock-based compensation expense was capitalized during the year ended December 31, 2011. The accounting rules also require the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded financing cash flows for such excess tax deductions of approximately $0.9 million, $0.4 million, and $0.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. Net cash proceeds from the exercise of stock options were $1.8 million, $0.6 million, and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. The income tax benefit from stock option exercises and restricted stock vesting was $3.0 million, $2.0 million, and $2.7 million for the respective periods. As of December 31, 2012, the Company has approximately 0.7 million shares available for future grants of stock options, restricted stock, stock appreciation rights or other awards to officers, employees and directors under the incentive compensation plan.

Stock Options

The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant. All options granted during the year ended December 31, 2011 expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a three-year period. Stock options were granted to executive officers of the company during 2011. No stock options were granted to any employees during 2012 or 2010.

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

The following table represents the Company’s stock option activity for the year ended December 31, 2012 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	888	$21.96	4.2	$8,411
Grants	—	—	—	—
Exercised	(129)	14.25	n/a	3,194
Forfeited or expired	(22)	25.16	n/a	n/a

Options outstanding at December 31, 2012	737	$23.30	3.6	$8,144

Exercisable options outstanding at December 31, 2012	610	$22.98	2.7	$6,942

The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2012 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2012	205	$12.21
Grants	—	—
Vested	(68)	12.21
Forfeited	(10)	12.21

Nonvested stock options at December 31, 2012	127	$12.21

As of December 31, 2012, the Company had unamortized stock-based compensation expense of $0.9 million that will be recognized on a straight-line basis over the remaining vesting period, or 1.0 year, and has recorded approximately $0.8 million of compensation expense during 2012, associated with stock options.

Restricted Stock

Equity-Settled Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either, performance-based or time-based vesting provisions. The Company has issued two types of performance-based restricted stock unit awards whose vesting is

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by achieving either external or internal performance criteria. For the first type of performance-based restricted stock unit award, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the restricted stock unit agreements governing such awards. Performance for such types of awards has historically been measured by the change in the Company’s stock price measured against the peer group during the measurement period, generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. This type of performance-based restricted stock unit was granted in 2011. The second type of performance-based restricted stock unit award, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. Performance for these types of awards has historically been measured by a number of factors that may differ from year to year, including such examples as the Company achieving a targeted return on invested capital, return on equity, Upstream operating profit margin, safety record and growth in earnings (net income) before interest, income taxes, depreciation and amortization or EBITDA. The actual number of shares that could be received by these award recipients can range from 0% to 100% of the Company’s base share awards depending on the number and/or extent of performance goals attained by the Company. This type of performance-based restricted stock unit was granted in 2012. Compensation expense related to restricted stock unit awards is recognized over the period the restrictions lapse, from one to three years. The fair value of the Company’s performance-based restricted stock unit awards, which is determined using a Monte Carlo simulation, is applied to the base shares and is amortized over the vesting period based on either their relative performance compared to peers or internal performance goals attained. The compensation expense related to time-based restricted stock awards, which is amortized over a one to three-year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2012, the Company had unamortized stock-based compensation expense of $7.2 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.4 years. In addition, the Company has recorded approximately $8.5 million of compensation expense during the year ended December 31, 2012 associated with restricted stock-based unit awards.

The following table summarizes the restricted stock awards activity during the year ended December 31, 2012 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Restricted stock awards:
Restricted stock awards as of January 1, 2012	800	$20.72
Granted during the period	251	25.94
Cancellations during the period(2)	(51)	25.11
Vested	(340)	22.47

Outstanding, as of December 31, 2012	660	$25.83

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares and is determined using a Monte Carlo simulation for performance-based shares, of which the fair value is applied to both the base and bonus share awards.
(2)	Includes the full amount of both base and bonus share awards granted or cancelled during the period, which represents up to 200% of the aggregate total of the base share awards.

Cash-Settled Restricted Stock

The Company’s incentive compensation plan allows the Company to issue restricted stock units with cash-settled vesting provisions. The compensation expense related to cash-settled phantom restricted stock awards is amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. This type of phantom time-based restricted stock unit was granted in 2012. As of December 31, 2012, the Company had unamortized cash-settled phantom compensation expense of $3.3 million, which will be recognized on a straight-line basis over the remaining vesting period, or 2.0 years. In addition, the Company has recorded approximately $1.3 million of compensation expense during the year ended December 31, 2012 associated with cash-settled phantom awards.

The following table summarizes the phantom cash-settled restricted stock awards activity during the year ended December 31, 2012 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock awards:
Phantom cash-settled restricted stock awards as of January 1, 2012	—	$—
Granted during the period	140	36.92
Cancellations during the period	(5)	36.90
Vested	—	—

Outstanding, as of December 31, 2012	135	$36.92

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares.

Employee Stock Purchase Plan

On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2012, there were 272,903 shares available for future issuance to employees under the ESPP. The Company has recorded approximately $0.7 million of compensation expense during the year ended December 31, 2012 associated with the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2012 and 2011:

	2012	2011
Dividend yield	0%	0%
Expected volatility	39.6%	43.7%
Risk-free interest rate	0.1%	0.2%
Expected term (months)	6.0	6.0
Weighted-average grant-date fair value per share	$8.55	$5.70

9. Income Taxes

The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	December 31,
	2012	2011	2010
Deferred tax liabilities:
Fixed assets	$444,733	$408,842	$343,023
Deferred charges and other liabilities	17,346	12,100	11,982

Total deferred tax liabilities	462,079	420,942	355,005
Deferred tax assets:
Net operating loss carryforwards	(181,445)	(164,623)	(98,914)
Allowance for doubtful accounts	(1,099)	(455)	(266)
Stock-based compensation expense	(4,763)	(4,353)	(5,766)
Alternative minimum tax credit carryforward	(20,863)	(20,863)	(20,863)
Foreign tax credit carryforward	(6,426)	(5,405)	(4,558)
Other	(5,725)	(4,786)	(4,440)

Total deferred tax assets	(220,321)	(200,485)	(134,807)
Valuation allowance	—	—	—

Total deferred tax liabilities, net	$241,758	$220,457	$220,198

Current deferred tax assets, net	$28,720	$3,221	$2,215
Long-term deferred tax liabilities, net	270,478	223,678	222,413

Total deferred tax liabilities, net	$241,758	$220,457	$220,198

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax expense follow (in thousands):

	December 31,
	2012	2011	2010
Current tax expense (benefit):
U.S.	$—	$(299)	$—
Foreign	1,016	1,154	943

Total current tax expense	1,016	855	943
Deferred tax expense (benefit):
U.S.	21,710	(1,657)	20,559

Total tax expense (benefit)	$22,726	$(802)	$21,502

Income (loss) before income taxes, based on jurisdiction earned, was as follows (in thousands):

	December 31,
	2012	2011	2010
U.S.	$42,645	$(15,744)	$56,800
Foreign	17,098	12,381	1,118

Total income (loss) before income taxes	$59,743	$(3,363)	$57,918

At December 31, 2012, the Company had federal tax net operating loss carryforwards of approximately $500.3 million, which will expire in 2029 through 2032 and foreign tax credit carryforwards of approximately $6.4 million, which will expire in 2019 through 2022. The Company has state tax net operating loss carryforwards of approximately $134.1 million, which will expire in 2019 through 2032 and can only be utilized if the Company generates taxable income in particular tax jurisdictions. Based on historical and projected operating results, the Company believes that no valuation allowance is necessary for its deferred tax assets.

The Company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2006. The Company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.

The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate of 35% and the actual income tax provision (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statutory rate	$20,910	$(1,177)	$20,271
State taxes, net	777	(44)	753
Non-deductible expense	204	135	80
Foreign taxes and other	835	284	398

	$22,726	$(802)	$21,502

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Operating Leases

The Company is obligated under certain operating leases for office space, shore-base facilities and vehicles. The Covington facility lease, which is a new lease that commenced on July 1, 2012, provides for an initial term expiring in September 2025 with three additional five-year renewal period options. A shore-base facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of seven years with four additional five-year periods upon the terms and conditions contained in the lease agreement. On January 30, 2008, the Company purchased a leasehold interest in a parcel of improved real estate as an adjacent addition to HOS Port, its existing shore-base facility located in Port Fourchon, Louisiana. At December 31, 2012, this latter facility lease had approximately two years remaining on its initial term, with four additional five-year renewal periods. Rent expense related to operating leases was approximately $3.2 million, $2.3 million and $2.1 million for the years ending December 31, 2012, 2011 and 2010, respectively.

Future minimum payments under noncancelable leases for years subsequent to 2012 are as follows (in thousands):

Year Ended December 31,
2013	$3,327
2014	2,941
2015	2,895
2016	2,275
2017	2,202
Thereafter	33,856

Total	$47,496

Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations. The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2012 and 2011, the terms of entry for our Downstream segment contained an annual aggregate deductible, or AAD, for which the Company remains responsible. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending claims and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of December 31, 2012, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the 2012 or 2011 policy years.

During 2010 and 2011, the Company mobilized 12 vessels, in the aggregate, to Brazil to operate under long-term contracts for Petrobras. These vessels required a significant amount of modifications to comply with requirements of the contracts. The Company has been assessed penalties by Petrobras for late deliveries. In addition, these vessel charters with Petrobras include limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $8.0 million. The Company disagrees with a majority of these assessments. In addition, the Company also has claims against Petrobras for their contributory actions related to the vessels’ late deliveries. Such claims exceed the maximum exposure noted above. The Company is not able to predict the ultimate outcome of these claims and counterclaims with Petrobras as of December 31, 2012. While the Company cannot currently estimate the amounts or timing of the resolution of these matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.

During 2012, an Upstream customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code. Pre-petition receivables from ATP were $4.8 million and the Company has recorded $0.9 million in reserves. While the Company believes that the net receivables are collectible, it will continue to monitor the proceedings, which may result in actual collections that may differ from the current estimate.

11. Deferred Charges

Deferred charges include the following (in thousands):

	Year Ended December 31,
	2012	2011
Deferred financing costs, net of accumulated amortization of $10,239 and $11,634, respectively	$22,102	$13,488
Deferred drydocking costs, net of accumulated amortization of $25,321 and $22,772, respectively	48,074	28,722
Prepaid lease expense, net of amortization of $1,067 and $909, respectively	3,321	3,479
Other deferred charges	1,338	2,092

Total	$74,835	$47,781

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions

During 2010, the Company received aggregate payments of approximately $4.3 million for the charter of its OSVs and rental of its shore-base port facility from a customer whose Chairman of the Board served on the Company’s Board of Directors. This Board member stepped down as Chairman of such customer and ceased to serve as a director of the customer effective May 7, 2010. This Board member also resigned from the Company’s Board effective February 15, 2011.

13. Major Customers

In the years ended December 31, 2012, 2011, and 2010, revenues from the following customers exceeded 10% of total revenues:

	Year Ended December 31,
	2012		2011		2010
Customer A(1)	17%		19%		n/a	(2)
Customer B(1)	13%		n/a	(2)	n/a	(2)
Customer C(1)	n/a	(2)	n/a	(2)	21%
Customer D(3)	n/a	(2)	14%		13%

(1)	Upstream segment and Downstream segment.
(2)	Customers represent less than 10% of consolidated revenue in each year presented.
(3)	Upstream segment.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the years ended December 31, 2012, 2011, and 2010, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Year Ended December 31,
	2012	2011	2010
Operating revenues:
Upstream
Domestic	$301,430	$182,226	$298,400
Foreign(1)	161,879	148,610	76,127

	463,309	330,836	374,527

Downstream
Domestic	39,182	42,866	42,854
Foreign(1)(2)	10,247	7,925	3,423

	49,429	50,791	46,277

Total	$512,738	$381,627	$420,804

Operating Expenses:
Upstream	$226,462	$177,868	$166,349
Downstream	28,936	33,333	30,422

Total	$255,398	$211,201	$196,771

Depreciation and Amortization:
Upstream	$73,675	$67,910	$64,685
Downstream	14,133	13,677	12,370

Total	$87,808	$81,587	$77,055

General and Administrative Expenses:
Upstream	$44,785	$32,170	$33,956
Downstream	3,714	3,193	2,818

Total	$48,499	$35,363	$36,774

Gain (loss) on Sale of Assets:
Upstream	$(350)	$980	$986
Downstream	624	559	1,039

Total	$274	$1,539	$2,025

Operating Income:
Upstream	$118,037	$53,868	$110,523
Downstream	3,270	1,147	1,706

Total	$121,307	$55,015	$112,229

Capital Expenditures:
Upstream	$258,447	$70,862	$58,282
Downstream	3,092	1,377	1,840
Corporate	2,560	1,399	1,521

Total	$264,099	$73,638	$61,643

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2012	2011	2010
Identifiable Assets:
Upstream(1)	$2,397,155	$1,915,137	$1,647,561
Downstream	203,128	197,876	205,782
Corporate	31,448	23,333	25,082

Total	$2,631,731	$2,136,346	$1,878,425

Long-Lived Assets:
Upstream
Domestic	$1,244,509	$965,535	$1,203,136
Foreign(2)	393,318	460,099	211,488

	1,637,827	1,425,634	1,414,624

Downstream
Domestic	140,460	146,027	166,673
Foreign(2)(3)	28,028	28,344	18,297

	168,488	174,371	184,970
Corporate	5,795	5,780	6,527

Total	$1,812,110	$1,605,785	$1,606,121

(1)	Included in the Company’s Upstream assets is $299.6 million, $47.0 million and $4.1 million of construction-in-progress as of December 31, 2012, 2011, and 2010, respectively.
(2)	The Company’s vessels conduct operations in international areas from time to time. Vessels will routinely move to and from domestic and international operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of December 31, 2012, 2011, and 2010, respectively.
(3)	Included are amounts applicable to the Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

15. Employment Agreements

The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements contain an EBITDA target, as well as a discretionary component, established by the Compensation Committee of the Company’s Board of Directors, in setting the cash incentive compensation for such executives under this program. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement. The current term of these employment agreements expires on December 31, 2015 and automatically extends each year thereafter on January 1st, for an additional year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):

The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2012 and 2011. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2012(1)(2)
Revenues	$119,973	$131,645	$127,939	$133,181
Operating income	28,647	33,819	26,292	32,549
Net income	6,307	12,014	7,401	11,295
Earnings per common share:
Basic	$0.18	$0.34	$0.21	$0.32
Diluted	0.18	0.33	0.20	0.31
Fiscal Year 2011(1)(3)(4)
Revenues	$72,267	$80,817	$105,827	$122,716
Operating income	739	3,813	14,629	35,834
Net income (loss)	(9,036)	(7,025)	(741)	14,241
Earnings (loss) per common share(5):
Basic	$(0.34)	$(0.26)	$(0.03)	$0.46
Diluted	(0.34)	(0.26)	(0.03)	0.45

(1)	The sum of the four quarters may not equal annual results due to rounding.
(2)	Results for the quarter ended June 30, 2012 were favorably impacted by increased demand for our MPSVs and improved market conditions in the GoM. Results for the quarter ended September 30, 2012 were impacted by uneven demand for our 200 class DP-1 vessels in the GoM and the mobilization of four such vessels from Brazil to the GoM. Results for the quarter ended December 31, 2012 were favorably impacted by improved spot market conditions in the GoM for our 240 and 265 class DP-2 equipment and a decrease in our stacked fleet to an average of 1.4 vessels.
(3)	Results for the quarters ended March 31, June 30, September 30, and December 31, 2011 included approximately $0.2 million, $1.0 million, $6.5 million and $1.8 million of operating costs, respectively, related to mobilization and pre-positioning vessels to foreign markets.
(4)	Results for the quarters ended March 31, and June 30, 2011 were significantly impacted by regulatory-driven weak market conditions in the GoM. The lack of Upstream vessel demand, led to the Company’s decision to stack certain new generation OSVs. Market conditions improved significantly during the quarters ended September 30 and December 31, 2011 and the Company was able to re-activate most of its stacked vessels.
(5)	On November 16, 2011, the Company issued 8.1 million shares of common stock that increased diluted weighted-average shares outstanding from 26.9 million as of September 30, 2011 to 31.8 million as of December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 28, 2013.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK (Todd M. Hornbeck)	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/S/ JAMES O. HARP, JR. (James O. Harp, Jr.)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/S/ LARRY D. HORNBECK (Larry D. Hornbeck)	Director	February 28, 2013

/S/ BRUCE W. HUNT (Bruce W. Hunt)	Director	February 28, 2013

/S/ STEVEN W. KRABLIN (Steven W. Krablin)	Director	February 28, 2013

/S/ PATRICIA B. MELCHER (Patricia B. Melcher)	Director	February 28, 2013

/S/ KEVIN O. MEYERS (Kevin O. Meyers)	Director	February 28, 2013

/S/ JOHN T. RYND (John T. Rynd)	Director	February 28, 2013

/S/ BERNIE W. STEWART (Bernie W. Stewart)	Director	February 28, 2013

/S/ NICHOLAS L. SWYKA JR. (Nicholas L. Swyka)	Director	February 28, 2013

S-1

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

3.4	—	Amendment No. 1 to Fourth Restated Bylaws of the Company adopted June 21, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 27, 2012).

4.1	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.2	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.3	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.4	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.5	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), (including form of 6.125% Series B Senior Note due 2014 ) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.6	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.7	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.12	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.13	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.14	—	Indenture, dated March 16, 2012 among Hornbeck Offshore Services, Inc., as issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of 5.875% Senior Notes due 2020) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 21, 2012).

4.15	—	Registration Rights Agreement, dated as of March 16, 2012, among, Hornbeck Offshore Services, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 21, 2012).

Exhibit Number		Description of Exhibit
4.16	—	First Supplemental Indenture, dated March 30, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 4, 2012).

4.17	—	First Supplemental Indenture, dated March 30, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 8.000% Senior Notes due 2017) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 4, 2012).

4.18	—	Indenture dated as of August 13, 2012 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.500% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.19	—	Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.20	—	Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.21	—	Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.22	—	Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.23	—	Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.24	—	Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.25	—	Confirmation of Base Warrant dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

Exhibit Number		Description of Exhibit
4.26	—	Confirmation of Base Warrant dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.27	—	Confirmation of Base Warrant dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.28	—	Confirmation of Additional Warrants dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.29	—	Confirmation of Additional Warrants dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.30	—	Confirmation of Additional Warrants dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

10.1	—	Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.2†	—	Director & Advisory Director Compensation Policy, effective January 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the period ended December 31, 2011).

10.3†	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2007).

10.4†	—	Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, dated effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006).

10.5†	—	Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, dated effective May 12, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.6†	—	Second Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, dated effective June 24, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2010).

Exhibit Number		Description of Exhibit
10.7†	—	Amended and Restated Senior Employment Agreement dated May 7, 2007 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.8†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.9†	—	Amended and Restated Employment Agreement dated May 7, 2007 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2007).

10.10†	—	Amendment to Amended and Restated Senior Employment Agreement dated effective May 12, 2008 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.11†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.12†	—	Amendment to Amended and Restated Employment Agreement dated effective May 12, 2008 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2008).

10.13†	—	Second Amendment to Amended and Restated Senior Employment Agreement dated effective December 31, 2009 by and between Todd M. Hornbeck and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the period ended December 31, 2009).

10.14†	—	Second Amendment to Amended and Restated Employment Agreement dated effective December 31, 2009 by and between Carl G. Annessa and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2009).

10.15†	—	Second Amendment to Amended and Restated Employment Agreement dated effective December 31, 2009 by and between James O. Harp, Jr. and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the period ended December 31, 2009).

10.16†	—	Employment Agreement dated effective January 1, 2011 by and between Samuel A. Giberga and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2011).

10.17†	—	Change in Control Agreement dated effective August 5, 2008 by and between Samuel A. Giberga and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

*10.18†	—	Employment Agreement dated effective January 1, 2013 by and between John S. Cook and the Company.

Exhibit Number		Description of Exhibit
10.19†	—	Change in Control Agreement dated effective August 5, 2008 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.20†	—	Amendment to Change in Control Agreement dated effective December 31, 2009 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the period ended December 31, 2009).

10.21†	—	Amendment to Change in Control Agreement dated effective December 31, 2009 by and between Samuel A. Giberga and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the period ended December 31, 2009).

10.22	—	Senior Secured Revolving Credit Facility dated effective September 27, 2006 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, and Wells Fargo Bank, N.A., as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2006).

10.23	—	First Amendment to Senior Secured Revolving Credit Facility and Second Amendment to Guaranty and Collateral Agreement dated as of November 4, 2009 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2009).

10.24	—	Second Amendment to Senior Secured Revolving Credit Facility dated as of March 14, 2011 by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010).

10.25	—	Amended and Restated Credit Agreement dated as of November 2, 2011, by and among the Company and two of its subsidiaries, Hornbeck Offshore Services, LLC and Hornbeck Offshore Transportation, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.26	—	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

Exhibit Number		Description of Exhibit
10.27†	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).

10.28†	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the period ended December 31, 2004).

10.29†	—	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the period ended December 31, 2004).

10.30†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.31†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.32†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.33†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.34†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.35†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010).

10.36	—	Vessel Construction Agreement dated November 14, 2011 by and between Hornbeck Offshore Services, Inc. and VT Halter Marine, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the period ended December 31, 2011). (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.37	—	Consulting Agreement dated February 14, 2012 by and between Hornbeck Offshore Services, Inc. and Larry D. Hornbeck (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2011).

Exhibit Number		Description of Exhibit
10.38	—	Purchase Agreement dated March 2, 2012 by and among Hornbeck Offshore Services, Inc., Energy Services Puerto Rico, LLC, Hornbeck Offshore Services, LLC, Hornbeck Offshore Transportation, LLC, Hornbeck Offshore Operators, LLC, HOS-IV, LLC, Hornbeck Offshore Trinidad & Tobago, LLC and HOS Port, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2012).

10.39	—	Assumption Agreement, dated as of March 30, 2012 by HOS Port, LLC, in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012).

10.40	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the period ended December 31, 2011).

10.41	—	Underwriting Agreement, dated as of November 9, 2011 among Barclays Capital Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Global Hunter Securities, LLC, Johnson Rice & Company L.L.C., Pritchard Capital Partners LLC, Simmons & Company International, Capital One Southcoast, Inc. CIS Capital Markets LLC, Howard Weil Incorporated, IBERIA Capital Partners, L.L.C. and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 16, 2011).

10.42	—	Purchase Agreement dated August 7, 2012 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

*21	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.