Form 10-Q
period 2013-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2013-05-10
CIK 1131227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2013 was 35,790,462.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

i

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$714,274	$576,678
Accounts receivable, net of allowance for doubtful accounts of $2,887 and $3,028, respectively	118,805	103,265
Deferred tax assets, net	27,614	28,720
Other current assets	22,007	22,846

Total current assets	882,700	731,509

Property, plant and equipment, net	1,894,473	1,812,110
Deferred charges, net	81,906	74,835
Other assets	13,046	13,277

Total assets	$2,872,125	$2,631,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,984	$48,286
Accrued interest	13,578	14,790
Accrued payroll and benefits	11,796	13,748
Deferred revenue	19,420	19,425
Current portion of long-term debt, net of original issue discount of $8,114 and $11,093, respectively	257,266	238,907
Other accrued liabilities	16,460	8,349

Total current liabilities	369,504	343,505
Long-term debt, net of original issue discount of $67,608 and $74,470, respectively	1,057,392	850,530
Deferred tax liabilities, net	272,212	270,478
Other liabilities	1,244	1,373

Total liabilities	1,700,352	1,465,886

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,786 and 35,479 shares issued and outstanding, respectively	358	355
Additional paid-in-capital	705,312	705,658
Retained earnings	466,249	460,090
Accumulated other comprehensive loss	(146)	(258)

Total stockholders’ equity	1,171,773	1,165,845

Total liabilities and stockholders’ equity	$2,872,125	$2,631,731

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues	$147,516	$119,973
Costs and expenses:
Operating expenses	63,365	59,209
Depreciation	15,310	15,082
Amortization	7,556	5,917
General and administrative expenses	13,879	11,126

	100,110	91,334

Gain on sale of assets	—	8

Operating income	47,406	28,647
Other income (expense):
Loss on early extinguishment of debt	(24,319)	(5,193)
Interest income	577	553
Interest expense	(13,722)	(13,932)
Other income (expense), net	(107)	105

	(37,571)	(18,467)

Income before income taxes	9,835	10,180
Income tax expense	(3,676)	(3,873)

Net income	$6,159	$6,307

Basic earnings per common share	$0.17	$0.18

Diluted earnings per common share	$0.17	$0.18

Weighted average basic shares outstanding	35,618	35,132

Weighted average diluted shares outstanding	36,346	36,009

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income	$6,159	$6,307
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(112)	380

Total comprehensive income	6,047	6,687

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,159	$6,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,310	15,082
Amortization	7,556	5,917
Stock-based compensation expense	3,322	2,250
Loss on early extinguishment of debt	24,319	5,193
Provision for bad debts	(141)	14
Deferred tax expense	1,580	3,751
Amortization of deferred financing costs	6,679	4,136
Gain on sale of assets	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(15,148)	(5,567)
Other receivables and current assets	3,089	(1,857)
Deferred drydocking charges	(7,434)	(8,159)
Accounts payable	(3,421)	539
Accrued liabilities and other liabilities	(422)	2,354
Accrued interest	(1,211)	(3,492)

Net cash provided by operating activities	40,237	26,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	(88,607)	(38,508)
Net proceeds from sale of assets	—	8
Vessel capital expenditures	(6,914)	(5,864)
Non-vessel capital expenditures	(479)	(501)

Net cash used in investing activities	(96,000)	(44,865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax shortfall from share-based payments	—	(24)
Repayment of senior notes	(234,620)	(252,205)
Proceeds from the issuance of senior notes	450,000	375,000
Premium on the retirement of debt	(16,705)	(3,204)
Payments for public offering of common stock	—	(179)
Deferred financing costs	(7,256)	(6,861)
Net cash proceeds from other shares issued	1,828	1,264

Net cash provided by financing activities	193,247	113,791

Effects of exchange rate changes on cash	112	380

Net increase in cash and cash equivalents	137,596	95,766
Cash and cash equivalents at beginning of period	576,678	356,849

Cash and cash equivalents at end of period	$714,274	$452,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$14,265	$14,756

Cash paid for income taxes	$553	$532

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications have been made to prior period results to conform to current year presentation.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

	Three Months Ended March 31,
	2013	2012
Net income (1)	$6,159	$6,307

Weighted average number of shares of common stock outstanding	35,618	35,132
Add: Net effect of dilutive stock options and unvested restricted stock (2)(3)(4)	728	877

Adjusted weighted average number of shares of common stock outstanding	36,346	36,009

Earnings per common share:
Basic	$0.17	$0.18

Diluted	$0.17	$0.18

(1)	Net income for the three months ended March 31, 2013 and 2012 includes loss on early extinguishment of debt of $24.3 million and $5.2 million, respectively. See Note 3 for further information regarding the Company’s debt.
(2)	For the three months ended March 31, 2013 and 2012, the Company had no anti-dilutive stock options. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	As of March 31, 2013, the 2019 convertible senior notes and 2026 convertible senior notes were not dilutive, and as of March 31, 2012 the 2026 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes.
(4)	Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 4 to these financial statements for further information regarding certain of the Company’s restricted stock.

3. Long-Term Debt

As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2013	December 31, 2012
8.000% senior notes due 2017, net of original issue discount of $280 and $4,771 (1)	$15,100	$245,229
5.875% senior notes due 2020	375,000	375,000
5.000% senior notes due 2021	450,000	—
1.500% convertible senior notes due 2019, net of original issue discount of $67,608 and $69,699	232,392	230,301
1.625% convertible senior notes due 2026, net of original issue discount of $7,834 and $11,093 (2)	242,166	238,907
Revolving credit facility due 2016	—	—

	1,314,658	1,089,437
Less current maturities	(257,266)	(238,907)

	$1,057,392	$850,530

(1)	On May 13, 2013, the remaining 8.000% senior notes will be redeemed.
(2)	The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013. A portion of the proceeds from the Company’s 2019 convertible senior notes offering in August 2012 are expected to be used to retire the 2026 convertible senior notes in November 2013.

The Company’s 8.000% senior notes due 2017, or 2017 senior notes, had semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1, prior to the repurchase and redemption of such notes in March and May 2013, respectively, as discussed below. The Company’s 5.875% senior notes due 2020, or 2020 senior notes, have semi-annual cash interest payments of $11.0 million due and payable each April 1 and October 1. The Company’s 1.500% convertible senior notes due 2019, or 2019 convertible senior notes, have semi-annual cash interest payments of $2.3 million due and payable each March 1 and September 1. The Company’s 1.625% convertible senior notes due 2026, or 2026 convertible senior notes, have semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. Subject to certain conversion and redemption features of the 2026 convertible senior notes, holders of such notes may require the Company to purchase all or a portion of their notes on each of November 15, 2013, November 15, 2016 and November 15, 2021. The Company intends to redeem all or a portion of the 2026 convertible senior notes at par on or after November 15, 2013.

On March 14, 2013, the Company commenced a cash tender offer for all of the outstanding $250.0 million aggregate principal amount of its 2017 senior notes. Senior notes

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling approximately $234.7 million, or approximately 94% of the 2017 senior notes outstanding, were validly tendered during the designated tender period and were repurchased. The remaining $15.3 million of 2017 senior notes will be redeemed at 106.20% of par on May 13, 2013. A loss on early extinguishment of debt for the 2017 senior notes of approximately $24.3 million was recorded during the first quarter of 2013 and includes the tender offer costs, an allocable portion of the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. A loss on early extinguishment of debt of approximately $1.5 million will be recorded during the second quarter of 2013 for those costs allocable to the 2017 senior notes to be redeemed on May 13, 2013.

On March 14, 2013, the Company issued $450.0 million in aggregate principal amount of 5.000% senior notes due 2021, or 2021 senior notes. The net proceeds to the Company from the offering were approximately $442.4 million, net of estimated transaction costs. The Company used $252.7 million of such proceeds to repurchase approximately 94% of the outstanding 2017 senior notes pursuant to its tender offer noted above. The Company will use approximately $16.3 million of proceeds on May 13, 2013 to redeem the remaining 6% of the outstanding 2017 senior notes pursuant to the redemption noted above. The remaining proceeds are available for general corporate purposes, which may include funding for the acquisition, construction or retrofit of vessels. The 2021 senior notes mature on March 1, 2021 and require semi-annual interest payments of $11.3 million due and payable each March 1 and September 1 of each year until maturity, commencing September 1, 2013. The effective interest rate on the new senior notes is 5.21%. No principal payments are due until maturity. Holders of the 2021 senior notes are entitled to certain registration rights as set forth in an exchange and registration rights agreement dated as of March 28, 2013. The 2021 senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The 2021 senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the 2021 senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan, except for certain restrictions contained in the Company’s revolving credit facility restricting the payment of dividends by the Company’s two principal subsidiaries. The Company may, at its option, redeem all or part of the 2021 senior notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 2021 senior notes. The Company is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied by the Company.

The Company has an undrawn senior secured revolving credit facility, with a borrowing base of $300.0 million and an accordion feature that allows for the potential expansion of the facility up to an aggregate of $500.0 million. The facility matures in November 2016.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of March 31, 2013, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.9 million posted as letters of credit. As of March 31, 2013, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary.

The Company estimates the fair value of its 2017 senior notes, 2020 senior notes, 2021 senior notes, 2019 convertible senior notes and 2026 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,390.4 million, $1,314.7 million and $1,468.6 million, respectively, as of March 31, 2013. Given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy.

Capitalized Interest

During the three months ended March 31, 2013 and 2012, the Company capitalized approximately $6.0 million and $1.5 million respectively, of interest costs related to the construction of vessels.

4. Incentive Compensation

Stock-Based Incentive Compensation Plan

The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors.

During the three months ended March 31, 2013, the Company granted cash-settled restricted stock units, time-based restricted stock units and performance-based restricted stock units. Time-based restricted stock units were granted to executive officers and directors of the Company. Cash-settled phantom restricted stock units were granted to certain shoreside employees of the Company.

Performance-based restricted stock units were granted to executive officers of the Company. The shares to be received under the performance-based restricted stock units are

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated based on the Company’s performance compared to three pre-determined criteria, as defined by the restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 100% of the Company’s awards depending on the Company’s performance. During the three months ended March 31, 2013, the Company granted 192,673 time-based restricted stock units and performance-based restricted stock units and 21,397 cash-settled phantom restricted stock units. The cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash.

Compensation expense related to 2013 restricted stock unit grants is recognized over the three-year service period. The fair value of the Company’s performance-based restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and cash-settled phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition to the restricted stock units granted in 2013, the Company granted performance-based and time-based restricted stock units in 2010, 2011 and 2012. During the three months ended March 31, 2013, the Company issued 306,564 shares, in the aggregate, of stock that vested pursuant to share-based compensation grants from such prior periods.

The stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2013	2012
Income before taxes	$3,322	$2,250

Net income	$2,080	$1,395

Earnings per common share:
Basic	$0.06	$0.04

Diluted	$0.06	$0.04

5. Contingencies

In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position, results of operations, or cash flows. The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. In February 2013 and 2012, the terms of entry for our Downstream segment contained an annual aggregate deductible, or AAD, for which the Company remains responsible. The P&I Club is responsible for covered amounts that exceed the AAD, after payment by the Company of an additional individual claim deductible. The Company provides reserves for those portions of the AAD and any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending claims and revise its estimates. Although revisions to such estimates historically have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. As of March 31, 2013, the Company’s claims incurred under its P&I Club policies have not exceeded the AAD for the 2013 policy year.

During 2010 and 2011, the Company mobilized 12 vessels, in the aggregate, to Brazil to operate under long-term contracts for Petrobras. These vessels required a significant amount of modifications to comply with requirements of the contracts. The Company has been assessed penalties by Petrobras for late deliveries. In addition, these vessel charters with Petrobras include limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $8.0 million. The Company disagrees with a majority of these assessments. In addition, the Company also has claims against Petrobras for their contributory actions related to the vessels’ late deliveries. Such claims exceed the maximum exposure noted above. The Company is not able to predict the ultimate outcome of these claims and counterclaims with Petrobras as of March 31, 2013. While the Company cannot currently estimate the amounts or timing of the resolution of these matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.

During 2012, an Upstream customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code. Pre-petition receivables from ATP were $4.8 million, of which the Company has recorded $0.9 million in reserves. While the Company believes that the net receivables are collectible, it will continue to monitor the proceedings, which may result in actual collections that may differ from the current estimate.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reportable segment information for the three months ended March 31, 2013 and 2012, reconciled to consolidated totals and prepared on the same basis as the Company’s consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Upstream
Domestic	$93,657	$56,727
Foreign (1)	38,869	51,166

	132,526	107,893

Downstream
Domestic	12,886	9,844
Foreign (1)(2)	2,104	2,236

	14,990	12,080

Total	$147,516	$119,973

Operating expenses:
Upstream	$56,294	$52,127
Downstream	7,071	7,082

Total	$63,365	$59,209

Depreciation:
Upstream	$13,196	$12,960
Downstream	2,114	2,122

Total	$15,310	$15,082

Amortization:
Upstream	$6,223	$4,237
Downstream	1,333	1,680

Total	$7,556	$5,917

General and administrative expenses:
Upstream	$12,934	$10,258
Downstream	945	868

Total	$13,879	$11,126

Gain on sale of assets:
Upstream	$—	$8
Downstream	—	—

Total	$—	$8

Operating income:
Upstream	$43,879	$28,319
Downstream	3,527	328

Total	$47,406	$28,647

Loss on early extinguishment of debt:
Upstream	$24,319	$3,356
Downstream	—	1,837

Total	$24,319	$5,193

Capital expenditures:
Upstream	$95,340	$44,536
Downstream	288	30
Corporate	372	307

Total	$96,000	$44,873

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2013	As of December 31, 2012
Identifiable Assets:
Upstream	$2,632,352	$2,397,155
Downstream	204,704	203,128
Corporate	35,069	31,448

Total	$2,872,125	$2,631,731

Long-Lived Assets:
Upstream
Domestic (3)	$1,443,434	$1,244,509
Foreign (1)	278,451	393,318

	1,721,885	1,637,827
Downstream
Domestic	157,045	140,460
Foreign (1)(2)	9,847	28,028

	166,892	168,488
Corporate	5,696	5,795

Total	$1,894,473	$1,812,110

(1)	The Company’s vessels conduct operations in international areas from time to time. Vessels will routinely move to and from domestic and international operating areas. As these assets are highly mobile, the long-lived assets reflected above represent the assets that were present in international areas as of March 31, 2013 and December 31, 2012, respectively.
(2)	Included are amounts applicable to the Puerto Rico downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.
(3)	Included in the Company’s Upstream Domestic assets is $393.5 million and $299.6 million of construction-in-progress as of March 31, 2013 and December 31, 2012, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2012. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, we rely on and refer to information regarding our industry from the BOEM, EIA and IHS-Petrodata, Inc. These organizations are not affiliated with us and are not aware of and have not consented to being named in this Quarterly Report on Form 10-Q. We believe this information is reliable. In addition, in many cases we have made statements in this Quarterly Report on Form 10-Q regarding our industry and our position in the industry based on our experience in the industry and our own evaluation of market conditions.

General

Our Upstream Segment

The OSV market is expanding globally. Generally, offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for high-spec OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 87 floating rigs under construction or on order on May 1, 2013 and, as of that date, there were options outstanding to build 39 additional floating rigs. In addition, on that date, there were 100 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 34 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required per rig is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally, more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.

Presently, our oilfield service operations are conducted in three primary geographic regions comprised of the GoM, Brazil and Mexico. Descriptions of these three regions are included below.

Gulf of Mexico

The GoM continues to be considered a world-class basin by exploration and production companies. As of May 2012, BOEM estimated that the GoM contains 48 billion barrels of recoverable oil equivalent. According to IHS-Petrodata as of May 1, 2013, the number of floating rigs available in the GoM region is currently 42, which has increased from the pre-Macondo level of 34, because the 10 floaters that left the region and the four floaters that have been stacked or are currently being rebuilt have since been replaced by 22 vessels arriving in the region. Of the 42 rigs available in the GoM, 37 were actively drilling as of May 1, 2013. We expect at least five additional deepwater drilling units to arrive in the GoM during 2013 and 12 additional units to begin work in 2014. During 2012, the rate of deepwater drilling permit approvals improved significantly over 2011, however, the pace of permitting was still inconsistent compared to pre-Macondo levels. While the period of time required for BSEE to review, approve and issue drilling permits is generally longer than historical norms, our customers have indicated that the permitting process has become more repeatable and predictable.

Improvements in dayrates and utilization for our high-spec Upstream vessels continued through the first quarter of 2013. Leading-edge spot market OSV dayrates in the GoM for our 240 and 265 class DP-2 equipment were in the $38,000 to $45,000 range. Whether these rates can be sustained will depend on, among other things, the future rig-count and the pace of permitting in the GoM. Market conditions for high-spec DP-2 vessels may also be impacted during 2013 by the anticipated delivery of 21 additional Jones Act-qualified DP-2 vessels from U.S. shipyards, including five being constructed by the Company. This impact is expected to be mitigated as new drilling rigs are activated over the next several years. Fleetwide effective, or utilization-adjusted, dayrates for our new generation OSVs increased $3,616, or roughly 20%, from $18,182 for the year-ago quarter to $21,798 for the first quarter of 2013. As of March 31, 2013, we had only one DP-1 new generation OSV stacked that we expect to be re-activated during the second quarter of 2013. We also expect that our DP-1 vessels will experience continued volatility as our deepwater customers continue their bias towards using only DP-2 vessels in deepwater operations. Six DP-1 vessels are being converted to 240 class DP-2 vessels under our 200 class OSV retrofit program during 2013. The Company is considering whether to convert additional DP-1 vessels to DP-2.

The recovery in the GoM could be adversely affected by an increasing shortage of, and competition for, qualified mariners. This shortage is being exacerbated by customer and regulatory driven requirements that increase the manning levels on many vessels, including drilling units that operate in the GoM. Mariner shortages have driven up labor costs, which comprise the greatest portion of our operating costs. In the past, intense competition for licensed mariners has required the Company to unexpectedly increase our Upstream crew wages in response to across-the-board raises instituted by competitors. Such an increase usually results in a permanent increase in our annual operating costs. The most recent such increase occurred in April 2012, resulting in a quarterly operating expense increase of $5.0 million based upon the size of our mariner workforce at that time. We will also have incremental expenses due to roughly 100 mariners-in-training that are riding in the fleet and along additional shoreside support staff in anticipation of the vessels that will be delivered under our fifth OSV newbuild program.

Brazil

Brazil is experiencing an increase in activity related to its large deepwater and pre-salt oilfield basins. This increase in activity is driven primarily by the state-owned oil company, Petroleo Brasileiro S.A., or Petrobras, and other producers, including BP p.l.c., Chevron Corporation, Exxon Mobil Corporation, OGX Petroleo e Gas Participacoes and Royal Dutch Shell plc. Petrobras has publicly announced plans to spend approximately $142 billion on exploration and production activities from 2012 through 2016 and has stated that its offshore supply vessel needs could increase from approximately 290 in 2010 to nearly 480 in 2015. Brazilian operators plan to add one new floating rig by the end of 2013.

Since the beginning of 2010, we have increased our presence in Brazil from zero to a high of 14 vessels. During 2012, four of our OSVs operating in Brazil which had been operating under long-term charters were mobilized back to the GoM at the conclusion of those contracts. As of March 31, 2013, we had eight vessels working in Brazil under long-term contracts for Petrobras. Current high operating costs as well as regulatory complexity and bureaucratic inefficiency are impacting our ability to generate operating margins commensurate with those we have historically generated in the GoM. Moreover, Petrobras is the single largest consumer of our services in Brazil. As is typical with large state-owned national oil companies, contracts with Petrobras are onerous and contain multiple provisions that allow Petrobras to impose penalties and deduct payments for performance issues even if we disagree with the basis of those penalties or deductions. Petrobras has exercised these kinds of measures in our contracts and we expect that we will continue to confront similar issues with Petrobras going forward. In addition to regulatory complexity and the inherent difficulties associated with the Petrobras contracting regime, there is an acute shortage of mariners in Brazil, which we are required by law to employ on our vessels. This shortage is a significant contributor to escalating costs in Brazil and could present a barrier to our near-term growth in that market. We recently declined the opportunity to renew, with Petrobras, four of our remaining eight 240 class vessels whose charters expire during the summer of 2013. Our long-term view in Brazil is that its preeminence as a deep water drilling region will offer us significant opportunities, particularly as our newbuild vessels are delivered. Those vessels will have the large capacities necessary for remote and ultra-deep water drilling regions, such as the pre-salt Brazilian market. We see Petrobras making significant investments intended to stem the logistical bottlenecks that have hampered its ability to take full advantage of its offshore fleet. As those chokepoints get worked out over the next few years, we believe that the 6,000 DWT vessels in our fifth newbuild program will have a competitive advantage over 3,000 DWT vessels, which dominate Pebrobras’ fleet today.

Mexico

The primary customer in the Mexican market is the state-owned oil company, PEMEX. Production from the Cantarell field, which according to the EIA is PEMEX’s largest offshore oilfield, has declined from approximately 2.14 million barrels per day to 500,000 barrels per day. In 2010, 54% of Mexico’s total crude oil production came from the Cantarell field and the Ku-Maloob-Zaap field, both of which are located in the Bay of Campeche. In its July 2011 Outlook, PEMEX highlighted that 60% of its prospective resources, or 29.5 billion barrels of oil equivalent, are in the deepwater Gulf of Mexico. However, in order to develop this resource, PEMEX will likely need to tap the expertise of non-Mexican international oil companies. Under Article 27 of the Mexican constitution, private persons or companies (other than the state-owned PEMEX) are not allowed to explore for petroleum, and solid, liquid, or gaseous hydrocarbons. As a result, while we believe that Mexico could develop into a large market for deepwater activity, we do not expect this to occur until the Mexican government has found a solution to their constitutional constraints. We believe that this situation may be improved by the election of President Peña Nieto in July 2012, who campaigned on constitutional reform to reinvigorate the Mexican oil industry. Currently, there are five floating rigs and 34 jack-up rigs drilling offshore Mexico. PEMEX has announced plans to add three more high-spec jack-up rigs during the remainder of 2013. We began working in Mexico in 2002 and currently have six vessels working there under long-term contracts. We will continue to actively bid additional vessels into Mexico as tenders are issued by PEMEX.

Market conditions. As of April 30, 2013, we had 54% of our new generation OSV vessel-days contracted for the remainder of 2013. Our forward OSV contract coverage for the fiscal year ending December 31, 2014 currently stands at 24%. Included within our new generation contract coverage are five vessels on long-term charters with the United States government in defense capacities. With the $85 billion sequestration that went into effect March 1, 2013, it is possible that these contracts could be impacted. Our MPSV contract coverage has also increased as a result of the improving market conditions in the GoM. On the strength of long-term contracts awarded to two of our MPSVs during 2011 and recent spot market activity, MPSV contract coverage for 2013 and 2014 is currently 77% and 31%, respectively.

A sustained market recovery will depend upon several factors outside of our control including 1) the ability of operators and drilling contractors to comply with the new regulatory requirements; 2) the pace at which regulators approve plans and permit applications required by operators to drill; 3) the content of additional as yet unpromulgated rules that are expected to be issued; 4) the outcome of pending litigation brought by environmental groups challenging recent exploration plans approved by the DOI and 5) general economic conditions. In addition, there are currently 62 high-spec, Jones Act-qualified vessels under construction in U.S. shipyards that will deliver through 2015. Twenty-four of such vessels are being constructed by the Company.

All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for five foreign-flagged new generation OSVs, two foreign-flagged well stimulation vessels and two foreign-flagged MPSVs. As of March 31, 2013, our 50 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	29
Other U.S. coastlines (1)	5

34

Foreign
Brazil	8
Mexico	10
Middle East	2

20

Total Upstream Vessels (2)	54

(1)	Includes five vessels that are currently supporting the military.
(2)	Excluded from this table is one of our new generation OSVs and one conventional OSV that were stacked as of March 31, 2013. We expect the remaining new generation OSV that is stacked to be re-activated during the second quarter of 2013. During April 2013, we sold one of our six 220 class DP-1 new generations OSVs.

Our Downstream Segment

As of March 31, 2013, our Downstream fleet was comprised of nine double-hulled tank barges and 14 ocean-going tugs, five of which are older, lower-horsepower tugs that are stacked. Although Downstream results have improved from the prior year, recent dayrates are still below the Downstream dayrates that existed from 2006 to 2008. Downstream vessel demand has increased as a result of transportation needs related to the Eagle Ford and Bakken shale trends and we believe these developments, along with the overall improvement of the U.S. economy, will continue to have a positive impact on our Downstream vessels operating in the GoM and in the Northeast. With the ongoing expansion of our Upstream fleet, we expect our Downstream segment to continue to represent a much smaller portion of our consolidated operating results compared to historical trends.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The tables below set forth, by segment, the average dayrates, utilization rates and effective dayrates for our vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs and tank barges generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, living quarters and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

	Three Months Ended March 31,
	2013	2012
Upstream:
New Generation Offshore Supply Vessels:
Average number of new generation OSVs (1)	51.0	51.0
Average number of active new generation OSVs (2)	50.0	46.8
Average new generation OSV fleet capacity (DWT)	128,190	128,190
Average new generation vessel capacity (DWT)	2,514	2,514
Average new generation OSV utilization rate (3)	86.7%	81.1%
Average new generation OSV dayrate (4)	$25,142	$22,419
Effective dayrate (5)	$21,798	$18,182
Downstream:
Double-hulled tank barges:
Average number of tank barges (6)	9.0	9.0
Average fleet capacity (barrels)	884,621	884,621
Average barge capacity (barrels)	98,291	98,291
Average utilization rate (3)	95.7%	85.4%
Average dayrate (7)	$19,338	$17,271
Effective dayrate (5)	$18,506	$14,749

(1)	We owned 51 new generation OSVs as of March 31, 2013. Excluded from this data is one stacked conventional OSV that we consider to be a non-core asset. Also excluded from this data are four MPSVs owned and operated by the Company.
(2)	In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2010 and 2011. Based on improved market conditions, we had re-activated all but one of our stacked new generation OSVs as of March 31, 2013. We expect to re-activate the remaining stacked new generation OSV during the second quarter of 2013. Active new generation OSVs represent vessels that are immediately available for service during each respective period.
(3)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.
(4)	Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.
(5)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(6)	Other operating data for tugs and tank barges reflects our active Downstream fleet of nine double-hulled barges and nine ocean-going tugs. We also own five older, lower-horsepower tugs, which we consider to be non-core assets and are marketed for sale. Two of the five stacked tugs were sold in April 2013.
(7)	Average dayrates represent average revenue per day, including time charters, brokerage revenue, revenues generated on a per-barrel-transported basis, demurrage, shipdocking and fuel surcharge revenue, based on the number of days during the period that the tank barges generated revenue. For purposes of brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost paid by customers of in-chartering third-party equipment.

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

The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2013 and 2012, respectively (in thousands).

	Three Months Ended March 31,
	2013	2012
Components of EBITDA:
Net income	$6,159	$6,307
Interest expense, net
Debt obligations	13,722	13,932
Interest income	(577)	(553)

Total interest, net	13,145	13,379

Income tax expense	3,676	3,873
Depreciation	15,310	15,082
Amortization	7,556	5,917

EBITDA	$45,846	$44,558

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2013 and 2012, respectively (in thousands).

	Three Months Ended March 31,
	2013	2012
EBITDA Reconciliation to GAAP:
EBITDA	$45,846	$44,558
Cash paid for deferred drydocking charges	(7,434)	(8,159)
Cash paid for interest	(14,265)	(14,756)
Cash paid for taxes	(553)	(532)
Changes in working capital	(10,857)	(2,124)
Stock-based compensation expense	3,322	2,250
Loss on early extinguishment of debt	24,319	5,193
Changes in other, net	(141)	6

Net cash flows provided by operating activities	$40,237	$26,436

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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2013 and 2012, respectively (in thousands).

Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2013	2012
Loss on early extinguishment of debt	$24,319	$5,193
Stock-based compensation expense	3,322	2,250
Interest income	577	553

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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2013 and 2012, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31		Increase (Decrease)
	2013	2012	$ Change	% Change
Revenues:
Upstream
Domestic	$93,657	$56,727	$36,930	65.1%
Foreign	38,869	51,166	(12,297)	(24.0)

	132,526	107,893	24,633	22.8

Downstream
Domestic	12,886	9,844	3,042	30.9
Foreign (1)	2,104	2,236	(132)	(5.9)

	14,990	12,080	2,910	24.1

	$147,516	$119,973	$27,543	23.0%

Operating expenses:
Upstream	$56,294	$52,127	$4,167	8.0%
Downstream	7,071	7,082	(11)	(0.2)

	$63,365	$59,209	$4,156	7.0%

Depreciation and amortization:
Upstream	$19,419	$17,197	$2,222	12.9%
Downstream	3,447	3,802	(355)	(9.3)

	$22,866	$20,999	$1,867	8.9%

General and administrative expenses:
Upstream	$12,934	$10,258	$2,676	26.1%
Downstream	945	868	77	8.9

	$13,879	$11,126	$2,753	24.7%

Gain on sale of assets:
Upstream	$—	$8	$(8)	(100.0)%
Downstream	—	—	—	—

	$—	$8	$(8)	(100.0)%

Operating income:
Upstream	$43,879	$28,319	$15,560	54.9%
Downstream	3,527	328	3,199	>100.0

	$47,406	$28,647	$18,759	65.5%

Loss on early extinguishment of debt	$24,319	$5,193	$19,126	>100.0%

Interest expense	$13,722	$13,932	$(210)	(1.5)%

Interest income	$577	$553	$24	4.3%

Income tax expense	$3,676	$3,873	$(197)	(5.1)%

Net income	$6,159	$6,307	$(148)	(2.3)%

(1)	Included are the amounts applicable to our Puerto Rico Downstream operations, even though Puerto Rico is considered a possession of the United States and the Jones Act applies to vessels operating in Puerto Rican waters.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues for the three months ended March 31, 2013 increased by $27.5 million, or 23.0%, to $147.5 million compared to the same period in 2012, primarily due to improved Upstream and Downstream market conditions. Our weighted-average active operating fleet for the three months ended March 31, 2013 increased to 72 vessels compared to 69 during the same period in 2012, entirely due to the reactivation of previously stacked Upstream vessels.

Revenues from our Upstream segment increased by $24.6 million, or 22.8%, to $132.5 million for the three months ended March 31, 2013 compared to $107.9 million for the same period in 2012. Our higher Upstream revenues primarily resulted from increased demand for our MPSVs and high-spec OSVs in the GoM. Revenue from our four-vessel MPSV fleet increased by $9.0 million, or 40%, compared to the same period in 2012. Our new generation OSV average dayrates were $25,142 for the first quarter of 2013 compared to $22,419 for the same period in 2012, an increase of $2,723, or 12.1%. Our new generation OSV utilization was 86.7% for the first quarter of 2013 compared to 81.1% for the same period in 2012. Our new generation OSV utilization for the first quarter of 2013 was favorably impacted by an increase in demand for our high-spec OSVs in the GoM. Domestic revenues for our Upstream segment increased $36.9 million from the year-ago quarter due to improved spot market activity in the GoM. Foreign revenues for our Upstream segment decreased $12.3 million, or 24.0%, primarily due to an average of five fewer vessels deployed to Foreign regions during the three months ended March 31, 2013 compared to the year-ago quarter. Foreign revenues, for the first quarter of 2013, comprised 29.4% of our total Upstream revenues compared to 47.5% for the year-ago quarter.

Revenues from our Downstream segment increased by $2.9 million, or 24.1%, to $15.0 million for the three months ended March 31, 2013 compared to the year-ago quarter. This revenue increase was largely due to improved market conditions in the GoM and the Northeast. Our double-hulled tank barge average dayrates were $19,338 for the three months ended March 31, 2013, an increase of $2,067, or 12.0%, from $17,271 for the same period in 2012. Our double-hulled tank barge utilization was 95.7% for the first quarter of 2013 compared to 85.4% for the first quarter of 2012. Effective, or utilization-adjusted, dayates for our double-hulled tank barges were $18,506 for the three months ended March 31, 2013, which was $3,757, or 25.5%, higher than the prior-year quarter effective dayrates.

Operating expenses. Operating expenses for the three months ended March 31, 2013 increased by $4.2 million, or 7.0%, to $63.4 million. This increase was primarily associated with the growth of our weighted-average active operating fleet by 3.2 vessels compared to the year-ago quarter, and to higher crew wages.

Operating expenses for our Upstream segment were $56.3 million, an increase of $4.2 million, or 8.1%, for the three months ended March 31, 2013 compared to $52.1 million for the same period in 2012. Operating expenses for our Upstream segment were driven higher by the April 2012 mariner wage increases and by an increase in the number of active vessels in our fleet during the three months ended March 31, 2013. This increase was partially offset by lower operating costs for four vessels that were mobilized to the GoM from Latin America during the second half of 2012. Aggregate cash operating expenses for our Upstream segment are projected to be in the range of $246.0 million to $256.0 million for the year ending December 31, 2013. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our vessels to or from international markets; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.

Operating expenses for our Downstream segment were $7.1 million for the three months ended March 31, 2013, which was flat compared to the same period in 2012.

Depreciation and Amortization. Depreciation and amortization was $1.9 million higher for the three months ended March 31, 2013 compared to the same period in 2012. This increase is primarily due to higher shipyard costs for vessel regulatory drydockings for our Upstream vessels. Depreciation and amortization expense is expected to increase from current levels as the vessels under our current newbuild and conversion programs are placed in-service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.

General and Administrative Expense. General and administrative expenses of $13.9 million, or 9.4% of revenues, increased by $2.8 million during the three months ended March 31, 2013 compared to same period in 2012. This increase in G&A expenses was primarily attributable to higher shoreside incentive compensation expense. Our general and administrative expenses are expected to be in the approximate annual range of $53 million to $55 million for the year ending December 31, 2013, commensurate with our pending fleet growth. However, we still expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.

Operating Income. Operating income increased by $18.8 million to $47.4 million during the three months ended March 31, 2013 compared to the same period in 2012 due to the reasons discussed above. Operating income as a percentage of revenues for our Upstream segment was 33.1% for the three months ended March 31, 2013 compared to 26.2% for the same period in 2012. Operating income as a percentage of revenues for our Downstream segment was 23.3% for the three months ended March 31, 2013 compared to 2.5% for the same period in 2012.

Loss on Early Extinguishment of Debt. On March 14, 2013, we commenced a cash tender offer for all of the $250.0 million in aggregate principal amount of our 8.000% senior notes due 2017. Senior notes totaling approximately $234.7 million, or 94% of such notes outstanding, were validly tendered during the designated tender period, which ended on March 27, 2013. The remaining $15.3 million of our 8.000% senior notes will be redeemed on May 13, 2013. During the first three months of 2013, we recorded a loss on early extinguishment of debt of approximately $24.3 million ($15.2 million after-tax or $0.42 per diluted share), which was comprised of the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. During the first quarter of 2012, we recorded a loss on early extinguishment of debt of approximately $5.2 million ($3.2 after-tax million or $0.09 per diluted share) related to the tender offer for our 2014 senior notes.

Interest Expense. Interest expense decreased $0.2 million during the three months ended March 31, 2013 compared to the same period in 2012. Higher capitalized interest associated with vessels under construction or conversion was the primary reason that our interest expense decreased from the prior-year quarter. During the first quarter of 2013, we capitalized interest of $6.0 million, or roughly 30% of our total interest costs compared to capitalized interest of $1.5 million, or roughly 10% of our total interest costs for the year-ago quarter. This net decrease in interest expense, due to capitalized interest, was primarily offset by the incurrence of an incremental $2.4 million of interest expense related to the issuances of additional senior notes in March 2012 and convertible senior notes in August 2012.

Interest Income. Interest income was $0.6 million during the three months ended March 31, 2013, which was in-line with the same period in 2012. Our average cash balance increased to $589.8 million for the three months ended March 31, 2013 compared to $370.2 million for the same period in 2012. The average interest rate earned on our invested cash balances was 0.4% and 0.5% during the three months ended March 31, 2013 and 2012, respectively. The increase in average cash balance was primarily due to our March 2013 bond refinancing, which resulted in incremental net cash proceeds of $190.5 million in the aggregate.

Income Tax Expense. Our effective tax rate was 37.4% and 38.0% for the three months ended March 31, 2013 and 2012, respectively. During the first quarter of 2013, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Income. Operating performance decreased by $0.1 million for reported net income of $6.2 million for the three months ended March 31, 2013. The lower net income for the first quarter of 2013 was primarily related to a $24.3 million pre-tax loss on early extinguishment of debt offset substantially by improved operating performance as discussed above.

Liquidity and Capital Resources

Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, obligations under our expanded fifth OSV newbuild program and our 200 class OSV retrofit program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2013.

We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our revolving credit facility will be more than sufficient to operate the Company and meet all of our near-term obligations, including milestone construction payments for both the contracted or approved vessels under our expanded fifth OSV newbuild program and our 200 class OSV retrofit program.

As of March 31, 2013, we had total cash and cash equivalents of $714.3 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of April 30, 2013. Excluding any cash requirements for potential new growth opportunities that may arise, our current cash on-hand and our internal cash flow projections indicate that our $300 million revolving credit facility should be sufficient to meet our liquidity needs for the foreseeable future. As of March 31, 2013, we had posted letters of credit for $0.9 million and had $299.1 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the intended uses of the facility are the construction or acquisition of assets that generate additional EBITDA and the potential repayment of existing long-term debt, if necessary.

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

Cash Flows

Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $40.2 million for the three months ended March 31, 2013 and $26.5 million for the same period in 2012. Operating cash flows for the first three months of 2013 were favorably affected by an increase in our weighted-average operating fleet and improved market conditions in both our Upstream and Downstream segments.

Investing Activities. Net cash used in investing activities was $96.0 million for the three months ended March 31, 2013 and $44.9 million for the same period in 2012. Cash utilized during the first three months of 2013 and 2012 primarily consisted of construction costs incurred for our fifth OSV newbuild program.

Financing Activities. Net cash provided by financing activities was $193.2 million for the three months ended March 31, 2013 compared to cash provided by financing activities of $113.8 million for the same period in 2012. Net cash provided by financing activities for the three months ended March 31, 2013 primarily resulted from the issuance of our 5.000% senior notes due 2021, or 2021 senior notes. These cash inflows were partially offset by the repurchase and retirement of approximately $234.7 million of our 8.000% senior notes due 2017. Net cash provided by financing activities for the three months ended March 31, 2012 primarily resulted from the issuance of our 5.875% senior notes due 2020 offset in part by the repayment of approximately $252.2 million of our 6.125% senior notes.

On March 14, 2013, we commenced a tender offer and solicitation of consents relating to the repurchase of our existing 2017 senior notes. The tender offer expired on April 10, 2013. On March 28, 2013, we completed the private placement of $450 million of 2021 senior notes, resulting in offering proceeds of approximately $442.4 million, net of estimated transaction costs. In connection with the tender offer and related consent solicitation, we used $252.7 million of such proceeds to repurchase approximately 94% of our outstanding $250.0 million aggregate principal amount of 2017 senior notes. The $15.3 million of remaining 2017 senior notes will be redeemed on May 13, 2013. The remaining net proceeds will be used for general corporate purposes, which may include retirement of other debt or funding of the acquisition, construction or retrofit of vessels. As a result of the repurchase of the 2017 senior notes during the first three months of 2013, we recorded a pre-tax loss on early extinguishment of debt of approximately $24.3 million ($15.2 million after-tax or $0.42 per diluted share). For the second quarter of 2013, we expect to record a loss on early extinguishment of debt of approximately $1.5 million ($0.9 million or $0.03 per diluted share after-tax) in connection with the redemption of the remaining 8.000% senior notes on May 13, 2013.

Contractual Obligations

Debt

As of March 31, 2013, we had total debt of $1,314.7 million, net of original issue discount of $75.7 million. Our debt, net of original issue discount, is comprised of $15.1 million of our 8.000% senior notes due 2017, or 2017 senior notes, $375.0 million of our 5.875% senior notes due 2020, or 2020 senior notes, $450.0 million of our 5.000% senior notes due 2021, or 2021 senior notes, $232.4 million of our 1.500% convertible senior notes due 2019, or 2019 convertible senior notes and $242.2 million of our 1.625% convertible senior notes due 2026, or 2026 convertible senior notes. The effective interest rate on the 2017 senior notes is 8.63% with semi-annual cash interest payments of $10.0 million due and payable each March 1 and September 1, commencing March 1, 2010. The effective interest rate on the 2020 senior notes is 6.08% with semi-annual cash interest payments of $11.0 million due and payable each April 1 and October 1. The effective interest rate on the 2021 senior notes is 5.21% with semi-annual cash interest payments of $11.3 million due and payable each March 1 and September 1. The $300.0 million, in face amount, of 2019 convertible senior notes bear interest at an annual coupon of 1.500% with semi-annual cash interest payments of $2.3 million due March 1 and September 1, beginning on March 1, 2013. The effective interest rate on such notes is 6.23%. The $250.0 million, in face amount, of 2026 convertible senior notes bear interest at an annual coupon of 1.625% with semi-annual cash interest payments of $2.0 million due May 15 and November 15, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. The effective interest rate on such notes is 6.36%. The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to each indenture under which the 2017 senior notes and 2020 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing the revolving credit facility, as amended. The applicable LIBOR margin for the amended revolving credit facility ranges from 200 to 300 basis points. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined leverage ratio. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes, our 2026 convertible senior notes, and our 2019 convertible senior notes, please refer to Note 3 of our consolidated financial statements included herein.

The credit agreement governing the revolving credit facility and the indentures governing our 2017 senior notes and 2020 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the three months ended March 31, 2013, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the quarter ended March 31, 2013, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments

The following table sets forth the amounts incurred for our newbuild and conversion programs, before construction period interest, during the three months ended March 31, 2013 and since each program’s inception, respectively, as well as the estimated total project costs for each of our current expansion programs (in millions):

	Three Months Ended March 31, 2013	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$82.6	$357.1	$1,240.0	2Q2013-4Q2016

(1)	Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitations, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild program represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction and delivery under our currently active program, respectively.

(2)	Our fifth OSV newbuild program consists of vessel construction contracts with two domestic shipyards to build four 300 class OSVs, six 310 class OSVs, ten 320 class OSVs and two 310 class MPSVs. In May 2013, we announced that our fifth OSV newbuild program was expanded to include two additional 310 class Jones Act-qualified MPSVs that are expected to be contracted with a third domestic shipyard. Delivery of the vessels to be constructed under this program is expected to occur on various dates during 2013 through 2016. We expect to own and operate 55, 68 and 70 new generation OSVs as of December 31, 2013, 2014, and 2015, respectively. These vessel additions result in a projected average new generation OSV fleet complement of 51.5, 62.0, and 69.9 vessels for the fiscal years 2013, 2014, and 2015, respectively. The Company expects to own and operate four, four, six and eight MPSVs as of December 31, 2013, 2014, 2015 and 2016 respectively. These vessel additions result in a projected average MPSV fleet complement of 4.0, 4.0, 4.8 and 6.8 vessels for the fiscal years 2013, 2014, 2015 and 2016, respectively.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance and other capital expenditures for the three months ended March 31, 2013 and 2012, and a forecast for fiscal 2013 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2013
	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$7.4	$8.2	$52.2
Other vessel capital improvements (2)	2.6	5.2	9.4

	10.0	13.4	61.6

Other Capital Expenditures
200 class OSV retrofit program (3)	4.2	—	47.8
Commercial-related vessel improvements (4)	0.1	0.6	16.4
Miscellaneous non-vessel additions (5)	0.5	0.5	4.5

	4.8	1.1	68.7

Total	$14.8	$14.5	$130.3

(1)	Deferred drydocking charges for 2013 include the projected recertification costs for 21 OSVs, two MPSVs, five tank barges and four tugs.
(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.
(3)	Our 200 class OSV retrofit program consists of a vessel construction contract with a domestic shipyard to upgrade and stretch six of our Super 200 class DP-1 OSVs converting them into 240 class DP-2 OSVs. The estimated total project costs for such program, which commenced in December 2012 and is expected to be completed in December 2013, is $50.0 million. These vessel improvement costs are expected to result in higher dayrates charged to customers.
(4)	Commercial-related vessel improvements include items, such as cranes, ROVs, living quarters, vapor recovery systems and other specialized vessel equipment which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.
(5)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM; the Company’s inability to successfully complete its fifth OSV newbuild program and its 200 class OSV retrofit program on-time and on-budget, which involves the construction, conversion and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements, including any such laws or regulations that may yet arise as a result of the Deepwater Horizon incident or the resulting drilling moratoria and regulatory reforms, as well as the outcome of pending litigation brought by environmental groups challenging exploration plans approved by the Department of Interior; less than anticipated success in marketing and operating the Company’s MPSVs; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; renewed weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; the impact of planned sequester of federal spending pursuant to the Budget Control Act of 2011; industry risks; reductions in capital spending budgets by customers; a material reduction of Petrobras’ announced plans for or administrative barriers to exploration and production activities in Brazil; sustained declines in oil and natural gas prices; further increases in operating costs, such as mariner wage increases; the inability to accurately predict vessel utilization levels and dayrates; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure demand in the GoM and other markets; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, including vessel personnel for active, unstacked and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents or pollution incidents resulting in lost revenue or expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of our Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, which is www.hornbeckoffshore.com.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 1A—Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Mine Safety Disclosures

None.

Item 5—Other Information

Glossary of Terms

Currently used in our SEC Filings

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

“cabotage laws” means laws pertaining to the privilege of operating vessels in the navigable waters of a nation;

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

“GAAP” means United States generally accepted accounting principles;

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

“Jones Act” means the U.S. cabotage laws known as the Shipping Act of 1916 and the Merchant Marine Act of 1920, as amended;

“Jones Act-qualified” means, when referring to a vessel, a U.S.-flagged vessel qualified to engage in domestic coastwise trade under the Jones Act;

“long-term contract” means a time charter of one year or longer in duration;

“Macondo” means the well site location in the deepwater GoM where the Deepwater Horizon incident occurred, as well as, where applicable, such incident itself;

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

“TTB” means ocean-going tugs and tank barges; and

“ultra-deepwater” means offshore areas, generally more than 5,000’ in depth.

Item 6—Exhibits

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 dated September 19, 2003, Registration
No. 333-108943).

3.3	—	Fourth Restated Bylaws of the Company adopted June 30, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

3.4	—	Amendment No. 1 to Fourth Restated Bylaws of the Company adopted June 21, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 27, 2012).

4.1	—	Specimen stock certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated March 25, 2004, Registration No. 001-32108).

4.2	—	Rights Agreement dated as of June 18, 2003 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2003).

4.3	—	Amendment to Rights Agreement dated as of March 5, 2004 between the Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K for the period ended December 31, 2003).

4.4	—	Second Amendment to Rights Agreement dated as of September 3, 2004 by and between the Company and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed September 3, 2004, Registration No. 001-32108).

4.5	—	Indenture dated as of November 23, 2004 between the Company, the guarantors named therein and Wells Fargo Bank, National Association (as Trustee), (including form of 6.125% Series B Senior Note due 2014 ) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2004).

4.6	—	Indenture dated as of November 13, 2006 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2006).

Exhibit Number		Description of Exhibit
4.7	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.8	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.9	—	Confirmation of OTC Convertible Note Hedge dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.10	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.11	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and Bear, Stearns International Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.12	—	Confirmation of OTC Warrant Confirmation dated as of November 7, 2006 by and between Hornbeck Offshore Services, Inc. and AIG-FP Structured Finance (Cayman) Limited, as supplemented on November 9, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 13, 2006).

4.13	—	Indenture dated as of August 17, 2009 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 8% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2009).

4.14	—	Indenture, dated March 16, 2012 among Hornbeck Offshore Services, Inc., as issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of 5.875% Senior Notes due 2020) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 21, 2012).

4.15	—	First Supplemental Indenture, dated March 30, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.625% Convertible Senior Notes due 2026) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 4, 2012).

Exhibit Number		Description of Exhibit
4.16	—	First Supplemental Indenture, dated March 30, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 8.000% Senior Notes due 2017) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 4, 2012).

4.17	—	Indenture dated as of August 13, 2012 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.500% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.18	—	Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.19	—	Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.20	—	Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.21	—	Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.22	—	Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.23	—	Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.24	—	Confirmation of Base Warrant dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.25	—	Confirmation of Base Warrant dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

Exhibit Number		Description of Exhibit
4.26	—	Confirmation of Base Warrant dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.27	—	Confirmation of Additional Warrants dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.28	—	Confirmation of Additional Warrants dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.29	—	Confirmation of Additional Warrants dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.30	—	Second Supplemental Indenture with respect to the 8.000% Notes Indenture, dated March 27, 2013 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

4.31	—	Indenture governing the 5.000% Notes, dated March 28, 2013 among Hornbeck Offshore Services, Inc., as issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

4.32	—	Form of 5.000% Senior Notes due 2021 (included in Exhibit 4.31).

4.33	—	Exchange and Registration Rights Agreement, dated as of March 28, 2013, among Hornbeck Offshore Services, Inc., the guarantors party thereto and Barclays Capital Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.1	—	Employment Agreement dated effective January 1, 2013 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012).

10.2	—	Purchase Agreement dated March 14, 2013 by and among Hornbeck Offshore Services, Inc., Energy Services Puerto Rico, LLC, Hornbeck Offshore Operators, LLC, Hornbeck Offshore Services, LLC, Hornbeck Offshore Transportation, LLC, Hornbeck Offshore Trinidad & Tobago, LLC, HOS-IV, LLC and HOS Port, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2013).

Exhibit Number		Description of Exhibit
*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 10, 2013	/S/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer