Form 10-Q
period 2013-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2013-11-08
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2013 was 36,052,317.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$797,784	$576,678
Accounts receivable, net of allowance for doubtful accounts of $3,149 and $3,028, respectively	88,132	103,265
Deferred tax assets, net	51,602	28,720
Other current assets	16,390	21,560
Current assets from discontinued operations	90	1,286
Total current assets	953,998	731,509
Property, plant and equipment, net	2,000,890	1,643,623
Deferred charges, net	76,797	69,492
Other assets	12,605	13,277
Long-term assets from discontinued operations	818	173,830
Total assets	$3,045,108	$2,631,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,997	$48,286
Accrued interest	15,171	14,790
Accrued payroll and benefits	14,846	12,441
Deferred revenue	24,636	16,854
Current portion of long-term debt, net of original issue discount of $1,139 and $11,093, respectively	248,861	238,907
Other accrued liabilities	17,104	8,030
Current liabilities from discontinued operations	172	4,197
Total current liabilities	374,787	343,505
Long-term debt, net of original issue discount of $63,177 and $74,470, respectively	1,061,823	850,530
Deferred tax liabilities, net	334,070	270,478
Other liabilities	4,527	1,373
Total liabilities	1,775,207	1,465,886
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,048 and 35,479 shares issued and outstanding, respectively	360	355
Additional paid-in-capital	720,874	705,658
Retained earnings	549,243	460,090
Accumulated other comprehensive loss	(576)	(258)
Total stockholders’ equity	1,269,901	1,165,845
Total liabilities and stockholders’ equity	$3,045,108	$2,631,731

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues	$132,915	$115,087	$403,252	$344,678
Costs and expenses:
Operating expenses	59,180	59,922	174,175	168,250
Depreciation	13,854	13,000	40,498	39,005
Amortization	8,582	5,289	22,265	15,287
General and administrative expenses	14,114	12,191	40,433	33,750
	95,730	90,402	277,371	256,292
Gain (loss) on sale of assets	3	(357)	1,572	(360)
Operating income	37,188	24,328	127,453	88,026
Other income (expense):
Loss on early extinguishment of debt	—	—	(25,776)	(6,048)
Interest income	681	524	1,926	1,538
Interest expense	(11,708)	(14,697)	(38,672)	(42,971)
Other income (expense), net	(137)	(8)	(153)	323
	(11,164)	(14,181)	(62,675)	(47,158)
Income before income taxes	26,024	10,147	64,778	40,868
Income tax expense	8,228	3,970	22,787	15,596
Income from continuing operations	17,796	6,177	41,991	25,272
Income from discontinued operations, net of tax	41,368	1,224	47,162	450
Net income	$59,164	$7,401	$89,153	$25,722
Earnings per share:
Basic earnings per common share from continuing operations	$0.49	$0.18	$1.17	$0.72
Basic earnings per common share from discontinued operations	1.15	0.03	1.32	0.01
Basic earnings per common share	$1.64	$0.21	$2.49	$0.73
Diluted earnings per common share from continuing operations	$0.49	$0.17	$1.15	$0.70
Diluted earnings per common share from discontinued operations	1.12	0.03	1.29	0.01
Diluted earnings per common share	$1.61	$0.20	$2.44	$0.71
Weighted average basic shares outstanding	36,038	35,384	35,841	35,276
Weighted average diluted shares outstanding	36,663	36,130	36,511	36,063

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$59,164	$7,401	$89,153	$25,722
Other comprehensive income, net of tax:
Foreign currency translation income (loss)	5	(59)	(318)	(156)
Total comprehensive income	$59,169	$7,342	$88,835	$25,566

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$41,991	$25,272
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	40,498	39,005
Amortization	22,265	15,287
Stock-based compensation expense	9,603	8,102
Loss on early extinguishment of debt	25,776	6,048
Provision for bad debts	121	1,657
Deferred tax expense	15,285	15,236
Amortization of deferred financing costs	14,134	11,962
(Gain) loss on sale of assets	(1,572)	360
Changes in operating assets and liabilities:
Accounts receivable	15,433	(10,765)
Other receivables and current assets	7,465	(318)
Deferred drydocking charges	(25,444)	(27,705)
Accounts payable	(11,114)	8,853
Accrued liabilities and other liabilities	13,113	(1,391)
Accrued interest	382	7,151
Net cash provided by operating activities	167,936	98,754
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	(344,909)	(149,625)
Net proceeds from sale of assets	16,118	3,002
Vessel capital expenditures	(46,372)	(13,054)
Non-vessel capital expenditures	(3,459)	(2,601)
Net cash used in investing activities	(378,622)	(162,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	5,127	—
Repayment of senior notes	(250,000)	(300,000)
Proceeds from the issuance of senior notes	450,000	375,000
Premium on the retirement of debt	(17,658)	(3,692)
Payments for public offering of common stock	—	(180)
Purchase of hedge on convertible senior notes	—	(73,032)
Sale of common stock warrants	—	48,237
Proceeds from the issuance of convertible senior notes	—	300,000
Deferred financing costs	(7,771)	(16,451)
Net cash proceeds from other shares issued	7,840	2,579
Net cash provided by financing activities	187,538	332,461
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	15,996	9,682
Net cash provided by (used in) investing activities	228,576	(1,698)
Net cash provided by discontinued operations	244,572	7,984
Effects of exchange rate changes on cash	(318)	(156)
Net increase in cash and cash equivalents	221,106	276,765
Cash and cash equivalents at beginning of period	576,678	356,849
Cash and cash equivalents at end of period	$797,784	$633,614
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$40,216	$28,755
Cash paid for income taxes	$3,319	$964

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2012. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications have been made to prior period results to conform to current year presentation. The most significant of these reclassifications are associated with the Company's discontinued operations. As discussed further in Note 6, the Company sold substantially all of its Downstream assets in August 2013.
The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Earnings Per Share
Basic earnings per common share was calculated by dividing income from continuing operations and income from discontinued operations by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing income from continuing operations and income from discontinued operations by the weighted average number of common shares outstanding during the year plus the effect of dilutive stock options and restricted stock unit awards. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the Company’s earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations (1)	$17,796	$6,177	$41,991	$25,272
Income from discontinued operations, net of tax (2)	41,368	1,224	47,162	450
Net income	$59,164	$7,401	$89,153	$25,722
Weighted average number of shares of common stock outstanding	36,038	35,384	35,841	35,276
Add: Net effect of dilutive stock options and unvested restricted stock (3)(4)(5)	625	746	670	787
Weighted average number of dilutive shares of common stock outstanding	36,663	36,130	36,511	36,063
Earnings per common share:
Basic earnings per common share from continuing operations	$0.49	$0.18	$1.17	$0.72
Basic earnings per common share from discontinued operations	1.15	0.03	1.32	0.01
Basic earnings per common share	$1.64	$0.21	$2.49	$0.73
Diluted earnings per common share from continuing operations	$0.49	$0.17	$1.15	$0.70
Diluted earnings per common share from discontinued operations	1.12	0.03	1.29	0.01
Diluted earnings per common share	$1.61	$0.20	$2.44	$0.71

(1)
Income from continuing operations for the nine months ended September 30, 2013 includes a loss on early extinguishment of debt of $25.8 million. Income from continuing operations for the nine months ended September 30, 2012 includes a loss on early extinguishment of debt of $6.0 million. See Note 3 for further information regarding the Company’s debt.

(2)	On August 29, 2013, the Company closed the sale of its Downstream segment. See Note 6 for further discussion of this transaction.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)
For the three and nine months ended September 30, 2013 and 2012, the Company had no anti-dilutive stock options. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(4)
As of September 30, 2013 and 2012 and for the periods then ended, the 2019 convertible senior notes and 2026 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes.

(5)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 4 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

3. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	September 30, 2013	December 31, 2012
8.000% senior notes due 2017, net of original issue discount of $4,771	$—	$245,229
5.875% senior notes due 2020	375,000	375,000
5.000% senior notes due 2021	450,000	—
1.500% convertible senior notes due 2019, net of original issue discount of $63,177 and $69,699	236,823	230,301
1.625% convertible senior notes due 2026, net of original issue discount of $1,139 and $11,093 (1)	248,861	238,907
Revolving credit facility due 2016	—	—
	1,310,684	1,089,437
Less current maturities	(248,861)	(238,907)
	$1,061,823	$850,530

(1)
The 2026 convertible senior notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013. However, a portion of the proceeds from the Company’s 2019 convertible senior notes issued in August 2012 are expected to be used to retire all of the outstanding 2026 convertible senior notes in November 2013.

The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
1.625% convertible senior notes due 2026 (1)	2,000	May 15 and November 15

(1)
The 2026 convertible senior notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375% beginning on November 15, 2013. However, a portion of the proceeds from the Company’s 2019 convertible senior notes issued in August 2012 are expected to be used to retire all of the outstanding 2026 convertible senior notes in November 2013.

On March 14, 2013, the Company commenced a cash tender offer for all of the outstanding $250.0 million aggregate principal amount of its 2017 senior notes. Senior notes totaling approximately 94% of the 2017 senior notes outstanding, were validly tendered during the designated tender period and were repurchased at 107.12% of par on March 28, 2013. The remaining 2017 senior notes were redeemed at 106.20% of par on May 13, 2013. A loss on early extinguishment of debt for the 2017 senior notes of approximately $24.3 million was recorded during the first quarter of 2013, which includes the tender offer costs, an allocable portion of the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. A loss on early extinguishment of debt of approximately $1.5 million was recorded during the second quarter of 2013 for those costs allocable to the 2017 senior notes redeemed on May 13, 2013.
On March 14, 2013, the Company issued $450.0 million in aggregate principal amount of 2021 senior notes. The net proceeds to the Company from the offering were approximately $442.4 million, net of estimated transaction costs. The Company used $252.7 million of such proceeds to repurchase approximately 94% of the outstanding 2017 senior notes pursuant to its tender offer noted above. The Company used approximately $16.6 million of proceeds on May 13, 2013 to redeem the remaining 6% of the outstanding 2017 senior notes pursuant to the redemption noted above. The remaining proceeds are available for general corporate

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

purposes, which may include funding for the acquisition, construction or retrofit of vessels. The 2021 senior notes mature on March 1, 2021 and require semi-annual interest payments of $11.3 million due and payable each March 1 and September 1 of each year until maturity, commencing September 1, 2013. The effective interest rate on the new senior notes is 5.21%. No principal payments are due until maturity.
Pursuant to a registered exchange offer, the 2021 senior notes issued in March 2013 that were initially sold pursuant to private placements were exchanged by the holders for 2021 senior notes with substantially the same terms, except that the issuance of the 2021 senior notes in the exchange offer was registered under the Securities Act of 1933, as amended, or the Securities Act. The original 2021 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2013 indenture. Holders of the 2021 senior notes are entitled to certain registration rights as set forth in an exchange and registration rights agreement dated as of March 28, 2013.
The 2021 senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The 2021 senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in the Securities and Exchange Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the 2021 senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability, or the ability of any guarantor, to obtain funds from its subsidiaries by such means as a dividend or loan.
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
On September 13, 2013, the Company issued a notice of redemption for all of the outstanding $250 million aggregate principal amount of its 2026 convertible senior notes. The Company has elected to redeem the 2026 notes on November 15, 2013, or the Redemption Date, at a redemption price of 100% of the principal amount thereof and accrued and unpaid interest to, but excluding, the Redemption Date. Holders may convert the 2026 notes at any time prior to the close of business on November 12, 2013, at a conversion rate of 20.6260 shares of the Company's common stock per $1,000 principal amount of 2026 notes, which equates to a conversion price of $48.48 per share, with a related Observation Period (as defined in the Indenture governing the 2026 notes) of October 8, 2013 through November 11, 2013. For those holders that elect to convert their 2026 notes in connection with the redemption, the Company will satisfy its conversion obligations to holders by paying cash equal to the aggregate principal amount of the 2026 notes converted and delivering shares of common stock in settlement of any and all conversion obligations in excess of the principal amount (provided that the Company will pay cash in lieu of issuing fractional shares). For those holders that elect to convert their 2026 notes, the counterparties to the previously disclosed convertible note hedge transactions entered into in 2006 concurrently with the pricing of the 2026 notes will deliver common stock that will reduce or prevent equity dilution that would otherwise result from the conversion. The Company expects to meet any cash payment obligations related to the redemption or conversion with cash currently on-hand.
In addition to the convertible note hedge transactions entered into in 2006, the Company entered into separate warrant transactions, or warrants, whereby it sold to the counterparties warrants to acquire, subject to customary anti-dilution adjustments, approximately 4.5 million shares of the Company's common stock at a strike price equal to $62.59 per share of common stock. On exercise of the warrants, the Company has the option to deliver cash or shares of its common stock equal to the difference between the then-market price and strike price per share of common stock. The warrants expire in a series of tranches beginning February 13, 2014 through the 30th trading day thereafter.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
As of September 30, 2013, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.9 million posted as letters of credit. As of September 30, 2013, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, 2019 convertible senior notes and 2026 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,375.0 million, $1,310.7 million and $1,493.2 million, respectively, as of September 30, 2013. Given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy.
Capitalized Interest
During the three and nine months ended September 30, 2013, the Company capitalized approximately $8.8 million and $22.2 million respectively, of interest costs related to the construction of vessels. During the three and nine months ended September 30, 2012, the Company capitalized approximately $2.9 million and $6.4 million respectively, of interest costs related to the construction of vessels.
4. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors.
During the nine months ended September 30, 2013, the Company granted cash-settled phantom restricted stock units, time-based restricted stock units and performance-based restricted stock units. Time-based restricted stock units were granted to executive officers and directors of the Company. Cash-settled phantom restricted stock units were granted to certain shoreside employees of the Company. Performance-based restricted stock units were granted to executive officers of the Company. The shares to be received under the performance-based restricted stock units are calculated based on the Company’s performance compared to three pre-determined criteria, as defined by the restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 100% of the Company’s awards depending on the Company’s performance. During the nine months ended September 30, 2013, the Company granted 201,745 time-based and performance-based restricted stock units and 21,490 cash-settled phantom restricted stock units.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense related to 2013 restricted stock unit grants is recognized over the three-year service period. The fair value of the Company’s performance-based restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and cash-settled phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2013, the Company granted performance-based and time-based restricted stock units in 2010, 2011 and 2012. During the nine months ended September 30, 2013, the Company issued 569,472 shares, in the aggregate, of stock due to: 1) employees exercising previously vested stock options, 2) vestings of restricted stock units and 3) employee purchases under the Company’s Employee Stock Purchase Plan.
The stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income before taxes	$3,185	$3,729	$9,629	$8,164
Net income	$2,066	$2,278	$6,164	$5,045
Earnings per common share:
Basic earnings per common share	$0.06	$0.06	$0.17	$0.14
Diluted earnings per common share	$0.06	$0.06	$0.17	$0.14
5. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. This program now consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, six 310 class OSVs, ten 320 class OSVs and four 310 class MPSVs. As of October 31, 2013, the Company has placed two vessels in-service under its fifth newbuild program. The 22 remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: three more in 2013, 13 in 2014, four in 2015 and two in 2016. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,240.0 million. As of September 30, 2013, the Company had incurred construction costs of approximately $603.4 million, or 48.7%, since the inception of its fifth OSV newbuild program.
200 Class OSV Retrofit Program
In September 2012, the Company awarded a contract for the upgrading and stretching of six of the Company’s Super 200 class DP-1 OSVs, converting them into 240 class DP-2 OSVs. The project costs for these discretionary vessel modifications are expected to be approximately $50.0 million, in the aggregate ($8.3 million each), and the Company expects to incur approximately 799 vessel-days of aggregate commercial downtime for the six vessels (roughly 133 vessel-days each). Two vessels each were re-delivered to the Company in May and September 2013 and the current schedule projects re-deliveries of the last two vessels in December 2013. As of September 30, 2013, the Company had incurred construction costs of approximately $39.9 million, or 80%, since the inception of its 200 class OSV retrofit program.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies
In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position, results of operations, or cash flows. The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. The Company provides reserves for any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending claims and revise its estimates. Although revisions to such estimates historically have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.
During 2010 and 2011, the Company mobilized 12 vessels, in the aggregate, to Brazil to operate under long-term contracts for Petrobras. These vessel charters with Petrobras include limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $4.0 million. The Company disagrees with this assessment and has challenged it in Brazilian legal proceedings initiated by the Company against Petrobras. While the Company cannot currently estimate the amounts or timing of the resolution of these matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations. In addition, Petrobras and the Company had a dispute concerning late delivery of the vessels to Petrobras, for which Petrobras had notified the Company of its intention to assert late delivery penalties. The Company, in turn, asserted claims against Petrobras for its contributory actions related to the vessels' late deliveries. During the third quarter, the Company and Petrobras resolved these claims, whereby Petrobras agreed to pay the Company approximately $0.7 million.
During 2012, an Upstream customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code. Pre-petition receivables from ATP were $4.8 million, of which the Company has recorded $0.9 million in reserves. While the Company believes that the net receivables are collectible, it will continue to monitor the proceedings, which may result in actual collections that may differ materially from the current estimate.
6. Discontinued Operations
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately of $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. The historical results for the Downstream segment and the gain on the sale thereof have been presented as discontinued operations for all periods in the accompanying condensed consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of the Downstream segment from discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$11,383	$12,852	$42,885	$34,879
Gain on sale of assets	60,046	624	60,076	624
Operating Income	65,181	1,964	74,485	732
Income from discontinued operations, net of tax	41,368	1,224	47,162	450
As of September 30, 2013 and December 31, 2012, the aggregate components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

	As of	As of
	September 30, 2013	December 31, 2012
Assets:
Other current assets	$90	$1,286
Total current assets	90	1,286
Property, plant and equipment, net	818	168,487
Deferred charges, net	—	5,343
Total assets	$908	$175,116
Liabilities:
Accrued payroll and benefits	34	1,307
Deferred revenue	—	2,571
Other accrued liabilities	138	319
Total liabilities	$172	$4,197
At the closing of the sale, the Company entered into transition service agreements with Genesis to facilitate the transition of the sale of the business, including ship management agreements and a crew management agreement, pursuant to which the Company provides services related to the operation and management of the vessels as well as supplying some of the marine crews for those vessels during the transition period. The Company has been notified by Genesis of its intention to terminate the agreements upon completion of the transition of time charters that were in effect at the time of the closing.

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
Due to the sale of substantially all of the assets and business of our Downstream segment, the financial statements, included herein, primarily represent the results of our Upstream vessels. Unless otherwise indicated, all financial or operational data relates to our continuing operations, excluding our Downstream segment, which was sold in August 2013. The historical results for the Downstream segment and the gain on the sale thereof are presented as discontinued operations for all periods.
General
The OSV market is expanding globally. Generally, offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for high-spec OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 99 floating rigs under construction or on order on November 1, 2013 and, as of that date, there were options outstanding to build 35 additional floating rigs. In addition, on that date, there were 125 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 44 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required per rig is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally, more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.

Presently, our oilfield service operations are conducted in three primary geographic regions comprised of the GoM, Brazil and Mexico. Descriptions of these three regions are included below.
Gulf of Mexico
The GoM continues to be considered a world-class basin by exploration and production companies. In its Annual Energy Outlook 2013, the EIA estimated that the GoM contains 45 billion barrels of recoverable oil equivalent. According to IHS-Petrodata as of November 1, 2013, the number of floating rigs available in the GoM region is currently 43 which has increased from the pre-Macondo level of 34, because the 10 floaters that left the region and the four floaters that have been stacked or are currently being rebuilt have since been replaced by 23 vessels arriving in the region. Of the 43 rigs available in the GoM, 34 were actively drilling as of November 1, 2013. We expect at least two additional deepwater drilling units to arrive in the GoM during 2013 and 14 additional units to begin work in 2014. The rate and consistency of deepwater drilling permit approvals has improved significantly over 2011 levels. While the period of time required for BSEE to review, approve and issue drilling permits is generally longer than historical norms, our customers have indicated that the permitting process has become more repeatable and predictable.
Improvements in dayrates for our high-spec Upstream vessels continued throughout the third quarter of 2013. Leading-edge spot market OSV dayrates in the GoM for our 240 and 265 class DP-2 equipment were in the $38,000 to $45,000 range. Whether these rates can be sustained at desired levels of utilization will depend on, among other things, the future rig-count, and the pace of permitting in the GoM and the number of new vessels delivered into the GoM market from domestic shipyards or foreign markets. The Company anticipates delivery of 9 additional Jones Act-qualified DP-2 vessels from U.S. shipyards, including three being constructed by the Company during the remainder of 2013. This impact is expected to be mitigated with the announced mobilization of new drilling rigs to the GoM in the fourth quarter of 2013 and into 2014. Fleetwide effective, or utilization-adjusted, dayrates for our new generation OSVs increased $3,157, or roughly 17%, from $19,072 for the year-ago quarter to $22,229 for the third quarter of 2013. As of October 31, 2013, we have placed two vessels in-service under our ongoing 24-vessel newbuild program and we plan to take delivery of three additional newbuild vessels by the end of 2013. We expect that our DP-1 vessels will experience continued volatility as our deepwater customers continue their bias towards using only DP-2 vessels in deepwater operations. We have converted four DP-1 vessels into 240 class DP-2 vessels under our 200 class OSV retrofit program during 2013. Two additional vessels are undergoing shipyard conversion and the delivery of these vessels is expected in December 2013.
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
Mexico
The primary customer in the Mexican market is the state-owned oil company, PEMEX. Production from the Cantarell field, which according to the EIA is PEMEX’s largest offshore oilfield, has declined to 500,000 barrels per day from approximately 2.1 million barrels per day at its peak. In 2011, 75% of Mexico’s total crude oil production came from offshore fields located in the Bay of Campeche, including the Cantarell field and the Ku-Maloob-Zaap field. In its July 2011 Outlook, PEMEX highlighted that 49% of its prospective resources, or 26.6 billion barrels of oil equivalent, are in the deepwater Gulf of Mexico. However, in order to develop this resource, PEMEX will likely need to tap the expertise of non-Mexican international oil companies. Under Article 27 of the Mexican constitution, private persons or companies (other than the state-owned PEMEX) are not allowed to explore for petroleum, and solid, liquid, or gaseous hydrocarbons. As a result, while we believe that Mexico could develop into a large market for deepwater activity, we do not expect this to occur until the Mexican government has found a solution to their constitutional constraints. We believe that this situation may be improved by the July 2012 election of President Peña Nieto, who campaigned on constitutional reform to reinvigorate the Mexican oil industry. Recently, President Nieto placed legislative reform before the Mexican congress, proposing profit-sharing contracts with international oil companies that would end PEMEX's total control of the sector. We expect this reform to provide additional demand drivers in the near term. Currently, there are five floating rigs and 41 jack-up rigs drilling offshore Mexico. PEMEX has announced plans to add another floating rig and four more high-spec jack-up rigs during the remainder of 2013. We began working in Mexico in 2002 and currently have seven vessels working there under long-term contracts. We will continue to actively bid additional vessels into Mexico as tenders are issued by PEMEX.
In October 2013, the United States Senate passed a bill that would implement the United States-Mexico Transboundary Hydrocarbons Agreement. The agreement would establish rules for developing oil and gas resources along the United States' maritime border with Mexico and could help create additional resource opportunities for United States oil companies in the Gulf of Mexico. Before this bill becomes effective it must be reconciled with an earlier version passed by the House of Representatives and, if successfully reconciled, then signed by the President.
Brazil
Brazil is experiencing an increase in activity related to its large deepwater and pre-salt oilfield basins. This increase in activity is driven primarily by the state-owned oil company, Petroleo Brasileiro S.A., or Petrobras, and other producers, including BP p.l.c., Chevron Corporation, Exxon Mobil Corporation and Royal Dutch Shell plc. Petrobras has publicly announced plans to spend approximately $148 billion on exploration and production activities from 2013 through 2017 and has stated that its offshore supply vessel needs could increase from approximately 290 in 2010 to nearly 480 in 2015. Brazilian operators do not plan to add any new floating rigs by the end of 2013.
Since 2011, we have decreased our presence in Brazil from as many as 14 vessels to four vessels currently working under long-term contracts for Petrobras. We have remobilized to the GoM ten of our OSVs at the conclusion of their contracts. Current high operating costs as well as regulatory complexity and bureaucratic inefficiency are impacting our ability to generate operating margins in Brazil that are commensurate with those we are and have historically generated in the GoM. Moreover, Petrobras is the single largest consumer of our services in Brazil. As is typical with large state-owned national oil companies, contracts with Petrobras are onerous and contain multiple provisions that allow Petrobras to impose penalties and deduct payments for performance issues even if we disagree with the basis of those penalties or deductions. Petrobras has exercised these kinds of measures in our contracts and we expect that we will continue to confront similar issues with Petrobras going forward. In addition to regulatory complexity and the inherent difficulties associated with the Petrobras contracting regime, there is an acute shortage of mariners in Brazil, which we are required by law to employ on our vessels. This shortage is a significant contributor to escalating costs in Brazil and could present a barrier to our near-term growth in that market. Our long-term view in Brazil is that its preeminence as a deepwater drilling region will offer us significant opportunities, particularly as our newbuild vessels are delivered. Those vessels will have the large capacities necessary for remote and ultra-deepwater drilling regions, such as the pre-salt Brazilian market. We see Petrobras making significant investments intended to stem the logistical bottlenecks that have hampered its ability to take full advantage of its offshore fleet. As those chokepoints get worked out over the next few years, we believe that the 6,000 DWT vessels in our fifth OSV newbuild program will have a competitive advantage over 3,000 DWT vessels, which dominate Pebrobras’ fleet today.

Market conditions. As of November 1, 2013, we had 77% of our new generation OSV vessel-days contracted for the remainder of 2013. Our forward OSV contract coverage for the fiscal year ending December 31, 2014 currently stands at 34%. Included within our new generation contract coverage are five vessels on long-term charters with the United States government in defense capacities. With the $85 billion sequestration that went into effect March 1, 2013, it is possible that these contracts could be impacted. Our MPSV contract coverage has also increased as a result of the improving market conditions in the GoM. MPSV contract coverage for the remainder of 2013 and for 2014 is currently 83% and 47%, respectively.
The principle threats facing the Upstream market in the GoM include 1) the ability of operators and drilling contractors to comply with the new regulatory requirements; 2) the pace at which regulators approve plans and permit applications required by operators to drill; 3) the content of additional as yet unpromulgated rules that are expected to be issued; and 4) general economic conditions. In addition, there are currently 72 high-spec, Jones Act-qualified vessels under construction in U.S. shipyards that will deliver through 2016. Twenty-two of such vessels are being constructed by the Company. The level of fleet additions, if not commensurate with the level of additional drilling units, could have a negative impact on utilization and dayrates in the GoM.
All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for five foreign-flagged new generation OSVs, two foreign-flagged well stimulation vessels and two foreign-flagged MPSVs. As of September 30, 2013, our 50 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	33
Other U.S. coastlines (1)	5
38
Foreign
Brazil	4
Mexico	7
Middle East	2
Other Latin America	3
16
Total Vessels (2)	54

(1) Includes five vessels that are currently supporting the military.
(2) Excluded from this table is one conventional OSV that was stacked as of September 30, 2013.
Discontinued Operations
On August 29, 2013, we closed the sale of substantially all of the assets and business of our Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. The historical results for the Downstream segment and the gain on the sale thereof have been presented as discontinued operations for all periods in the accompanying condensed consolidated financial statements.

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

Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our offshore supply vessels and the average number and size of vessels owned during the periods indicated. These new generation OSVs generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, conventional vessels, our shore-base facility, and vessel management services. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, living quarters and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
New Generation Offshore Supply Vessels:
Average number of new generation OSVs (1)	50.0	51.0	50.3	51.0
Average number of active new generation OSVs (2)	50.0	48.9	49.8	47.9
Average new generation OSV fleet capacity (DWT)	130,535	128,190	128,532	128,190
Average new generation OSV capacity (DWT)	2,611	2,514	2,554	2,514
Average new generation OSV utilization rate (3)	80.7%	79.5%	85.2%	82.9%
Average new generation OSV dayrate (4)	$27,545	$23,990	$26,225	$23,248
Effective dayrate (5)	$22,229	$19,072	$22,344	$19,273

(1)
We owned 50 new generation OSVs as of September 30, 2013. Excluded from this data is one stacked conventional OSV that we consider to be a non-core asset. Also excluded from this data are four MPSVs owned and operated by the Company. During October, we placed in-service one 300 class OSV, the HOS Red Rock.

(2)	Active new generation OSVs represent vessels that are immediately available for service during each respective period, and exclude stacked vessels.

(3)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

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
The following table provides the detailed components of EBITDA from continuing operations as we define that term for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of EBITDA:
Income from continuing operations	$17,796	$6,177	$41,991	$25,272
Interest expense, net
Debt obligations	11,708	14,697	38,672	42,971
Interest income	(681)	(524)	(1,926)	(1,538)
Total interest, net	11,027	14,173	36,746	41,433
Income tax expense	8,228	3,970	22,787	15,596
Depreciation	13,854	13,000	40,498	39,005
Amortization	8,582	5,289	22,265	15,287
EBITDA from continuing operations	$59,487	$42,609	$164,287	$136,593

The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA Reconciliation to GAAP:
EBITDA from continuing operations	$59,487	$42,609	$164,287	$136,593
Cash paid for deferred drydocking charges	(10,435)	(11,422)	(25,444)	(27,705)
Cash paid for interest	(12,284)	(10,378)	(40,216)	(28,755)
Cash paid for taxes	(1,394)	(235)	(3,319)	(964)
Changes in working capital	27,284	18,334	38,700	3,418
Stock-based compensation expense	3,185	3,709	9,603	8,102
Loss on early extinguishment of debt	—	—	25,776	6,048
Changes in other, net	265	1,584	(1,451)	2,017
Net cash flows provided by operating activities	$66,108	$44,201	$167,936	$98,754
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss on early extinguishment of debt	$—	$—	$25,776	$6,048
Stock-based compensation expense	3,185	3,729	9,629	8,164
Interest income	681	524	1,926	1,538
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

Summarized financial information for the three months ended September 30, 2013 and 2012, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$ Change	% Change
Revenues:
Domestic	$101,535	$81,963	$19,572	23.9%
Foreign	31,380	33,124	(1,744)	(5.3)%
	132,915	115,087	17,828	15.5%
Operating expenses	59,180	59,922	(742)	(1.2)%
Depreciation and amortization	22,436	18,289	4,147	22.7%
General and administrative expenses	14,114	12,191	1,923	15.8%
Gain (loss) on sale of assets	3	(357)	360	>(100)%
Operating income	37,188	24,328	12,860	52.9%
Interest expense	11,708	14,697	(2,989)	(20.3)%
Interest income	681	524	157	30.0%
Other expense, net	(137)	(8)	(129)	>100%
Income tax expense	8,228	3,970	4,258	>100%
Income from continuing operations	17,796	6,177	11,619	>100%
Income from discontinued operations, net of tax	41,368	1,224	40,144	>100%
Net income	$59,164	$7,401	$51,763	>100%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenues. Revenues for the three months ended September 30, 2013 increased by $17.8 million, or 15.5%, to $132.9 million compared to the same period in 2012, primarily due to improved market conditions. Our weighted-average active operating fleet for the three months ended September 30, 2013 was 54 vessels compared to 53 during the same period in 2012. Our higher revenues primarily resulted from improved spot market conditions for our high-spec OSVs and MPSVs in the GoM. These higher revenues were partially offset by an increase in days out-of-service for the mobilization of four vessels to the GoM from Brazil during the current year quarter. Revenue from our four-vessel MPSV fleet increased by $3.6 million, or 14.7%, compared to the same period in 2012. Our new generation OSV average dayrates were $27,545 for the third quarter of 2013 compared to $23,990 for the same period in 2012, an increase of $3,555, or 14.8%. Our new generation OSV utilization was 80.7% for the third quarter of 2013 compared to 79.5% for the same period in 2012. Domestic revenues increased $19.6 million from the year-ago quarter due to improved spot market activity in the GoM. Foreign revenues decreased $1.7 million, or 5.3%, primarily due to an average of two fewer vessels deployed to foreign regions during the three months ended September 30, 2013 compared to the year-ago quarter. Foreign revenues for the third quarter of 2013 comprised 23.6% of our total revenues compared to 28.8% for the year-ago quarter.
Operating Expenses. Operating expenses were $59.2 million, a decrease of $0.7 million, or 1.2%, for the three months ended September 30, 2013 compared to $59.9 million for the same period in 2012. Operating expenses decreased for the three months ended September 30, 2013 primarily due to lower operating expenses related to two non-core vessels that were sold in the first half of 2013 and lower operating expenses from vessels out-of-service under our 200 class OSV retrofit program, partially offset by incremental operating costs associated with one additional 300 class newbuild that was placed in-service in June 2013. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $234.2 million to $237.2 million for the year ending December 31, 2013. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our vessels to or from international markets; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.

Depreciation and Amortization. Depreciation and amortization was $4.1 million, or 22.7%, higher for the three months ended September 30, 2013 compared to the same period in 2012. This increase is primarily due to the full-quarter contribution of one 300 class OSV that was placed in-service during June 2013, as well as the higher cost basis of vessels redelivered to the Company under its ongoing 200 class OSV retrofit program. The increase in amortization is primarily due to more vessels reaching their initial regulatory drydocking requirements, the recertification of previously stacked vessels and a higher per-vessel average in shipyard costs for vessel regulatory drydockings given the shift in the Company's fleet mix to a higher percentage of much larger high-spec vessels. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild and conversion programs are placed in-service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative, or G&A, expenses of $14.1 million, or 10.6% of revenues, increased by $1.9 million during the three months ended September 30, 2013 compared to same period in 2012. This increase in G&A expenses was primarily attributable to higher shoreside incentive compensation expense and the growth of our shoreside support team related to the Company's pending fleet growth. Our general and administrative expenses are expected to be in the approximate annual range of $54 million to $55 million for the year ending December 31, 2013, commensurate with our pending fleet growth and international operations. However, we still expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.
Gain (Loss) on Sale of Assets. During the third quarter of 2012, we sold certain non-vessel shoreside assets that resulted in an aggregate loss of approximately $0.4 million ($0.2 million after-tax or $0.01 per diluted share). There were no Upstream vessel sales during the third quarter of 2013. The gain on sale of our Downstream segment is reflected in discontinued operations.
Operating Income. Operating income increased by $12.9 million, or 52.9%, to $37.2 million during the three months ended September 30, 2013 compared to the same period in 2012 for the reasons discussed above. Operating income as a percentage of revenues was 28.0% for the three months ended September 30, 2013 compared to 21.1% for the same period in 2012.
Interest Expense. Interest expense decreased $3.0 million during the three months ended September 30, 2013 compared to the same period in 2012. Higher capitalized interest associated with vessels under construction was the primary reason that our interest expense decreased from the prior-year quarter. During the third quarter of 2013, we capitalized interest of $8.8 million, or roughly 43% of our total interest costs, compared to capitalized interest of $2.9 million, or roughly 16% of our total interest costs for the year-ago quarter. This net decrease in interest expense, due to capitalized interest, was offset by the incurrence of an incremental $2.7 million of interest expense (including $1.3 million of incremental original issue discount) related to the issuances of additional convertible senior notes in August 2012 and senior notes in March 2013.
Interest Income. Interest income was $0.7 million during the three months ended September 30, 2013, which was in-line with the same period in 2012. Our average cash balance increased to $732.8 million for the three months ended September 30, 2013 compared to $541.2 million for the same period in 2012. The average interest rate earned on our invested cash balances was 0.4% during the three months ended September 30, 2013 and 2012, respectively. The increase in average cash balance was primarily due to our August 2012 convertible senior notes offering, which resulted in net cash proceeds of $266.0 million in the aggregate; the sale of our active Downstream fleet, which resulted in net cash proceeds of approximately $227.5 million in the aggregate, after deal costs; and our March 2013 bond refinancing, which resulted in incremental net cash proceeds of $173.9 million in the aggregate, net of the costs of the tender offer and redemption of the 2017 senior notes.
Income Tax Expense. Our effective tax rate was 35.1% and 38.9% for the three months ended September 30, 2013 and 2012, respectively. During the third quarter of 2013, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance increased by $11.6 million for reported income from continuing operations of $17.8 million for the three months ended September 30, 2013. The higher income from continuing operations for the third quarter of 2013 was primarily due to the increase in operating income based on improved market conditions discussed above and a $3.1 million pre-tax decrease in net interest expense.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels have been restated and reflected as discontinued operations. Operating income for this segment for the third quarter of 2013 included a gain on sale of assets of approximately $60.0 million ($38.1 million after-tax or $1.04 per diluted share).
The following table details financial highlights for the three months ended September 30, 2013, related to our Downstream segment that was sold in August 2013 (in thousands):

	Three Months Ended September 30,
	2013	2012
Revenue	$11,383	$12,852
Gain on sale of assets	60,046	624
Operating Income	65,181	1,964
Income from discontinued operations, net of tax	41,368	1,224

Summarized financial information for the nine months ended September 30, 2013 and 2012, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$ Change	% Change
Revenues:
Domestic	$302,500	$223,006	$79,494	35.6%
Foreign	100,752	121,672	(20,920)	(17.2)%
	403,252	344,678	58,574	17.0%
Operating expenses	174,175	168,250	5,925	3.5%
Depreciation and amortization	62,763	54,292	8,471	15.6%
General and administrative expenses	40,433	33,750	6,683	19.8%
Gain (loss) on sale of assets	1,572	(360)	1,932	>(100)%
Operating income	127,453	88,026	39,427	44.8%
Loss on early extinguishment of debt	25,776	6,048	19,728	>100%
Interest expense	38,672	42,971	(4,299)	(10.0)%
Interest income	1,926	1,538	388	25.2%
Other income (expense), net	(153)	323	(476)	>(100)%
Income tax expense	22,787	15,596	7,191	46.1%
Income from continuing operations	41,991	25,272	16,719	66.2%
Income from discontinued operations, net of tax	47,162	450	46,712	>100%
Net income	$89,153	$25,722	$63,431	>100%

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenues. Revenues for the nine months ended September 30, 2013 increased by $58.6 million, or 17.0%, to $403.3 million compared to $344.7 million for the same period in 2012, primarily due to improved market conditions. Our weighted-average active operating fleet for the nine months ended September 30, 2013 was 54 vessels compared to 52 during the same period in 2012. Our higher revenues primarily resulted from increased demand for our high-spec OSVs and MPSVs in the GoM. Revenue from our four-vessel MPSV fleet for the first nine months of 2013 increased by $19.8 million, or 27.4%, compared to the same period in 2012. Our new generation OSV average dayrates were $26,225 for the first nine months of 2013 compared to $23,248 for the same period in 2012, an increase of $2,977, or 12.8%. Our new generation OSV utilization was 85.2% for the first nine months of 2013 compared to 82.9% for the same period in 2012. Our new generation OSV utilization for the first nine months of 2013 was favorably impacted by an increase in demand for our high-spec OSVs in the GoM. Domestic revenues increased $79.5 million during the first nine months of 2013 due to improved spot market activity in the GoM. Foreign revenues decreased $20.9 million, or 17.2%, primarily due to an average of four fewer vessels deployed to foreign regions during the nine months ended September 30, 2013 compared to the year-ago period. Foreign revenues for the first nine months of 2013 comprised 25.0% of our total revenues compared to 35.3% for the first nine months of 2012.
Operating Expenses. Operating expenses were $174.2 million, an increase of $5.9 million, or 3.5%, for the nine months ended September 30, 2013 compared to $168.3 million for the same period in 2012. Operating expenses were driven higher by the April 2012 mariner wage increases and by an increase in the number of active vessels in our fleet during the nine months ended September 30, 2013.
Depreciation and Amortization. Depreciation and amortization was $8.5 million, or 15.6%, higher for the nine months ended September 30, 2013 compared to the same period in 2012. This increase is primarily due to the contribution of one 300 class OSV that was placed in-service during June 2013, as well as the higher cost basis of vessels redelivered to the Company under its ongoing 200 class OSV retrofit program. The increase in amortization is primarily due to more vessels reaching their initial regulatory drydocking requirements, the recertification of previously stacked vessels and a higher per-vessel average in shipyard costs for vessel regulatory drydockings given the shift in the Company's fleet mix to a higher percentage of much larger high-spec vessels. Depreciation and amortization expense is expected to increase from current levels as the vessels under our current newbuild and conversion programs are placed in-service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative expenses of $40.4 million, or 10.0% of revenues, increased by $6.7 million during the nine months ended September 30, 2013 compared to same period in 2012. This increase in G&A expenses was primarily attributable to higher shoreside incentive compensation expense. Our general and administrative expenses are expected to be in the approximate annual range of $54 million to $55 million for the year ending December 31, 2013, commensurate with our pending fleet growth. However, we still expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.
Gain (Loss) on Sale of Assets. During the first nine months of 2013, we sold certain non-core assets that resulted in an aggregate gain of approximately $1.6 million ($1.0 million after-tax or $0.03 per diluted share). During the first nine months of 2012, we sold certain non-core assets that resulted in an aggregate loss of approximately $0.4 million ($0.2 million after-tax or $0.01 per diluted share). The gain on sale of our Downstream segment is reflected in discontinued operations.
Operating Income. Operating income increased by $39.4 million, or 44.8%, to $127.5 million during the nine months ended September 30, 2013 compared to the same period in 2012 due to the reasons discussed above. Operating income as a percentage of revenues was 31.6% for the nine months ended September 30, 2013 compared to 25.5% for the same period in 2012.
Loss on Early Extinguishment of Debt. On March 14, 2013, we commenced a cash tender offer for all of the $250.0 million in aggregate principal amount of our 2017 senior notes. Approximately 94% of such senior notes were validly tendered during the designated tender period, which ended on March 27, 2013. The remaining 2017 senior notes were redeemed on May 13, 2013. During the first nine months of 2013, we recorded a loss on early extinguishment of debt of approximately $25.8 million ($16.1 million after-tax or $0.44 per diluted share), which was comprised of the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. During the first nine months of 2012, we recorded a loss on early extinguishment of debt of approximately $6.0 million ($3.7 million after-tax or $0.11 per diluted share) related to the tender offer for our 2014 senior notes.
Interest Expense. Interest expense decreased $4.3 million, or 10.0%, during the nine months ended September 30, 2013 compared to the same period in 2012. Higher capitalized interest associated with vessels under construction or conversion was the primary reason that our interest expense decreased from the year-ago period. During the first nine months of 2013, we capitalized interest of $22.2 million, or roughly 36% of our total interest costs, compared to capitalized interest of $6.4 million, or roughly 13% of our total interest costs for the year-ago period. This net decrease in interest expense, due to capitalized interest, was offset by the incurrence of an incremental $9.8 million of interest expense (including $5.5 million of incremental original issue discount) related to the issuances of additional senior notes in March 2012, convertible senior notes in August 2012, and senior notes in March 2013.
Interest Income. Interest income was $1.9 million during the nine months ended September 30, 2013, which was $0.4 million, or 25.2%, higher than the same period in 2012. Our average cash balance increased to $672.1 million for the nine months ended September 30, 2013 compared to $452.4 million for the same period in 2012. The average interest rate earned on our invested cash balances was 0.4% during the nine months ended September 30, 2013 and 2012, respectively. The increase in average cash balance was primarily due to the sale of our active Downstream fleet, which resulted in net cash proceeds of approximately $227.5 million in the aggregate, after deal costs and our March 2013 bond refinancing, which resulted in incremental net cash proceeds of $173.9 million in the aggregate, net of the costs of the tender offer and redemption of the 2017 senior notes.
Income Tax Expense. Our effective tax rate was 36.0% and 38.2% for the nine months ended September 30, 2013 and 2012, respectively. During the first nine months of 2013, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance increased by $16.7 million for reported income from continuing operations of $42.0 million for the nine months ended September 30, 2013. The higher income from continuing operations for the first nine months of 2013 was primarily related to a $25.8 million pre-tax loss on early extinguishment of debt offset substantially by improved operating performance as discussed above.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels have been restated and reflected as discontinued operations. Operating income for this segment included a gain on sale of assets of approximately $60.0 million ($38.1 million after-tax or $1.04 per diluted share). During 2013, the operating financial performance of these vessels was favorably impacted by increased demand for movements of petroleum based products in the GoM.
The following table details financial highlights for the nine months ending September 30, 2013, related to our Downstream segment that was sold in August 2013 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Revenue	$42,885	$34,879
Gain on sale of assets	60,076	624
Operating Income	74,485	732
Income from discontinued operations, net of tax	47,162	450
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of non-core assets. We require capital to fund on-going operations, obligations under our expanded fifth OSV newbuild program and our 200 class OSV retrofit program, vessel recertifications, discretionary capital expenditures, debt service and planned debt retirement and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2013.
We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and, if necessary, available borrowing capacity under our revolving credit facility will be more than sufficient to operate the Company and meet all of our near-term obligations, including those described in the preceding paragraph.
As of September 30, 2013, we had total cash and cash equivalents of $797.8 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of September 30, 2013. Excluding any cash requirements for potential new growth opportunities that may arise, our current cash on-hand, cash proceeds from the sale of assets and our internal cash flow projections indicate that our $300 million undrawn revolving credit facility should not be needed to meet our liquidity needs for the foreseeable future. As of September 30, 2013, we had posted letters of credit for $0.9 million and had $299.1 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the primary intended uses of the facility are the construction or acquisition of assets that generate additional EBITDA.
In November 2013, we expect to retire $250.0 million in aggregate principal amount of our 2026 convertible senior notes with cash on-hand as of September 30, 2013. None of our other funded debt instruments mature any sooner than 2019. Our currently undrawn revolving credit facility matures in November 2016. Although we expect to continue generating positive working capital through our operations, events beyond our control, such as renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, an extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the “Forward Looking Statements” on page ii and the Risk Factors stated in Item 1A of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows.
Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. We currently expect to generate sufficient cash flows from operations without having to use our revolving credit facility to meet our obligations under our expanded fifth OSV newbuild program, our OSV retrofit program, and scheduled recertifications of vessels. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
During the third quarter, we closed the sale of our active Downstream fleet and related business to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately $227.5 million, after deal costs. We expect to use the proceeds from this transaction for general corporate purposes, which may include retirement of debt or funding for the acquisition, construction or retrofit of vessels.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $167.9 million for the nine months ended September 30, 2013 and $98.8 million for the same period in 2012. Operating cash flows for the first nine months of 2013 were favorably affected by improved market conditions for our high-spec OSVs and MPSVs operating in the GoM and to a lesser extent an increase in our weighted-average operating fleet.
Investing Activities. Net cash used in investing activities was $378.6 million for the nine months ended September 30, 2013 and $162.3 million for the same period in 2012. Cash utilized during the first nine months of 2013 and 2012 primarily consisted of construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash provided by financing activities was $187.5 million for the nine months ended September 30, 2013 compared to cash provided by financing activities of $332.5 million for the same period in 2012. Net cash provided by financing activities for the nine months ended September 30, 2013 primarily resulted from the issuance of our 2021 senior notes. These cash inflows were partially offset by the repurchase and retirement of our 2017 senior notes. Net cash provided by financing activities for the nine months ended September 30, 2012 primarily resulted from the issuance of our 2020 senior notes, and the issuance of our 2019 convertible senior notes. These cash inflows were partially offset by the repayment of approximately $252.2 million of our 6.125% senior notes due 2014.
On March 14, 2013, we commenced a tender offer and solicitation of consents relating to the repurchase of our existing 2017 senior notes. The tender offer expired on April 10, 2013. On March 28, 2013, we completed the private placement of $450 million of 2021 senior notes, resulting in offering proceeds of approximately $442.4 million, net of estimated transaction costs. In connection with the tender offer, related consent solicitation and related redemption, we used $269.3 million of such proceeds to repurchase approximately all of our outstanding $250.0 million aggregate principal amount of 2017 senior notes. The remaining net proceeds will be used for general corporate purposes, which may include retirement of other debt or funding of the acquisition, construction or retrofit of vessels. As a result of the repurchase of the 2017 senior notes during the first nine months of 2013, we recorded a pre-tax loss on early extinguishment of debt of approximately $25.8 million ($16.1 million after-tax or $0.44 per diluted share).
Discontinued Operations. For the nine months ended September 30, 2013, net cash provided by discontinued operations was $244.6 million or $236.6 million higher than the prior-year period. This increase resulted from the sale of substantially all of the assets related to the Downstream segment to Genesis Marine, LLC for approximately $230 million in gross cash proceeds.
Contractual Obligations
Debt
As of September 30, 2013, the Company had the following outstanding long-term debt (in thousands):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020 (1)	$375,000	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021 (1)	450,000	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $63,177	236,823	6.23%	2,300	March 1 and September 1
1.625% convertible senior notes due 2026, net of original issue discount of $1,139 (2)	248,861	6.36%	2,000	May 15 and November 15
	$1,310,684

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The notes initially bear interest at a fixed rate of 1.625% per year, declining to 1.375%, or $1.7 million semi-annually, beginning on November 15, 2013. However, a portion of the proceeds from the Company’s 2019 convertible senior notes offering in August 2012 are expected to be used to retire all of the outstanding 2026 convertible senior notes in November 2013.

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
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the nine months ended September 30, 2013, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the nine months ended September 30, 2013, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the three and nine months ended September 30, 2013 and since such program’s inception, respectively, as well as the estimated total project costs for our current expansion program (in millions):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$115.9	$328.8	$603.4	$1,240.0	2Q2013-4Q2016

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, six 310 class OSVs, ten 320 class OSVs and four 310 class MPSVs. Delivery of the vessels to be constructed under this program is expected to occur on various dates during 2013 through 2016. Our first vessel delivered under this program, the HOS Red Dawn, was placed in service in June 2013. During October, we took delivery of one 300 class OSV, the HOS Red Rock, and we anticipate delivery of three additional HOSMAX newbuilds during the fourth quarter of 2013. We expect to own and operate 54, 67 and 69 new generation OSVs as of December 31, 2013, 2014, and 2015, respectively. These vessel additions result in a projected average new generation OSV fleet complement of 50.8, 60.7, and 68.8 vessels for the fiscal years 2013, 2014, and 2015, respectively. The Company expects to own and operate four, four, six and eight MPSVs as of December 31, 2013, 2014, 2015 and 2016 respectively. These vessel additions result in a projected average MPSV fleet complement of 4.0, 4.0, 4.8 and 7.1 vessels for the fiscal years 2013, 2014, 2015 and 2016, respectively.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance and other capital expenditures, including our OSV retrofit program, for the three and nine months ended September 30, 2013 and 2012, and a forecast for fiscal 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2013	2012	2013
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$10.4	$11.4	$25.2	$27.7	$43.0
Other vessel capital improvements (2)	1.5	1.0	6.3	8.2	8.6
	11.9	12.4	31.5	35.9	51.6
Other Capital Expenditures
200 class OSV retrofit program (3)	15.9	2.3	37.6	2.2	47.7
Commercial-related vessel improvements (4)	0.9	1.1	2.5	2.6	19.6
Miscellaneous non-vessel additions (5)	0.5	1.6	3.5	2.6	3.9
	17.3	5.0	43.6	7.4	71.2
Total (6)	$29.2	$17.4	$75.1	$43.3	$122.8

(1)	Deferred drydocking charges for 2013 include the projected recertification costs for 18 OSVs and two MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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

(4)
Commercial-related vessel improvements include items, such as cranes, ROVs, living quarters, and other specialized vessel equipment which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(5)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

(6)
Total Maintenance and Other Capital Expenditures in the above table exclude $0 million, $3.3 million, $4.3 million, $7.8 million and $3.7 million for the three and nine months ended September 30, 2013, September 30, 2012 and the forecasted amount for the year ending December 31, 2013, respectively, from discontinued operations related to our Downstream assets that were sold on August 29, 2013.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM; the Company’s inability to successfully complete its fifth OSV newbuild program and its 200 class OSV retrofit program on-time and on-budget, which involves the construction, conversion and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements, including any such laws or regulations that may yet arise as a result of the Deepwater Horizon incident or the resulting drilling moratoria and regulatory reforms, as well as the outcome of pending litigation brought by environmental groups challenging exploration plans approved by the Department of Interior; less than anticipated success in marketing and operating the Company’s MPSVs presently owned or under construction; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; renewed weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; the impact of planned sequester of federal spending pursuant to the Budget Control Act of 2011; industry risks; reductions in capital spending budgets by customers; a material reduction of Petrobras’ announced plans for or administrative barriers to exploration and production activities in Brazil; sustained declines in oil and natural gas prices; further increases in operating costs, such as mariner wage increases; the inability to accurately predict vessel utilization levels and dayrates; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure demand in the GoM and other markets; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, including vessel personnel for active, unstacked and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the

Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is currently investigating two incidents involving the possible improper discharge of water containing oil residues into the environment. The Company voluntarily reported both instances to state and federal authorities. While the Company has not been informed of the initiation of legal proceedings against the Company, the ultimate outcome of these acts could result in legal proceedings against the Company or certain of its personnel. It is too early in our investigation to accurately assess the ultimate outcome.

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

Item 4—Mine Safety Disclosures
None.

Item 5—Other Information

Glossary of Terms Currently used in our SEC Filings
"2017 senior notes" or "2017 notes" means 8.000% senior notes due 2017;
"2019 convertible senior notes" or "2019 notes" means 1.500% convertible senior notes due 2019;
"2020 senior notes" or "2020 notes" means 5.875% senior notes due 2020;
"2021 senior notes" or "2021 notes" means 5.000% senior notes due 2021;
"2026 convertible senior notes" or "2026 notes" means 1.625% convertible senior notes due 2026;
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
“long-term contract” means a time charter of one year or longer in duration upon execution;
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

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Interactive Data File

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

Hornbeck Offshore Services, Inc.

Date: November 8, 2013	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer