Form 10-K
period 2013-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2014-02-28
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $1,857,782,525.
The number of outstanding shares of Common Stock as of January 31, 2014 is 36,099,366 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive 2014 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

i

 Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, including the effect of a slowdown or inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete its fifth OSV newbuild program on-time and on-budget, which involves the construction, conversion and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; renewed weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; the impact of planned sequester of federal spending pursuant to the Budget Control Act of 2011; industry risks; reductions in capital spending budgets by customers; a material reduction of Petrobras’ announced plans for or administrative barriers to exploration and production activities in Brazil; sustained declines in oil and natural gas prices; further increases in operating costs, such as mariner wage increases; the inability to accurately predict vessel utilization levels and dayrates; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure demand in the GoM and other markets; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions that the Company operates in; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, including vessel personnel for active, unstacked and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Should

ii

one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
The Company makes references to certain industry-related terms in this Annual Report on Form 10-K. A glossary and definitions of such terms can be found in Item 9B—Other Information on page 45.

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
We own and operate one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and MPSVs. Since 2007, we have expanded our new generation fleet from 25 OSVs focused in the GoM to 55 OSVs and four MPSVs primarily operating in three core geographic markets: the GoM, Brazil and Mexico. As discussed below, we commenced our fifth OSV newbuild program in late-2011, which also includes the construction of MPSVs. Upon completion of the vessels currently contracted to be constructed under this newbuild program, our expected fleet will increase to 68 OSVs and nine MPSVs by the end of 2016. Together, these vessels support the deep-well, deepwater and ultra-deepwater requirements of the offshore oil and gas industry. Such requirements include oil and gas exploration, development, production, construction, installation, IRM, well-stimulation and other enhanced oil recovery activities. We have also developed a specialized application of our new generation OSVs for use by the U.S. military. Our new generation OSVs and MPSVs have enhanced capabilities that allow us to more effectively support the premium drilling equipment required for deep-well, deepwater and ultra-deepwater drilling and to provide specialty services. We believe we are one of the leading operators of new generation OSVs in each of our three core markets and one of the top five operators of such equipment worldwide based on DWT. Our fleet is among the youngest in the industry, with an average vessel age of approximately eight years compared to our domestic public company OSV peer group average vessel age of 12 years. Upon completion of our current newbuild program, we believe that our fleet will have a weighted-average age, based on DWT, of seven years at the end of 2016.

We have historically operated our business in two segments, an Upstream segment and a Downstream segment. On August 29, 2013, we closed the sale of substantially all of the assets and business of our Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately $227.5 million, after deal costs. Following the sale of our tug and tank barge fleet, we have continued to provide transition services to the buyer of that fleet in order to ensure a smooth transition of operations and services for both employees and customers. This transaction is described in more detail below under "Discontinued Operations."
We have historically operated our Upstream vessels predominately in the U.S. GoM. Since 2002, we have sought to diversify our market presence by also operating in overseas markets. We have focused our international efforts in Mexico, Brazil and the Middle East region. Our Upstream operations also includes a shore-base support facility located in Port Fourchon, Louisiana. See "Item 2-Properties" for a listing of our shoreside support facilities. On occasion, we provide vessel management services for other vessels owners, such as crewing, daily operational management and maintenance activities.
Although all of our Upstream vessels are physically capable of operating in both domestic and international waters, approximately 85% are qualified under Section 27 of the Merchant Marine Act of 1920, as amended, or the Jones Act, to engage in the U.S. coastwise trade. All of the vessels being constructed under our fifth OSV newbuild program will qualify for Jones Act coastwise trading privileges. Foreign owned, flagged, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade in the GoM. Of the public company OSV peer group, we own the largest fleet of U.S.-flagged, new generation OSVs, which we believe offers us a competitive advantage in the GoM. From time to time we may elect to reflag certain of our U.S.-flag vessels to the flag of another nation. For instance, since 2009 we have reflagged five Jones Act qualified OSVs to Mexican flag. Once a Jones Act qualified vessel is reflagged, it permanently loses its right to return to the U.S. coastwise trade.

We intend to continue our efforts to maximize stockholder value through our long-term return-oriented growth strategy. We will, as opportunities arise, acquire or construct additional vessels, as well as divest certain assets that we consider to be non-core or otherwise not in-line with our long-term strategy or prevailing industry trends.
DESCRIPTION OF OUR BUSINESS
General—OSVs
OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, IRM and decommissioning activities. OSVs differ from other ships primarily due to their cargo-carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore bases and offshore rigs and production facilities. In the mid-1990s, oil and gas producers began seeking large hydrocarbon reserves in deeper water depths using new, specialized drilling and production equipment. We recognized that the then-existing fleet of conventional OSVs operating in the GoM was not designed to support these more complex projects or to operate in the challenging environments in which they were conducted. Therefore, in 1997, we conceived of a fleet of new generation OSVs with enhanced capabilities to allow them to more effectively support deepwater drilling and related subsea construction projects. In order to best serve these projects, we designed our new generation vessels with larger liquid mud and dry bulk cement capacities, as well as larger areas of open deck space, which are features essential to deepwater projects that are often distant from shore-based support infrastructure. Deepwater environments also require dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to deepwater installations. Such DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities. Currently, 15 of our Upstream vessels are DP-1, 42 are DP-2 and two are DP-3. All 18 of the remaining vessels contracted to be constructed under our fifth OSV newbuild program are expected to be DP-2 and, in 2013, we upgraded six of our DP-1 vessels to DP-2 notation.
We believe that our reputation for safety and technologically superior vessels, combined with our size and scale relative to our public company OSV peer group, enhance our ability to compete for work awarded by large international oil and gas producers, who are among our primary customers. Approximately 83% of our total Upstream forward-contracted revenue is currently with major oil companies, national oil companies, and the U.S. government. These customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards adopted following the 2010 Deepwater Horizon incident in the GoM. As our customers’ needs and requirements become more demanding, we expect that smaller vessel operators may struggle to meet these standards.
General—MPSVs
MPSVs also support the offshore exploration and production activities of the energy industry. MPSVs are distinguished from OSVs in that they are significantly larger and more specialized vessels that are principally used to support complex deepwater subsea construction, installation, intervention, IRM, decommissioning, flotel and other sophisticated operations. These vessels are or can be equipped with a variety of lifting and deployment systems, including ROVs, large capacity cranes, winches or reel systems. For example, MPSVs can serve as a platform for the subsea installation of risers, jumpers and umbilicals. MPSVs also support ROV operations, diving activities, oil spill response efforts, well intervention, including live well intervention, platform decommissioning, and other complex construction operations. Generally, MPSVs command higher day rates than OSVs due to their significantly larger relative size and versatility, as well as higher construction and operating costs.
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
In 2007 and 2008, we expanded our MPSV program to include the HOS Iron Horse and HOS Achiever which are 430 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship-system redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These 430 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms for those specialty services described above for our 370 class MPSVs with the exception of handling liquid cargoes. The HOS Iron Horse and the HOS Achiever are not U.S.-flagged vessels, however, they can engage in certain legally permissible operations in the U.S. that do not constitute coastwise trade. In 2009 and during 2012 and 2013, the HOS Achiever was operating as a flotel. During the fourth quarter of 2013, the HOS Achiever was outfitted with additional accommodations for up to 270 personnel onboard, including the vessel's marine crew, hotel and catering staff. The increased accommodations will allow this vessel to support the commissioning of deepwater installations around the world. Because flotel services do not typically involve the transportation of passengers, foreign-flag vessels can provide this service in the U.S.
In 2013, we announced our intention to build four Jones Act-qualified MPSVs as a subset of our growing fifth OSV newbuild program to service the subsea construction and IRM market. These vessel commitments have been reconfigured as a new class of domestic MPSVs based upon the HOSMAX 310 vessel design, with expected deliveries in 2015 and 2016. We recently announced plans to outfit one of our 310 class OSVs currently under construction as an additional 310 class MPSV. This new U.S.-flagged, Jones Act-qualified MPSV will require an additional period of modification in the shipyard and will include a 150-ton heave-compensated, knuckle-boom crane, helideck, accommodations for 70 persons and will be suitable for two work-class ROVs.

The following table provides information, as of February 19, 2014, regarding our fleet of 55 new generation OSVs, four MPSVs and the 13 new generation OSVs and five MPSVs yet to be delivered under our fifth OSV newbuild program.
Our Vessels

Name(1)	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower	DP Class(2)
Active:
MPSVs
HOS Iron Horse	430	Multi-Purpose (FF)	GoM	Nov 2009	9,000	n/a	8,000	DP-3
HOS Achiever	430	Multi-Purpose (FF)	GoM	Oct 2008	8,500	n/a	8,000	DP-3
HOS Centerline	370	Multi-Purpose	GoM	Mar 2009	8,000	32,000	6,000	DP-2
HOS Strongline	370	Multi-Purpose	GoM	Mar 2010	8,000	32,000	6,000	DP-2
HOS Bayou	310	Multi-Purpose	TBD	3Q2014 est.(3)	6,100 est.	20,000 est.	6,700 est.	DP-2
HOS Newbuild #21	310	Multi-Purpose	TBD	3Q2015 est.(3)	TBD	TBD	TBD	DP-2
HOS Newbuild #22	310	Multi-Purpose	TBD	4Q2015 est.(3)	TBD	TBD	TBD	DP-2
HOS Newbuild #23	310	Multi-Purpose	TBD	2Q2016 est.(3)	TBD	TBD	TBD	DP-2
HOS Newbuild #24	310	Multi-Purpose	TBD	4Q2016 est.(3)	TBD	TBD	TBD	DP-2
OSVs
300 class (Over 5,000 DWT)
HOS Commander	320	Supply	GoM	Nov 2013	6,100	21,000	6,100	DP-2
HOS Carolina	320	Supply	GoM	Feb 2014	6,100	21,000	6,100	DP-2
HOS Claymore	320	Supply	TBD	1Q2014 est.(3)	6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Captain	320	Supply	TBD	2Q2014 est.(3)	6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Clearview	320	Supply	TBD	2Q2014 est.(3)	6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Crockett	320	Supply	TBD	3Q2014 est.(3)	6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Caledonia	320	Supply	TBD	4Q2014 est.(3)	6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Crestview	320	Supply	TBD	3Q2014 est.(3)	6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Cedar Ridge	320	Supply	TBD	4Q2014 est.(3)	6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Carousel	320	Supply	TBD	1Q2015 est.(3)	6,200 est.	20,900 est.	6,000 est.	DP-2
HOS Black Foot	310	Supply	TBD	3Q2014 est.(3)	6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Black Rock	310	Supply	TBD	3Q2014 est.(3)	6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Black Watch	310	Supply	TBD	4Q2014 est.(3)	6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Brass Ring	310	Supply	TBD	4Q2014 est.(3)	6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Briarwood	310	Supply	TBD	1Q2015 est.(3)	6,100 est.	22,700 est.	6,700 est.	DP-2
HOS Red Dawn	300	Supply	GoM	Jun 2013	5,500	21,000	6,700	DP-2
HOS Red Rock	300	Supply	GoM	Oct 2013	5,500	21,000	6,700	DP-2
HOS Renaissance	300	Supply	GoM	Nov 2013	5,500	21,000	6,700	DP-2
HOS Riverbend	300	Supply	GoM	Feb 2014	5,500	21,100	6,700	DP-2
HOS Coral	290	Supply	GoM	Mar 2009	5,600	15,200	6,100	DP-2
280 class (3,500 to 5,000 DWT)
HOS Ridgewind(4)	265	Supply	GoM	Nov 2001	3,756	10,700	6,700	DP-2
HOS Brimstone	265	Supply	GoM	Jun 2002	3,756	10,400	6,700	DP-2
HOS Stormridge	265	Supply	GoM	Aug 2002	3,756	10,400	6,700	DP-2
HOS Sandstorm	265	Supply	GoM	Oct 2002	3,756	10,400	6,700	DP-2
240 class (2,500 to 3,500 DWT)
HOS Saylor	240	Well Stimulation (FF)	Mexico	Oct 1999	3,322	n/a	8,000	DP-1
HOS Navegante	240	Supply (FF)	GoM	Jan 2000	3,322	6,000	7,845	DP-2
HOS Resolution	250 EDF	Supply	Brazil	Oct 2008	2,950	8,300	6,000	DP-2
HOS Mystique	250 EDF	ROV Support	GoM	Jan 2009	2,950	8,300	6,000	DP-2
HOS Pinnacle	250 EDF	Supply	Brazil	Feb 2010	2,950	8,300	6,000	DP-2
HOS Windancer	250 EDF	Supply	Brazil	May 2010	2,950	8,300	6,000	DP-2
HOS Wildwing	250 EDF	Supply	Brazil	Sept 2010	2,950	8,300	6,000	DP-2
HOS Black Powder	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
HOS Westwind	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
HOS Eagleview	250 EDF	Military	Other U.S.	Oct 2009	2,900	8,300	6,000	DP-2
HOS Arrowhead	250 EDF	Military	Other U.S.	Jan 2010	2,900	8,300	6,000	DP-2
HOS Bluewater	240 ED	Supply	GoM	Mar 2003	2,850	8,300	4,000	DP-2
HOS Gemstone	240 ED	Supply	GoM	Jun 2003	2,850	8,300	4,000	DP-2
HOS Greystone	240 ED	Supply	GoM	Sep 2003	2,850	8,300	4,000	DP-2
HOS Silverstar	240 ED	Supply	GoM	Jan 2004	2,850	8,300	4,000	DP-2
HOS Polestar	240 ED	Supply	GoM	May 2008	2,850	8,300	4,000	DP-2
HOS Shooting Star	240 ED	Supply	GoM	Jul 2008	2,850	8,300	4,000	DP-2
HOS North Star	240 ED	Supply	GoM	Nov 2008	2,850	8,300	4,000	DP-2
HOS Lode Star	240 ED	Supply	GoM	Feb 2009	2,850	8,300	4,000	DP-2
HOS Silver Arrow	240 ED	Supply	GoM	Oct 2009	2,850	8,300	4,000	DP-2
HOS Sweet Water	240 ED	Supply	GoM	Dec 2009	2,850	8,300	4,000	DP-2

Name(1)	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower	DP Class(2)
HOS Beignet(5)	S240 E	Supply	GoM	May 2013	2,800	8,000	4,000	DP-2
HOS Boudin(5)	S240 E	Supply	GoM	May 2013	2,700	8,000	4,000	DP-2
HOS Bourre'(5)	S240 E	Supply	GoM	Sep 2013	2,800	8,000	4,000	DP-2
HOS Coquille(5)	S240 E	Supply	GoM	Sep 2013	2,700	8,000	4,000	DP-2
HOS Cayenne(5)	S240 E	Supply	GoM	Nov 2013	2,800	8,000	4,000	DP-2
HOS Chicory(5)	S240 E	Supply	GoM	Nov 2013	2,700	8,000	4,000	DP-2
200 class (1,500 to 2,500 DWT)
HOS Innovator	240 E	Supply	GoM	Apr 2001	2,380	5,500	4,500	DP-2
HOS Dominator	240 E	Military	Other U.S.	Feb 2002	2,380	6,400	4,500	DP-2
HOS Deepwater	240	Supply (FF)	Mexico	Nov 1999	2,250	6,300	4,500	DP-1
HOS Cornerstone	240	Supply	GoM	Mar 2000	2,250	6,300	4,500	DP-2
HOS Beaufort	200	Supply	GoM	Mar 1999	2,250	4,100	4,200	DP-1
HOS Hawke	200	Well Stimulation (FF)	Mexico	Jul 1999	2,250	4,100	4,200	DP-1
HOS Douglas	200	Supply	Middle East	Apr 2000	2,250	4,100	4,200	DP-1
HOS Nome	200	Supply	Middle East	Aug 2000	2,250	4,100	4,200	DP-1
HOS Crossfire	200	Supply (FF)	Mexico	Nov 1998	1,750	3,600	4,000	DP-1
HOS Super H	200	Supply	GoM	Jan 1999	1,750	3,600	4,000	DP-1
HOS Brigadoon	200	Supply (FF)	Mexico	Mar 1999	1,750	3,600	4,000	DP-1
HOS Thunderfoot	200	Supply	GoM	May 1999	1,750	3,600	4,000	DP-1
HOS Dakota	200	Supply (FF)	Mexico	Jun 1999	1,750	3,600	4,000	DP-1
HOS Explorer	220	Supply	GoM	Feb 1999	1,607	3,100	3,900	DP-1
HOS Trader	220	Supply	GoM	Nov 1997	1,607	3,100	3,900	DP-1
HOS Voyager	220	Supply	GoM	May 1998	1,607	3,100	3,900	DP-1
HOS Pioneer	220	Supply	GoM	Jun 2000	1,607	3,100	4,200	DP-1

FF—foreign-flagged
TBD—to be determined

(1)	Excludes one conventional OSV acquired with the Sea Mar Fleet in August 2007. This vessel, the Cape Breton, is considered a non-core asset and is currently inactive and marketed for sale.

(2)	“DP-1,” “DP-2” and “DP-3” mean various classifications, or equivalent, of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading.

(3)	These vessels are currently being constructed under our fifth OSV newbuild construction program with anticipated in-service dates ranging from 2014 through 2016.

(4)	The HOS Ridgewind was formerly known as (f/k/a) the BJ Blue Ray and the Independence.

(5)
These six vessels were converted into 240 class DP-2 OSVs as part of our 200 class OSV retrofit program. Upon re-delivery from the shipyard on various dates in 2013, these upgraded vessels were re-named the HOS Boudin (f/k/a HOS Davis), HOS Beignet (f/k/a HOS North), HOS Coquille (f/k/a HOS St. James), HOS Bourre’ (f/k/a HOS Byrd), HOS Chicory (f/k/a HOS St. John), and the HOS Cayenne (f/k/a HOS Hope). These six vessels were originally constructed and placed in service in their prior 200 class DP-1 configuration in 1999 or 2000 and were acquired by us in August 2007. See Note 5 to our Consolidated Financial Statements for further discussion regarding our OSV retrofit program.

In December 2005, we acquired the lease rights to a shore-base facility located in Port Fourchon, Louisiana, which we renamed HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs and production units. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow rigs in the GoM. The HOS Port facility lease has five years remaining on its first renewal period, with three additional five-year renewal periods remaining. In January 2008, we purchased a leasehold interest in an additional parcel of improved real estate adjacent to HOS Port. The new facility lease has approximately seven months remaining on its initial term, with four additional five-year renewal periods. The combined acreage of the two adjoining properties now comprising HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and Upstream customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our long-term outlook for the deepwater GoM.
Principal Markets
Offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 96 floating rigs under construction or on order on February 19, 2014 and, as of that date, there were options outstanding to build 30 additional floating rigs. In addition, on that date, there were 136 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 49 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.
OSVs and MPSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity, such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America, and the Middle East. While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters, or coastwise cabotage laws such as the Jones Act, can limit the migration of OSVs. Because MPSVs are generally utilized for non-cargo operations, they are less limited by cabotage laws. Demand for OSVs, as evidenced by dayrates and utilization rates, is primarily related to offshore oil and natural gas exploration, development and production activity. Such activity is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, the level of drilling permit activity, capital budgets of offshore exploration and production companies, and repair and maintenance needs in the deepwater oilfield. Historically, our principal geographic market has been the GoM, where we provide services to several major integrated oil companies as well as mid-size and large independent oil companies with deepwater and ultra-deepwater activities. We also operate in select international markets, primarily Brazil, Mexico, and the Middle East, where we provide services to state-owned oil companies and major international oil and oilfield service companies. We are often subcontracted by other oilfield service companies, both in the GoM and internationally, to provide a new generation fleet that enables them to render offshore oilfield services, such as well stimulation or other enhanced oil recovery activities, diving and ROV operations, construction, installation, maintenance, repair and decommissioning services. Since 2006, we have also developed a specialized application of our new generation OSVs for use by the United States military.
In response to the events following the Deepwater Horizon incident, such as delays in permitting and uncertainty regarding new safety regulations, and in order to lessen our exposure to a single market, we expanded our international presence by mobilizing additional vessels out of the GoM into foreign markets such as Latin America, West Africa, and other regions during 2011 and 2012. We have since concentrated our international efforts on Mexico, Brazil, emerging frontier regions in Latin America and, to a lesser extent, the Middle East. During 2012 and 2013, we experienced a significant improvement in market conditions in the GoM and determined to repatriate some of our vessels to the GoM from Brazil.
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
Competition
The offshore support vessel industry is highly competitive. Competition primarily involves such factors as:

•	quality, capability and age of vessels;

•	quality, capability and nationality of the crew members;

•	ability to meet the customer’s schedule;

•	safety record;

•	reputation;

•	price and;

•	experience.
Our Upstream vessels are predominately U.S.-flagged vessels, which qualify them under the Jones Act to engage in domestic coastwise trade. The Jones Act restricts the ability of vessels that are foreign-built, foreign-owned, foreign-crewed or foreign-flagged from engaging in coastwise trade in the United States including its territories, like Puerto Rico. The services typically provided by OSVs constitute coastwise trade as defined by the Jones Act. Consequently, competition for our Upstream services in the GoM is largely restricted to other U.S. vessel owners and operators, both publicly and privately held. We believe that we operate the second largest fleet of new generation Jones Act-qualified OSVs in the United States. See "Item 1A-Risk Factors" for a more detailed discussion of the Jones Act. Internationally, our OSVs compete against other U.S. owners, as well as foreign owners and operators of OSVs. Some of our international competitors may benefit from a lower cost basis in their vessels, which are usually not constructed in U.S. shipyards, as well as from lower crewing costs and favorable tax regimes. While foreign vessel owners cannot engage in U.S. coastwise trade, some cabotage laws in other parts of the world permit temporary waivers for foreign vessels if domestic vessels are unavailable. We and other U.S. and foreign vessel owners have been able to obtain such waivers in the foreign jurisdictions in which we operate.
Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Consequently, our MPSVs face, and the HOSMAX MPSVs to be constructed under our recently expanded fifth OSV newbuild program will face, competition from both foreign-flagged vessels and U.S.-flagged vessels for non-coastwise trade activities. However, unlike most MPSVs that do not carry significant amounts of deck, bulk or liquid cargo, our U.S.-flagged MPSVs will compete for projects with other international MPSVs as well as participate in the GoM and international OSV markets as large-capacity carriers of drilling fluids, petroleum products and deck cargos in support of deep-well exploration, development and production operations. Competition in the MPSV industry is significantly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project. While operating in the GoM, our foreign-flagged DP-3 MPSVs are required to utilize U.S. crews while foreign-owned vessels are not. U.S. crews are often more expensive than foreign crews. Also, foreign MPSV owners may have more favorable tax regimes than ours. Consequently, prices for foreign-owned MPSVs in the GoM are often lower than prices we can charge. Finally, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. However, we have, for some time, observed a clear preference by our customers for a “one-stop” Jones Act solution, which would provide improved efficiencies, derived from a single U.S.-flagged vessel as well as greater regulatory certainty as compliance questions continue to arise from the use of foreign-flagged vessels in the subsea GoM. In the post-Macondo GoM, we see this Jones Act preference as a long-term trend, not only for construction vessels but for vessels of all types working offshore.
In the wake of the Deepwater Horizon incident, we have observed intensified scrutiny by our customers placed on the safety and environmental management systems of vessel operators. As a consequence, we believe that deepwater customers are increasingly biased towards companies that have demonstrated a financial and operational commitment and capacity to employ such systems. We believe this trend will, over time, make it difficult for small enterprises to compete effectively in the deepwater OSV market. Additionally, we have observed less willingness by operators to utilize DP-1 vessels in deepwater operations in the GoM. This trend will likely result in the retirement of non-DP vessels and a migration of DP-1 vessels to non-deepwater regions, such as the shelf, and certain international regions.
Although some of our principal competitors are larger, have greater financial resources and have more extensive international operations than we do, we believe that our financial strength, operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate or intend to operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our new generation OSVs range from less than one year to 16 years. In fact, over one-third of our active new generation OSVs have been placed in-service since January 1, 2008. The average age of the industry’s conventional U.S.-flagged OSV fleet is over 30 years. We believe that most of these older vessels are cold-stacked and many of them have been or will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in-service, greater customer interest in deep-well, deepwater and ultra-deepwater drilling activity and the U.S. government-imposed drilling moratoria in the GoM. Upon completion of our fifth OSV newbuild program, we expect to own a fleet of 77 Upstream vessels of which 81% will be DP-2 or DP-3 with a weighted-average age, based on DWT, of seven years in 2016.
Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business. In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of weak market conditions that prevailed throughout 2010 and for the majority of 2011, we furloughed or laid-off hundreds of employees. As Upstream market conditions began to improve during the third quarter of 2011, the demand for qualified mariners intensified in domestic and international markets. We have re-hired most of our previously laid-off or furloughed crewmembers as well as hired new employees. In order to maintain our competitiveness for qualified licensed vessel personnel, we increased our Upstream crew wages in April 2012 by roughly $5.0 million per quarter.
Discontinued Operations
Through our Downstream segment, we previously operated nine double-hulled tank barges and nine ocean-going tugs and provided marine transportation, distribution and logistics services primarily in the northeastern United States, GoM, Great Lakes and Puerto Rico. On August 29, 2013, we closed the sale of substantially all of the assets and business of our Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately $227.5 million, after deal costs. The net proceeds of this asset sale will be reinvested in the construction of vessels under our fifth OSV newbuild program. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets, two of which were later sold to a different buyer in January and February 2014, respectively, at a nominal gain. The historical results for the Downstream segment and the gain on the sale of the segment have been presented as discontinued operations for all periods in the accompanying condensed consolidated financial statements.

CUSTOMER DEPENDENCY
Our customers are generally limited to large, independent, integrated or nationally-owned energy companies. These firms are relatively few in number. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2013, BP America, Shell Offshore and ENI each accounted for 10% or more of our consolidated revenues. For a discussion of significant customers in prior periods, see Note 12 to our consolidated financial statements.
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

OPA 90 also imposes ongoing requirements on a responsible party, including preparedness and prevention of oil spills and preparation of an oil spill response plan. We have engaged the Marine Spill Response Corporation to serve as our Oil Spill Removal Organization for purposes of providing oil spill removal resources and services for our operations in U.S. waters as required by the U.S. Coast Guard. In addition, our Tank Vessel Response Plan and Non-Tank Vessel Response Plan have been approved by the U.S. Coast Guard.
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
The United States Coast Guard published its final Ballast Rule on March 23, 2012, which became effective on June 21, 2012 requiring all our existing vessels to meet certain standards pertaining to ballast water discharges, on or before certain dates between January 2014 and January 2016. For vessels that operate within an isolated geographic region, as determined by the United States Coast Guard, compliance is achieved by record keeping. Most of our vessels operating in the GoM qualify for this treatment. However, for vessels that do not so operate, ballast water treatment equipment is required to be utilized on the vessel. The cost of compliance with this higher standard is expected to be approximately $250,000 per vessel.
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
EMPLOYEES
On December 31, 2013, we had 1,397 employees, including 1,088 operating personnel and 309 corporate, administrative and management personnel. Excluded from these personnel totals are 187 third-country nationals that we contracted to serve on our vessels as of December 31, 2013. These non-U.S. mariners are typically provided by international crewing agencies. With the exception of our mariners and shoreside employees in Brazil, none of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.
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
The failure to successfully complete our fifth OSV newbuild program or repairs, maintenance and routine drydockings on-schedule and on-budget could adversely affect our financial condition and results of operations.
In November 2011, we commenced and later expanded our fifth OSV newbuild program. We have contracted with three domestic shipyards on the Gulf Coast to construct a total of 19 new generation, high-spec OSVs, six of which have already been delivered, and five MPSVs. We routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our vessel newbuild program and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, including costs of steel, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays under our fifth OSV newbuild program could have a material adverse effect on anticipated contract commitments or anticipated revenues. Further, significant delays with respect to other possible newbuild programs or the conversion or drydockings of vessels could result in similar adverse effects to our anticipated contract commitments or revenues. Significant cost overruns or delays for vessels under construction not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations.
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
As discussed herein, oil and natural gas exploration, development and production activity in the GoM declined sharply in the wake of the federal government’s drilling moratorium that followed the Deepwater Horizon incident. It is possible that legislation or additional regulations implemented in response to the Deepwater Horizon incident, as well as the outcome of pending litigation brought by environmental groups challenging exploration plans approved since that incident by the DOI, may negatively impact the pace of permitting.
Failure by Petrobras to continue its announced plans for increased exploration and production activities offshore Brazil could have a material adverse effect on the market for high-spec OSVs.
Petrobras has publicly announced plans to spend approximately $148 billion on exploration and production activities from 2013 through 2017 and has stated that its vessel needs could increase from approximately 220 in 2013 to nearly 420 by 2020. Any decision by Petrobras to materially reduce the scope or pace of its announced exploration and production plans offshore Brazil could negatively impact the worldwide market for high-spec OSVs and could have a material adverse effect on our financial condition and results of operations.
We expect levels of oil and natural gas exploration, development and production activity to continue to be volatile and affect the demand for our services.
Oil and natural gas prices are volatile. A sustained downturn in oil prices or a continued deterioration in natural gas prices is likely to cause a decline in expenditures for exploration, development and production activity, which would likely result in a corresponding decline in the demand for OSVs and MPSVs and thus decrease the utilization and dayrates of our OSVs and MPSVs. Such decreases could negatively impact our financial condition and results of operations. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our OSVs and MPSVs.
Increases in the supply of vessels could decrease dayrates.
In addition to our fifth OSV newbuild program, certain of our competitors have announced plans to construct new vessels to be deployed in domestic and foreign locations. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-oilfield applications would result in an increase in vessel capacity in the GoM, one of our core markets. Similarly, vessel capacity in foreign markets, including our core markets of Mexico and Brazil, may also be impacted by U.S.-flagged or other vessels migrating to such foreign locations. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs or MPSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in the oil and gas industry on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors may bring additional MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally.
We may not have the funds available or be able to obtain the funds necessary to meet the obligations relating to our fifth OSV newbuild program, our 2019 convertible senior notes, our 2020 senior notes, or our 2021 senior notes.
Under our fifth OSV newbuild program, we will be required to spend approximately $1,250 million, excluding capitalized construction period interest, for the construction of vessels currently under contract, of which $716.5 million has been paid as of December 31, 2013. The amounts required to fund our fifth OSV newbuild program represent a substantial capital commitment. We expect the remaining obligations relating to this newbuild program to be paid, over time through 2016, based on construction milestones. Our 2019 convertible senior notes, our 2020 senior notes, and our 2021 senior notes, which collectively have a face value of $1,125 million, mature in September 2019, April 2020, and March 2021, respectively. In addition, upon the occurrence of certain change of control events, as defined in the indentures governing the 2020 senior notes and the 2021 senior notes, holders of such notes would have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest. Further, upon certain fundamental changes as defined in the indenture governing the 2019 convertible senior notes, holders of such notes would have the right to require us to repurchase such notes at 100% of their principal amount, plus any accrued and unpaid interest. To the extent that our cash on hand and cash flow from operations are not sufficient to meet these obligations, we plan to borrow on our currently undrawn credit facility, sell non-core assets and arrange for additional financing. Nevertheless, there can be no assurance that we will be able to sell our non-core assets or arrange for additional financing on acceptable terms. Failure to meet our obligations related to our fifth OSV newbuild program, our 2019 convertible senior notes, our 2020 senior notes, and our 2021 senior notes may result in the acceleration of our other indebtedness and result in a material adverse effect on our financial condition and results of operations.
Intense competition in our industry could reduce our profitability and market share.
Contracts for our vessels are generally awarded on an intensely competitive basis. Some of our competitors, including diversified multinational companies, have substantially greater financial resources and larger operating staffs than we do. They may be better able to compete in making vessels available more quickly and efficiently, meeting the customer’s schedule and withstanding the effect of declines in dayrates and utilization rates. They may also be better able to weather a downturn in the oil and gas industry. As a result, we could lose customers and market share to these competitors. Some of our competitors may also be willing to accept lower dayrates in order to maintain utilization, which can have a negative impact on dayrates and utilization. Similarly, competition in various markets may also be impacted by U.S.-flagged vessels migrating in and out of foreign locations due to the pace of drilling permit activity in the GoM. Moreover, customer demand for vessels under our fifth OSV newbuild program may not be as strong as we have anticipated and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability.
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
Even if we consummate an acquisition, the process of integrating acquired operations into our own may result in unforeseen operating difficulties and costs and may require significant management attention and financial resources. In addition, integrating acquired businesses may impact the effectiveness of our internal controls over financial reporting. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of utilization and profitability from acquired vessels or businesses or to realize other anticipated benefits of acquisitions.

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
Pursuant to the Budget Control Act of 2011, the United States implemented sequestration of federal spending on March 1, 2013. As originally implemented, the sequestration required the elimination of approximately $109 billion in federal spending during 2014, including a significant amount of Department of Defense spending. Through the Bipartisan Budget Act of 2013 and the Consolidated Appropriation bill for 2014, passed in December 2013 and January 2014, respectively, sequestration cuts to the Department of Defense were eased. Nevertheless, it is possible that our long-term contracts with the government may be impacted by the sequester. Included among the possible impacts are contractual terminations, the exercise by the government of purchase options on certain of our vessels, the non-renewal of contracts or the non-exercise of extension options.
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
We are also subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of a national emergency or a threat to the security of the national defense, the Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (which includes United States corporations), including vessels under construction in the United States. If one of our OSVs or MPSVs were purchased or requisitioned by the federal government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. We would also not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our OSVs or

MPSVs. The purchase or the requisition for an extended period of time of one or more of our vessels could adversely affect our results of operations and financial condition.
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
To the extent such efforts are successful and foreign competition is permitted, such competition could have a material adverse effect on domestic companies in the offshore service vessel industry and on our financial condition and results of operations. In addition, in the interest of national defense, the Secretary of Homeland Security is authorized to suspend the coastwise trading restrictions imposed by the Jones Act on vessels not controlled by U.S. citizens. Such waivers are granted from time-to-time, including in the recent past relating to the Deepwater Horizon incident.
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
The occurrence of any of these events may result in damage to or loss of our vessels and their tow or cargo or other property and injury to passengers and personnel. If any of these events were to occur, we could be exposed to liability for resulting damages and possible penalties that, pursuant to typical marine indemnity policies, we must pay and then seek reimbursement from our insurer. Affected vessels may also be removed from service and thus be unavailable for income-generating activity. While we believe our insurance coverage is at adequate levels and insures us against risks that are customary in the industry, we may be unable to renew such coverage in the future at commercially reasonable rates. Moreover, existing or future coverage may not be sufficient to cover claims that may arise and we do not maintain insurance for loss of income resulting from a marine casualty.
Our expansion of operations into international markets and shipyard activities in foreign shipyards subjects us to risks inherent in conducting business internationally.
Over the past several years we have derived a portion of our revenues from foreign sources. In addition, certain of our shipyard repair and procurement activities are being conducted with foreign vendors. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel seizure or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, kidnapping of or assault on personnel, piracy, adverse tax consequences, difficulties and costs of staffing international operations and language and cultural differences. We do not hedge against foreign currency risk. While we endeavor to contract in U.S. Dollars when operating internationally, some contracts may be denominated in a foreign currency, which would result in a foreign currency exposure risk. All of these risks are beyond our control and difficult to insure against. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.
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
In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of the volatility of the oil and gas industry and the demanding nature of the work, potential vessel employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. Further, we face strong competition within the broader oilfield industry for potential employees, including competition from drilling rig operators for our fleet personnel. As the vessels being constructed in our fifth OSV newbuild program are delivered and placed in service, we may not be able to hire employees or find suitable replacements. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our financial condition and results of operations may be adversely affected. If we are unable to recruit qualified personnel we may not be able to operate our vessels at full utilization, which would adversely affect our results of operations.
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

Restrictions contained in the indentures governing our 2020 senior notes, our 2021 senior notes, and in the agreement governing our revolving credit facility may limit our ability to obtain additional financing and to pursue other business opportunities.
Covenants contained in the indenture governing our 2020 senior notes, in the indenture governing our 2021 senior notes and in the agreement governing our revolving credit facility require us to meet certain financial tests, which may limit or otherwise restrict:

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
Our actual financial results might vary from those anticipated by us or by securities analysts and investors, and these variations could be material. From time to time we publicly provide various forms of guidance, which reflect our projections about future market expectations and operating performance. The numerous assumptions underlying such guidance may be impacted by factors that are beyond our control and might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable when such projections are made, actual results could be materially different, particularly with respect to our MPSVs.
We are susceptible to unexpected increases in operating expenses such as crew wages, materials and supplies, maintenance and repairs, and insurance costs.
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
Our future results may be impacted by volatility, weakness or deterioration in the debt and equity capital markets. Inflation, deflation, or other adverse economic conditions may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments, the failure of shipyards and major suppliers to complete orders or the failure by banks to provide expected funding under our revolving credit agreement. Additionally, credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.
Any significant softening in the already limited global economic recovery may adversely impact our ability to issue additional debt and equity in the future on acceptable terms. We cannot be certain that additional funding will be available if needed and to the extent required, on acceptable terms.

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
Future changes in legislation, policy, restrictions or regulations for drilling in the Gulf of Mexico that cause delays or deter new drilling could have a material adverse effect on our financial position, results of operations and cash flows.
In response to the April 20, 2010, Deepwater Horizon incident, the regulatory agencies with jurisdiction over oil and gas exploration, including the DOI, imposed temporary moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits that had previously been approved, and by adopting numerous new regulations and new interpretations of existing regulations regarding operations in the GoM that are applicable to our customers and with which their new applications for exploration plans and drilling permits must prove compliant. Compliance with these new regulations and new interpretations of existing regulations may materially increase the cost of drilling operations in the GoM, which could materially adversely impact our business, financial position or results of operations.
The uncertainty surrounding the timing and cost of drilling activities in the GoM is primarily the result of (i) newly issued regulations by the DOI and the BOEMRE, (ii) on-going clarifications and interpretive guidance often in the form of an NTL issued by the DOI, BOEM and BSEE relating to these newly issued regulations as well as with respect to existing regulations, (iii) continuing compliance efforts relating to these regulations, clarifications and guidance, (iv) continuing uncertainty as to the ability of BSEE to timely review submissions and issue drilling permits, (v) the general uncertainty regarding additional regulation of the oil and gas industry’s operations in the GoM and (vi) on-going and potential third party legal challenges to industry drilling operations in the GoM. In addition, the Commission appointed by the President of the United States to study the causes of the catastrophe released its report and recommended certain legislative and regulatory measures that the Commission believed should be taken to minimize the possibility of a reoccurrence of a disastrous spill. Various bills are being considered by Congress which, if enacted, could either significantly impact drilling and exploration activities in the GoM, particularly in the deepwater areas, or possibly drive a substantial portion of drilling and operational activity out of the GoM and/or out of Alaska.
Given the current restrictions, potential future restrictions and the uncertainty surrounding the availability of any exceptions to any restrictions, we cannot predict with certainty the pace with which our GoM oil and gas exploration and production customers will be able to continue their drilling activities in the GoM. Further restrictions on or increased delays in these drilling operations would have a material adverse effect on our business, financial position or future results of operations. Moreover, the uncertainty caused by any such legislation, policy, restrictions or regulations for new drilling in the GoM could aggravate the potentially adverse effects of many of the risks otherwise identified in this Annual Report on Form 10-K.
The fundamental change purchase feature of our 2019 convertible senior notes and provisions of our certificate of incorporation, bylaws, stockholder rights plan and Delaware law may delay or prevent an otherwise beneficial takeover attempt of our company.
The terms of our 2019 convertible senior notes require us to purchase the notes for cash in the event of a fundamental change. A takeover of our company would trigger the requirement that we purchase the notes. Furthermore, our certificate of incorporation and bylaws, Delaware corporations law, and our stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.
The convertible note hedge transactions may affect the value of our common stock.
In connection with the original issuance of our 2019 convertible senior notes, we entered into convertible note hedge transactions with counterparties that include the initial purchasers or their affiliates. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that initially underlie the notes, and are expected to reduce the potential equity dilution, and/or offset cash payments due, upon conversion of the notes in the event the volume-weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the strike price of the convertible note hedge transactions. Concurrently with entering into the convertible note hedge transactions, we also entered into separate warrant transactions with the same counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments, pursuant to which we sold warrants to the counterparties. If the warrants are exercised, such exercise would mitigate some of the reduction upon exercise of the convertible note hedge transactions, and could have a dilutive effect on our earnings per share to the extent that the volume-weighted average price of our common stock during the measurement period at maturity of the warrants exceeds the strike price of the sold warrants.
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
The counterparties to the convertible note hedge transactions are financial institutions, and we will be subject to the risk that any or all of them might default under the convertible note hedge transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions experienced between 2008 and 2010 resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties to the convertible note hedge transactions.
Conversion of the 2019 convertible senior notes or exercise of the warrants issued in the warrant transactions may dilute the ownership interest of existing stockholders.
The conversion of the 2019 convertible senior notes or exercise of some or all of the warrants we issued in the warrant transactions may dilute the ownership interests of existing stockholders. Although the convertible note hedge transactions are expected to reduce potential dilution upon conversion of our convertible notes, the warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated exercise of the warrants for shares of our common stock could depress the price of our common stock. Current accounting standards require us to use the treasury method for determining potential dilution in our diluted earnings per share computation since it is our intention to settle the principal amount of the notes in cash. However, if due to changes in facts and circumstances beyond our control such intention were to change, or it becomes probable that we will be unable to settle the principal in cash, we could be required to change our methodology for determining fully diluted earnings per share to the if-converted method. The if-

converted method would result in a substantial dilutive effect on diluted earnings per share compared to the treasury method.
ITEM 1B—Unresolved Staff Comments
None.
ITEM 2—Properties
Our principal executive offices are in Covington, Louisiana, where we lease approximately 65,000 square feet of office space under a lease with an initial term expiring in September 2025 and three additional five-year renewal periods. Our primary domestic operating office is located in Port Fourchon, Louisiana. We also maintain four international offices from which we operate our fleet of vessels in Mexico and Brazil, as set forth below. For more information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included within this report. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Our principal properties as of December 31, 2013 are as follows:

Location	Description	Area Using Property	Owned/Leased
Covington, Louisiana, USA	Corporate Headquarters	Corporate	Leased
Hammond, Louisiana, USA	Warehouse	Upstream	Owned
Port Fourchon, Louisiana, USA	Dock, Office, Warehouse, Yard	Upstream	Leased
Paraiso, Tabasco, Mexico	Office	Upstream	Leased
Ciudad Del Carmen, Campeche, Mexico	Office	Upstream	Leased
Barra da Tijuca, Rio de Janeiro, Brazil	Office	Upstream	Leased
Macae, Rio de Janeiro, Brazil	Office	Upstream	Leased
Houston, Texas, USA	Office	Upstream	Leased
In addition to the foregoing, our revenues are principally derived from our fleet of 55 new generation OSVs and four MPSVs described in Item 1—Business of this Annual Report on Form 10-K.
Item 3—Legal Proceedings
The Company has made presentment of a claim to BP in the class action lawsuit arising from the Deepwater Horizon tragedy. Doing so has allowed the Company to preserve claims against BP under OPA 90 assuming the Company has claims that are compensable under the court-approved settlement reached between BP and class action plaintiffs.
The Company is currently investigating two incidents involving the improper discharge of limited amounts of water containing oil residues into the environment. The Company voluntarily reported both instances to state and federal authorities. While the Company has not been informed of the initiation of legal proceedings against the Company, one possible outcome of these acts could be legal proceedings against the Company or certain of its personnel. It is too early in our investigation to accurately assess the ultimate outcome.
A further discussion of current legal proceedings is set forth in Note 10 to our consolidated financial statements.
Item 4—Mine Safety Disclosures
None.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices for our common stock as reported by the NYSE during 2013 and 2012.

	2013		2012
	High	Low	High	Low
First Quarter	$46.75	$34.82	$43.47	$31.26
Second Quarter	$56.13	$39.25	$43.83	$31.68
Third Quarter	$59.40	$52.62	$43.78	$34.00
Fourth Quarter	$59.93	$47.02	$38.06	$31.96
On January 31, 2014, we had 26 holders of record of our common stock.
We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements, retire debt and fund future growth. Any future payment of cash dividends will depend upon the financial condition, capital requirements, plans to reduce our long-term debt and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 2020 senior notes, our 2021 senior notes and the agreement governing our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See "Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to our consolidated financial statements for further discussion.
See "Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except operating and per share data)
Our selected historical consolidated financial information as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC. The historical results for the Downstream segment and the gain on the sale of that segment have been presented as discontinued operations for all periods in the Selected Historical Consolidated Financial Information presented herein. See Note 13 of the Consolidated Financial Statements for more information.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues	$548,145	$463,309	$330,836	$374,527	$326,657
Operating expenses	239,239	226,462	177,868	166,349	121,488
Depreciation and amortization	85,962	73,675	67,910	64,685	50,740
General and administrative expenses	53,428	45,178	32,327	34,295	27,902
Gain (loss) on sale of assets	1,587	(350)	980	986	111
Operating income	171,103	117,644	53,711	110,184	126,638
Loss on early extinguishment of debt	(25,776)	(6,048)	—	—	—
Interest income	2,515	2,167	829	528	482
Interest expense	47,352	57,869	59,649	55,183	21,024
Other income (expenses)(1)	(92)	185	231	104	(597)
Income (loss) before income taxes	100,398	56,079	(4,878)	55,633	105,499
Income tax expense (benefit)	36,320	21,384	(1,358)	20,655	38,873
Income (loss) from continuing operations	64,078	34,695	(3,520)	34,978	66,626
Income (loss) from discontinued operations, net of tax	47,315	2,322	959	1,438	(16,226)
Net income (loss)	111,393	37,017	(2,561)	36,416	50,400
Per Share Data:
Basic earnings (loss) per common share from continuing operations	$1.79	$0.98	$(0.12)	$1.33	$2.56
Basic earnings (loss) per common share from discontinued operations	1.31	0.07	0.03	0.05	(0.62)
Basic earnings (loss) per common share	$3.10	$1.05	$(0.09)	$1.38	$1.94
Diluted earnings (loss) per common share from continuing operations	$1.76	$0.97	$(0.12)	$1.29	$2.47
Diluted earnings (loss) per common share from discontinued operations	1.29	0.06	0.03	0.05	(0.60)
Diluted earnings (loss) per common share	$3.05	$1.03	$(0.09)	$1.34	$1.87
Weighted average basic shares outstanding	35,895	35,311	27,876	26,396	26,040
Weighted average diluted shares outstanding(2)	36,548	36,080	27,876	27,176	26,975
Balance Sheet Data (at period end):
Cash and cash equivalents	$439,291	$576,678	$356,849	$126,966	$51,019
Working capital(3)	518,959	388,004	401,216	162,156	85,736
Property, plant, and equipment from continuing operations, net	2,125,374	1,643,623	1,431,414	1,421,151	1,411,036
Property, plant, and equipment from discontinued operations, net	759	168,487	174,371	184,970	191,627
Total assets(4)	2,834,280	2,631,731	2,136,346	1,878,425	1,786,348
Total short-term debt(5)	—	238,907	—	—	—
Total long-term debt(6)	1,064,092	850,530	770,648	758,233	746,674
Total stockholders’ equity	1,295,428	1,165,845	1,072,988	841,877	797,063
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	$207,067	$128,865	$52,582	$126,145	$160,918
Investing activities	(526,630)	(255,323)	(62,889)	(56,434)	(261,423)
Financing activities	(61,344)	334,391	228,830	1,866	110,590
Net cash provided by (used in) discontinued operations:
Operating activities	$15,368	$13,847	$11,068	$4,186	$16,633
Investing activities	228,689	(1,772)	675	129	4,066
Other Financial Data (unaudited):
EBITDA(7)	$231,197	$185,456	$121,852	$174,973	$176,781
Capital expenditures	542,651	258,325	72,176	59,121	267,562
Other Operating Data (unaudited)(8):
Average number of new generation OSVs(9)	50.7	51.0	51.0	49.9	43.2
Average number of active new generation OSVs(10)	50.3	48.3	41.8	42.4	39.2
Average new generation OSV fleet capacity (DWT)	132,564	128,190	128,190	124,965	105,858
Average new generation OSV vessel capacity (DWT)	2,609	2,514	2,514	2,507	2,448
Average new generation OSV utilization rate(11)	83.7%	83.2%	71.5%	71.6%	79.9%
Average new generation OSV dayrate(12)	$26,605	$23,445	$21,121	$21,561	$21,348
Effective dayrate(13)	$22,268	$19,506	$15,102	$15,438	$17,057

(1)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.

(2)
For the years ended December 31, 2013 and 2012, the Company had no anti-dilutive stock options. Due to a net loss, we excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,209 shares of common stock for the year ended December 31, 2011 because the effect was anti-dilutive. For the years ended December 31, 2010 and 2009, stock options representing rights to acquire 400 and 414 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes and related unamortized compensation. See Note 3 of our consolidated financial statements for more information about diluted shares outstanding.

(3)	Includes working capital (deficit) from discontinued operations in the amount of $1,461, $(1,750), $210, $(677), and $(787) as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(4)	Includes total assets from discontinued operations in the amount of $2,337, $176,277, $183,472, $195,464, and $196,317 as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(5)
Excludes original issue discount associated with our 2026 convertible senior notes in the amount of $11,093 as of December 31, 2012. These notes were putable by the holders to the Company on November 15, 2013 and therefore were classified as short-term debt. These notes were converted or redeemed in full by the Company in November 2013.

(6)
Excludes original issue discount associated with our 2014 senior notes in the amount of $215, $279, and $341 as of December 31, 2011, 2010, and 2009, respectively; original issue discount associated with our 2017 senior notes in the amount of $4,771, $5,571, $6,305, and $6,980 as of December 31, 2012, 2011, 2010 and 2009, respectively; imputed original issue discount associated with our 2026 convertible senior notes in the amount of $23,566, $35,183, and $46,005 as of December 31, 2011, 2010, and 2009, respectively; and imputed original issue discount associated with our 2019 convertible senior notes in the amount of $60,908 and $69,699 as of December 31, 2013 and 2012, respectively.

(7)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.

(8)
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

(9)
We owned 53 new generation OSVs as of December 31, 2013. Our average number of new generation OSVs for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 reflect the deliveries of certain vessels under our fourth and fifth OSV newbuild programs. Please refer to Our Vessels on page 4 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data are ten conventional OSVs that were acquired in August 2007, nine of which have been sold on various dates in 2008, 2009, and 2010. Our sole remaining conventional OSV, which is stacked, is considered a non-core asset.

(10)
In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Based on improved market conditions, we had re-activated all of our stacked new generation OSVs by June 30, 2013.

(11)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

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

The following table provides the detailed components of EBITDA from continuing operations as we define that term for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 respectively (in thousands).

	Year Ended December 31,
	2013	2012	2011	2010	2009
Components of EBITDA:
Income from continuing operations	$64,078	$34,695	$(3,520)	$34,978	$66,626
Interest, net:
Debt obligations	47,352	57,869	59,649	55,183	21,024
Interest income	(2,515)	(2,167)	(829)	(528)	(482)
Total interest, net	44,837	55,702	58,820	54,655	20,542
Income tax expense (benefit)	36,320	21,384	(1,358)	20,655	38,873
Depreciation	55,332	52,005	52,453	50,008	34,922
Amortization	30,630	21,670	15,457	14,677	15,818
EBITDA	$231,197	$185,456	$121,852	$174,973	$176,781
The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 respectively (in thousands).

	Year Ended December 31,
	2013	2012	2011	2010	2009
EBITDA Reconciliation to GAAP:
EBITDA	$231,197	$185,456	$121,852	$174,973	$176,781
Cash paid for deferred drydocking charges	(35,875)	(39,211)	(16,832)	(13,153)	(17,297)
Cash paid for interest	(53,636)	(38,597)	(43,811)	(44,178)	(24,201)
Cash paid for taxes	(4,537)	(1,332)	(1,272)	(2,809)	(15,520)
Changes in working capital	33,458	3,571	(13,297)	4,274	34,246
Stock-based compensation expense	11,888	10,805	6,403	8,144	7,746
Loss on early extinguishment of debt	25,776	6,048	—	—	—
Changes in other, net	(1,204)	2,125	(461)	(1,106)	(831)
Cash flows provided by operating activities	$207,067	$128,865	$52,582	$126,145	$160,924
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2013	2012	2011	2010	2009
Loss on early extinguishment of debt	$25,776	$6,048	$—	$—	$—
Stock-based compensation expense	11,914	10,891	6,525	8,710	8,704
Interest income	2,515	2,167	829	528	482

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
General
Our operations are primarily conducted in three core markets comprised of the GoM, Brazil and Mexico. Descriptions of these core markets are included below.
Gulf of Mexico
The GoM continues to be considered a world-class basin by exploration and production companies. In its Annual Energy Outlook 2013, the EIA estimated that the GoM contains 45 billion barrels of recoverable oil equivalent. While the Deepwater Horizon incident negatively impacted our operations in the GoM during 2010 and 2011, we observed considerable improvement in market conditions during 2012 and 2013 which were driven by 1) an increased amount of exploration and production activities; and 2) a reduced amount of OSVs in the GoM due to decisions by vessel owners to deploy vessels in other markets following the Deepwater Horizon incident. According to IHS-Petrodata as of February 19, 2014, the number of floating rigs available in the GoM region is currently 48, which has increased from the pre-Macondo level of 34, because the nine floaters that left the region and the four floaters that have been stacked or are currently being rebuilt have since been replaced by 27 floaters brought into the region. Of the 48 rigs now available in the GoM, 39 were actively drilling as of February 19, 2014. For the five pre-Macondo years of 2005 through 2009, the historical average level of floating rigs actively drilling was 29 rigs with a peak of 35 rigs. We expect at least 13 additional units to begin work in 2014. The rate and consistency of deepwater drilling permit approvals has improved significantly over 2011 levels.
As of December 31, 2013, we operated 53 OSVs of which approximately 65% were operating in the GoM. During 2014 and 2015, we will deliver an additional 15 OSVs. Our current plan is to operate those vessels in the GoM. We expect that during 2014 and 2015 some of our OSVs will be deployed to other regions. However, our expectation is that the US GoM will remain our principal operating region. Our long-term view of market conditions in the GoM is favorable, based upon expected deliveries of incremental drilling units during 2014 and beyond. For this reason, we have resisted committing the majority of our high-spec vessels in the GoM to long-term contracts to allow us to be in position to secure more favorable terms as deepwater market conditions develop. Dayrates and utilization for our high-spec OSVs for 2013 improved from 2012 levels. Fleetwide effective, or utilization-adjusted, dayrates for our new generation OSVs, company-wide, increased about $2,762, or roughly 14%, from 2012. A significant market factor is the anticipated delivery, during 2014, of 42 additional Jones Act-qualified DP-2 vessels from U.S. shipyards, including 13 being constructed by the Company. We believe that market conditions in the GoM will be uneven during at least the first half of 2014 as these new vessels are absorbed by the market and matched with recently delivered and yet to be delivered drilling units. To the extent that new rig deliveries are delayed or to the extent existing rigs leave the GoM, the market for supply vessels may become oversupplied for a time. Nevertheless, recent announcements appear to support our view that the number of units working in the GoM will continue to increase. Because decisions concerning deployment of drilling rigs are controlled by our customers and market forces, we cannot predict with certainty the number of units that will work in the GoM. Recent softness in pricing for deepwater drilling units has been observed not only in the GoM but industry-wide. Lower prices could be a catalyst for an increase in drilling activity. However, the softness may also be a symptom of reduced drilling demand stemming from oil company spending and activity reductions, which may not quickly respond to lower drilling costs.
During 2013 and the first two months of 2014, we took delivery and placed into service six of the 24 HOSMAX vessels we are constructing as part of our fifth newbuild program. All of these vessels were placed into service in the GoM on contracts ranging from six months to three years at dayrates averaging in the low-to-mid $40,000 range. Of the remaining 12 vessels to be delivered this year, we have been engaged in favorable discussions with customers and expect these vessels to be contracted as they are delivered into the market. Several factors will impact whether, in the short-term, our utilization rates can be sustained at desired pricing. The future rig-count, the pace of permitting in the GoM and the number of new vessels delivered into the GoM market from domestic shipyards or foreign markets are among the most significant of such factors.
Our fleet in the GoM also includes six DP-1 OSV’s. During the last two years, we have observed a tendency by our deepwater customers to rely almost exclusively on DP-2 vessels for their operations. Consequently, our DP-1 vessels have migrated to shelf operations and other activities not involving deepwater drilling. During 2013, GoM market conditions for our DP-1 vessels were uneven. Part of our DP-1 strategy has been to convert certain of those vessels to DP-2. In September 2012, the Company commenced a vessel retrofit program to convert six Super 200 class DP-1 vessels into 240 class DP-2 vessels. We completed the conversion of six vessels between December 2012 and November 2013. We incurred approximately 752 vessel-days of aggregate commercial downtime for those vessels (roughly 125 days each) and those vessels were redelivered to the Company in their larger new DP-2 configurations on various dates between May 2013 and November 2013. In addition, we have seen international opportunities for DP-1 equipment and contemplate that several DP-1 vessels will migrate out of the U.S. GoM. We are considering whether to convert additional DP-1 vessels to DP-2.

Our operations in the GoM could be adversely affected by an increasing shortage of, and competition for, qualified mariners. This shortage is being exacerbated by customer and regulatory driven requirements that increase the manning levels on many vessels, including drilling units that operate in the GoM. Mariner shortages have driven up labor costs, which comprise the greatest portion of our operating costs. To address intense competition for licensed mariners, we increased our Upstream crew wages in April 2012 by roughly $5.0 million per quarter. We expect upward pressure on wage levels to continue into 2014 and beyond. We will also have incremental expenses due to the expansion of our fleet personnel and shoreside support staff in anticipation of the vessels that will be delivered under our fifth OSV newbuild program.
During the fourth quarter of 2013, we experienced production delays at one of the shipyards contracted for the construction of HOSMAX OSVs. Insufficient labor resources and poor component vendor performance had a direct negative impact on eight of the remaining vessel deliveries at that yard, causing us to move back the delivery projections for those vessels by approximately 45 days per vessel. However, the overall newbuild program is still 98% on-time and remains on budget. We believe that our shipyard experience is not unique and is occurring industry-wide and could adversely impact the timeliness of deliveries of not only our own vessels but also vessels and drilling units expected to be delivered over the course of the next few years. In addition, these issues could adversely impact available working days following vessel deliveries in the event that defects manifest themselves subsequent to shipyard delivery. We believe that many component manufacturers are aware of these challenges and will take or are taking measures to mitigate them, however, we do not know whether those steps will be effective or timely.
Mexico
The primary customer in the Mexican market is the state-owned oil company, PEMEX. Production from the Cantarell field, which according to the EIA is PEMEX’s largest offshore oilfield, has declined to approximately 500,000 barrels per day from approximately $2.1 million barrels at its peak. In 2011, 75% of Mexico’s total crude oil production came from offshore fields located in the Bay of Campeche, including the Cantarell field and the Ku-Maloob-Zaap field. In its July 2011 Outlook, PEMEX highlighted that 49% of its prospective resources, or 26.6 billion barrels of oil equivalent, are in the deepwater Gulf of Mexico. In December 2013, the Mexican congress voted in favor of allowing the government to grant contracts and licenses for exploration and extraction of oil and gas to multinational firms, which had been prohibited under Mexico’s constitution for several decades. In the first quarter of 2014, PEMEX will be required to submit proposals for existing holdings it believes it has the capability to develop. Under this “round zero” of the bidding process, the energy ministry will then decide in late-2014 which of those fields it should grant to PEMEX. We expect the projects that PEMEX does not retain will be the more difficult projects that will be turned over for joint-

ventures with multinational producers. These joint-ventures could be established in late-2014 or early-2015. We expect these changes to provide additional demand drivers in Mexico for our vessels.
Currently, there are five floating rigs and 39 jack-up rigs drilling offshore Mexico. PEMEX has announced plans to add another floating rig and 19 more high-spec jack-up rigs during 2014. We began working in Mexico in 2002 and currently have six vessels working there under long-term contracts. We will continue to actively bid additional vessels into Mexico as tenders are issued by PEMEX and these joint-ventures.
In December 2013, the United States enacted a law that would implement the United States-Mexico Transboundary Hydrocarbons Agreement. This agreement would establish rules for developing nearly 1.5 million acres of oil and gas resources along the United States' maritime border with Mexico. We expect this could help create additional resource opportunities for United States oil companies in the Gulf of Mexico.
Brazil
Brazil is experiencing an increase in activity related to its large deepwater and pre-salt oilfield basins. This increase in activity is driven primarily by the state-owned oil company, Petroleo Brasileiro S.A., or Petrobras, and other producers, including BP p.l.c., Chevron Corporation, Exxon Mobil Corporation and Royal Dutch Shell plc. Petrobras has publicly announced plans to spend approximately $148 billion on exploration and production activities from 2013 through 2017 and has stated that its offshore supply vessel needs could increase from approximately 220 in 2013 to nearly 420 by 2020. Brazilian operators plan to add one new floating rig by the end of 2014.
Since 2011, we have decreased our presence in Brazil from as many as 14 vessels to four vessels currently working under long-term contracts for Petrobras. Current high operating costs as well as regulatory complexity and bureaucratic inefficiency are impacting our ability to generate operating margins in Brazil that are commensurate with those we are generating and have historically generated in the GoM. Moreover, Petrobras is the single largest consumer of our services in Brazil. As is typical with large state-owned national oil companies, contracts with Petrobras are onerous and contain multiple provisions that allow Petrobras to impose penalties and deduct payments for performance issues even if we disagree with the basis of those penalties or deductions. Petrobras has exercised these kinds of measures in our contracts and we expect that we will continue to confront similar issues with Petrobras going forward. In addition to regulatory complexity and the inherent difficulties associated with the Petrobras contracting regime, there is an acute shortage of mariners in Brazil, which we are required by law to employ on our vessels. This shortage is a significant contributor to escalating costs in Brazil and could present a barrier to our near-term growth in that market. Our long-term view in Brazil is that its preeminence as a deepwater drilling region will offer us significant opportunities, particularly as our newbuild vessels are delivered. Those vessels will have the large capacities necessary for remote and ultra-deepwater drilling regions, such as the pre-salt Brazilian market. We see Petrobras making significant investments in shoreside infrastructure intended to stem the logistical bottlenecks that have hampered its ability to take full advantage of its offshore fleet. As those chokepoints get worked out over the next few years, we believe that the 6,000 DWT vessels in our fifth OSV newbuild program will have a competitive advantage over 3,000 DWT vessels, which dominate Petrobras' fleet today.
Market conditions
As of February 19, 2014, we had 48% of our new generation OSV vessel-days contracted for the fiscal year ending December 31, 2014. Our forward OSV contract coverage for the fiscal year ending December 31, 2015 currently stands at 18%. Included within our new generation contract coverage are five vessels on long-term charters with the United States government in defense capacities. It is possible that these contracts could be impacted by federal defense budget sequestration. MPSV contract coverage for the fiscal years ending December 31, 2014 and 2015 is currently 48% and 6%, respectively.
Two of the principal threats facing the Upstream market in the GoM is the ability of operators and drilling contractors to comply with the new regulatory requirements and general economic conditions. As of February 19, 2014, there were 65 high-spec, Jones Act-qualified vessels under construction in U.S. shipyards that will deliver through 2016. Eighteen of such vessels are being constructed by the Company. The level and timing of fleet additions, if not commensurate with the level and timing of additional drilling units, could have a negative impact on utilization and dayrates in the GoM.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for five foreign-flagged new generation OSVs, two foreign-flagged well stimulation vessels and two foreign-flagged MPSVs. As of December 31, 2013, our 53 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	38
Other U.S. coastlines(1)	5
43
Foreign
Brazil	4
Mexico	7
Middle East	2
Other Latin America	1
14
Total Active Upstream Vessels(2)	57

(1)	Includes five vessels that are currently supporting the military.

(2)	Excluded from this table is one non-core conventional OSV that was stacked as of December 31, 2013.
OSV Newbuild Program #5. Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, and five 310 class MPSVs. As of February 19, 2014, we had delivered and placed in service six vessels under such newbuild program. Delivery of the 18 remaining vessels under this 24-vessel domestic newbuild program is expected to occur on various dates during 2014 through 2016. As a result of this newbuild program, we expect to own and operate 66 and 68 new generation OSVs as of December 31, 2014, and 2015, respectively. These aggregate OSV vessel additions result in a projected average new generation OSV fleet complement of 58.7 and 67.7 vessels for the fiscal years 2014 and 2015, respectively. With the addition of the five MPSVs, we expect to own and operate five, seven and nine MPSVs as of December 31, 2014, 2015 and 2016, respectively. These MPSV additions result in a projected average MPSV fleet complement of 4.5, 5.3 and 7.8 vessels for the fiscal years 2014, 2015 and 2016, respectively. The aggregate cost of our fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,250 million. For further information regarding our fifth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.
Discontinued Operations
General
On August 29, 2013, we closed the sale of substantially all of the assets and business of our Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately $227.5 million, after deal costs. This sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. The historical results for the Downstream segment and the gain on the sale thereof have been presented as discontinued operations for all periods in the accompanying condensed consolidated financial statements.
Operating Costs
Our operating costs are primarily a function of fleet size, areas of operations and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization. In the past, we have been able to realize meaningful reductions in our operating costs by stacking under-utilized vessels.
In certain foreign markets in which we operate, we are susceptible to higher operating costs, such as materials and supplies, crew wages, maintenance and repairs, taxes, importation duties, and insurance costs. Difficulties and costs of staffing international operations, including vessel crews, and language and cultural differences generally contribute to a higher cost structure in foreign locations compared to our domestic operations. We may not be able to recover higher international operating costs through higher dayrates charged to our customers. Therefore, when we increase our international complement of vessels, our gross margins may fluctuate depending on the foreign areas of operation and the complement of vessels operating domestically.
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
Carrying Value of Vessels. We depreciate our OSVs and MPSVs over estimated useful lives of 25 years each. Salvage value for our new generation marine equipment is typically 25% of the originally recorded cost for these asset types. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate that recovery of the carrying amount of our vessels might not be possible.
We presently review our vessels for impairment using the following asset groups: New Generation OSVs, MPSVs, Conventional OSVs and Stacked Downstream Vessels (the latter two categories being evaluated on an individual basis, not as a group). Management has concluded that these groupings are currently appropriate because our vessels are highly mobile and are consistent based on the operating and marketing characteristics desired by our customers. When analyzing asset groups for impairment, we consider both historical and projected operating cash flows, operating income, and EBITDA based on current operating environment and future conditions that we can reasonably anticipate, such as inflation or prospective wage costs. These projections are based on, but not limited to, job location, current market dayrates included in recent sales proposals, utilization and contract coverage; along with anticipated market drivers, such as drilling rig movements, results of offshore lease sales and discussions with our customers regarding their ongoing drilling plans. When evaluating stacked vessels that are not expected to return to service, we use recent vessel sales and/or independent third-party appraisers to determine our estimate of undiscounted future cash flow. The vessel appraisers used for these assets are the same ones that are used by our lenders when vessels are appraised in secured financing arrangements. We have executed financing transactions in the ordinary course of our business, such as our revolving credit facility, requiring third-party appraisals for collateralized assets. Such appraisals are reviewed and considered in assessing whether an impairment exists.
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

We reviewed ASC 360 regarding triggering events that would require an impairment analysis and concluded that there were no such events in 2013 or 2012. While the Company has historically operated its Upstream vessels predominately in the GoM, we will continue to deploy vessels to international markets as conditions warrant. Our technologically advanced vessels are capable of working in and are effectively mobilized to different markets so neither the geographic location of vessels, nor reduced drilling activity in a particular exploration area is considered on its own as an impairment trigger. It is Management’s opinion that the fair values of all of our asset groups exceed their carrying values. In order for the fair values of any of our assets to be below their respective carrying values, current and projected effective dayrates would have to be significantly below the lowest levels experienced in our Company’s history. In addition, those market conditions would have to be sustained for the remaining economic useful lives of each vessel class, which is also unlikely.
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
Mobilization Costs. Vessels will routinely move to and from international and domestic operating areas. Mobilization costs associated with relocating vessels typically include fuel, crew costs, vessel modifications, materials and supplies, importation taxes or other pre-positioning expenses required by the customer. The extent of mobilization costs incurred to relocate a vessel is directly related to the customer contract terms and area of operation. Some of our charter agreements provide for us to recover mobilization costs through billings to our customers. Unless mobilization costs are rebillable to customers, we expense these costs as incurred.
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
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our new generation OSVs and the average number and size of such vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, our shore-base facility, and vessel management services. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accomodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

	Years Ended December 31,
	2013	2012	2011
Offshore Supply Vessels:
Average number of new generation OSVs(1)	50.7	51.0	51.0
Average number of active new generation OSVs(2)	50.3	48.3	41.8
Average new generation OSV fleet capacity (DWT)	132,564	128,190	128,190
Average new generation vessel capacity (DWT)	2,609	2,514	2,514
Average new generation OSV utilization rate(3)	83.7%	83.2%	71.5%
Average new generation OSV dayrate(4)	$26,605	$23,445	$21,121
Effective dayrate(5)	$22,268	$19,506	$15,102

(1)
We owned 53 new generation OSVs as of December 31, 2013. Our average number of new generation OSVs for the year ended December 31, 2013 reflects the deliveries of certain vessels under our fifth OSV newbuild program. Please refer to Our Vessels on page 4 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data is one conventional OSV that we consider to be a non-core asset.

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

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012
Summarized financial information for the years ended December 31, 2013 and 2012, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$ Change	% Change
Revenues:
Domestic	$415,898	$301,430	$114,468	38.0%
Foreign	132,247	161,879	(29,632)	(18.3)%
	548,145	463,309	84,836	18.3%
Operating expenses	239,239	226,462	12,777	5.6%
Depreciation and amortization	85,962	73,675	12,287	16.7%
General and administrative expenses	53,428	45,178	8,250	18.3%
	378,629	345,315	33,314	9.6%
Gain (loss) on sale of assets	1,587	(350)	1,937	>100.0%
Operating income	171,103	117,644	53,459	45.4%
Loss on early extinguishment of debt	25,776	6,048	19,728	>100.0%
Interest expense	47,352	57,869	(10,517)	(18.2)%
Interest income	2,515	2,167	348	16.1%
Income tax expense	36,320	21,384	14,936	69.8%
Income from continuing operations	64,078	34,695	29,383	>100.0%
Income from discontinued operations, net of tax	47,315	2,322	44,993	>100.0%
Net income	$111,393	$37,017	$74,376	>100.0%

Revenues. Revenues for 2013 increased by $84.8 million, or 18.3%, to $548.1 million compared to $463.3 million for 2012 due to improved Upstream market conditions. Our weighted-average active operating fleet for 2013 was approximately 54 vessels compared to 52 vessels for 2012. These higher revenues primarily resulted from increased demand for our high-spec OSVs, including four newly constructed vessels placed in service under our fifth OSV newbuild program, and MPSVs operating in the GoM. Vessels placed in-service under our fifth OSV newbuild program accounted for an $11.8 million increase in revenues during 2013. Revenue from our four-vessel MPSV fleet increased by $33.3 million, or 35.0%, for 2013 compared to 2012. Our new generation OSV average dayrates were $26,605 for 2013 compared to $23,445 for 2012, an increase of $3,160, or 13.5%. Our new generation OSV utilization was 83.7% for 2013 compared to 83.2% for 2012. Domestic revenues increased by $114.5 million during 2013 due to improved spot market activity in the GoM. Foreign revenues decreased by $29.6 million primarily due to an average of four fewer vessels deployed to foreign regions during 2013 compared to 2012. Foreign revenues comprised 24.1% of our total revenues for 2013 compared to 34.9% for 2012.
Operating expenses. Operating expenses were $239.2 million, an increase of $12.8 million, or 5.6%, for 2013 compared to $226.5 million for 2012. Newly constructed vessels placed in service during 2013 accounted for approximately $7.3 million of the higher operating costs. The remaining increase in operating expenses was driven by an increase in the number of active vessels in our fleet during 2013 compared to 2012 and by the full-year impact of the April 2012 mariner wage increases on 2013 operating expenses. The increase in the number of active vessels in our fleet is primarily due to the partial-period contribution of four newly constructed vessels under our fifth OSV newbuild program. Aggregate cash operating expenses are projected to be in the range of $305.0 million to $320.0 million for 2014. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our vessels to or from international markets; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense was $12.3 million, or 16.7%, higher for 2013 compared to 2012. This increase is primarily due to the contribution of four OSVs that were placed in service during 2013, as well as the higher cost basis of vessels redelivered to the Company under its 200 class OSV retrofit program. The increase in amortization is primarily due to a higher per-vessel average in shipyard costs for vessel regulatory drydockings given the shift in our fleet mix to a higher percentage of larger high-spec OSVs and MPSVs. Depreciation and amortization expense is expected to increase from current levels as the vessels under our current newbuild and conversion programs are placed in-service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expenses. General and administrative expenses of $53.4 million increased by $8.3 million, or 18.3%, during 2013 compared to 2012. This increase in G&A expenses was primarily the result of higher shoreside incentive compensation expense. General and administrative expenses as a percentage of revenues were 9.7% for 2013 compared to 9.8% for 2012. Our general and administrative expenses are expected to increase to the approximate annual range of $60 million to $63 million for 2014, commensurate with our pending fleet growth and expanding international operations. We expect to remain within the historical range of G&A-to-revenue margins of our public company OSV peer group.
Gain (Loss) on Sale of Assets. During 2013, we sold certain non-core marine assets that resulted in an aggregate gain of approximately $1.6 million ($1.0 million after-tax or $0.03 per diluted share). During 2012, we sold certain non-core shoreside assets that resulted in an aggregate loss of approximately $0.4 million ($0.2 million after-tax or $0.01 per diluted share). The gain on sale of our Downstream segment is reflected in discontinued operations.
Operating Income. Operating income increased by $53.5 million to $171.1 million during 2013 compared to 2012 for the reasons discussed above. Operating income as a percentage of revenues was 31.2% for 2013 compared to 25.4% for 2012.
Loss on Early Extinguishment of Debt. On March 14, 2013, we commenced a cash tender offer for all of the $250.0 million in aggregate principal amount of our 2017 senior notes. Approximately 94% of such senior notes were validly tendered during the designated tender period, which ended on March 27, 2013. The remaining 2017 senior notes were redeemed on May 13, 2013. During 2013, we recorded a loss on early extinguishment of debt of approximately $25.8 million ($16.1 million after-tax or $0.44 per diluted share), which was comprised of the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. During 2012, we recorded an aggregate loss on early extinguishment of debt of approximately $6.0 million ($3.7 million after-tax or $0.11 per diluted share) related to a similar tender offer for our 2014 senior notes.
Interest Expense. Interest expense decreased $10.5 million during 2013 compared to 2012 primarily due to higher capitalized interest attributable to vessels under construction. During 2013, we capitalized interest of $31.2 million, or roughly 40% of our total interest costs, compared to capitalized interest of $11.0 million, or roughly 16% of our total interest costs, for 2012. This net decrease in interest expense, due to capitalized interest, was offset by the incurrence of $16.6 million of incremental interest expense (including $6.3 million of incremental original issue discount) related to the issuances of senior notes in March 2012 and March 2013, and convertible senior notes in August 2012. See “Liquidity and Capital Resources” for further discussion.
Interest Income. Interest income increased by $0.3 million to $2.5 million for 2013 compared to $2.2 million for 2012. Our average cash balance increased to $663.4 million for 2013 compared to $500.8 million for 2012. The average interest rate earned on our invested cash balances was approximately 0.4% during the fiscal years ended December 31, 2013 and December 31, 2012, respectively. The increase in average cash balance was primarily due to the sale of our active Downstream fleet, which resulted in net cash proceeds of approximately $227.5 million in the aggregate, after deal costs, and our March 2013 bond refinancing, which resulted in net cash proceeds of $173.9 million.
Income Tax Expense. Our effective tax rate was 36.2% and 38.1% for 2013 and 2012, respectively. The lower tax rate for 2013 compared to 2012 was primarily attributable to the tax benefit taken in 2013 as a result of the re-pricing of the net deferred tax liabilities on the balance sheet as a result of the sale of the Downstream segment. During 2013, our income tax expense primarily consisted of deferred taxes. Our income tax rate is different from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance increased year-over-year by $29.4 million for reported income from continuing operations of $64.1 million for 2013 compared to $34.7 million for 2012. This increase in income from continuing operations for 2013 was primarily due to higher operating income based on improved market conditions discussed above and a $10.5 million decrease in interest expense. Income from continuing operations for 2013 was adversely impacted by a $25.8 million pre-tax loss on early extinguishment of debt.

Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels for 2013 and 2012 have been restated and reflected as discontinued operations. Operating income for this segment included a gain on sale of assets of approximately $60.0 million ($38.1 million after-tax or $1.04 per diluted share). During 2013, the operating financial performance of these vessels was favorably impacted by increased demand for movements of petroleum based products in the GoM.
The following table details financial highlights for fiscal years ended December 31, 2013, and 2012, respectively, related to our Downstream segment that was sold in August 2013 (in thousands):

	Year Ended December 31,
	2013	2012
Revenue	$43,318	$49,429
Gain on sale of assets	60,076	624
Operating income	74,278	3,663
Income from discontinued operations, net of tax	47,315	2,322

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011
Summarized financial information for the years ended December 31, 2012 and 2011, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2012	2011	$ Change	% Change
Revenues:
Domestic	$301,430	$182,226	$119,204	65.4%
Foreign	161,879	148,610	13,269	8.9%
	463,309	330,836	132,473	40.0%
Operating expenses	226,462	177,868	48,594	27.3%
Depreciation and amortization	73,675	67,910	5,765	8.5%
General and administrative expenses	45,178	32,327	12,851	39.8%
	345,315	278,105	67,210	24.2%
Gain (loss) on sale of assets	(350)	980	(1,330)	> (100.0)%
Operating income	117,644	53,711	63,933	>100.0%
Loss on early extinguishment of debt	6,048	—	6,048	>100.0%
Interest expense	57,869	59,649	(1,780)	(3.0)%
Interest income	2,167	829	1,338	>100.0%
Income tax expense (benefit)	21,384	(1,358)	22,742	>100.0%
Income (loss) from continuing operations	34,695	(3,520)	38,215	>100.0%
Income from discontinued operations, net of tax	2,322	959	1,363	>100.0%
Net income (loss)	$37,017	$(2,561)	$39,578	>100.0%

Revenues. Revenues for 2012 increased by $132.5 million, or 40.0%, to $463.3 million compared to $330.8 million for 2011 due to improved Upstream market conditions. Our weighted-average active operating fleet for 2012 was approximately 52 vessels compared to 46 vessels for 2011, entirely due to the reactivation of previously stacked vessels. These higher revenues primarily resulted from increased demand for our high-spec OSVs and MPSVs, and the reactivation of 14 new generation OSVs that were returned to service during 2011 and 2012. Revenue from our four-vessel MPSV fleet increased by $49.6 million, or 109% for 2012 compared to 2011. Our new generation OSV average dayrates were $23,445 for 2012 compared to $21,121 for 2011, an increase of $2,324, or 11.0%. Our new generation OSV utilization was 83.2% for 2012 compared to 71.5% for 2011. During 2011, our average OSV utilization was adversely affected by roughly 3,300 days out-of-service related to stacked vessels and 528 days of aggregate downtime related to customer-required modifications and pre-positioning of eight vessels that were mobilized to foreign markets. The deepwater drilling moratoria in the GoM also contributed to the lower Upstream utilization in 2011. We had an average of 2.7 new generation OSVs stacked during 2012 compared to an average of 9.2 stacked vessels during 2011. Domestic revenues increased by $119.2 million during 2012 due to increased drilling activity in the GoM. Foreign revenues increased by $13.3 million due to additional vessels deployed to Latin America since early 2011. Foreign revenues comprised 34.9% of our total revenues for 2012 compared to 44.9% for 2011.
Operating expenses. Operating expenses for 2012 increased by $48.6 million, or 27.3%, to $226.5 million. Operating expenses were driven higher by an increased number of vessels that had been re-activated since early 2011 and, to a lesser extent, higher costs for our vessels operating in Latin America and higher crew wages. Market-driven mariner wage increases that commenced in April 2012 drove our operating expenses higher by approximately $5 million per quarter for the last three quarters of 2012.
Depreciation and Amortization. Depreciation and amortization expense was $5.8 million, or 8.5%, higher for 2012 compared to 2011. This increase is primarily due to higher costs for vessel regulatory drydockings and incremental amortization expense related to the vessels that were previously stacked and required recertification prior to being re-activated.
General and Administrative Expenses. General and administrative expenses of $45.2 million increased by $12.9 million, or 39.8%, during 2012 compared to 2011. This increase in G&A expenses was primarily the result of higher shoreside incentive compensation, fleet recruiting and training expenses. General and administrative expenses as a percentage of revenues were 9.8% for 2012 and 2011, respectively.
Gain on Sale of Assets. During 2012, we sold certain non-core shoreside assets for net cash proceeds of $3.0 million, which resulted in an aggregate loss of approximately $0.4 million ($0.2 million after-tax or $0.01 per diluted share). During 2011, we sold two ROVs for net cash proceeds of $9.3 million, which resulted in an aggregate gain of approximately $1.0 million ($0.8 million after tax or $0.03 per diluted share).
Operating Income. Operating income increased by $63.9 million to $117.6 million during 2012 compared to 2011 for the reasons discussed above. Operating income as a percentage of revenues was 25.4% for 2012 compared to 16.2% for 2011.
Loss on Early Extinguishment of Debt. On March 2, 2012, we commenced a cash tender offer for all of the outstanding $300.0 million in aggregate principal amount of our 2014 senior notes. Senior notes representing approximately $252.2 million, or 84% of such notes outstanding, were validly tendered during the designated tender period, which ended on March 29, 2012. The remaining $47.8 million of our 2014 senior notes were redeemed on April 30, 2012. During 2012, we recorded an aggregate loss on early extinguishment of debt of approximately $6.0 million ($3.7 million after-tax or $0.11 per diluted share), which was comprised of the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. We did not retire any debt during 2011.
Interest Expense. Interest expense decreased $1.8 million during 2012 compared to 2011, primarily due to higher capitalized interest attributable to vessels under construction. During 2012, we capitalized interest of $11.0 million, or roughly 16% of our total interest costs, compared to capitalized interest of $0.4 million, or roughly 1% of our total interest costs, for 2011. See “Liquidity and Capital Resources” for further discussion.
Interest Income. Interest income increased by $1.4 million to $2.2 million for 2012 compared to $0.8 million for 2011. Our average cash balance increased to $500.8 million for 2012 compared to $189.5 million for 2011. The average interest rate earned on our invested cash balances was approximately 0.4% during the fiscal years ended December 31, 2012 and December 31, 2011, respectively.
Income Tax Expense (Benefit). Our effective tax rate was 38.1% and (27.8)% for 2012 and 2011, respectively. The tax rate for 2012 is higher than the benefit rate used in 2011 due to the effect of items not deductible for federal tax purposes. The benefit rate for 2011 is lower than our historical rate due to the amplified effect of our permanent book-tax differences on the relatively smaller pre-tax book loss for 2011. Our income tax rate is different from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance increased year-over-year by $38.2 million for reported income from continuing operations of $34.7 million for 2012 compared to a net loss of $3.5 million for 2011. The improved income from continuing operations for 2012 was primarily due to the increase in operating income based on improved market conditions discussed above and a $3.1 million pre-tax decrease in net interest expense. Income from continuing operations for 2012 was adversely impacted by a $6.0 million pre-tax loss on early extinguishment of debt.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels for 2012 and 2011 have been restated and reflected as discontinued operations.
The following table details financial highlights for the fiscal years ended December 31, 2012 and 2011, respectively, related to our Downstream segment that was sold in August 2013 (in thousands):

	Year Ended December 31,
	2012	2011
Revenue	$49,429	$50.791
Gain on sale of assets	624	559
Operating income	3,663	1,304
Income from discontinued operations, net of tax	2,322	959

Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for 2014.
We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in financial and commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our revolving credit facility will be more than sufficient to operate the Company and meet all of its near-term obligations, including milestone construction payments for the contracted vessels under our expanded fifth OSV newbuild program.
As of December 31, 2013, we had total cash and cash equivalents of $439.3 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of February 19, 2014. Excluding any cash requirements for potential new growth opportunities that may arise, our current cash on-hand and our internal cash flow projections indicate that our $300 million revolving credit facility should be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2013, we had posted letters of credit for $0.8 million and had $299.2 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the primary intended use of the facility is the potential future construction or acquisition of assets that generate additional EBITDA.
Although we expect to continue generating positive working capital through our operations, events beyond our control, such as renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the Forward Looking Statements on page ii and the Risk Factors stated in Item 1A of this Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows. None of our funded debt instruments mature any sooner than September 2019. Our currently undrawn revolving credit facility matures in November 2016. See further discussion of these refinancing conditions in the Contractual Obligations section below.
Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. We currently expect to generate sufficient cash flows from operations to meet our obligations under our fifth OSV newbuild program, commercial capital expenditures, scheduled recertifications of vessels and maintenance capital expenditures. We also currently expect to generate sufficient cash from operating activities to pay our annually recurring cash debt service and re-pay our long-term debt upon maturity. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
On November 16, 2011, we completed an underwritten public offering of 8.1 million shares of our common stock at $30.00 per share, for total gross proceeds of $241.5 million before underwriting discounts, commissions and offering expenses. This included 1,050,000 additional shares of common stock purchased pursuant to the exercise in full of the underwriters’ over-allotment option. Underwriting discounts, commissions and offering expenses of approximately $11.4 million were recorded as a reduction of additional paid-in capital. We used the net proceeds from the offering to partially fund our fifth OSV newbuild program. The aggregate cost of this expanded program, excluding construction period interest, is expected to be approximately $1,250.0 million, of which $395.3 million, $116.9 million and $21.3 million is expected to be incurred in 2014, 2015 and 2016, respectively. From the inception of our fifth OSV newbuild program through December 31, 2013, we have incurred $716.5 million, or 57.3%, of total expected project costs.

Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $207.1 million in 2013, $128.9 million in 2012, and $52.6 million in 2011. Operating cash flows in 2013 were favorably affected by improved market conditions for our high-spec OSVs and MPSVs operating in the GoM and, to a lesser extent, an increase in the weighted-average number of vessels in our operating fleet. Cash flows from operations for 2013 reflect partial-period contributions from four new generation OSVs that were delivered under our fifth OSV newbuild program. Operating cash flows in 2012 compared to 2011 were favorably affected by an increase in our weighted-average active operating fleet and improved market conditions. Cash flows from operations for 2012 reflect partial-period contributions from four new generation OSVs that were stacked during the prior year and were re-activated in 2012. Cash flows from operations for 2011 reflect full- and partial-period contributions from four additional new generation OSVs and one MPSV that were placed in-service between January 1, 2010 and December 31, 2011.
Investing Activities. Net cash used in investing activities was $526.6 million in 2013, $255.3 million in 2012, and $62.9 million in 2011. Cash utilized during 2013 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, which were partially offset by approximately $16.0 million in aggregate net cash proceeds from the sale of non-core assets. Cash utilized during 2012 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, which were partially offset by approximately $3.0 million in aggregate net cash proceeds from the sale of non-core assets. Cash utilized during 2011 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, which were partially offset by approximately $9.3 million in aggregate net cash proceeds from the sale of two ROVs.
Financing Activities. Net cash provided by (used in) financing activities was $(61.3) million in 2013, $334.4 million in 2012, and $228.8 million in 2011. Net cash used in financing activities for 2013 primarily resulted from the repurchase and retirement of our 2017 senior notes and the redemption of our 2026 convertible senior notes. These outflows were partially offset by the issuance of our 2021 senior notes. Net cash provided by financing activities for 2012 primarily resulted from the issuance of our 2020 senior notes and the issuance of our 2019 convertible senior notes. Net cash provided by financing activities for 2011 primarily resulted from our November 2011 public offering of 8.1 million shares of our common stock resulting in net proceeds of approximately $230.1 million.
On March 2, 2012, we commenced a tender offer and solicitation of consents relating to the repurchase of our existing 2014 senior notes. The tender offer expired on March 29, 2012. On March 2, 2012, we also completed the private placement of our 2020 senior notes, resulting in offering proceeds of approximately $367.4 million, net of estimated transaction costs. In connection with the tender offer and related consent solicitation, we used $259.9 million of such proceeds to repurchase approximately 84% of our outstanding $300 million aggregate principal amount of 2014 senior notes. The $47.8 million of remaining 2014 senior notes were redeemed on April 30, 2012. The remaining net proceeds were used for shipyard milestones relating to our 200 class OSV retrofit program and our fifth OSV newbuild program. As a result of the repurchase of the 2014 senior notes, we recorded a pre-tax loss on early extinguishment of debt of approximately $6.0 million ($3.7 million after-tax or $0.11 per diluted share).
On August 13, 2012, we completed the private placement of $300.0 million in aggregate principal amount of 2019 convertible senior notes, which generated net cash proceeds of $266.0 million. These 2019 convertible senior notes have a cash coupon of 1.500% and a conversion price of 37.5% higher than the closing stock price on August 7, 2012 of $39.16. In conjunction with this offering, we also entered into separate convertible senior note hedge transactions that increased the conversion price from $53.85 to $68.53. After funding the 2019 convertible senior note hedge transactions, the remaining proceeds, along with other available sources of cash, were used to retire the outstanding 2026 convertible senior notes that were called by the Company in November 2013.
On March 14, 2013, we commenced a tender offer and solicitation of consents relating to the repurchase of our existing 2017 senior notes. The tender offer expired on April 10, 2013. On March 28, 2013, we also completed the private placement of $450 million of 2021 senior notes, resulting in offering proceeds of approximately $442.4 million, net of estimated transaction costs. In connection with the tender offer, related consent solicitation, and related redemption, we used $269.3 million of such proceeds to repurchase approximately all of our outstanding $250 million aggregate principal amount of 2017 senior notes. As a result of the repurchase of the 2017 senior notes, we recorded a pre-tax loss on early extinguishment of debt of approximately $25.8 million ($16.1 million after-tax or $0.44 per diluted share).

On November 15, 2013, we completed the conversion and redemption of all of our outstanding $250 million aggregate principal amount of 2026 convertible senior notes. We elected to redeem the 2026 convertible senior notes on November 15, 2013, or the Redemption Date, at a redemption price of 100% of the principal amount thereof and accrued and unpaid interest to, but excluding, the Redemption Date. Holders of approximately $249.6 million in aggregate principal amount of the 2026 convertible senior notes elected to convert prior to the previously announced redemption date of November 15, 2013. The conversions of the 2026 convertible senior notes were settled based on the applicable conversion rate of 20.6260 shares of our common stock per $1,000 principal amount of notes, which equates to a conversion price of $48.48 per share, and on the volume-weighted average price of our common stock during the Observation Period (as defined in the Indenture governing the 2026 convertible senior notes) of October 8, 2013 through November 11, 2013. We satisfied our conversion obligations to holders by paying cash equal to the aggregate principal amount of the 2026 convertible senior notes converted and delivering shares of our common stock in settlement of all conversion obligations in excess of the principal amount (except that we paid cash in lieu of issuing fractional shares). In total, we delivered 728,411 shares of our common stock to the converting holders, which were provided to us by the counterparties to the previously disclosed convertible note hedge transactions entered into in 2006 concurrently with the pricing of the 2026 convertible senior notes. This prevented the equity dilution that would otherwise have resulted from the share delivery requirements of the conversion. The number of shares of our common stock outstanding after the conversion was the same as immediately prior to the conversion. The remaining $0.4 million in aggregate principal amount of the 2026 convertible senior notes was redeemed on November 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Redemption Date. The cash payment obligations related to the conversion and redemption were funded with cash on-hand.
Discontinued Operations. Net cash provided by discontinued operations was $244.1 million in 2013, $12.1 million in 2012, and $11.7 million in 2011. Net cash provided by discontinued operations in 2013 primarily resulted from the sale of substantially all of the assets related to the Downstream segment to Genesis Marine, LLC for approximately $230 million in gross cash proceeds. The proceeds from the asset sale will be reinvested in the construction of vessels under our fifth OSV newbuild program. Net cash provided by discontinued operations in 2012 and 2011 primarily resulted from operations of the Downstream segment.
Commitments and Contractual Obligations
The following table sets forth our aggregate contractual obligations as of December 31, 2013 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Vessel construction commitments(1)	$533,550	$395,294	$138,256	$—	$—
5.000% senior notes due 2021(2)	450,000	—	—	—	450,000
5.875% senior notes due 2020(3)	375,000	—	—		375,000
1.500% convertible senior notes due 2019(4)	300,000	—	—	—	300,000
Interest payments(5)	338,954	49,031	98,063	98,063	93,797
Operating leases(6)	44,252	2,961	6,879	7,226	27,186
Total	$2,041,756	$447,286	$243,198	$105,289	$1,245,983

(1)
Vessel construction commitments reflect contractual milestone payments for our fifth OSV newbuild program. The total project costs for the currently contracted 24-vessel program are expected to be $1,250.0 million, excluding capitalized construction period interest. From the inception of this program through December 31, 2013, we have incurred $716.5 million, or 57.3%, of total expected project costs.

(2)	Our 2021 senior notes mature on March 1, 2021.

(3)	Our 2020 senior notes mature on April 1, 2020.

(4)
Our 2019 convertible senior notes, with a fixed interest rate of 1.500% per year, mature on September 1, 2019 and currently include $60,908 of non-cash original issue discount. Holders of the convertible senior notes may require that such notes be repurchased at their option pursuant to certain types of corporate transactions described in Note 6 of our consolidated financial statements included herein. The debt maturities reflected in the table above assume that the holders of our convertible senior notes do not require that such notes be repurchased prior to their maturity in September 2019.

(5)
Interest payments relate to our 2021 senior notes due March 1, 2021, our 2020 senior notes due April 1, 2020 and our 2019 convertible senior notes due September 1, 2019 with semi-annual interest payments of $11.3 million payable March 1 and September 1, $11.0 million payable April 1 and October 1, and $2.3 million payable March 1 and September 1, respectively. Non-cash interest expense has been excluded from the table above.

(6)
Included in operating leases are commitments for a shore-base port facility, office space, office equipment and vehicles. See “Item 2—Properties” for additional information regarding our leased office space and other facilities.

Debt
As of December 31, 2013, we had total debt of $1,064.1 million, net of original issue discount of $60.9 million. Our debt, net of original issue discount, is comprised of $450.0 million of our 2021 senior notes, $375.0 million of our 2020 senior notes and $239.1 million of our 2019 convertible senior notes. The effective interest rate on the 2021 senior notes is 5.21% with semi-annual cash interest payments of $11.3 million due and payable each March 1 and September 1. The effective interest rate on the 2020 senior notes is 6.08% with semi-annual cash interest payments of $11.0 million due and payable each April 1 and October 1. The $300.0 million, in face amount, of 2019 convertible senior notes bear interest at an annual coupon of 1.500% with semi-annual cash interest payments of $2.3 million due March 1 and September 1. The effective interest rate on such notes, after taking into account the accretion of imputed original issue discount, is 6.23%. The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to each indenture under which the 2020 senior notes and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.
On November 2, 2011, we amended and extended our revolving credit facility to modify its covenants, increase its borrowing base and extend the maturity date of such facility. The $300.0 million revolving credit facility remains undrawn as of February 19, 2014. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1% or (ii) the London Interbank Offered Rate, or LIBOR; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing the revolving credit facility, as amended. The applicable LIBOR margin for the amended revolving credit facility ranges from 200 to 300 basis points. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined leverage ratio. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes, and our 2019 convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 senior notes and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. For the quarter ended December 31, 2013, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the year ended December 31, 2013 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	For the Year Ended December 31, 2013	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
OSV Newbuild Program #5(2)	$441.9	$716.5	$1,250.0	2Q2013-4Q2016

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of February 19, 2014, we had placed six vessels in service under such program. The remaining 18 vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: 12 in 2014, four in 2015 and two in 2016. Please refer to Our Vessels on page 4 of this Form 10-K for more information about vessel names and placed in service dates. We expect to own and operate 66 and 68 new generation OSVs as of December 31, 2014 and 2015, respectively. These vessel additions result in a projected average new generation OSV fleet complement of 58.7, and 67.7 vessels for the fiscal years 2014 and 2015, respectively. The Company expects to own and operate five, seven and nine MPSVs as of December 31, 2014, 2015 and 2016 respectively. These vessel additions result in a projected average MPSV fleet complement of 4.5, 5.3 and 7.8 vessels for the fiscal years 2014, 2015 and 2016, respectively.
The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the years ended December 31, 2013, 2012, and 2011, and a forecast for the fiscal year ending December 31, 2014 (in millions):

	Year Ended December 31,
	2014	2013	2012	2011
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$46.4	$35.9	$39.2	$16.8
Other vessel capital improvements(2)	10.9	10.9	9.2	9.6
	57.3	46.8	48.4	26.4
Other Capital Expenditures
200 class OSV retrofit program(3)	0.2	48.0	2.3	—
Commercial-related vessel improvements(4)	36.5	14.7	3.1	18.0
Miscellaneous non-vessel additions(5)	6.6	3.9	3.3	1.8
	43.3	66.6	8.7	19.8
Total:	$100.6	$113.4	$57.1	$46.2

(1)	Deferred drydocking charges for 2014 include the projected recertification costs for 21 OSVs and two MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Our 200 class OSV retrofit program consisted of a vessel construction contract with a domestic shipyard to upgrade and stretch six of our Super 200 class DP-1 OSVs converting them into 240 class DP-2 OSVs. The estimated total project costs for such program, which commenced in December 2012 and was completed in November 2013, is $50.5 million. These vessel improvement costs are expected to result in higher dayrates charged to customers.

(4)
Commercial-related vessel improvements include items, such as cranes, ROVs, helidecks, living quarters, and other specialized vessel equipment which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(5)	Non-vessel capital expenditures are primarily related to information technology and shore-side support initiatives.
Inflation
To date, general inflationary trends have not had a material effect on our operating revenues or expenses.
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offerings in November 2006 and August 2012. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. In connection with the conversion of our 2026 convertible senior notes in November 2013, the counterparties to the associated note hedge transactions satisfied their obligations under such note hedge transactions. The warrant transactions associated with these notes, however, remain outstanding through the first quarter of 2014. A hypothetical 25% change from our closing share price of $49.23 to $61.54 as of December 31, 2013 would not have had an impact on such warrant transactions because the strike prices of the warrants associated with those two tranches of convertible notes are $62.59 and $68.53 respectively.
Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2013 would have had no material impact on such investments, interest income or interest expense.
Changes in interest rates would not impact the interest expense for our long-term fixed interest rate 2020 senior notes, 2021 senior notes, and 2019 convertible senior notes. However, changes in interest rates would impact the fair market value of such notes. In general, the fair value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair value of debt will decrease as interest rates rise. The currently outstanding 2020 senior notes accrue interest at a rate of 5.875% per annum and mature on April 1, 2020 and the effective interest rate on such notes is 6.08%. The currently outstanding 2021 senior notes accrue interest at the rate of 5.000% per annum and mature on March 1, 2021 and the effective interest rate on such notes is 5.21%. Our outstanding 2019 convertible senior notes accrue interest at the rate of 1.500% and mature on September 1, 2019. The effective interest rate on such notes, after taking into account the accretion of imputed original issue discount, is 6.23%.
In connection with our 2019 convertible senior notes, we are a party to outstanding convertible note hedge transactions with respect to our common stock. The counterparties to such transactions are Barclays Bank PLC; JP Morgan Chase Bank, National Association, London Branch; and Wells Fargo Bank, National Association. We are not currently aware of any collection issues with regard to any of these counterparties.
We estimate the fair value of our 2020 senior notes, 2021 senior notes due and 2019 convertible senior notes, all of which are publicly traded, by using quoted market prices. The fair value of our undrawn revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of our total debt was $1,125.0 million, $1,064.1 million and $1,184.6 million, respectively, as of December 31, 2013.
As of December 31, 2013, we had no amounts outstanding under our variable interest rate revolving credit facility. Therefore it is not subject to interest rate risk.
We have operations in international markets, which include two of our primary geographic regions of Brazil and Mexico. As of December 31, 2013, we had time charters for 14 of our Upstream vessels working in foreign markets. Although most of our time charter contracts are denominated U.S. Dollars, we do collect time charter payments and value added tax, or VAT, payments in local currencies for four vessels, which creates an exchange risk related to currency fluctuations. We also frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material. However, as we further expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation.
Item 8—Financial Statements and Supplementary Data
The financial statements and supplementary information required by this Item appear on pages F-1 through F-28 of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.
There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hornbeck Offshore Services, Inc.
We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hornbeck Offshore Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Hornbeck Offshore Services, Inc. and subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 28, 2014

Item 9B—Other Information
Glossary of Terms
"2014 senior notes" or "2014 notes" means 6.125% senior notes due 2014;
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
“ASC” means Financial Accounting Standards Board Accounting Standards Codification;
“average dayrate” means, when referring to OSVs or MPSVs, average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs or MPSVs, as applicable, generated revenue. For purposes of vessel brokerage arrangements, this calculation excludes that portion of revenue that is equal to the cost of in-chartering third-party equipment paid by customers;
"BOEM" means the Bureau of Ocean Energy Management;
"BSEE" means the Bureau of Safety and Environmental Enforcement;
"cabotage laws" means laws pertaining to the privilege of operating vessels in the navigable waters of a nation;
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
“domestic public company OSV peer group” includes Gulfmark Offshore, Inc. (NYSE:GLF), SEACOR Holdings Inc. (NYSE:CKH) and Tidewater Inc. (NYSE:TDW);

“DP-1”, “DP-2” and “DP-3” mean various classifications of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading through anchor-less station-keeping;
“DWT” means deadweight tons;
“effective dayrate” means the average dayrate multiplied by the average utilization rate;
“EIA” means the U.S. Energy Information Administration;
"EPA" means United States Environmental Protection Agency;
“flotel” means on-vessel accommodations services, such as lodging, meals and office space;
"GAAP" means United States generally accepted accounting principles;
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
"IHS-CERA" means the division of IHS Inc. focused on providing knowledge and independent analysis on energy markets, geopolitics, industry trends and strategy;
"IHS-Petrodata" means the division of IHS Inc. focused on providing data, information, and market intelligence to the offshore energy industry;
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
PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference herein from the Company’s definitive 2014 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.
Item 11—Executive Compensation
The information required under this item is incorporated by reference herein from the Company’s definitive 2014 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference herein from the Company’s definitive 2014 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December  31, 2013.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference herein from the Company’s definitive 2014 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.
Item 14—Principal Accounting Fees and Services
The information required under this item is incorporated by reference herein from the Company’s definitive 2014 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hornbeck Offshore Services, Inc.
We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 28, 2014

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$439,291	$576,678
Accounts receivable, net of allowance for doubtful accounts of $3,411 and $3,028, respectively	93,512	103,265
Deferred tax assets, net	72,470	28,720
Other current assets	13,779	20,399
Current assets from discontinued operations	1,578	2,447
Total current assets	620,630	731,509
Property, plant and equipment, net	2,125,374	1,643,623
Deferred charges, net	74,075	68,154
Other assets	13,442	14,615
Long-term assets from discontinued operations	759	173,830
Total assets	$2,834,280	$2,631,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,930	$48,286
Accrued interest	14,890	14,790
Accrued payroll and benefits	13,451	12,441
Deferred revenue	8,786	16,854
Current portion of long-term debt, net of original issue discount of $11,093	—	238,907
Other accrued liabilities	11,497	8,030
Current liabilities from discontinued operations	117	4,197
Total current liabilities	101,671	343,505
Long-term debt, net of original issue discount of $60,908 and $74,470, respectively	1,064,092	850,530
Deferred tax liabilities, net	368,416	270,478
Other liabilities	4,367	970
Long-term liabilities of discontinued operations	306	403
Total liabilities	1,538,852	1,465,886
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,095 and 35,479 shares issued and outstanding, respectively	361	355
Additional paid-in capital	724,379	705,658
Retained earnings	571,483	460,090
Accumulated other comprehensive loss	(795)	(258)
Total stockholders’ equity	1,295,428	1,165,845
Total liabilities and stockholders’ equity	$2,834,280	$2,631,731

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$548,145	$463,309	$330,836
Costs and expenses:
Operating expenses	239,239	226,462	177,868
Depreciation	55,332	52,005	52,453
Amortization	30,630	21,670	15,457
General and administrative expenses	53,428	45,178	32,327
	378,629	345,315	278,105
Gain (loss) on sale of assets	1,587	(350)	980
Operating income	171,103	117,644	53,711
Other income (expense):
Loss on early extinguishment of debt	(25,776)	(6,048)	—
Interest income	2,515	2,167	829
Interest expense	(47,352)	(57,869)	(59,649)
Other income (expense), net	(92)	185	231
	(70,705)	(61,565)	(58,589)
Income (loss) before income taxes	100,398	56,079	(4,878)
Income tax expense (benefit)	36,320	21,384	(1,358)
Income (loss) from continuing operations	64,078	34,695	(3,520)
Income from discontinued operations, net of tax	47,315	2,322	959
Net income (loss)	$111,393	$37,017	$(2,561)
Earnings per share:
Basic earnings (loss) per common share from continuing operations	$1.79	$0.98	$(0.12)
Basic earnings per common share from discontinued operations	1.31	0.07	0.03
Basic earnings (loss) per common share	$3.10	$1.05	$(0.09)
Diluted earnings (loss) per common share from continuing operations	$1.76	$0.97	$(0.12)
Diluted earnings per common share from discontinued operations	1.29	0.06	0.03
Diluted earnings (loss) per common share	$3.05	$1.03	$(0.09)
Weighted average basic shares outstanding	35,895	35,311	27,876
Weighted average diluted shares outstanding	36,548	36,080	27,876

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$111,393	$37,017	$(2,561)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(537)	(179)	(383)
Total comprehensive income (loss)	$110,856	$36,838	$(2,944)

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2011	26,584	$266	$415,673	$425,634	$304	$841,877
Public offering of common stock	8,050	80	230,024	—	—	230,104
Shares issued under employee benefit programs	379	4	(676)	—	—	(672)
Stock-based compensation expense	—	—	6,600	—	—	6,600
Excess tax shortfall from sharebased payments	—	—	(1,916)	—	—	(1,916)
Tax expense from equity awards	—	—	(61)	—	—	(61)
Net loss	—	—	—	(2,561)	—	(2,561)
Foreign currency translation loss	—	—	—	—	(383)	(383)
Balance at December 31, 2011	35,013	$350	$649,644	$423,073	$(79)	$1,072,988
Excess tax shortfall from sharebased payments	—	—	(46)	—	—	(46)
Purchase of hedge on convertible senior notes	—	—	(73,032)	—	—	(73,032)
Sale of common stock warrants	—	—	48,237	—	—	48,237
Allocation of fair value of equity component of convertible notes, net of allocated issuance costs	—	—	70,615	—	—	70,615
Shares issued under employee benefit programs	466	5	732	—	—	737
Stock-based compensation expense	—	—	9,688	—	—	9,688
Equity offering costs	—	—	(180)	—	—	(180)
Net income	—	—	—	37,017	—	37,017
Foreign currency translation loss	—	—	—	—	(179)	(179)
Balance at December 31, 2012	35,479	$355	$705,658	$460,090	$(258)	$1,165,845
Excess tax benefit from sharebased payments	—	—	4,501	—	—	4,501
Shares issued under employee benefit programs	616	6	5,400	—	—	5,406
Stock-based compensation expense	—	—	8,820	—	—	8,820
Net income	—	—	—	111,393	—	111,393
Foreign currency translation loss	—	—	—	—	(537)	(537)
Balance at December 31, 2013	36,095	$361	$724,379	$571,483	$(795)	$1,295,428

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$64,078	$34,695	$(3,520)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	55,332	52,005	52,453
Amortization	30,630	21,670	15,457
Stock-based compensation expense	11,888	10,805	6,403
Loss on early extinguishment of debt	25,776	6,048	—
Provision for bad debts	383	1,775	519
Deferred tax expense	32,320	20,368	(2,213)
Amortization of deferred financing costs	16,826	17,192	15,799
(Gain) loss on sale of assets	(1,587)	350	(980)
Changes in operating assets and liabilities:
Accounts receivable	9,793	(18,830)	(13,127)
Other receivables and current assets	8,956	(110)	(11,680)
Deferred drydocking charges	(35,875)	(39,211)	(16,832)
Accounts payable	1,073	2,230	11,624
Accrued liabilities and other liabilities	(12,626)	14,043	(1,252)
Accrued interest	100	5,835	(69)
Net cash provided by operating activities	207,067	128,865	52,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	(465,165)	(240,526)	(42,696)
Net proceeds from sale of assets	16,021	3,002	9,287
Vessel capital expenditures	(73,593)	(14,549)	(27,651)
Non-vessel capital expenditures	(3,893)	(3,250)	(1,829)
Net cash used in investing activities	(526,630)	(255,323)	(62,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	4,501	—	—
Repayment of senior notes	(250,000)	(300,000)	—
Proceeds from the issuance of senior notes	450,000	375,000	—
Redemption premium on the retirement of debt	(17,658)	(3,692)	—
Gross proceeds from public offerings of common stock	—	—	241,500
Payments for public offerings of common stock	—	(180)	(11,396)
Purchase of hedge on convertible senior notes	—	(73,032)	—
Sale of common stock warrants	—	48,237	—
Retirement of convertible senior notes	(250,000)	—	—
Proceeds from the issuance of convertible senior notes	—	300,000	—
Deferred financing costs	(7,807)	(16,186)	(3,273)
Net cash proceeds from other shares issued	9,620	4,244	1,999
Net cash provided by (used in) financing activities	(61,344)	334,391	228,830
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	15,368	13,847	11,068
Net cash provided by (used in) investing activities	228,689	(1,772)	675
Net cash provided by discontinued operations	244,057	12,075	11,743
Effects of exchange rate changes on cash	(537)	(179)	(383)
Net increase (decrease) in cash and cash equivalents	(137,387)	219,829	229,883
Cash and cash equivalents at beginning of period	576,678	356,849	126,966
Cash and cash equivalents at end of period	$439,291	$576,678	$356,849
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$53,636	$38,597	$43,811
Cash paid for income taxes	$4,537	$1,332	$1,272

The accompanying notes are an integral part of these consolidated statements

Table of Content
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Nature of Operations
Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels, or OSVs, multi-purpose support vessels, or MPSVs, and a shore-base facility to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, Latin America and select international markets. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period results to conform to current year presentation. The most significant of these reclassifications are associated with the Company's discontinued operations. As discussed further in Note 13, the Company sold substantially all of its Downstream assets in August 2013.
2. Summary of Significant Accounting Policies
Revenue Recognition
The Company charters its OSVs and MPSVs to clients under time charters based on a daily rate of hire and recognizes revenue as earned on a daily basis during the contract period of the specific vessel.
Deferred revenue represents payments received from customers or billings submitted to customers in advance of providing vessel access through time charters or other contracted arrangements.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments in money market funds, deposits and investments available for current use with an initial maturity of three months or less.
Accounts Receivable
Accounts receivable consists of trade receivables net of reserves and amounts to be rebilled to customers.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives of the related assets. Major modifications and improvements, which extend the useful life of the vessel, are capitalized and amortized over the remaining useful life of the vessel. Gains and losses from retirements or other dispositions are recognized as incurred. Salvage values for new generation marine equipment are estimated to be 25% of the originally recorded cost.
The estimated useful lives by classification are as follows:

Offshore supply vessels	25 years
Multi-purpose support vessels	25 years
Non-vessel related property, plant and equipment	3-28 years
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred charges also include prepaid lease expenses related to the Company’s shore-base port facility. Such prepaid lease expenses are being amortized on a straight-line basis over the effective remaining term of the lease.
Mobilization Costs
The Company incurs mobilization costs to transit its vessels to and from certain regions and/or for long-term contracts. These costs, which are typically expensed as incurred, include, but are not limited to, fuel, crew wages, vessel modification and pre-positioning expenses, materials and supplies and importation taxes. The Company incurred mobilization costs of $2.7 million, $1.4 million and $9.5 million during 2013, 2012 and 2011, respectively, associated with the mobilization and pre-positioning of vessels to or from different geographic locations.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes. Interest and penalties relating to uncertain tax positions are recorded as general and administrative expenses. In addition, the Company provides a valuation allowance for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize the benefit or the future deductibility is uncertain. As a result of the sale of the Downstream segment during the third quarter of 2013, the Company believed that certain state operating loss carryforwards would not be realizable and thus recorded a valuation allowance of $0.9 million. No valuation allowances were recorded for the years ended December 31, 2012 or 2011.
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
Concentration of Credit Risk
Customers are primarily major and independent, domestic and international, oil and oil service companies, as well as national oil companies and the U. S. military. The Company’s customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company usually does not require collateral. The Company provides an estimate for uncollectible accounts based primarily on management’s judgment using the relative age of customer balances, historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2013	2012	2011
Balance, beginning of year	$3,028	$1,253	$734
Changes to provision	383	1,775	519
Balance, end of year	$3,411	$3,028	$1,253

Impairment of Long-Lived Assets
When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. No triggering events occurred in 2013, 2012 or 2011 and the Company did not record any impairment losses related to its long-lived assets during these periods.
3. Earnings (Loss) Per Share
Basic earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year plus the effect of dilutive securities. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the company’s earnings (loss) per share (in thousands, except for per share data):

	Year Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations (1)	$64,078	$34,695	$(3,520)
Income from discontinued operations, net of tax (2)	47,315	2,322	959
Net income (loss)	$111,393	$37,017	$(2,561)
Weighted average number of shares of common stock outstanding	35,895	35,311	27,876
Add: Net effect of dilutive stock options and unvested restricted stock (3)(4)(5)	653	769	—
Weighted average number of dilutive shares of common stock outstanding	36,548	36,080	27,876
Earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations	$1.79	$0.98	$(0.12)
Basic earnings per common share from discontinued operations	1.31	0.07	0.03
Basic earnings (loss) per common share	$3.10	$1.05	$(0.09)
Diluted earnings (loss) per common share from continuing operations	$1.76	$0.97	$(0.12)
Diluted earnings per common share from discontinued operations	1.29	0.06	0.03
Diluted earnings (loss) per common share	$3.05	$1.03	$(0.09)

(1)
Income from continuing operations for the year ended December 31, 2013 includes a pre-tax loss on early extinguishment of debt of $25.8 million. Income from continuing operations for the year ended December 31, 2012 includes a pre-tax loss on early extinguishment of debt of $6.0 million. See Note 6 for further information regarding the Company’s debt.

(2)	On August 29, 2013, the Company closed the sale of its Downstream segment. See Note 13 for further discussion of this transaction.

(3)
The Company had no anti-dilutive stock options for the year ended December 31, 2013 and 2012. Due to a net loss, the Company excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,209 shares of common stock for the year ended December 31, 2011 because the effect was anti-dilutive. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(4)
For the years ended December 31, 2012 and 2011, the 2026 convertible senior notes retired in November 2013 were not dilutive and for the years ended December 31, 2013 and 2012 the 2019 convertible senior notes issued in August 2012 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of our 2019 convertible senior

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation. See Note 6 for further information.

(5)
Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock awards.

4. Defined Contribution Plan
The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. During the years ended December 31, 2013, 2012 and 2011, the Company made contributions to the 401(k) plan of approximately $5.2 million, $4.0 million, and $0.6 million, respectively. During 2011 contributions declined because the Company temporarily suspended its 401(k) discretionary match from March 2011 through December 2011 in an effort to manage costs during the drilling moratoria in the GoM.
5. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Offshore supply vessels and multi-purpose support vessels	1,754,412	1,525,548
Non-vessel related property, plant and equipment	102,136	93,650
Less: Accumulated depreciation	(324,630)	(275,564)
	1,531,918	1,343,634
Construction in progress	593,456	299,989
	$2,125,374	$1,643,623
During 2012, the Company announced its 200 class OSV retrofit program. This program consisted of a contract with a domestic shipyard for the upgrading and stretching of six of the Company’s Super 200 class DP-1 OSVs, converting them into 240 class DP-2 OSVs. Re-delivery of these vessels under this program occurred on various dates during 2013. The project costs for these discretionary vessel modifications were approximately $50.5 million, in the aggregate ($8.4 million each). From the inception of this program through December 31, 2013, the Company had incurred approximately $50.3 million, or 99.6%, of total expected project costs.
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. The program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of December 31, 2013, the Company has placed four vessels in-service under its fifth newbuild program. Subsequent to year-end, the Company placed in service two additional vessels under such program. The 18 remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: 12 in 2014, four in 2015 and two in 2016. Based on current contracts and internal estimates,the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,250.0 million. From the inception of this program through December 31, 2013, the Company has incurred $716.5 million, or 57.3%, of total expected project costs.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Long-Term Debt
As of the dates indicated below, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2013	2012
8.000% senior notes due 2017, net of original issue discount of $4,771	$—	$245,229
5.875% senior notes due 2020	375,000	375,000
5.000% senior notes due 2021	450,000	—
1.500% convertible senior notes due 2019, net of original issue discount of $60,908 and $69,699	239,092	230,301
1.625% convertible senior notes due 2026, net of original issue discount of $11,093(1)	—	238,907
Revolving credit facility due 2016	—	—
	1,064,092	1,089,437
Less current maturities	—	(238,907)
	$1,064,092	$850,530

(1)	Proceeds from the Company’s 2019 convertible senior notes offering in August 2012 were used to retire the 2026 convertible senior notes in November 2013.

The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	1,064,092
$1,064,092

2014 Senior Notes
On March 2, 2012, the Company commenced a cash tender offer for all of the outstanding $300.0 million aggregate principal amount of its 2014 senior notes. Senior notes totaling approximately $252.2 million, or approximately 84% of the 2014 senior notes outstanding, were validly tendered during the designated tender period and were repurchased at 101.27% of par on March 16, 2012. The remaining $47.8 million of 2014 senior notes were redeemed at 101.021% of par on April 30, 2012. A loss on early extinguishment of debt for the 2014 senior notes of approximately $5.2 million was recorded during the first quarter of 2012, which included the tender offer costs, an allocable portion of the write-off of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unamortized financing costs and original issue discount, and a bond redemption premium. A loss on early extinguishment of debt of $0.9 million was recorded during the second quarter of 2012 for those costs allocable to the remaining 2014 senior notes redeemed on April 30, 2012.
2017 Senior Notes
On August 17, 2009, the Company issued in a private placement $250.0 million in aggregate principal amount of 2017 senior notes, governed by an indenture, or the 2009 indenture. The net proceeds to the Company from the offering were approximately $237.3 million, net of original issue discount and transaction costs. The Company used $200.0 million of proceeds to repay debt then-outstanding under its revolving credit facility, which may be reborrowed. The remaining proceeds were available for general corporate purposes, which included partial funding of the construction of vessels under the Company’s then existing fourth OSV newbuild program and MPSV program. The 2017 senior notes had a maturity date of September 1, 2017 and required semi-annual interest payments at a fixed annual rate of 8.000%, or $10.0 million semi-annually, on March 1 and September 1 of each year until maturity, with the first interest payment made on March 1, 2010. The effective interest rate on the 2017 senior notes was 8.63% and no principal payments were due until maturity. Pursuant to a registered exchange offer, the 2017 senior notes issued in August 2009 that were initially sold pursuant to a private placement were exchanged by the holders for 2017 senior notes with substantially the same terms, except that the issuance of the senior notes issued in the exchange offer was registered under the Securities Act. The original 2017 senior notes and the similar notes exchanged therefor were issued under and were entitled to the benefits of the same 2009 indenture.
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
2020 Senior Notes
On March 2, 2012, the Company issued $375.0 million in aggregate principal amount of 2020 senior notes, governed by an indenture, or the 2012 indenture. The net proceeds to the Company from the offering were approximately $367.4 million, net of transaction costs. The Company used $259.9 million of proceeds on March 16, 2012 to repurchase approximately 84% of the outstanding 2014 senior notes pursuant to its tender offer noted above under “2014 senior notes.” The Company used $49.5 million of proceeds on April 30, 2012 to redeem the remaining 16% of the outstanding 2014 senior notes pursuant to the redemption noted above under “2014 senior notes.” The remaining proceeds were used for the construction of vessels under our fifth OSV newbuild program. The 2020 senior notes mature on April 1, 2020 and require semi-annual interest payments at a fixed annual rate of 5.875%, or $11.0 million semi-annually, on April 1 and October 1 of each year until maturity. The effective interest rate on the 2020 senior notes is 6.08%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2020 senior notes issued in March 2012 that were initially sold pursuant to a private placement were exchanged by the holders for 2020 senior notes with substantially the same terms, except that the issuance of the 2020 senior notes in the exchange offer was registered under the Securities Act. The original 2020 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2012 indenture.
2021 Senior Notes
On March 14, 2013, the Company issued $450.0 million in aggregate principal amount of 2021 senior notes, governed by an indenture, or the 2013 indenture. The net proceeds to the Company from the offering were approximately $442.4 million, net of estimated transaction costs. The Company used $252.7 million of such proceeds to repurchase approximately 94% of the outstanding 2017 senior notes pursuant to its tender offer noted above under "2017 senior notes". The Company used approximately $16.6 million of proceeds on May 13, 2013 to redeem the remaining 6% of the outstanding 2017 senior notes pursuant to the redemption noted above under "2017 senior notes". The remaining

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds are available for general corporate purposes, which may include funding for the acquisition, construction or retrofit of vessels. The 2021 senior notes mature on March 1, 2021 and require semi-annual interest payments at a fixed annual rate of 5.000%, or $11.3 million due and payable each March 1 and September 1 of each year until maturity, commencing September 1, 2013. The effective interest rate on the new senior notes is 5.21%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2021 senior notes issued in March 2013 that were initially sold pursuant to a private placement were exchanged by the holders for 2021 senior notes with substantially the same terms, except that the issuance of the 2021 senior notes in the exchange offer was registered under the Securities Act of 1933, as amended, or the Securities Act. The original 2021 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2013 indenture.
The 2020 senior notes and 2021 senior notes are senior unsecured obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Company in the future. The 2020 senior notes and the 2021 senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in the Securities and Exchange Commission regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the 2020 senior notes and the 2021 senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability, or the ability of any guarantor, to obtain funds from its subsidiaries by such means as a dividend or loan. The Company may, at its option, redeem all or part of the 2020 senior notes or 2021 senior notes from time to time at specified redemption prices and subject to certain conditions required by the indentures. The Company is permitted under the terms of the indentures to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indentures are satisfied by the Company.
2026 Convertible Senior Notes
On November 13, 2006, the Company issued in a private placement $250.0 million in aggregate principal amount of 2026 convertible senior notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. During the first quarter of 2007, the Company registered the resale of the 2026 convertible senior notes by the holders thereof. The 2026 convertible senior notes bore interest at a fixed annual rate of 1.625%, declining to 1.375% beginning on November 15, 2013, payable semi-annually on May 15 and November 15 of each year, with the first interest payment made on May 15, 2007. The effective interest rate on such notes was 6.36%. The 2026 convertible senior notes were initially convertible at a conversion rate of 20.6260 shares per $1,000 principal amount of notes, which equates to a conversion price of approximately $48.48 per share, based on the last reported sale price of the Company’s common shares on the New York Stock Exchange of $35.26 on November 7, 2006.
In connection with the sale of the 2026 convertible senior notes, the Company was a party to convertible note hedge transactions with respect to its common stock with Jefferies & Company, Inc., JP Morgan Chase and AIG-FP Structured Finance (Cayman) Limited, or the counterparties. Each of the 2026 convertible senior note hedge transactions involved the purchase of call options with exercise prices equal to the conversion price of the 2026 convertible senior notes, and were intended to mitigate dilution to the Company’s stockholders upon the conversion of the 2026 convertible senior notes. The 2026 convertible senior note hedge transactions covered approximately the same number of shares of the Company’s common stock underlying the 2026 convertible senior notes, subject to customary anti-dilution adjustments, at a strike price of $48.48 per share of common stock, which represented a 37.5% premium over the closing price of the Company’s shares of common stock on November 7, 2006. The 2026 convertible senior note hedge transactions expired at the close of trading on November 15, 2013, which was the date that the 2026 convertible senior notes were first putable by the 2026 convertible senior noteholders, although the counterparties had ongoing obligations with respect to the 2026 convertible senior notes properly converted on or prior to that date of which the counterparty had been timely notified.
The Company also entered into separate warrant transactions, whereby the Company sold to the counterparties warrants to acquire approximately the same number of shares of its common stock underlying the 2026 convertible senior notes, subject to customary anti-dilution adjustments, at a strike price of $62.59 per share of common stock, which represented a 77.5% premium over the closing price of the Company’s shares of common stock on November 7, 2006. On exercise of the warrants, the Company has the option to deliver in cash or shares of its common stock equal to the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difference between the then market price and strike price per share of common stock. The warrants are scheduled to expire in a series of tranches beginning February 13, 2014 through the 30th trading day thereafter, or March 27, 2014.
On November 15, 2013, the Company completed the conversion and redemption of all of the outstanding $250 million aggregate principal amount of its 2026 convertible senior notes. The Company elected to redeem the 2026 convertible senior notes on November 15, 2013, or the Redemption Date, at a redemption price of 100% of the principal amount thereof and accrued and unpaid interest to, but excluding, the Redemption Date. Holders of approximately $249.6 million in aggregate principal amount of the 2026 convertible senior notes elected to convert their 2026 convertible senior notes prior to the previously announced redemption date of November 15, 2013. The conversions of these 2026 convertible senior notes were settled based on the applicable conversion rate of 20.6260 shares of the Company's common stock per $1,000 principal amount of 2026 convertible senior notes, which equates to a conversion price of $48.48 per share, and on the volume-weighted average price of the Company's common stock during the Observation Period (as defined in the Indenture governing the 2026 convertible senior notes) of October 8, 2013 through November 11, 2013. For those holders that elected to convert their 2026 convertible senior notes in connection with the redemption, the Company satisfied its conversion obligations to holders by paying cash equal to the aggregate principal amount of the 2026 convertible senior notes converted and delivering shares of common stock in settlement of any and all conversion obligations in excess of the principal amount (except that the Company paid cash in lieu of issuing fractional shares). In total, the Company delivered 728,411 shares of the Company's common stock to the converting holders, which were provided to the Company by the counterparties to the previously disclosed convertible note hedge transactions entered into in 2006 concurrently with the pricing of the 2026 convertible senior notes. This prevented the equity dilution that would otherwise have resulted from the share delivery requirements of the conversion. The number of shares of the Company's common stock outstanding after the conversion was the same as immediately prior to the conversion. The remaining $0.4 million in aggregate principal amount of the 2026 convertible senior notes were redeemed on November 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Redemption Date. The cash payment obligations related to the conversion and redemption were funded with cash on-hand.
2019 Convertible Senior Notes
On August 13, 2012, the Company issued $300.0 million of 2019 convertible senior notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 convertible senior notes bear interest at a fixed annual rate of 1.500%, or $2.3 million semi-annually, which started accruing from August 13, 2012, and are payable semi-annually on March 1 and September 1 of each year, with the first interest payment on March 1, 2013. The 2019 convertible senior notes mature on September 1, 2019.
Because the 2019 convertible senior notes are considered to be cash convertible debt, the Company has separately accounted for the liability and equity components of the 2019 convertible senior notes by allocating the $300.0 million in proceeds from the issuance between the liability component and the embedded conversion option, or the equity component. The allocation was conducted by estimating an interest rate at the time of issuance of the 2019 convertible senior notes for similar debt instruments that do not include the embedded conversion feature. A non-convertible interest rate of 5.75% was used to compute the initial fair value of the liability component of $227.6 million. For purposes of the fair value measurement, the Company determined that the valuation of the 2019 convertible senior notes falls under Level 2 of the fair value hierarchy. The excess of the $300.0 million of proceeds from the issuance of the 2019 convertible senior notes over the $227.6 million initial amount allocated to the liability component, or $72.4 million, was allocated to the embedded conversion option, or equity component. This excess was treated as an imputed debt discount and is being amortized through interest expense, using the effective interest method, over the seven-year term of the 2019 convertible senior notes, which runs through September 1, 2019. The effective interest rate for these notes is 6.23%.
The initial conversion rate of the 2019 convertible senior notes is 18.5718 shares per $1,000 principal amount of notes, which equates to a conversion price of approximately $53.85 per share. The conversion rate was based on the last reported sale price of the Company’s common shares on The New York Stock Exchange of $39.16 on August 7, 2012. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, following certain corporate transactions that constitute “fundamental changes” (as defined in the indenture for the 2019

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible senior notes), the conversion rate will be increased for holders who elect to convert notes in connection with such corporate transactions in certain circumstances.
The 2019 convertible senior notes are convertible based on the applicable conversion rate only under the following circumstances:

•
prior to June 1, 2019, during any fiscal quarter (and only during that fiscal quarter) commencing after December 31, 2012, if the last reported sale price of the Company’s common stock is greater than or equal to 135% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or

•
prior to June 1, 2019, during the 5 business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 95% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company used a portion of the $290.8 million in net proceeds of the 2019 convertible senior notes offering, along with a portion of the $48.2 million in proceeds from the sale of warrants, to fund the $73.0 million cost of convertible senior note hedge transactions. The Company used a portion of the remaining net proceeds of approximately $266.0 million from the sale of the 2019 convertible senior notes and the sale of the warrants to retire its 2026 convertible senior notes, which were converted or redeemed by the Company in November 2013.
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
The 2019 convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and all of the Company’s non-guarantor subsidiaries are minor as defined in the Securities and Exchange Commission, or Commission, regulations. Hornbeck Offshore Services, Inc., as the parent company issuer of the 2019 convertible senior notes, has no independent assets or operations other than its ownership interest in its subsidiaries and affiliates. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. The 2019 convertible senior notes are general unsecured, senior obligations of the Company, ranking equally in right of payment with all of its existing and future senior indebtedness, including its 2020 and 2021 senior notes.
Revolving Credit Facility
On November 2, 2011, the Company amended and restated its revolving credit facility, which increased its borrowing base to $300.0 million and revised the accordion feature to allow for the potential expansion of the facility up to an aggregate of $500.0 million. The key changes to the Company’s revolving credit facility were effective commencing with the fiscal quarter ended September 30, 2011 and are noted below:

•
The amended facility extended the maturity from March 2013 to November 2016, unless the Company’s 2014 senior notes remained outstanding on June 1, 2014, in which case the facility would have matured on such date. However, such notes were retired in March and April 2012.

•
The minimum interest coverage ratio was 2.00-to-1.00 for the quarters ending December 31, 2011 to September 30, 2012, 2.50-to-1.00 for the quarters ending December 31, 2012 and March 31, 2013 and 3.00-to-1.00 for the quarters ending June 30, 2013 and thereafter.

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

•
The maximum total debt to capitalization ratio, as defined, was replaced by a maximum total funded net debt to EBITDA ratio, as defined, of 4.00-to-1.00 beginning with the quarter ending December 31, 2012.

•	The Company increased the vessels pledged as collateral from 19 to 23 new generation OSVs commensurate with the higher borrowing base.

•
If the Company’s 2026 convertible senior notes remained outstanding on April 30, 2013, the Company was required to maintain, as of the end of such calendar month and each calendar month-end thereafter, available liquidity, as defined, of $350 million until the refinancing of the 2026 convertible senior notes to a date that was 91 days beyond the scheduled maturity of the facility or the redemption of the 2026 convertible senior notes, provided that such redemption complied with the other provisions of the facility. Such notes were redeemed in November 2013.

•
The Company was permitted to repay its 2014 senior notes and 2026 convertible senior notes, provided that the Company had available liquidity, as defined, of $100 million on a pro forma basis and could demonstrate to the agent under the facility that its business plan was fully funded for the next four fiscal quarters.

Other than these key changes, all other definitions and substantive terms in the Company’s credit agreement governing its revolving credit facility were unchanged with the November 2011 amendment and remain in effect through the remaining life of the facility.
As of December 31, 2013, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.8 million posted in letters of credit. As of December 31, 2013, the Company was in compliance with all financial covenants contained in its amended revolving credit facility.
The credit agreement governing the amended revolving credit facility and the indentures governing the Company’s 2020 senior notes and 2021 senior notes impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,125.0 million, $1,064.1 million and $1,184.6 million, respectively, as of December 31, 2013. Given the observable nature of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy.
Capitalized Interest
Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $31.2 million, $11.0 million, and $0.4 million, for the years ended December 31, 2013, 2012, and 2011, respectively.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholder Rights Plan
On July 1, 2013, the Company’s Board of Directors implemented a stockholder rights plan establishing one right for each outstanding share of common stock. The rights become exercisable, and transferable apart from the Company’s common stock, 10 business days following a public announcement that a person or group has acquired beneficial ownership of, or has commenced a tender or exchange offer for, 10% or more of the Company’s common stock. This stockholder rights plan is substantially similar to the Company's prior stockholder rights plan that expired on June 17, 2013.
Public Offerings of Common Stock
On November 16, 2011, the Company completed an underwritten public offering of 8.1 million shares of its common stock at $30.00 per share, for total gross proceeds of $241.5 million before underwriting discounts, commissions and offering expenses. This includes 1,050,000 additional shares of common stock purchased pursuant to the exercise in full of the underwriters’ over-allotment option. Underwriting discounts, commissions and offering expenses of approximately $11.4 million were recorded as a reduction of additional paid-in capital. The Company used net proceeds from the offering to partially fund its fifth OSV newbuild program.

8. Stock-Based Compensation
Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors. As of December 31, 2013, there were 613,046 shares available for future issuance to employees under the incentive compensation plan. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.
The financial impact of stock-based compensation expense related to the Company’s incentive compensation plan on its operating results are reflected in the table below (in thousands, except for per share data):

	Year Ended December 31,
	2013	2012	2011
Income before taxes	$11,888	$10,805	$6,403
Net income	$7,581	$6,695	$4,876
Earnings per common share:
Basic	$0.21	$0.19	$0.17
Diluted	$0.21	$0.19	$0.17
The accounting rules also require the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded financing cash flows for such excess tax deductions of approximately $2.7 million, $0.9 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Net cash proceeds from the exercise of stock options were $6.2 million, $1.8 million, and $0.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The income tax benefit from stock option exercises and restricted stock vesting was $4.8 million, $3.0 million, and $2.0 million for the respective periods.
Stock Options
The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options granted during the year ended December 31, 2011 expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a three-year period. Stock options were granted to executive officers of the company during 2011. No stock options were granted to any employees during 2013 or 2012.
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
The following table represents the Company’s stock option activity for the year ended December 31, 2013 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	737	$23.30	3.6	$8,144
Grants	—	—	—	—
Exercised	(331)	18.57	n/a	10,119
Forfeited or expired	(1)	27.90	n/a	n/a
Options outstanding at December 31, 2013	405	$27.16	4.2	$8,951
Exercisable options outstanding at December 31, 2013	342	$27.59	3.6	$7,405
The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2013 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2013	127	$12.21
Grants	—	—
Vested	(63)	12.21
Forfeited	(1)	12.39
Nonvested stock options at December 31, 2013	63	$12.21
As of December 31, 2013, the Company had unamortized stock-based compensation expense of $0.1 million that will be recognized on a straight-line basis over the remaining vesting period, and has recorded approximately $0.8 million of compensation expense during 2013, associated with stock options.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock
Equity-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either performance-based or time-based vesting provisions. The Company has issued two types of performance-based restricted stock unit awards whose vesting is determined by achieving either external or internal performance criteria. For the first type of performance-based restricted stock unit award, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s performance relative to a peer group, as defined by the restricted stock unit agreements governing such awards. Performance for such types of awards has historically been measured by the change in the Company’s stock price measured against the peer group during the measurement period, generally three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. This type of performance-based restricted stock unit was granted in 2011. The second type of performance-based restricted stock unit award, calculates the shares to be received based on the Company’s achievement of certain performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. Performance for these types of awards has historically been measured by a number of factors that may differ from year to year, including such examples as the Company achieving a targeted return on invested capital, Upstream operating profit margin, and safety record. The actual number of shares that could be received by the award recipients for the years in question can range from 0% to 100% of the Company’s base share awards depending on the number and/or extent of performance goals attained by the Company. This type of performance-based restricted stock unit was granted in 2012 and 2013. Compensation expense related to restricted stock unit awards is recognized over the period the restrictions lapse, from one to three years. The fair value of the Company’s performance-based restricted stock unit awards, which is determined using a Monte Carlo simulation, is applied to the base shares and is amortized over the vesting period based on either their relative performance compared to peers or internal performance goals attained. The compensation expense related to time-based restricted stock awards, which is amortized over a one to three-year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2013, the Company had unamortized stock-based compensation expense of $7.9 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.4 years. In addition, the Company has recorded approximately $7.3 million of compensation expense during the year ended December 31, 2013 associated with restricted stock-based unit awards.
The following table summarizes the restricted stock awards activity during the year ended December 31, 2013 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Restricted stock awards:
Restricted stock awards as of January 1, 2013	660	$25.83
Granted during the period	206	40.11
Cancellations during the period	(6)	29.86
Vested	(290)	24.51
Outstanding, as of December 31, 2013	570	$31.61

(1)
The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares and is determined using a Monte Carlo simulation for performance-based shares, of which the fair value is applied to both the base and bonus share awards.

Cash-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units with cash-settled vesting provisions. The compensation expense related to cash-settled phantom restricted stock awards is amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the date of grant applied to the total shares that are expected to fully vest. The cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. This type of phantom time-based restricted stock unit was granted in 2012 and 2013. As of December 31, 2013, the Company had unamortized cash-settled phantom compensation expense of $3.1 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.2 years. In addition, the Company has recorded approximately $2.8 million of compensation expense during the year ended December 31, 2013 associated with cash-settled phantom awards.
The following table summarizes the phantom cash-settled restricted stock awards activity during the year ended December 31, 2013 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-settled restricted stock awards:
Phantom cash-settled restricted stock awards as of January 1, 2013	135	$36.92
Granted during the period	22	39.31
Cancellations during the period	(6)	37.77
Vested	(12)	36.98
Outstanding, as of December 31, 2013	139	$37.25

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares.
Employee Stock Purchase Plan
On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2013, there were 173,828 shares available for future issuance to employees under the ESPP. The Company has recorded approximately $1.0 million of compensation expense during the year ended December 31, 2013 associated with the ESPP.
The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2013 and 2012:

	2013	2012
Dividend yield	0%	0%
Expected volatility	32.4%	39.6%
Risk-free interest rate	0.1%	0.1%
Expected term (months)	6	6
Weighted-average grant-date fair value per share	$9.94	$8.55

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Deferred tax liabilities:
Fixed assets	$418,614	$444,733	$408,842
Deferred charges and other liabilities	18,501	17,346	12,100
Total deferred tax liabilities	437,115	462,079	420,942
Deferred tax assets:
Net operating loss carryforwards	(97,817)	(181,445)	(164,623)
Allowance for doubtful accounts	(1,228)	(1,099)	(455)
Stock-based compensation expense	(4,128)	(4,763)	(4,353)
Alternative minimum tax credit carryforward	(21,437)	(20,863)	(20,863)
Foreign tax credit carryforward	(10,404)	(6,426)	(5,405)
Other	(7,067)	(5,725)	(4,786)
Total deferred tax assets	(142,081)	(220,321)	(200,485)
Valuation allowance	912	—	—
Total deferred tax liabilities, net	$295,946	$241,758	$220,457
Current deferred tax assets, net	$72,470	$28,720	$3,221
Long-term deferred tax liabilities, net	368,416	270,478	223,678
Total deferred tax liabilities, net	$295,946	$241,758	$220,457
The components of the income tax expense follow (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current tax expense (benefit):
U.S.	$—	$—	$(299)
Foreign	4,000	1,016	1,154
Total current tax expense	4,000	1,016	855
Deferred tax expense (benefit):
U.S.	32,320	20,368	(2,213)
Total tax expense (benefit)	$36,320	$21,384	$(1,358)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) from continuing operations before income taxes, based on jurisdiction earned, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$84,591	$40,175	$(16,791)
Foreign	15,807	15,904	11,913
Total income (loss) from continuing operations before income taxes	$100,398	$56,079	$(4,878)
At December 31, 2013, the Company had federal tax net operating loss carryforwards of approximately $277.1 million, which will expire in 2030 through 2032 and foreign tax credit carryforwards of approximately $10.4 million, which will expire in 2019 through 2023. The amount of net operating loss carryforwards expected to be used in 2014 have been included as a current deferred tax asset as of December 31, 2013. The Company has state tax net operating loss carryforwards of approximately $84.9 million, which will expire in 2025 through 2032 and can only be utilized if the Company generates taxable income in particular tax jurisdictions.
Based on historical and projected operating results, the Company believed that no valuation allowance was necessary for its deferred tax assets prior to 2013. As a result of the sale of the Downstream segment during the third quarter of 2013, the Company believes that certain state operating loss carryforwards may not be realizable and has thus recorded a valuation allowance of $0.9 million. In addition, in the third quarter of 2013, the Company changed its deferred tax rate to reflect that it will not have future operations in certain states where the Downstream segment operated, resulting in a favorable tax adjustment of $2.8 million.
The Company is no longer subject to tax audits by federal, state or local taxing authorities for years prior to 2009. The Company has ongoing examinations by various foreign tax authorities but does not believe that the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate of 35% and the actual income tax provision (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statutory rate	$35,140	$19,627	$(1,707)
State taxes, net	1,183	729	(63)
Non-deductible expense	1,688	1,043	405
Valuation allowance	912	—	—
Change in deferred tax rate	(2,802)	—	—
Foreign taxes and other	199	(15)	7
	$36,320	$21,384	$(1,358)
10. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. The program now consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of December 31, 2013, the Company had placed four vessels in service under such program. Subsequent to year-end, two additional vessels were placed in service under such program. The 18 remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: 12 in 2014, four in 2015 and two in 2016. Based on current contracts and internal estimates, the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate total cost of this program, before construction period interest, is expected to be approximately $1,250.0 million. From the inception of this program through December 31, 2013, the Company has incurred construction costs of approximately $716.5 million, or 57.3%, of total expected project costs.
Operating Leases
The Company is obligated under certain operating leases for office space, shore-base facilities and vehicles. The Covington facility lease commenced on July 1, 2012 and provides for an initial term expiring in September 2025 with three additional five-year renewal period options. A shore-base facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of seven years with four additional five-year periods upon the terms and conditions contained in the lease agreement. On January 30, 2008, the Company purchased a leasehold interest in a parcel of improved real estate as an adjacent addition to HOS Port, its existing shore-base facility located in Port Fourchon, Louisiana. At December 31, 2013, this latter facility lease had approximately one year remaining on its initial term, with four additional five-year renewal periods. Rent expense related to operating leases was approximately $3.6 million, $2.6 million and $1.7 million for the years ending December 31, 2013, 2012 and 2011, respectively.
Future minimum payments under noncancelable leases for years subsequent to 2013 are as follows (in thousands):

Year Ended December 31,
2014	$2,961
2015	2,341
2016	2,260
2017	2,278
2018	2,364
Thereafter	32,048
Total	$44,252
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
Vessel charters with Petrobras include limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $3.0 million. The Company disagrees with a majority of these assessments. While the Company cannot currently estimate the amounts or timing of the resolution of these matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.

During 2013 the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third party provider to a wholly-owned subsidiary of the Company.  As a result, this assignment may be interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million.  The Company disagrees with this interpretation and, as of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, these potential duties have not been assessed or recorded in its financial statements.  While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
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
11. Deferred Charges
Deferred charges include the following (in thousands):

	Year Ended December 31,
	2013	2012
Deferred financing costs, net of accumulated amortization of $5,805 and $10,254, respectively	$21,763	$22,102
Deferred drydocking costs, net of accumulated amortization of $36,408 and $18,779, respectively	49,149	42,731
Prepaid lease expense, net of amortization of $1,226 and $1,067, respectively	3,163	3,321
Total	$74,075	$68,154
12. Major Customers
In the years ended December 31, 2013, 2012, and 2011, revenues from the following customers represent 10% or more of consolidated revenues:

	Year Ended December 31,
	2013		2012		2011
Customer A	16%		n/a	(1)	n/a	(1)
Customer B	12%		n/a	(1)	n/a	(1)
Customer C	10%		n/a	(1)	n/a	(1)
Customer D	n/a	(1)	19%		22%
Customer E	n/a	(1)	14%		n/a	(1)
Customer F	n/a	(1)	n/a	(1)	17%

(1)	Customers represent less than 10% of consolidated revenue in each year presented.

13. Discontinued Operations
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized results of the Downstream segment from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$43,318	$49,429	$50,791
Gain on sale of assets	60,076	624	559
Operating Income	74,278	3,663	1,304
Income before income taxes	74,280	3,664	1,515
Income tax expense	26,965	1,342	556
Income from discontinued operations	47,315	2,322	959
As of December 31, 2013 and December 31, 2012, the aggregate components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

	As of	As of
	December 31, 2013	December 31, 2012
Assets:
Other current assets	$1,578	$2,447
Total current assets	1,578	2,447
Property, plant and equipment, net	759	168,487
Deferred charges, net	—	5,343
Total assets	$2,337	$176,277
Liabilities:
Accrued payroll and benefits	$2	$1,307
Deferred revenue	—	2,571
Other accrued liabilities	115	319
Total current liabilities	117	4,197
Other liabilities	306	403
Total liabilities	$423	$4,600
At the closing of the sale, the Company entered into transition service agreements with Genesis to facilitate the transition of the sale of the business, including ship management agreements and a crew management agreement, pursuant to which the Company provides services related to the operation and management of the vessels as well as supplying some of the marine crews for those vessels during the transition period. The Company has recently been notified by Genesis of its intention to terminate the agreements upon completion of the transition of time charters that were in effect at the time of the closing.
14. Employment Agreements
The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements contain an EBITDA target, as well as a discretionary component, established by the Compensation Committee of the Company’s Board of Directors, in setting the cash incentive compensation for such executives under this program. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement. The current term of these employment agreements expires on December 31, 2016 and automatically extends each year thereafter on January 1st, for an additional year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):
The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2013 and 2012. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2013(1)(2)
Revenues	$132,526	$137,811	$132,915	$144,893
Operating income	43,817	46,448	37,188	43,650
Income from continuing operations(3)	3,928	20,266	17,796	22,087
Income from discontinued operations, net of tax(4)	2,231	3,564	41,368	153
Net income	6,159	23,830	59,164	22,240
Earnings (loss) per common share:
Basic earnings per common share from continuing operations	$0.11	$0.56	$0.49	$0.62
Basic earnings per common share from discontinued operations	0.06	0.10	1.15	—
Basic earnings per common share	$0.17	$0.66	$1.64	$0.62
Diluted earnings per common share from continuing operations	$0.11	$0.55	$0.49	$0.61
Diluted earnings per common share from discontinued operations	0.06	0.10	1.12	—
Diluted earnings per common share	$0.17	$0.65	$1.61	$0.61
Fiscal Year 2012(1)(5)
Revenues	$107,893	$121,698	$115,087	$118,631
Operating income	28,394	35,304	24,328	29,618
Income from continuing operations	6,150	12,945	6,177	9,423
Income (loss) from discontinued operations, net of tax	157	(931)	1,224	1,872
Net income	6,307	12,014	7,401	11,295
Earnings (loss) per common share:
Basic earnings per common share from continuing operations	$0.18	$0.37	$0.18	$0.27
Basic earnings per common share from discontinued operations	—	(0.03)	0.03	0.05
Basic earnings per common share	$0.18	$0.34	$0.21	$0.32
Diluted earnings per common share from continuing operations	$0.18	$0.36	$0.17	$0.26
Diluted earnings per common share from discontinued operations	—	(0.03)	0.03	0.05
Diluted earnings per common share	$0.18	$0.33	$0.20	$0.31

(1)	The sum of the four quarters may not equal annual results due to rounding.

(2)
Results for the quarter ended September 30, 2013 were unfavorably impacted by the mobilization of four 240 class vessels from Brazil to the GoM. During the third quarter of 2013, the Company recorded mobilization expenses of approximately $2.3 million for such vessels. Results for the quarter ended December 31, 2013 were favorably impacted by improved market conditions for the Company's MPSVs and three vessels working in Latin America. Also, the results for the quarter ended December 31, 2013 includes deliveries of three vessels under the Company's fifth OSV newbuild program.

(3)
During the first quarter of 2013, the Company recorded a loss on early extinguishment of debt of approximately $24.3 million ($15.2 million after-tax or $0.42 per diluted share) due to the redemption of approximately 94% of its 2017 senior notes. See Note 6 for further discussion.

(4)
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately of $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share).

(5)
Results for the quarter ended June 30, 2012 were favorably impacted by increased demand for the Company's MPSVs and improved market conditions in the GoM. Results for the quarter ended September 30, 2012 were impacted by uneven demand for the Company's 200 class DP-1 vessels in the GoM and the mobilization of four such vessels from Brazil to the GoM. Results for the quarter ended December 31, 2012 were favorably impacted by improved spot market conditions in the GoM for 240 and 265 class DP-2 equipment and a decrease in the stacked fleet to an average of 1.4 vessels.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 28, 2014.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
(Todd M. Hornbeck)

/S/ JAMES O. HARP, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
(James O. Harp, Jr.)

/S/ LARRY D. HORNBECK	Director	February 28, 2014
(Larry D. Hornbeck)

/S/ BRUCE W. HUNT	Director	February 28, 2014
(Bruce W. Hunt)

/S/ STEVEN W. KRABLIN	Director	February 28, 2014
(Steven W. Krablin)

/S/ PATRICIA B. MELCHER	Director	February 28, 2014
(Patricia B. Melcher)

/S/ KEVIN O. MEYERS	Director	February 28, 2014
(Kevin O. Meyers)

/S/ JOHN T. RYND	Director	February 28, 2014
(John T. Rynd)

/S/ BERNIE W. STEWART	Director	February 28, 2014
(Bernie W. Stewart)

/S/ NICHOLAS L. SWYKA JR.	Director	February 28, 2014
(Nicholas L. Swyka)

S - 1

Exhibit Index

Exhibit Number		Description of Exhibit
2.1	—
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

4.31	—
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

4.34	—
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
Employment Agreement dated effective January 1, 2013 by and between John S. Cook and the Company (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the period ended December 31, 2012).

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

10.42	—
Amendment No. 3 to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2013).

10.43	—
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