Form 10-Q
period 2014-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2014-05-09
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2014 was 36,252,102.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$349,340	$439,291
Accounts receivable, net of allowance for doubtful accounts of $3,343 and $3,411, respectively	87,752	93,512
Deferred tax assets, net	75,165	72,470
Prepaid and other current assets	20,395	13,779
Current assets from discontinued operations	602	1,578
Total current assets	533,254	620,630
Property, plant and equipment, net	2,235,850	2,125,374
Deferred charges, net	77,071	74,075
Other assets	15,473	13,442
Long-term assets from discontinued operations	137	759
Total assets	$2,861,785	$2,834,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,617	$52,930
Accrued interest	13,640	14,890
Accrued payroll and benefits	10,232	13,451
Deferred revenue	707	8,786
Other accrued liabilities	13,117	11,497
Current liabilities from discontinued operations	9	117
Total current liabilities	106,322	101,671
Long-term debt, net of original issue discount of $58,618 and $60,908, respectively	1,066,382	1,064,092
Deferred tax liabilities, net	377,240	368,416
Other liabilities	5,093	4,367
Long-term liabilities of discontinued operations	247	306
Total liabilities	1,555,284	1,538,852
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,247 and 36,095 shares issued and outstanding, respectively	362	361
Additional paid-in-capital	723,589	724,379
Retained earnings	583,249	571,483
Accumulated other comprehensive loss	(699)	(795)
Total stockholders’ equity	1,306,501	1,295,428
Total liabilities and stockholders’ equity	$2,861,785	$2,834,280

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues	$136,585	$132,526
Costs and expenses:
Operating expenses	68,581	56,294
Depreciation	16,185	13,196
Amortization	13,175	6,223
General and administrative expenses	13,685	12,996
	111,626	88,709
Gain on sale of assets	69	—
Operating income	25,028	43,817
Other income (expense):
Loss on early extinguishment of debt	—	(24,319)
Interest income	364	577
Interest expense	(7,232)	(13,722)
Other income (expense), net	(77)	(109)
	(6,945)	(37,573)
Income before income taxes	18,083	6,244
Income tax expense	6,729	2,316
Income from continuing operations	11,354	3,928
Income from discontinued operations, net of tax	412	2,231
Net income	$11,766	$6,159
Earnings per share:
Basic earnings per common share from continuing operations	$0.32	$0.11
Basic earnings per common share from discontinued operations	0.01	0.06
Basic earnings per common share	$0.33	$0.17
Diluted earnings per common share from continuing operations	$0.31	$0.11
Diluted earnings per common share from discontinued operations	0.01	0.06
Diluted earnings per common share	$0.32	$0.17
Weighted average basic shares outstanding	36,169	35,618
Weighted average diluted shares outstanding	36,717	36,346

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$11,766	$6,159
Other comprehensive income, net of tax:
Foreign currency translation income (loss)	96	(112)
Total comprehensive income	$11,862	$6,047

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$11,354	$3,928
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	16,185	13,196
Amortization	13,175	6,223
Stock-based compensation expense	2,631	3,307
Loss on early extinguishment of debt	—	24,319
Provision for bad debts	(68)	(141)
Deferred tax expense	6,084	220
Amortization of deferred financing costs	1,956	4,981
Gain on sale of assets	(69)	—
Changes in operating assets and liabilities:
Accounts receivable	5,843	(15,148)
Other receivables and current assets	(8,815)	4,035
Deferred drydocking charges	(9,915)	(5,681)
Accounts payable	12,497	(3,421)
Accrued liabilities and other liabilities	(12,904)	(2,902)
Accrued interest	(1,250)	(1,211)
Net cash provided by operating activities	36,704	31,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(114,067)	(86,909)
Net proceeds from sale of assets	76	—
Vessel capital expenditures	(14,656)	(6,626)
Non-vessel capital expenditures	(556)	(479)
Net cash used in investing activities	(129,203)	(94,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	248	—
Repayment of senior notes	—	(234,620)
Proceeds from the issuance of senior notes	—	450,000
Redemption premium on the retirement of debt	—	(16,705)
Deferred financing costs	—	(7,256)
Net cash proceeds from other shares issued	90	1,828
Net cash provided by financing activities	338	193,247
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	826	6,834
Net cash provided by (used in) investing activities	1,288	(288)
Net cash provided by discontinued operations	2,114	6,546
Effects of exchange rate changes on cash	96	112
Net increase (decrease) in cash and cash equivalents	(89,951)	137,596
Cash and cash equivalents at beginning of period	439,291	576,678
Cash and cash equivalents at end of period	$349,340	$714,274
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$13,882	$14,265
Cash paid for income taxes	$937	$553

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications have been made to prior period results to conform to current year presentation. The most significant of these reclassifications are associated with the Company's discontinued operations. As discussed further in Note 6, the Company sold substantially all of its Downstream assets in August 2013.
The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

	Three Months Ended March 31,
	2014	2013
Income from continuing operations (1)	$11,354	$3,928
Income from discontinued operations, net of tax (2)	412	2,231
Net income	$11,766	$6,159
Weighted average number of shares of common stock outstanding	36,169	35,618
Add: Net effect of dilutive stock options and unvested restricted stock (3)(4)(5)	548	728
Weighted average number of dilutive shares of common stock outstanding	36,717	36,346
Earnings per common share:
Basic earnings per common share from continuing operations	$0.32	$0.11
Basic earnings per common share from discontinued operations	0.01	0.06
Basic earnings per common share	$0.33	$0.17
Diluted earnings per common share from continuing operations	$0.31	$0.11
Diluted earnings per common share from discontinued operations	0.01	0.06
Diluted earnings per common share	$0.32	$0.17

(1)
Income from continuing operations for the three months ended March 31, 2013 includes a loss on early extinguishment of debt of $24.3 million. See Note 3 for further information regarding the Company’s debt.

(2)	On August 29, 2013, the Company closed the sale of its Downstream segment. See Note 6 for further discussion of this transaction.

(3)
For the three months ended March 31, 2014 and 2013, the Company had no anti-dilutive stock options. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(4)
For the three months ended March 31, 2014 and 2013, the 2019 convertible senior notes were not dilutive and for the three months ended March 31, 2013, the 2026 convertible senior notes retired in November 2013 were not dilutive, as the average price of the Company’s stock was less than the effective

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(5)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 4 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

3. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2014	December 31, 2013
5.875% senior notes due 2020	$375,000	$375,000
5.000% senior notes due 2021	450,000	450,000
1.500% convertible senior notes due 2019, net of original issue discount of $58,618 and $60,908	241,382	239,092
Revolving credit facility due 2016	—	—
	1,066,382	1,064,092
Less current maturities	—	—
	$1,066,382	$1,064,092
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
Revolving Credit Facility
The Company has an undrawn senior secured revolving credit facility, with a borrowing base of $300.0 million and an accordion feature that allows for the potential expansion of the facility up to an aggregate of $500.0 million. The facility matures in November 2016.
Under the Company’s revolving credit facility, it has the option of borrowing at a variable rate of interest equal to either (i) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus  1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on the Company’s leverage ratio, as defined in the credit agreement governing the amended revolving credit facility. Unused commitment fees are payable quarterly at the annual rate ranging from 37.5 basis points to 50.0 basis points as determined by a pricing grid.
As of March 31, 2014, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.8 million posted as letters of credit. As of March 31, 2014, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,125.0 million, $1,066.4 million and $1,174.1 million, respectively, as of March 31, 2014. Given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Interest
During the three months ended March 31, 2014, the Company capitalized approximately $8.7 million of interest costs related to the construction of vessels. During the three months ended March 31, 2013, the Company capitalized approximately $6.0 million, of interest costs related to the construction of vessels.
4. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of March 31, 2014 the Company has granted 3.7 million shares of common stock under such plan.
During the three months ended March 31, 2014, the Company granted cash-settled phantom restricted stock units, time-based restricted stock units, performance-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Cash-settled phantom restricted stock units		X	X
Time-based restricted stock units		X
Performance-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based restricted stock units are calculated based on the Company’s performance compared to three pre-determined criteria, as defined by the restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the Company’s awards depending on the Company’s performance. During the three months ended March 31, 2014, the Company granted 202,115 time-based and performance-based restricted stock units, 34,454 cash-settled phantom restricted stock units and 4,672 shares of fully-vested common stock.
Compensation expense related to 2014 restricted stock unit grants is recognized over the three-year service period. The fair value of the Company’s performance-based restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and cash-settled phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2014, the Company granted performance-based and time-based restricted stock units in 2011, 2012 and 2013. During the three months ended March 31, 2014, the Company issued 151,840 shares, in the aggregate, of stock due to: 1) employees exercising previously vested stock options, 2) vestings of restricted stock units and 3) the issuance of fully-vested common stock.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2014	2013
Income before taxes	$2,631	$3,307
Net income	$1,653	$2,071
Earnings per common share:
Basic earnings per common share	$0.05	$0.06
Diluted earnings per common share	$0.05	$0.06

5. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. This program now consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of March 31, 2014, the Company had placed six vessels in-service under such program. Subsequent to quarter-end, one additional vessel was placed in-service under such program. The 17 remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: 11 in 2014, four in 2015 and two in 2016. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,250.0 million, of which $284.0 million, $117.1 million and $25.7 million is expected to be incurred in the remainder of 2014, 2015 and 2016, respectively. From the inception of this program through March 31, 2014, the Company had incurred construction costs of approximately $823.2 million, or 65.9%, of total expected project costs.
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
Vessel charters with Petrobras include limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $3.0 million. The Company disagrees with these assessments. While the Company cannot currently estimate the amounts or timing of the resolution of these matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the Company commenced the process of assigning the vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company.  This assignment could be interpreted by local authorities as a new importation of these vessels resulting in an assessment ranging from $0.5 million to $3.5 million, in the aggregate.  The Company believes that these vessels would not require re-importation and, as of March 31, 2014, any potential re-importation duties have not been assessed or recorded in its financial statements.  While the Company cannot estimate the amounts or timing of the resolution of these matters relating to operations in Brazil, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
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
6. Discontinued Operations
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately of $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. During the three months ended March 31, 2014, two of these tugs were sold for net cash proceeds of $1.3 million. These sales resulted in a pre-tax gain of approximately $0.7 million ($0.4 million after-tax or $0.01 per diluted share.) The historical results for the Downstream segment and the gains on the sales thereof have been presented as discontinued operations for all periods in the accompanying consolidated financial statements.
Summarized results of the Downstream segment from discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$12	$14,990
Gain on sale of assets	655	—
Operating income	643	3,589
Income before income taxes	643	3,591
Income tax expense	231	1,360
Income from discontinued operations	412	2,231

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014 and December 31, 2013, the aggregate components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

	As of	As of
	March 31, 2014	December 31, 2013
Assets:
Other current assets	$602	$1,578
Total current assets	602	1,578
Property, plant and equipment, net	137	759
Total assets	$739	$2,337
Liabilities:
Accrued payroll and benefits	$—	$2
Other accrued liabilities	9	115
Total current liabilities	9	117
Other liabilities	247	306
Total liabilities	$256	$423
At the closing of the sale, the Company entered into transition service agreements with Genesis to facilitate the transition of the sale of the business, including ship management agreements and a crew management agreement, pursuant to which the Company provides services related to the operation and management of the vessels as well as supplying some of the marine crews for those vessels during the transition period. The Company has been notified by Genesis of its intention to terminate the agreements upon completion of the transition of time charters that were in effect at the time of the closing. As of March 31, 2014, the Company has terminated eight of the nine transition service agreements.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2013. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q.
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
General
The OSV market is expanding globally. Generally, offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for high-spec OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 99 floating rigs under construction or on order on April 30, 2014 and, as of that date, there were options outstanding to build 31 additional floating rigs. In addition, on that date, there were 144 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 57 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required per rig is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally, more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include flotel, subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.

Two of the principal threats facing the Upstream market in the GoM is the ability of operators and drilling contractors to comply with the new regulatory requirements and general economic conditions. As of April 30, 2014, there were 66 high-spec, Jones Act-qualified vessels under construction in U.S. shipyards that will deliver through 2016. Seventeen of such vessels are being constructed by the Company. The level and timing of fleet additions, if not commensurate with the level and timing of additional drilling units, have had and we expect will continue to have at least through mid-year, a negative impact on utilization and dayrates in the GoM.
Presently, our operations are conducted in three core markets comprised of the GoM, Mexico and Brazil. Descriptions of these three core markets are included below.
Gulf of Mexico
The GoM continues to be considered a world-class basin by exploration and production companies. In its Annual Energy Outlook 2013, the EIA estimated that the GoM contains 45 billion barrels of recoverable oil equivalent. According to IHS-Petrodata as of April 30, 2014, the number of floating rigs available in the GoM region is currently 43 which has increased from the pre-Macondo level of 34. Of the 43 rigs now available in the GoM, 36 were actively drilling as of April 30, 2014. We expect that between 10 and 15 additional units will begin work at various times during 2014.
During the first quarter of 2014, we experienced softness for high-spec OSVs operating in the GoM spot market, which had a significant impact on our utilization and, to a lesser extent, on our average dayrates. These soft market conditions are primarily the result of delays in the commissioning and activation of incremental offshore drilling rigs coupled with the delivery of additional high-spec OSVs into the GoM. We believe that the number of offshore drilling rigs forecasted to become active in the GoM during the remainder of 2014 will reduce this temporary over supply of OSVs. While we expect there to be some rig departures from the GoM, our analysis is that by the end of 2014 there will be approximately 50 active deepwater drilling units in the GoM. We expect this number to increase further in 2015. The Company anticipates delivery of 38 additional Jones Act-qualified DP-2 vessels from U.S. shipyards, including 10 being constructed by the Company, during 2014. The timing and confluence of these factors were the primary reasons that we saw our utilization and average dayrates decline in the first quarter of 2014. Fleetwide effective, or utilization-adjusted, dayrates for our new generation OSVs decreased $2,042, or roughly 9%, from $21,798 for the year-ago quarter to $19,756 for the first quarter of 2014. As of March 31, 2014, we have placed six vessels in-service under our ongoing 24-vessel newbuild program. Subsequent to quarter-end, one additional vessel was placed in service under such program. We plan to take delivery of 11 additional newbuild vessels during the remainder of 2014. During the three months ended March 31, 2014, demand for our DP-1 vessels was roughly in-line with the sequential quarter. Part of our DP-1 strategy has been to convert certain of those DP-1 vessels into 240 class DP-2 vessels. We completed the conversion of six vessels between December 2012 and November 2013. We are considering whether to convert additional DP-1 vessels to DP-2.
Mexico
The primary customer in the Mexican market is the state-owned oil company, PEMEX. Production from the Cantarell field, which according to the EIA is PEMEX’s largest offshore oilfield, has declined to approximately 500,000 barrels per day from approximately 2.1 million barrels per day at its peak. In 2011, 75% of Mexico’s total crude oil production came from offshore fields located in the Bay of Campeche, including the Cantarell field and the Ku-Maloob-Zaap field. In its July 2011 Outlook, PEMEX highlighted that 49% of its prospective resources, or 26.6 billion barrels of oil equivalent, are in the deepwater Gulf of Mexico. In December 2013, the Mexican congress voted in favor of allowing the government to grant contracts and licenses for exploration and extraction of oil and gas to multinational firms, which had been prohibited under Mexico’s constitution for several decades. In the first quarter of 2014, PEMEX was required to submit proposals for existing holdings it believes it has the capability to develop. Under this “round zero” of the bidding process, the energy ministry will then decide in late-2014 which of those fields it should grant to PEMEX. We expect the projects that PEMEX does not retain will be the more difficult projects that will be turned over for joint-ventures with multinational producers. These joint-ventures could be established in late-2014 or early-2015. We expect these changes to provide additional demand drivers in Mexico for our vessels.
Currently, there are six floating rigs and 42 jack-up rigs drilling offshore Mexico. PEMEX has announced plans to add 17 more high-spec jack-up rigs during the remainder of 2014. We began working in Mexico in 2002 and currently have six vessels working there under long-term contracts. During the first quarter of 2014, we were awarded a contract for six additional vessels to operate offshore Mexico. After a brief mobilization period, these vessel charters should commence operations during the second quarter of 2014. We will continue to actively bid additional vessels into Mexico as tenders are issued by PEMEX and these joint ventures.
During the first quarter of 2014, there were allegations of fraud made against Oceanografia, the largest provider of offshore vessel services to PEMEX and one of our principal Mexican competitors. As a result of these allegations, we anticipate there will be additional opportunities for our vessels to provide offshore services to PEMEX.
Brazil
Brazil is experiencing an increase in activity related to its large deepwater and pre-salt oilfield basins. This increase in activity is driven primarily by the state-owned oil company, Petroleo Brasileiro S.A., or Petrobras, and other producers, including BP p.l.c., Chevron Corporation, Exxon Mobil Corporation and Royal Dutch Shell plc. Petrobras has publicly announced plans to spend approximately $148 billion on exploration and production activities from 2013 through 2017 and has stated that its offshore supply vessel needs could increase from approximately 220 in 2013 to nearly 420 in 2020.
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

Contract Coverage
As of April 30, 2014, we had 60% of our new generation OSV vessel-days contracted for the remainder of 2014. Our forward OSV contract coverage for the fiscal year ending December 31, 2015 currently stands at 24%. Included within our new generation contract coverage are five vessels on long-term charters with the United States government in defense capacities. It is possible that these contracts could be impacted by federal defense budget sequestration. MPSV contract coverage for the remainder of 2014 and 2015 is currently 62% and 6%, respectively.
Operating Areas
All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for five foreign-flagged new generation OSVs, two foreign-flagged well stimulation vessels and two foreign-flagged MPSVs. As of March 31, 2014, our 55 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Domestic
GoM	42
Other U.S. coastlines (1)	5
47
Foreign
Brazil	4
Mexico	6
Middle East	2
12
Total Vessels (2)	59

(1) Includes five vessels that are currently supporting the military.
(2) Excluded from this table is one conventional OSV that was stacked as of March 31, 2014.
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our new generation OSVs and the average number and size of vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, our shore-base facility, and vessel management services. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

	Three Months Ended March 31,
	2014	2013
New Generation Offshore Supply Vessels:
Average number of new generation OSVs (1)	54.2	51.0
Average new generation OSV fleet capacity (DWT)	157,296	128,190
Average new generation OSV capacity (DWT)	2,901	2,514
Average new generation OSV utilization rate (2)	75.3%	86.7%
Average new generation OSV dayrate (3)	$26,237	$25,142
Effective dayrate (4)	$19,756	$21,798

(1)
We owned 55 new generation OSVs as of March 31, 2014. Excluded from this data is one stacked conventional OSV that we consider to be a non-core asset. Also excluded from this data are four MPSVs owned and operated by the Company. During the first quarter of 2014, we placed in service one 300 class OSV, the HOS Riverbend and one 320 class OSV, the HOS Carolina. Subsequent to quarter-end, we placed in service one 320 class OSV, the HOS Claymore.

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

The following table provides the detailed components of EBITDA from continuing operations as we define that term for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Components of EBITDA:
Income from continuing operations	$11,354	$3,928
Interest expense, net
Debt obligations	7,232	13,722
Interest income	(364)	(577)
Total interest, net	6,868	13,145
Income tax expense	6,729	2,316
Depreciation	16,185	13,196
Amortization	13,175	6,223
EBITDA from continuing operations	$54,311	$38,808

The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the three months ended March 31, 2014 and 2013, respectively (in thousands).

	Three Months Ended March 31,
	2014	2013
EBITDA Reconciliation to GAAP:
EBITDA from continuing operations	$54,311	$38,808
Cash paid for deferred drydocking charges	(9,915)	(5,681)
Cash paid for interest	(13,882)	(14,265)
Cash paid for taxes	(937)	(553)
Changes in working capital	4,633	(14,089)
Stock-based compensation expense	2,631	3,307
Loss on early extinguishment of debt	—	24,319
Changes in other, net	(137)	(141)
Net cash flows provided by operating activities	$36,704	$31,705
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2014 and 2013, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2014	2013
Loss on early extinguishment of debt	$—	$24,319
Stock-based compensation expense	2,631	3,307
Interest income	364	577

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

Summarized financial information for the three months ended March 31, 2014 and 2013, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	$ Change	% Change
Revenues:
Domestic	$117,070	$93,657	$23,413	25.0%
Foreign	19,515	38,869	(19,354)	(49.8)%
	136,585	132,526	4,059	3.1%
Operating expenses	68,581	56,294	12,287	21.8%
Depreciation and amortization	29,360	19,419	9,941	51.2%
General and administrative expenses	13,685	12,996	689	5.3%
	111,626	88,709	22,917	25.8%
Gain on sale of assets	69	—	69	100.0%
Operating income	25,028	43,817	(18,789)	(42.9)%
Loss on early extinguishment of debt	—	24,319	(24,319)	(100.0)%
Interest expense	7,232	13,722	(6,490)	(47.3)%
Interest income	364	577	(213)	(36.9)%
Income tax expense	6,729	2,316	4,413	>100%
Income from continuing operations	11,354	3,928	7,426	>100%
Income from discontinued operations, net of tax	412	2,231	(1,819)	(81.5)%
Net income	$11,766	$6,159	$5,607	91.0%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenues. Revenues for the three months ended March 31, 2014 increased by $4.1 million, or 3.1%, to $136.6 million compared to the same period in 2013. Our weighted-average active operating fleet for the three months ended March 31, 2014 was 58 vessels compared to 54 during the same period in 2013. The increase in revenues was primarily due to the full or partial-period contribution of twelve vessels that were placed in service under our fifth OSV newbuild program and recently completed OSV retrofit program since March 2013 and, to a lesser extent, an increase in revenues for our MPSV fleet. The newly constructed and recently retrofitted vessels accounted for a $25.5 million year-over-year increase in revenues. Revenue from our four-vessel MPSV fleet increased by $6.2 million, or 19.9%, compared to the same period in 2013. These higher revenues were partially offset by a $29.3 million decrease in revenue due to transitory soft market conditions for our vessels that were in service during each of the quarters ended March 31, 2014 and 2013. Our new generation OSV average dayrates were $26,237 for the first quarter of 2014 compared to $25,142 for the same period in 2013, an increase of $1,095, or 4.4%. Our new generation OSV utilization was 75.3% for the first quarter of 2014 compared to 86.7% for the same period in 2013. This decrease in utilization is primarily due to 223 incremental vessel-days out of service for regulatory recertification during the first quarter of 2014 compared to the prior-year period, along with transitory softness for high-spec OSVs operating in the GoM spot market. Domestic revenues increased $23.4 million from the year-ago quarter due to the full or partial-quarter contribution from the six vessels added to our fleet under our fifth OSV newbuild program and six upgraded vessels that were redelivered under our 200 class OSV retrofit program. Foreign revenues decreased $19.4 million, or 49.8%, primarily due to an average of eight fewer vessels deployed to foreign regions during the three months ended March 31, 2014 compared to the year-ago quarter. Foreign revenues for the first quarter of 2014 comprised 14.3% of our total revenues compared to 29.3% for the year-ago quarter.

Operating Expenses. Operating expenses were $68.6 million, an increase of $12.3 million, or 21.8%, for the three months ended March 31, 2014 compared to $56.3 million for the same period in 2013. Operating expenses were driven higher by an increase in the number of active vessels in our fleet during 2014 compared to 2013. Newly constructed vessels and upgraded vessels placed in-service under our 200 class OSV retrofit program since March 2013 accounted for approximately $11.2 million, or 91%, of the higher operating cost. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $295.0 million to $310.0 million for the year ending December 31, 2014. This annual guidance range includes roughly $5.2 million of costs related to the conversion and repositioning of multiple vessels for international or specialty charter commitments. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our vessels to or from international markets; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization was $9.9 million, or 51.2%, higher for the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily due to $4.3 million of incremental amortization recorded for the accelerated regulatory drydocking of vessels that are expected to relocate to foreign markets from the GoM. Depreciation was $2.4 million higher due to the contribution of six newbuild OSVs that were placed in service on various dates since June 2013, as well as the higher cost basis of six upgraded vessels redelivered to the Company under its 200 class OSV retrofit program. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in-service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative, or G&A, expenses of $13.7 million, or 10.0% of revenues, increased by $0.7 million during the three months ended March 31, 2014 compared to same period in 2013. This increase in G&A expenses was primarily attributable to the growth of our shoreside support team related to our on-going newbuild program and expanding international operations. Our general and administrative expenses are expected to be in the approximate annual range of $58 million to $61 million for the year ending December 31, 2014, commensurate with our pending fleet growth and expanding international operations. However, we still expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.
Operating Income. Operating income decreased by $18.8 million, or 42.9%, to $25.0 million during the three months ended March 31, 2014 compared to the same period in 2013 for the reasons discussed above. Operating income as a percentage of revenues was 18.3% for the three months ended March 31, 2014 compared to 33.1% for the same period in 2013.
Loss on Early Extinguishment of Debt. On March 14, 2013, we commenced a cash tender offer for all of the $250.0 million in aggregate principal amount of our 2017 senior notes. Approximately 94% of such senior notes were validly tendered during the designated tender period, which ended on March 27, 2013. The remaining 2017 senior notes were redeemed on May 13, 2013. During the first three months of 2013, we recorded a loss on early extinguishment of debt of approximately $24.3 million ($15.2 million after-tax or $0.42 per diluted share), which was comprised of the tender offer costs, the write-off of unamortized financing costs and original issue discount, and a bond redemption premium. There was no such transaction in 2014.
Interest Expense. Interest expense decreased $6.5 million during the three months ended March 31, 2014 compared to the same period in 2013, primarily due to lower interest expense resulting from the November 2013 retirement of our 1.625% convertible senior notes due 2026. During the first quarter of 2014, we capitalized interest of $8.7 million, or roughly 55% of our total interest costs, compared to capitalized interest of $6.0 million, or roughly 30% of our total interest costs for the year-ago quarter.
Interest Income. Interest income was $0.4 million during the three months ended March 31, 2014, which was in-line with the same period in 2013. Our average cash balance decreased to $391.8 million for the three months ended March 31, 2014 compared to $589.8 million for the same period in 2013. The average interest rate earned on our invested cash balances was 0.4% during the three months ended March 31, 2014 and 2013, respectively. The decrease in average cash balance was primarily due to the retirement of all of our outstanding $250 million aggregate principal amount of 2026 convertible senior notes in November 2013.
Income Tax Expense. Our effective tax rate was 37.2% and 37.1% for the three months ended March 31, 2014 and 2013, respectively. During the first quarter of 2014, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance increased by $7.4 million for reported income from continuing operations of $11.4 million for the three months ended March 31, 2014. Excluding the after-tax loss on early extinguishment of debt, income from continuing operations would have been $19.1 million for the three months ended March 31, 2013 compared to $11.4 million for the same period in 2014. This decrease in income from continuing operations for the first quarter of 2014 was primarily due to transitory soft spot market conditions and an increase in vessel-days out of service for regulatory drydocking discussed above partially offset by a decrease of $6.3 million in net interest expense.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels have been restated and reflected as discontinued operations.
The following table details financial highlights for the three months ended March 31, 2014 and 2013, related to our Downstream segment that was sold in August 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$12	$14,990
Gain on sale of assets	655	—
Operating income	643	3,589
Income from discontinued operations	412	2,231
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of non-core assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2014.
We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our revolving credit facility will be more than sufficient to operate the Company and meet all of our near-term obligations, including milestone construction payments for the contracted vessels under our expanded fifth OSV newbuild program.
As of March 31, 2014, we had total cash and cash equivalents of $349.3 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of March 31, 2014. Excluding any cash requirements for potential new growth opportunities that may arise, our current cash on-hand and our internal cash flow projections indicate that we should be able to meet our liquidity needs for the foreseeable future without having to use our $300 million revolving credit facility. As of March 31, 2014, we had posted letters of credit for $0.8 million and had $299.2 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the primary intended use of the facility is the potential future construction or acquisition of assets that generate additional EBITDA.
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
Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. We currently expect to generate sufficient cash flows from operations to meet our obligations under our fifth OSV newbuild program, commercial capital expenditures, scheduled recertifications of vessels and maintenance capital expenditures without having to use our revolving credit facility. We also currently expect to generate sufficient cash from operating activities to pay our annually recurring cash debt service and re-pay our long-term debt upon maturity. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $36.7 million for the three months ended March 31, 2014 and $31.7 million for the same period in 2013. Operating cash flows for the first three months of 2014 were favorably impacted by full and partial-period contributions from six new generation OSVs that were placed in-service since March 2013, which resulted in an increase in our weighted-average operating fleet, and six upgraded vessels redelivered as part of our 200 class OSV retrofit program.
Investing Activities. Net cash used in investing activities was $129.2 million for the three months ended March 31, 2014 and $94.0 million for the same period in 2013. Cash utilized during the first three months of 2014 and 2013 primarily consisted of construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2014 compared to cash provided by financing activities of $193.2 million for the same period in 2013. Net cash provided by financing activities for the three months ended March 31, 2014 primarily resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plan. Net cash provided by financing activities for the three months ended March 31, 2013 primarily resulted from the issuance of our 2021 senior notes. These cash inflows were partially offset by the repurchase and retirement of approximately $234.7 million of our 2017 senior notes.
Discontinued Operations. For the three months ended March 31, 2014, net cash provided by discontinued operations was $2.1 million or $4.4 million lower than the prior-year period. This decrease resulted primarily from the sale of these assets in August 2013.

Contractual Obligations
Debt
As of March 31, 2014, the Company had the following outstanding long-term debt (in thousands):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020 (1)	$375,000	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021 (1)	450,000	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $58,618	241,382	6.23%	2,300	March 1 and September 1
	$1,066,382

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) LIBOR plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing the revolving credit facility, as amended. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the revolving credit facility, based on a pricing grid. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 3 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the three months ended March 31, 2014, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the three months ended March 31, 2014, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the three months ended March 31, 2014 and since such program’s inception, respectively, as well as the estimated total project costs for our current expansion program (in millions):

	Three Months Ended March 31, 2014	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$106.7	$823.2	$1,250.0	2Q2013-4Q2016

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of March 31, 2014, we had placed six vessels in service under such program. During the first quarter of 2014, we placed in-service one 300 class OSV, the HOS Riverbend and one 320 class OSV, the HOS Carolina. Subsequent to quarter-end, we placed in service one additional 320 class OSV, the HOS Claymore. The remaining 17 vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: 11 in 2014, four in 2015 and two in 2016. We expect to own and operate 66 and 68 new generation OSVs as of December 31, 2014, and 2015, respectively. These vessel additions result in a projected average new generation OSV fleet complement of 58.6, 67.7 and 68.0 vessels for the fiscal years 2014, 2015 and 2016, respectively. We expect to own and operate five, seven and nine MPSVs as of December 31, 2014, 2015 and 2016 respectively. These vessel additions result in a projected average MPSV fleet complement of 4.4, 5.3, 7.8 and 9.0 vessels for the fiscal years 2014, 2015, 2016 and 2017, respectively.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance and other capital expenditures, including our OSV retrofit program, for the three months ended March 31, 2014 and 2013, and a forecast for fiscal 2014 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2014
	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$9.9	$5.7	$43.1
Other vessel capital improvements (2)	7.1	2.3	11.4
	17.0	8.0	54.5
Other Capital Expenditures
200 class OSV retrofit program (3)	0.1	4.2	0.1
Commercial-related vessel improvements (4)	7.4	0.1	38.3
Miscellaneous non-vessel additions (5)	0.6	0.5	6.6
	8.1	4.8	45.0
Total (6)	$25.1	$12.8	$99.5

(1)	Deferred drydocking charges for 2014 include the projected recertification costs for 21 OSVs and two MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Our 200 class OSV retrofit program consisted of a vessel construction contract with a domestic shipyard to upgrade and stretch six of our Super 200 class DP-1 OSVs converting them into 240 class DP-2 OSVs. The total project costs for such program, which commenced in December 2012 and was completed in November 2013, was $50.4 million. These vessel improvement costs have resulted in higher dayrates charged to customers.

(4)
Commercial-related vessel improvements include items, such as cranes, ROVs, helidecks, living quarters, and other specialized vessel equipment which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(5)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

(6)
Total Maintenance and Other Capital Expenditures in the above table exclude $2.0 million for the three months ended March 31, 2013, from discontinued operations related to our Downstream assets that were sold on August 29, 2013.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of a slowdown or inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete its fifth OSV newbuild program on-time and on-budget, which involves the construction, conversion and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; fewer than expected additions to the GoM active deepwater drilling rig fleet; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; a sustained weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; the impact of planned sequester of federal spending pursuant to the Budget Control Act of 2011; industry risks; reductions in capital spending budgets by customers; a material reduction of Petrobras’ announced plans for or administrative barriers to exploration and production activities in Brazil; sustained declines in oil and natural gas prices; further increases in operating costs, such as mariner wage increases; the inability to accurately predict vessel utilization levels and dayrates; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure demand in the GoM and other markets; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions that the Company operates in; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, including vessel personnel for active and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
None.

Item 1A—Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3—Defaults Upon Senior Securities
None.

Item 4—Mine Safety Disclosures
None.

Item 5—Other Information

Warrant Expiration

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, notwithstanding the retirement of our 2026 convertible senior notes in the fourth quarter of 2013, the warrant transactions associated with such notes were to remain outstanding into the first quarter of 2014. These warrants expired without exercise on March 27, 2014.

Amendment to Employment Agreements

The Company has employment agreements with its named executive officers, Todd M. Hornbeck, Carl G. Annessa, James O. Harp, Jr., Samuel A. Giberga and John S. Cook. These agreements provide for, among other things, base salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted results as well as individual achievement. On May 8, 2014, the Appendix A to each of these employment agreements was amended, effective January 1, 2014, to update the non-discretionary components for the determination of potential cash incentive compensation. These updates are described in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which disclosures are incorporated by reference into the Company’s annual report on Form 10-K for the year ended December 31, 2013.

This summary of these amendments to foregoing employment agreements is qualified in its entirety by reference to the recently revised form Appendix A to the employment agreements for the named executive officers, which is attached hereto as Exhibit 10.1.

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
“Jones Act” means the U.S. cabotage laws known as the Merchant Marine Act of 1920, as amended;
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

*10.1	—	Form of Amended Appendix A to Employment Agreements for Executive Officers.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

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

Hornbeck Offshore Services, Inc.

Date: May 9, 2014	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer