Form 10-Q
period 2014-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2014-08-08
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2014 was 36,316,312.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264,269	$439,291
Accounts receivable, net of allowance for doubtful accounts of $3,554 and $3,411, respectively	127,896	93,512
Deferred tax assets, net	79,148	72,470
Prepaid and other current assets	19,224	13,779
Current assets from discontinued operations	732	1,578
Total current assets	491,269	620,630
Property, plant and equipment, net	2,332,463	2,125,374
Deferred charges, net	79,980	74,075
Other assets	14,846	13,442
Long-term assets from discontinued operations	137	759
Total assets	$2,918,695	$2,834,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,495	$52,930
Accrued interest	14,886	14,890
Accrued payroll and benefits	11,325	13,451
Deferred revenue	1,778	8,786
Other accrued liabilities	13,102	11,497
Current liabilities from discontinued operations	7	117
Total current liabilities	105,593	101,671
Long-term debt, net of original issue discount of $56,284 and $60,908, respectively	1,068,716	1,064,092
Deferred tax liabilities, net	399,715	368,416
Other liabilities	1,857	4,367
Long-term liabilities of discontinued operations	217	306
Total liabilities	1,576,098	1,538,852
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,312 and 36,095 shares issued and outstanding, respectively	363	361
Additional paid-in-capital	728,322	724,379
Retained earnings	614,482	571,483
Accumulated other comprehensive loss	(570)	(795)
Total stockholders’ equity	1,342,597	1,295,428
Total liabilities and stockholders’ equity	$2,918,695	$2,834,280

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues	$171,099	$137,811	$307,684	$270,337
Costs and expenses:
Operating expenses	71,405	58,701	139,986	114,995
Depreciation	17,612	13,448	33,797	26,644
Amortization	9,931	7,460	23,106	13,683
General and administrative expenses	15,487	13,323	29,172	26,319
	114,435	92,932	226,061	181,641
Gain on sale of assets	92	1,569	161	1,569
Operating income	56,756	46,448	81,784	90,265
Other income (expense):
Loss on early extinguishment of debt	—	(1,457)	—	(25,776)
Interest income	283	668	647	1,245
Interest expense	(7,016)	(13,242)	(14,248)	(26,964)
Other income (expense), net	40	93	(37)	(16)
	(6,693)	(13,938)	(13,638)	(51,511)
Income before income taxes	50,063	32,510	68,146	38,754
Income tax expense	18,838	12,244	25,567	14,560
Income from continuing operations	31,225	20,266	42,579	24,194
Income from discontinued operations, net of tax	8	3,564	420	5,795
Net income	$31,233	$23,830	$42,999	$29,989
Earnings per share:
Basic earnings per common share from continuing operations	$0.86	$0.56	$1.18	$0.68
Basic earnings per common share from discontinued operations	—	0.10	0.01	0.16
Basic earnings per common share	$0.86	$0.66	$1.19	$0.84
Diluted earnings per common share from continuing operations	$0.85	$0.55	$1.16	$0.66
Diluted earnings per common share from discontinued operations	—	0.10	0.01	0.16
Diluted earnings per common share	$0.85	$0.65	$1.17	$0.82
Weighted average basic shares outstanding	36,254	35,864	36,212	35,742
Weighted average diluted shares outstanding	36,775	36,499	36,746	36,425

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$31,233	$23,830	$42,999	$29,989
Other comprehensive income:
Foreign currency translation income (loss)	129	(435)	225	(323)
Total comprehensive income	$31,362	$23,395	$43,224	$29,666

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$42,579	$24,194
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	33,797	26,644
Amortization	23,106	13,683
Stock-based compensation expense	6,316	6,418
Loss on early extinguishment of debt	—	25,776
Provision for bad debts	143	(147)
Deferred tax expense	24,758	8,048
Amortization of deferred financing costs	3,950	9,735
Gain on sale of assets	(161)	(1,569)
Changes in operating assets and liabilities:
Accounts receivable	(34,513)	(5,653)
Other receivables and current assets	(7,611)	3,357
Deferred drydocking charges	(29,640)	(15,009)
Accounts payable	13,290	(156)
Accrued liabilities and other liabilities	(15,288)	3,559
Accrued interest	(4)	(1,083)
Net cash provided by operating activities	60,722	97,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(208,720)	(222,591)
Net proceeds from sale of assets	103	16,118
Vessel capital expenditures	(30,622)	(27,786)
Non-vessel capital expenditures	(1,195)	(2,938)
Net cash used in investing activities	(240,434)	(237,197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	283	4,757
Repayment of senior notes	—	(250,000)
Proceeds from the issuance of senior notes	—	450,000
Redemption premium on the retirement of debt	—	(17,658)
Deferred financing costs	—	(7,673)
Net cash proceeds from other shares issued	2,217	7,295
Net cash provided by financing activities	2,500	186,721
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	677	11,678
Net cash provided by investing activities	1,288	820
Net cash provided by discontinued operations	1,965	12,498
Effects of exchange rate changes on cash	225	(323)
Net increase (decrease) in cash and cash equivalents	(175,022)	59,496
Cash and cash equivalents at beginning of period	439,291	576,678
Cash and cash equivalents at end of period	$264,269	$636,174
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$25,272	$27,932
Cash paid for income taxes	$1,711	$1,925

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2013. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications have been made to prior period results to conform to current year presentation. The most significant of these reclassifications are associated with the Company's discontinued operations. As discussed further in Note 7, the Company sold substantially all of its Downstream assets in August 2013.
The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, "Revenue Recognition." ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is not permitted. The Company is still evaluating the effect of this new standard on its financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations (1)	$31,225	$20,266	$42,579	$24,194
Income from discontinued operations, net of tax (2)	8	3,564	420	5,795
Net income	$31,233	$23,830	$42,999	$29,989
Weighted average number of shares of common stock outstanding	36,254	35,864	36,212	35,742
Add: Net effect of dilutive stock options and unvested restricted stock (3)(4)(5)	521	635	534	683
Weighted average number of dilutive shares of common stock outstanding	36,775	36,499	36,746	36,425
Earnings per common share:
Basic earnings per common share from continuing operations	$0.86	$0.56	$1.18	$0.68
Basic earnings per common share from discontinued operations	—	0.10	0.01	0.16
Basic earnings per common share	$0.86	$0.66	$1.19	$0.84
Diluted earnings per common share from continuing operations	$0.85	$0.55	$1.16	$0.66
Diluted earnings per common share from discontinued operations	—	0.10	0.01	0.16
Diluted earnings per common share	$0.85	$0.65	$1.17	$0.82

(1)
Income from continuing operations for the three and six months ended June 30, 2013 includes a loss on early extinguishment of debt of $1.5 million and $25.8 million, respectively. See Note 4 for further information regarding the Company’s debt.

(2)	On August 29, 2013, the Company closed the sale of its Downstream segment. See Note 7 for further discussion of this transaction.

(3)
For the three and six months ended June 30, 2014 and 2013, the Company had no anti-dilutive stock options. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(4)
For the three and six months ended June 30, 2014 and 2013, the 2019 convertible senior notes were not dilutive and for the three and six months ended June 30, 2013, the 2026 convertible senior notes retired in November 2013 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(5)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 5 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	June 30, 2014	December 31, 2013
5.875% senior notes due 2020	$375,000	$375,000
5.000% senior notes due 2021	450,000	450,000
1.500% convertible senior notes due 2019, net of original issue discount of $56,284 and $60,908	243,716	239,092
Revolving credit facility due 2016	—	—
	1,068,716	1,064,092
Less current maturities	—	—
	$1,068,716	$1,064,092
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
Revolving Credit Facility
The Company has an undrawn senior secured revolving credit facility with a borrowing base of $300.0 million and an accordion feature that allows for the potential expansion of the facility up to an aggregate of $500.0 million. The facility matures in November 2016.
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
As of June 30, 2014, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.9 million posted as letters of credit. As of June 30, 2014, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,125.0 million, $1,068.7 million and $1,202.0 million, respectively, as of June 30, 2014. Given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy.
Capitalized Interest
During the three and six months ended June 30, 2014, the Company capitalized approximately $9.0 million and $17.7 million, respectively, of interest costs related to the construction of vessels. During the three and six months ended June 30, 2013, the Company capitalized approximately $7.4 million and $13.4 million, respectively, of interest costs related to the construction of vessels.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of June 30, 2014, the Company has granted 3.8 million shares of common stock under such plan.
During the six months ended June 30, 2014, the Company granted cash-settled phantom restricted stock units, time-based restricted stock units, performance-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Cash-settled phantom restricted stock units		X	X
Time-based restricted stock units		X
Performance-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based restricted stock units are calculated based on the Company’s performance compared to three pre-determined criteria, as defined by the restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the Company’s awards depending on the Company’s performance. During the six months ended June 30, 2014, the Company granted 202,727 time-based and performance-based restricted stock units, 34,454 cash-settled phantom restricted stock units and 13,090 shares of fully-vested common stock.
Compensation expense related to 2014 restricted stock unit grants is recognized over the three-year service period. The fair value of the Company’s performance-based restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and cash-settled phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2014, the Company granted performance-based and time-based restricted stock units in 2011, 2012 and 2013. During the six months ended June 30, 2014, the Company issued 216,666 shares, in the aggregate, of stock due to: 1) employees exercising previously vested stock options, 2) vestings of restricted stock units, 3) employee purchases under the Company's Employee Stock Purchase Plan and 4) the issuance of fully-vested common stock.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income before taxes	$3,685	$3,111	$6,316	$6,418
Net income	$2,298	$1,939	$3,946	$4,007
Earnings per common share:
Basic earnings per common share	$0.06	$0.05	$0.11	$0.11
Diluted earnings per common share	$0.06	$0.05	$0.11	$0.11

6. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. This program now consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of June 30, 2014, the Company had placed seven vessels in service under such program. Subsequent to quarter-end, two additional vessels were placed in service under such program. The 15 remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: seven in the second half of 2014, six in 2015 and two in 2016. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,250.0 million, of which $189.7 million, $124.2 million and $25.8 million is expected to be incurred in the second half of 2014, 2015 and 2016, respectively. From the inception of this program through June 30, 2014, the Company had incurred construction costs of approximately $910.3 million, or 72.8%, of total expected project costs.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the Company commenced the process of assigning the vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company.  This assignment could be interpreted by local authorities as a new importation of these vessels resulting in an assessment ranging from $0.5 million to $3.5 million, in the aggregate.  The Company believes that these vessels would not require re-importation and, as of June 30, 2014, any potential re-importation duties have not been assessed or recorded in its financial statements.  In addition, the Company has a dispute with the third-party provider relating to past services in Brazil. The Company's claim is presently estimated to be in the range of $0.5 million to $5.5 million. The third-party provider has asserted claims against the Company, which are estimated to be in the range of $0.5 million to $4.0 million, net of amounts accrued. While the Company cannot estimate the amounts or timing of the resolution of these matters relating to operations in Brazil, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2012, an Upstream customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code. During the second quarter of 2014, this case has been converted to liquidation under Chapter 7 of the United States Bankruptcy Code. Pre-petition receivables from ATP were $4.8 million, of which the Company has recorded $0.9 million in reserves. While the Company believes that the net receivables are collectible, it will continue to monitor the proceedings, which may result in actual collections that may differ materially from the current estimate.
7. Discontinued Operations
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately of $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. During the six months ended June 30, 2014, two of these tugs were sold for net cash proceeds of $1.3 million. These sales resulted in a pre-tax gain of approximately $0.7 million ($0.4 million after-tax or $0.01 per diluted share.) The historical results for the Downstream segment and the gains on the sales thereof have been presented as discontinued operations for all periods in the accompanying consolidated financial statements.
Summarized results of the Downstream segment from discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$16,512	$12	$31,502
Gain on sale of assets	—	30	655	30
Operating income	13	5,715	656	9,304
Income before income taxes	13	5,715	656	9,306
Income tax expense	5	2,151	236	3,511
Income from discontinued operations	8	3,564	420	5,795

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014 and December 31, 2013, the aggregate components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

	As of	As of
	June 30, 2014	December 31, 2013
Assets:
Other current assets	$732	$1,578
Total current assets	732	1,578
Property, plant and equipment, net	137	759
Total assets	$869	$2,337
Liabilities:
Accrued payroll and benefits	$—	$2
Other accrued liabilities	7	115
Total current liabilities	7	117
Other liabilities	217	306
Total liabilities	$224	$423
At the closing of the sale, the Company entered into transition service agreements with Genesis to facilitate the transition of the sale of the business, including ship management agreements and a crew management agreement, pursuant to which the Company provides services related to the operation and management of the vessels as well as supplying some of the marine crews for those vessels during the transition period. The Company has been notified by Genesis of its intention to terminate the agreements upon completion of the transition of time charters that were in effect at the time of the closing. As of June 30, 2014, the Company has terminated eight of the nine transition service agreements.

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
General
The OSV market is expanding globally. Generally, offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for high-spec OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 92 floating rigs under construction or on order on July 31, 2014 and, as of that date, there were options outstanding to build 31 additional floating rigs. In addition, on that date, there were 140 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 57 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required per rig is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally, more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include flotel, subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.

Two of the principal threats facing the Upstream market in the GoM is the ability of operators and drilling contractors to comply with the new regulatory requirements and general economic conditions which, if they were to deteriorate, could negatively impact drilling and development activities worldwide.
Presently, our operations are conducted in three core markets comprised of the GoM, Mexico and Brazil. Descriptions of these three core markets are included below.
Gulf of Mexico
The GoM continues to be considered a world-class basin by exploration and production companies. In its Annual Energy Outlook 2013, the EIA estimated that the GoM contains 46 billion barrels of recoverable oil equivalent. According to IHS-Petrodata as of July 31, 2014, the number of floating rigs available in the GoM region is currently 47 which has increased from the pre-Macondo level of 34. Of the 47 rigs now available in the GoM, 40 were actively drilling and three were in acceptance testing as of July 31, 2014. We expect that four additional units will mobilize to the GoM at various times during the remainder of 2014. However, we view the market as still in transition. In fact, the average number of active floating rigs in the GoM was basically flat for the first two quarters of this year at roughly 38, during which time 12 high-spec newbuild OSVs entered the market.
During the first half of 2014, we experienced transitory softness for high-spec OSVs operating in the GoM spot market, which had an impact on our utilization and, to a lesser extent, on our average dayrates. These market conditions are primarily the result of delays in the commissioning and activation of incremental offshore drilling rigs coupled with the delivery of additional high-spec OSVs into the GoM. As of July 31, 2014, there were 53 high-spec, Jones Act-qualified vessels under construction in U.S. shipyards that will deliver through 2016. Fifteen of such vessels are being constructed by us. It is expected that 26 of these Jones Act qualified DP-2 vessels will be delivered from shipyards during the remainder of 2014, including seven of our own. We believe that the number of offshore drilling rigs forecasted to become active in the GoM during the remainder of 2014 will stabilize this temporary OSV supply/demand imbalance. While we expect there to be some rig departures from the GoM, our analysis is that by the end of 2014 or early 2015 there may be as many as 50 deepwater drilling units in the GoM. We expect this number to increase further during 2015. The Company cannot predict the rate at which those units will come on-line and actually commence drilling operations, driving incremental demand for our vessels. During the second quarter, the Company was able to mitigate some of the market imbalance by deploying some vessels to international markets as well as from seasonal construction and development activities underway in the GoM. Historically these construction activities have tapered in the fourth and first quarters. Also mitigating the impact of the market softness was high utilization and spot dayrates for our MPSV fleet. These results are not likely to be repeated during the remainder of 2014 as the aforementioned vessels have been long-term chartered. Fleetwide effective, or utilization-adjusted, dayrates for our new generation OSVs increased $595, or roughly 3%, from $23,028 for the year-ago quarter to $23,623 for the second quarter of 2014.
Mexico
The primary customer in the Mexican market is the state-owned oil company, PEMEX. Production from the Cantarell field, which according to the EIA is PEMEX’s largest offshore oilfield, has declined to approximately 500,000 barrels per day from approximately 2.1 million barrels per day at its peak. In 2013, 75% of Mexico’s total crude oil production came from offshore fields located in the Bay of Campeche, including the Cantarell field and the Ku-Maloob-Zaap field. In its July 2013 Outlook, PEMEX highlighted that 49% of its prospective resources, or 26.6 billion barrels of oil equivalent, are in the deepwater Gulf of Mexico. In December 2013, the Mexican congress voted in favor of allowing the government to grant contracts and licenses for exploration and extraction of oil and gas to multinational firms, which had been prohibited under Mexico’s constitution for several decades. On July 14, 2014, Mexican Senate committees approved four additional secondary bills that are needed to implement a regulatory framework, including local labor and materials requirements, for this historic overhaul of the state-run energy sector. These bills must be approved by both houses of the Mexican

Congress and the Mexican President before taking effect. In the first quarter of 2014, PEMEX was required to submit proposals for existing holdings it believes it has the capability to develop. Under this “round zero” of the bidding process, the energy ministry will then decide in late-2014 which of those fields it should grant to PEMEX. We expect the projects that PEMEX does not retain will be the more difficult projects that will be turned over for joint-ventures with multinational producers. These joint-ventures could be established in late-2014 or early-2015. We expect these changes to provide additional demand drivers in Mexico for our vessels.
Currently, there are six floating rigs and 45 jack-up rigs drilling offshore Mexico. PEMEX has announced plans to add 16 more high-spec jack-up rigs during the remainder of 2014. We began working in Mexico in 2002 and during the second quarter of 2014 we mobilized seven additional vessels to Mexico to work for a PEMEX contractor. Currently, we have 12 vessels working there under long-term contracts and one vessel working under a spot contract. We will continue to actively bid additional vessels into Mexico as tenders are issued by PEMEX and these joint ventures.
Brazil
For several years, Brazil has been experiencing an increase in activity related to its large deepwater and pre-salt oilfield basins. This increase in activity is driven primarily by the state-owned oil company, Petroleo Brasileiro S.A., or Petrobras, and other producers, including BP p.l.c., Chevron Corporation, Exxon Mobil Corporation and Royal Dutch Shell plc. Petrobras has publicly announced plans to spend approximately $148 billion on exploration and production activities from 2013 through 2017 and has stated that its offshore supply vessel needs could increase from approximately 220 in 2013 to nearly 420 in 2020. Brazilian operators plan to add three floating rigs by the end of 2014.
Currently, we have four vessels in Brazil working under long-term contracts for Petrobras. High operating costs as well as regulatory complexity and bureaucratic inefficiency are impacting our ability to generate operating margins in Brazil that are commensurate with those we are generating and have historically generated in the GoM. Moreover, Petrobras is the single largest consumer of our services in Brazil. As is typical with large state-owned national oil companies, contracts with Petrobras are onerous and contain multiple provisions that allow Petrobras to impose penalties and deduct payments for performance issues even if we disagree with the basis of those penalties or deductions. Petrobras has exercised these kinds of measures in our contracts and we expect that we will continue to confront similar issues with Petrobras going forward. In addition to regulatory complexity and the inherent difficulties associated with the Petrobras contracting regime, there is an acute shortage of mariners in Brazil, which we are required by law to employ on our vessels. This shortage is a significant contributor to escalating costs in Brazil and could present a barrier to our near-term growth in that market. Our long-term view in Brazil is that its preeminence as a deepwater drilling region will offer us significant opportunities, particularly as our newbuild vessels are delivered. Those vessels will have the large capacities necessary for remote and ultra-deepwater drilling regions, such as the pre-salt Brazilian market. We see Petrobras making significant investments in shoreside infrastructure intended to stem the logistical bottlenecks that have hampered its ability to take full advantage of its currently chartered offshore fleet. As those chokepoints get worked out over the next few years, we believe that the 6,000 DWT vessels in our fifth OSV newbuild program will have a competitive advantage over 3,000 DWT vessels, which dominate Pebrobras’ chartered fleet today.

Contract Coverage
As of July 31, 2014, we had 61% of our new generation OSV vessel-days contracted for the remainder of 2014. Our forward OSV contract coverage for the fiscal year ending December 31, 2015 currently stands at 25%. MPSV contract coverage for the remainder of 2014 and for fiscal 2015 is currently 69% and 20%, respectively.
Operating Areas
All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for eight foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of June 30, 2014, our 56 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Domestic
GoM	34
Other U.S. coastlines (1)	6
40
Foreign
Brazil	4
Mexico	13
Middle East	2
Europe	1
20
Total Vessels (2)	60

(1) Includes six vessels that are currently supporting the military.
(2) Excluded from this table is one conventional OSV that was stacked as of June 30, 2014.
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
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our new generation OSVs and the average number and size of vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, our shore-base facility, and vessel management services. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income-generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs can have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our four MPSVs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
New Generation Offshore Supply Vessels:
Average number of new generation OSVs (1)	56.0	50.0	55.1	50.5
Average new generation OSV fleet capacity (DWT)	167,846	126,870	162,571	127,530
Average new generation OSV capacity (DWT)	2,997	2,538	2,949	2,526
Average new generation OSV utilization rate (2)	85.7%	88.3%	80.6%	87.5%
Average new generation OSV dayrate (3)	$27,565	$26,079	$26,958	$25,611
Effective dayrate (4)	$23,623	$23,028	$21,728	$22,410

(1)
We owned 56 new generation OSVs as of June 30, 2014. Excluded from this data is one stacked conventional OSV that we consider to be a non-core asset. Also excluded from this data are four MPSVs owned and operated by the Company. During the first half of 2014, we placed in service one 300 class OSV, the HOS Riverbend and two 320 class OSVs, the HOS Carolina and the HOS Claymore. Subsequent to quarter-end, we placed in service one 310 class OSV, the HOS Black Foot and one 320 class OSVs, the HOS Captain.

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

The following table provides the detailed components of EBITDA from continuing operations as we define that term for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of EBITDA:
Income from continuing operations	$31,225	$20,266	$42,579	$24,194
Interest expense, net
Debt obligations	7,016	13,242	14,248	26,964
Interest income	(283)	(668)	(647)	(1,245)
Total interest, net	6,733	12,574	13,601	25,719
Income tax expense	18,838	12,244	25,567	14,560
Depreciation	17,612	13,448	33,797	26,644
Amortization	9,931	7,460	23,106	13,683
EBITDA from continuing operations	$84,339	$65,992	$138,650	$104,800

The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the three and six months ended June 30, 2014 and 2013, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA Reconciliation to GAAP:
EBITDA from continuing operations	$84,339	$65,992	$138,650	$104,800
Cash paid for deferred drydocking charges	(19,725)	(9,328)	(29,640)	(15,009)
Cash paid for interest	(11,390)	(13,667)	(25,272)	(27,932)
Cash paid for taxes	(774)	(1,372)	(1,711)	(1,925)
Changes in working capital	(32,236)	21,474	(27,603)	7,385
Stock-based compensation expense	3,685	3,111	6,316	6,418
Loss on early extinguishment of debt	—	1,457	—	25,776
Changes in other, net	119	(1,575)	(18)	(1,716)
Net cash flows provided by operating activities	$24,018	$66,092	$60,722	$97,797
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and six months ended June 30, 2014 and 2013, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss on early extinguishment of debt	$—	$1,457	$—	$25,776
Stock-based compensation expense	3,685	3,122	6,316	6,444
Interest income	283	668	647	1,245

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

Summarized financial information for the three months ended June 30, 2014 and 2013, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$ Change	% Change
Revenues:
Domestic	$136,028	$107,308	$28,720	26.8%
Foreign	35,071	30,503	4,568	15.0%
	171,099	137,811	33,288	24.2%
Operating expenses	71,405	58,701	12,704	21.6%
Depreciation and amortization	27,543	20,908	6,635	31.7%
General and administrative expenses	15,487	13,323	2,164	16.2%
	114,435	92,932	21,503	23.1%
Gain on sale of assets	92	1,569	(1,477)	(94.1)%
Operating income	56,756	46,448	10,308	22.2%
Loss on early extinguishment of debt	—	(1,457)	(1,457)	100.0%
Interest expense	7,016	13,242	(6,226)	(47.0)%
Interest income	283	668	(385)	(57.6)%
Income tax expense	18,838	12,244	6,594	53.9%
Income from continuing operations	31,225	20,266	10,959	54.1%
Income from discontinued operations, net of tax	8	3,564	(3,556)	(99.8)%
Net income	$31,233	$23,830	$7,403	31.1%
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenues. Revenues for the three months ended June 30, 2014 increased by $33.3 million, or 24.2%, to $171.1 million compared to the same period in 2013. Our weighted-average active operating fleet for the three months ended June 30, 2014 was 60 vessels compared to 53 during the same period in 2013. The increase in revenues was primarily due to the full or partial-period contribution of 13 vessels that were placed in-service under our fifth OSV newbuild program or redelivered under our 200 class OSV retrofit program since June 2013, as well as improved spot market conditions for our MPSV fleet. The newly constructed and retrofitted vessels accounted for a $29.2 million year-over-year increase in revenues. Revenue from our four-vessel MPSV fleet increased by $15.1 million, or 46.8%, compared to the same period in 2013. These higher revenues were partially offset by a $13.9 million decrease in revenue for our vessels that were in service during each of the quarters ended June 30, 2014 and 2013 due to a decrease in effective dayrates as a result of transitory soft market conditions in the spot market prevailing since the third quarter of 2013. Our new generation OSV average dayrates were $27,565 for the second quarter of 2014 compared to $26,079 for the same period in 2013, an increase of $1,486, or 5.7%. Our new generation OSV utilization was 85.7% for the second quarter of 2014 compared to 88.3% for the same period in 2013. This decrease in utilization is primarily due to 74 incremental vessel-days out-of-service for regulatory recertification during the second quarter of 2014 compared to the prior-year period, along with transitory softness for high-spec OSVs operating in the GoM spot market. Domestic revenues increased $28.7 million from the year-ago quarter due to the full or partial-quarter contribution from the seven vessels added to our fleet under our fifth OSV newbuild program and six upgraded vessels that were redelivered under our 200 class OSV retrofit program. Foreign revenues increased by $4.6 million, or 15.0%, primarily due to the relocation of an MPSV to Europe and seven vessels to Mexico during the second quarter of 2014. This increase was partially offset by an average of five fewer vessels deployed to foreign regions during the three months ended June 30, 2014 compared to the year-ago quarter. Foreign revenues for the second quarter of 2014 comprised 20.5% of our total revenues compared to 22.1% for the year-ago quarter.
Operating Expenses. Operating expenses were $71.4 million, an increase of $12.7 million, or 21.6%, for the three months ended June 30, 2014 compared to $58.7 million for the same period in 2013. Operating expenses were driven higher by an increase in the number of active vessels in our fleet during 2014 compared to 2013. The increase was comprised of $12.9 million from newly constructed vessels and upgraded vessels placed in service under our 200 class OSV retrofit program since June 2013 and a $1.2 million increase from our four MPSVs. This increase was partially offset by a $1.5 million decrease from the rest of the fleet. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $295.0 million to $305.0 million for the year ending December 31, 2014. This annual guidance range includes roughly $5.7 million of total out-of-pocket costs related to the conversion and repositioning of multiple vessels for international or specialty charter commitments. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our current spot vessels into international markets or back to the GoM; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization was $6.6 million, or 31.7%, higher for the three months ended June 30, 2014 compared to the same period in 2013. This increase is primarily due to $2.9 million of incremental depreciation due to the contribution of seven newbuild OSVs that were placed in service on various dates since June 2013, as well as the higher cost basis of six upgraded vessels redelivered under our 200 class OSV retrofit program. The increase in amortization expense is primarily due to incremental amortization recorded for the accelerated regulatory drydocking of seven vessels, as well as a higher per-vessel average in shipyard costs for vessel regulatory drydockings given the shift in fleet mix to a higher percentage of much larger high-spec vessels. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative, or G&A, expenses of $15.5 million, or 9.1% of revenues, increased by $2.2 million during the three months ended June 30, 2014 compared to same period in 2013. This increase in G&A expenses was primarily attributable to the growth of our shoreside support team related to our on-going newbuild program and expanding international operations. Our G&A expenses are expected to be in the approximate annual range of $59 million to $62 million for the year ending December 31, 2014, commensurate with our pending fleet growth and expanding international operations. However, we still expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.
Operating Income. Operating income increased by $10.3 million, or 22.2%, to $56.8 million during the three months ended June 30, 2014 compared to the same period in 2013 for the reasons discussed above. Operating income as a percentage of revenues was 33.2% for the three months ended June 30, 2014 compared to 33.7% for the same period in 2013.
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
Interest Expense. Interest expense decreased $6.2 million during the three months ended June 30, 2014 compared to the same period in 2013, primarily due to lower interest expense resulting from the November 2013 retirement of our 1.625% convertible senior notes due 2026. During the second quarter of 2014, we capitalized interest of $9.0 million, or roughly 56% of our total interest costs, compared to capitalized interest of $7.4 million, or roughly 36% of our total interest costs for the year-ago quarter.
Interest Income. Interest income was $0.3 million during the three months ended June 30, 2014, which was $0.4 million lower compared to the same period in 2013. Our average cash balance decreased to $307.9 million for the three months ended June 30, 2014 compared to $678.5 million for the same period in 2013. The average interest rate earned on our invested cash balances was 0.4% during the three months ended June 30, 2014 and 2013, respectively. The decrease in average cash balance was primarily due to the retirement of all of our outstanding $250 million aggregate principal amount of 2026 convertible senior notes in November 2013.
Income Tax Expense. Our effective tax rate was 37.6% and 37.7% for the three months ended June 30, 2014 and 2013, respectively. During the second quarter of 2014, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Income from continuing operations increased by $11.0 million for the three months ended June 30, 2014. Excluding the after-tax loss on early extinguishment of debt, income from continuing operations would have been $21.2 million for the three months ended June 30, 2013 compared to $31.2 million for the same period in 2014. This increase in income from continuing operations for the second quarter of 2014 was primarily due to the full or partial-period contribution of 13 vessels placed in service under our fifth OSV newbuild program or redelivered under our 200 class OSV retrofit program since June 2013 as discussed above, partially offset by a decrease of $5.8 million in net interest expense.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels have been restated and reflected as discontinued operations.
The following table details financial highlights for the three months ended June 30, 2014 and 2013, related to our Downstream segment that was sold in August 2013 (in thousands):

	Three months ended June 30,
	2014	2013
Revenue	$—	$16,512
Gain on sale of assets	—	30
Operating income	13	5,715
Income from discontinued operations	8	3,564

Summarized financial information for the six months ended June 30, 2014 and 2013, respectively, is shown below in the following table (in thousands, except percentage changes):

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$ Change	% Change
Revenues:
Domestic	$253,097	$200,965	$52,132	25.9%
Foreign	54,587	69,372	(14,785)	(21.3)%
	307,684	270,337	37,347	13.8%
Operating expenses	139,986	114,995	24,991	21.7%
Depreciation and amortization	56,903	40,327	16,576	41.1%
General and administrative expenses	29,172	26,319	2,853	10.8%
	226,061	181,641	44,420	24.5%
Gain on sale of assets	161	1,569	(1,408)	(89.7)%
Operating income	81,784	90,265	(8,481)	(9.4)%
Loss on early extinguishment of debt	—	25,776	(25,776)	(100.0)%
Interest expense	14,248	26,964	(12,716)	(47.2)%
Interest income	647	1,245	(598)	(48.0)%
Income tax expense	25,567	14,560	11,007	75.6%
Income from continuing operations	42,579	24,194	18,385	76.0%
Income from discontinued operations, net of tax	420	5,795	(5,375)	(92.8)%
Net income	$42,999	$29,989	$13,010	43.4%
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenues. Revenues for the six months ended June 30, 2014 increased by $37.3 million, or 13.8%, to $307.7 million compared to the same period in 2013. Our weighted-average active operating fleet for the six months ended June 30, 2014 was 59 vessels compared to 54 during the same period in 2013. The increase in revenues was primarily due to the full or partial-period contribution of 13 vessels that were placed in service under our fifth OSV newbuild program or returned to service under our 200 class OSV retrofit program since June 2013 and, to a lesser extent, an increase in revenues from our MPSV fleet. The newly constructed and retrofitted vessels accounted for a $54.7 million year-over-year increase in revenues. Revenue from our four-vessel MPSV fleet increased by $21.4 million, or 33.6%, compared to the same period in 2013. These higher revenues were partially offset by a $43.2 million decrease in revenue due to 297 incremental days out-of-service for regulatory recertification compared to the year-ago period and transitory soft market conditions for our vessels that were in service during each of the six months ended June 30, 2014 and 2013. Our new generation OSV average dayrates were $26,958 for the six months of 2014 compared to $25,611 for the same period in 2013, an increase of $1,347, or 5.3%. Our new generation OSV utilization was 80.6% for the six months of 2014 compared to 87.5% for the same period in 2013. This decrease in utilization is primarily due to the incremental vessel-days out-of-service for regulatory recertification during the first six months of 2014 compared to the prior-year period, along with transitory softness for high-spec OSVs operating in the GoM spot market. Domestic revenues increased $52.1 million from the year-ago period due to the full or partial-period contribution from the seven vessels added to our fleet under our fifth OSV newbuild program and six upgraded vessels that were redelivered under our 200 class OSV retrofit program. Foreign revenues decreased $14.8 million, or 21.3%, primarily due to an average of six fewer vessels deployed to foreign regions during the six months ended June 30, 2014 compared to the year-ago period. Foreign revenues for the six months of 2014 comprised 17.7% of our total revenues compared to 25.7% for the year-ago period.
Operating Expenses. Operating expenses were $140.0 million, an increase of $25.0 million, or 21.7%, for the six months ended June 30, 2014 compared to $115.0 million for the same period in 2013. Operating expenses were driven higher by an increase in the number of active vessels in our fleet during 2014 compared to 2013. Newly constructed vessels and upgraded vessels placed in service under our 200 class OSV retrofit program since 2013 accounted for approximately $24.1 million, or 96%, of the higher operating cost. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $295.0 million to $305.0 million for the year ending December 31, 2014. This annual guidance range includes roughly $5.7 million of total out-of-pocket costs related to the conversion and repositioning of multiple vessels for international or specialty charter commitments. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our current spot vessels into international markets or back to the GoM; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization was $16.6 million, or 41.1%, higher for the six months ended June 30, 2014 compared to the same period in 2013. This increase is primarily due to $9.4 million of incremental amortization recorded for the accelerated regulatory drydocking of vessels during the first half of 2014. Depreciation was $5.3 million higher due to the full or partial-period contribution of seven newbuild OSVs that were placed in service on various dates during 2013 and 2014, as well as the higher cost basis of six upgraded vessels redelivered under our 200 class OSV retrofit program. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative, or G&A, expenses of $29.2 million, or 9.5% of revenues, increased by $2.9 million during the six months ended June 30, 2014 compared to same period in 2013. This increase in G&A expenses was primarily attributable to the growth of our shoreside support team related to our on-going newbuild program and expanding international operations. Our G&A expenses are expected to be in the approximate annual range of $59 million to $62 million for the year ending December 31, 2014, commensurate with our pending fleet growth and expanding international operations. However, we still expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.
Operating Income. Operating income decreased by $8.5 million, or 9.4%, to $81.8 million during the six months ended June 30, 2014 compared to the same period in 2013 for the reasons discussed above. Operating income as a percentage of revenues was 26.6% for the six months ended June 30, 2014 compared to 33.4% for the same period in 2013.
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
Interest Expense. Interest expense decreased $12.7 million during the six months ended June 30, 2014 compared to the same period in 2013, primarily due to lower interest expense resulting from the November 2013 retirement of our 1.625% convertible senior notes due 2026. During the six months ended June 30, 2014, we capitalized interest of $17.7 million, or roughly 55% of our total interest costs, compared to capitalized interest of $13.4 million, or roughly 33% of our total interest costs for the year-ago period.
Interest Income. Interest income was $0.6 million during the six months ended June 30, 2014, compared to $1.2 million for the six months ended June 30, 2013. Our average cash balance decreased to $354.9 million for the six months ended June 30, 2014 compared to $637.3 million for the same period in 2013. The average interest rate earned on our invested cash balances was 0.4% during the six months ended June 30, 2014 and 2013, respectively. The decrease in average cash balance was primarily due to the retirement of all of our outstanding $250 million aggregate principal amount of 2026 convertible senior notes in November 2013.
Income Tax Expense. Our effective tax rate was 37.5% and 37.6% for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance increased by $18.4 million for reported income from continuing operations of $42.6 million for the six months ended June 30, 2014. Excluding the after-tax loss on early extinguishment of debt, income from continuing operations would have been $40.3 million for the six months ended June 30, 2013 compared to $42.6 million for the same period in 2014. This increase in income from continuing operations for the six months ended June 30, 2014 was primarily due to the full or partial-period contribution of 13 vessels placed in service under our fifth OSV newbuild program or redelivered under our 200 class OSV retrofit program since June 2013, partially offset by transitory soft spot market conditions and a decrease of $12.1 million in net interest expense discussed above.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels have been restated and reflected as discontinued operations.

The following table details financial highlights for the six months ended June 30, 2014 and 2013, related to our Downstream segment that was sold in August 2013 (in thousands):

	Six months ended June 30,
	2014	2013
Revenue	$12	$31,502
Gain on sale of assets	655	30
Operating income	656	9,304
Income from discontinued operations	420	5,795

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
We have reviewed all of our debt agreements, as well as our liquidity position and projected future cash needs. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our revolving credit facility will be more than sufficient to operate the Company and meet all of our near-term obligations, including remaining milestone construction payments for the contracted vessels under our expanded fifth OSV newbuild program.
As of June 30, 2014, we had total cash and cash equivalents of $264.3 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of June 30, 2014. As of June 30, 2014, we had posted letters of credit for $0.9 million and had $299.1 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the primary intended use of the facility is the potential future construction or acquisition of assets that generate additional EBITDA.
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
Depending on the market demand for our vessels, long-term debt maturities and other growth opportunities that may arise, we may require additional debt or equity financing. Excluding any cash requirements for potential new growth opportunities that may arise, we currently expect to generate sufficient cash flows from operations to meet our obligations under our fifth OSV newbuild program, commercial capital expenditures, scheduled recertifications of vessels and maintenance capital expenditures without having to use our revolving credit facility. We also currently expect to generate sufficient cash from operating activities to pay our annually recurring cash debt service and re-pay our long-term debt upon maturity. However, it is possible that, due to events beyond our control, including those described in our Risk Factors, should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $60.7 million for the six months ended June 30, 2014 and $97.8 million for the same period in 2013. Operating cash flows utilized during the first six months of 2014 included $29.6 million of costs related to regulatory recertifications for our vessels during the first half of 2014.
Investing Activities. Net cash used in investing activities was $240.4 million for the six months ended June 30, 2014 and $237.2 million for the same period in 2013. Cash utilized during the first six months of 2014 and 2013 primarily consisted of construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2014 compared to cash provided by financing activities of $186.7 million for the same period in 2013. Net cash provided by financing activities for the six months ended June 30, 2014 primarily resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plan. Net cash provided by financing activities for the six months ended June 30, 2013 primarily resulted from the issuance of our 2021 senior notes. These 2013 cash inflows were partially offset by the repurchase and retirement of approximately $250.0 million of our 2017 senior notes.
Discontinued Operations. For the six months ended June 30, 2014, net cash provided by discontinued operations was $2.0 million or $10.5 million lower than the prior-year period. This decrease resulted primarily from the sale of these assets in August 2013.

Contractual Obligations
Debt
As of June 30, 2014, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020 (1)	$375,000	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021 (1)	450,000	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $56,284	243,716	6.23%	2,300	March 1 and September 1
	$1,068,716

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

Under our revolving credit facility, we have the option of borrowing at a variable rate of interest equal to either (i) LIBOR plus an applicable margin, or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% and the one-month LIBOR plus 1%, plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on our leverage ratio, as defined in the credit agreement governing the revolving credit facility, as amended. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the revolving credit facility, based on a pricing grid. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 4 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the six months ended June 30, 2014, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the six months ended June 30, 2014, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the six months ended June 30, 2014 and since such program’s inception, respectively, as well as the estimated total project costs for our current expansion program (in millions):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$87.1	$193.8	$910.3	$1,250.0	2Q2013-4Q2016

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of June 30, 2014, we had placed seven vessels in service under such program. During the first half of 2014, we placed in service one 300 class OSV, the HOS Riverbend and two 320 class OSVs, the HOS Carolina and the HOS Claymore. Subsequent to quarter-end, we placed in service one additional 310 class OSV, the HOS Black Foot and one additional 320 class OSV, the HOS Captain. The remaining 15 vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: seven in the second half of 2014, six in 2015 and two in 2016. We expect to own and operate 64, 68 and 68 new generation OSVs as of December 31, 2014, 2015 and 2016, respectively. These vessel additions result in a projected average new generation OSV fleet complement of 58.0, 67.6 and 68.0 vessels for the fiscal years 2014, 2015 and 2016, respectively. We expect to own and operate five, seven and nine MPSVs as of December 31, 2014, 2015 and 2016 respectively. These vessel additions result in a projected average MPSV fleet complement of 4.3, 5.3, 7.8 and 9.0 vessels for the fiscal years 2014, 2015, 2016 and 2017, respectively.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance and other capital expenditures, including for 2013 our 200 class OSV retrofit program, for the six months ended June 30, 2014 and 2013, and a forecast for fiscal 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2014	2013	2014
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$19.7	$9.3	$29.6	$15.0	$47.8
Other vessel capital improvements (2)	10.4	2.2	17.5	4.5	24.5
	30.1	11.5	47.1	19.5	72.3
Other Capital Expenditures
200 class OSV retrofit program (3)	—	17.5	0.1	21.7	0.1
Commercial-related vessel improvements (4)	5.6	1.5	13.0	1.6	26.5
Miscellaneous non-vessel additions (5)	0.6	2.4	1.2	2.9	6.6
	6.2	21.4	14.3	26.2	33.2
Total (6)	$36.3	$32.9	$61.4	$45.7	$105.5

(1)	Deferred drydocking charges for 2014 include the projected recertification costs for 20 OSVs and two MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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

(6)
Total Maintenance and Other Capital Expenditures in the above table exclude $2.3 million and $4.3 million for the three and six months ended June 30, 2013, from discontinued operations related to our Downstream assets that were sold on August 29, 2013.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of a slowdown or inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete its fifth OSV newbuild program on-time and on-budget, which involves the construction, conversion and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; fewer than expected additions to the GoM active deepwater drilling rig fleet; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; a sustained weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; the impact of planned sequester of federal spending pursuant to the Budget Control Act of 2011; industry risks; reductions in capital spending budgets by customers; a material reduction of Petrobras’ announced plans for or administrative barriers to exploration and production activities in Brazil; less than expected growth in Mexican offshore activities driven by legal reform there; sustained declines in oil and natural gas prices; further increases in operating costs, such as mariner wage increases; the inability to accurately predict vessel utilization levels and dayrates; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure demand in the GoM and other markets; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions that the Company operates in; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks, including risks to our operations in the Black Sea caused by continued or increased instability in Ukraine; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, including vessel personnel for active and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	—	Form of Amended Appendix A to Employment Agreements for Executive Officers.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

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

Hornbeck Offshore Services, Inc.

Date: August 8, 2014	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer