Form 10-Q
period 2014-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2014-11-07
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2014 was 36,330,800.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$243,794	$439,291
Accounts receivable, net of allowance for doubtful accounts of $2,936 and $3,411, respectively	124,695	93,512
Deferred tax assets, net	28,483	72,470
Prepaid and other current assets	18,644	13,779
Current assets from discontinued operations	608	1,578
Total current assets	416,224	620,630
Property, plant and equipment, net	2,398,159	2,125,374
Deferred charges, net	77,554	74,075
Other assets	13,356	13,442
Long-term assets from discontinued operations	137	759
Total assets	$2,905,430	$2,834,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,334	$52,930
Accrued interest	13,648	14,890
Accrued payroll and benefits	17,753	13,451
Deferred revenue	1,531	8,786
Other accrued liabilities	13,732	11,497
Current liabilities from discontinued operations	4	117
Total current liabilities	97,002	101,671
Long-term debt, net of original issue discount of $53,928 and $60,908, respectively	1,071,072	1,064,092
Deferred tax liabilities, net	363,588	368,416
Other liabilities	1,747	4,367
Long-term liabilities of discontinued operations	527	306
Total liabilities	1,533,936	1,538,852
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,322 and 36,095 shares issued and
outstanding, respectively	363	361
Additional paid-in-capital	731,045	724,379
Retained earnings	640,837	571,483
Accumulated other comprehensive loss	(751)	(795)
Total stockholders’ equity	1,371,494	1,295,428
Total liabilities and stockholders’ equity	$2,905,430	$2,834,280

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues	$166,890	$132,915	$474,574	$403,252
Costs and expenses:
Operating expenses	76,425	59,180	216,411	174,175
Depreciation	18,201	13,854	51,998	40,498
Amortization	10,810	8,582	33,916	22,265
General and administrative expenses	11,220	14,114	40,392	40,433
	116,656	95,730	342,717	277,371
Gain on sale of assets	—	3	161	1,572
Operating income	50,234	37,188	132,018	127,453
Other income (expense):
Loss on early extinguishment of debt	—	—	—	(25,776)
Interest income	233	681	880	1,926
Interest expense	(7,808)	(11,708)	(22,056)	(38,672)
Other income (expense), net	52	(137)	15	(153)
	(7,523)	(11,164)	(21,161)	(62,675)
Income before income taxes	42,711	26,024	110,857	64,778
Income tax expense	16,152	8,228	41,719	22,787
Income from continuing operations	26,559	17,796	69,138	41,991
Income (loss) from discontinued operations, net of tax	(204)	41,368	216	47,162
Net income	$26,355	$59,164	$69,354	$89,153
Earnings per share:
Basic earnings per common share from continuing operations	$0.73	$0.49	$1.91	$1.17
Basic earnings (loss) per common share from discontinued operations	(0.01)	1.15	—	1.32
Basic earnings per common share	$0.72	$1.64	$1.91	$2.49
Diluted earnings per common share from continuing operations	$0.72	$0.49	$1.89	$1.15
Diluted earnings (loss) per common share from discontinued operations	(0.01)	1.12	—	1.29
Diluted earnings per common share	$0.71	$1.61	$1.89	$2.44
Weighted average basic shares outstanding	36,318	36,038	36,247	35,841
Weighted average diluted shares outstanding	36,857	36,663	36,778	36,511

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$26,355	$59,164	$69,354	$89,153
Other comprehensive income:
Foreign currency translation income (loss)	(181)	5	44	(318)
Total comprehensive income	$26,174	$59,169	$69,398	$88,835

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$69,138	$41,991
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	51,998	40,498
Amortization	33,916	22,265
Stock-based compensation expense	8,417	9,603
Loss on early extinguishment of debt	—	25,776
Provision for bad debts	(475)	121
Deferred tax expense	41,018	15,285
Amortization of deferred financing costs	5,971	14,134
Gain on sale of assets	(161)	(1,572)
Changes in operating assets and liabilities:
Accounts receivable	(30,537)	15,433
Other receivables and current assets	(6,979)	6,805
Deferred drydocking charges	(39,648)	(25,444)
Accounts payable	(2,080)	(11,114)
Accrued liabilities and other liabilities	(9,635)	13,038
Accrued interest	(1,242)	382
Net cash provided by operating activities	119,701	167,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(275,150)	(344,909)
Net proceeds from sale of assets	103	16,118
Vessel capital expenditures	(41,862)	(46,372)
Non-vessel capital expenditures	(2,814)	(3,459)
Net cash used in investing activities	(319,723)	(378,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	—	5,127
Repayment of senior notes	—	(250,000)
Proceeds from the issuance of senior notes	—	450,000
Redemption premium on the retirement of debt	—	(17,658)
Deferred financing costs	—	(7,771)
Net cash proceeds from other shares issued	2,403	7,840
Net cash provided by financing activities	2,403	187,538
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	790	16,731
Net cash provided by investing activities	1,288	228,576
Net cash provided by discontinued operations	2,078	245,307
Effects of exchange rate changes on cash	44	(318)
Net increase (decrease) in cash and cash equivalents	(195,497)	221,106
Cash and cash equivalents at beginning of period	439,291	576,678
Cash and cash equivalents at end of period	$243,794	$797,784
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$39,150	$40,216
Cash paid for income taxes	$4,111	$3,319

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications have been made to prior period results to conform to current year presentation. The most significant of these reclassifications are associated with the Company's discontinued operations. As discussed further in Note 7, the Company sold substantially all of its Downstream assets in August 2013.
The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, "Revenue Recognition." ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is not permitted. The Company is evaluating the effect of this new standard on its financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations (1)	$26,559	$17,796	$69,138	$41,991
Income (loss) from discontinued operations, net of tax (2)	(204)	41,368	216	47,162
Net income	$26,355	$59,164	$69,354	$89,153
Weighted average number of shares of common stock outstanding	36,318	36,038	36,247	35,841
Add: Net effect of dilutive stock options and unvested restricted stock (3)(4)(5)	539	625	531	670
Weighted average number of dilutive shares of common stock outstanding	36,857	36,663	36,778	36,511
Earnings per common share:
Basic earnings per common share from continuing operations	$0.73	$0.49	$1.91	$1.17
Basic earnings (loss) per common share from discontinued operations	(0.01)	1.15	—	1.32
Basic earnings per common share	$0.72	$1.64	$1.91	$2.49
Diluted earnings per common share from continuing operations	$0.72	$0.49	$1.89	$1.15
Diluted earnings (loss) per common share from discontinued operations	(0.01)	1.12	—	1.29
Diluted earnings per common share	$0.71	$1.61	$1.89	$2.44

(1)
Income from continuing operations for the nine months ended September 30, 2013 includes a loss on early extinguishment of debt of $25.8 million. See Note 4 for further information regarding the Company’s debt.

(2)	On August 29, 2013, the Company closed the sale of its Downstream segment. See Note 7 for further discussion of this transaction.

(3)
For the three and nine months ended September 30, 2014 and 2013, the Company had no anti-dilutive stock options. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(4)
For the three and nine months ended September 30, 2014 and 2013, the 2019 convertible senior notes were not dilutive and for the three and nine months ended September 30, 2013, the 2026 convertible senior notes retired in November 2013 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(5)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 5 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	September 30, 2014	December 31, 2013
5.875% senior notes due 2020	$375,000	$375,000
5.000% senior notes due 2021	450,000	450,000
1.500% convertible senior notes due 2019, net of original issue discount of $53,928 and $60,908	246,072	239,092
Revolving credit facility due 2016	—	—
	1,071,072	1,064,092
Less current maturities	—	—
	$1,071,072	$1,064,092
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
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
As of September 30, 2014, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.9 million posted as letters of credit. As of September 30, 2014, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,125.0 million, $1,071.1 million and $1,097.1 million, respectively, as of September 30, 2014. Given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy.
Capitalized Interest
During the three and nine months ended September 30, 2014, the Company capitalized approximately $8.2 million and $25.9 million, respectively, of interest costs related to the construction of vessels. During the three and nine months ended September 30, 2013, the Company capitalized approximately $8.8 million and $22.2 million, respectively, of interest costs related to the construction of vessels.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of September 30, 2014, the Company has granted 3.8 million shares of common stock under such plan.
During the nine months ended September 30, 2014, the Company granted cash-settled phantom restricted stock units, time-based restricted stock units, performance-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Cash-settled phantom restricted stock units		X	X
Time-based restricted stock units		X
Performance-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based restricted stock units are calculated based on the Company’s performance compared to three pre-determined criteria, as defined by the restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the Company’s awards depending on the Company’s performance. During the nine months ended September 30, 2014, the Company granted 203,262 time-based and performance-based restricted stock units, 34,454 cash-settled phantom restricted stock units and 17,370 shares of fully-vested common stock.
Compensation expense related to 2014 restricted stock unit grants is recognized over the three-year service period. The fair value of the Company’s performance-based restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and cash-settled phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2014, the Company granted performance-based and time-based restricted stock units in 2011, 2012 and 2013. During the nine months ended September 30, 2014, the Company issued 226,689 shares, in the aggregate, of stock due to: 1) employees exercising previously vested stock options, 2) vestings of restricted stock units, 3) employee purchases under the Company's Employee Stock Purchase Plan and 4) the issuance of fully-vested common stock.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income before taxes	$2,101	$3,185	$8,417	$9,603
Net income	$1,306	$2,178	$5,249	$6,225
Earnings per common share:
Basic earnings per common share	$0.04	$0.06	$0.14	$0.17
Diluted earnings per common share	$0.04	$0.06	$0.14	$0.17

6. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. This program now consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of September 30, 2014, the Company had placed 11 vessels in service under such program. Subsequent to quarter-end, one additional vessel was placed in service under such program. The 12 remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: four in the fourth quarter of 2014, six in 2015 and two in 2016. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,250.0 million, of which $117.6 million, $134.1 million and $28.6 million are expected to be incurred in the fourth quarter 2014, fiscal 2015 and fiscal 2016, respectively. From the inception of this program through September 30, 2014, the Company had incurred construction costs of approximately $969.7 million, or 77.6%, of total expected project costs.
OSV-to-MPSV Flotel Conversion
In October 2014, the Company announced that it has finalized plans to convert one of its newbuild HOSMAX 300 class OSVs that was previously placed in service under its ongoing newbuild program, the HOS Riverbend, into a 300 class MPSV flotel vessel. The project costs and commercial downtime for this vessel conversion are expected to be approximately $40.0 million and 140 days out of service, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
During 2013, the Company commenced the process of assigning the vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company.  This assignment has been interpreted by local authorities as a new importation of these vessels which may result in an assessment of taxes and duties of approximately $3.0 million, in the aggregate.  The Company asserts that these vessels did not require re-importation and a court-ordered injunction is currently in place to preclude the local tax authorities from collecting any importation taxes and duties from the Company. Furthermore, on September 11, 2014, the Federal Supreme Court of Brazil issued a general ruling that international leasing contracts are not subject to these importation taxes and duties on the basis that the importation is temporary and a transfer of ownership does not occur. Thus, as of September 30, 2014, any potential re-importation duties have not been recorded in the Company's financial statements.
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
7. Discontinued Operations
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately of $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. During the nine months ended September 30, 2014, two of these tugs were sold for net cash proceeds of $1.3 million. These sales resulted in a pre-tax gain of approximately $0.7 million ($0.4 million after-tax or $0.01 per diluted share.) The historical results for the Downstream segment and the gains on the sales thereof have been presented as discontinued operations for all periods in the accompanying consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of the Downstream segment from discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$11,383	$12	$42,885
Gain on sale of assets	—	60,046	655	60,076
Operating income (loss)	(318)	65,181	338	74,485
Income (loss) before income taxes	(318)	65,181	338	74,487
Income tax expense (benefit)	(114)	23,813	122	27,325
Income (loss) from discontinued operations	(204)	41,368	216	47,162
As of September 30, 2014 and December 31, 2013, the aggregate components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

	As of	As of
	September 30, 2014	December 31, 2013
Assets:
Other current assets	$608	$1,578
Total current assets	608	1,578
Property, plant and equipment, net	137	759
Total assets	$745	$2,337
Liabilities:
Accrued payroll and benefits	$—	$2
Other accrued liabilities	4	115
Total current liabilities	4	117
Other liabilities	527	306
Total liabilities	$531	$423
At the closing of the sale, the Company entered into transition service agreements with Genesis to facilitate the transition of the sale of the business, including ship management agreements and a crew management agreement, pursuant to which the Company provides services related to the operation and management of the vessels as well as supplying some of the marine crews for those vessels during the transition period. As of September 30, 2014, the Company has terminated all of the transition service agreements.

8. Subsequent Event
On October 29, 2014, the Company announced that its Board of Directors has authorized the Company to repurchase up to $150 million in shares of its common stock from time to time. The repurchase program will be funded from the Company's cash on-hand, cash flow from operations and/or cash proceeds from the divestiture of non-core assets. The Company is authorized to use different methods and plans to make the repurchases, including, but not limited to, open-market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The timing and amount of the repurchases will depend on several factors, such as market conditions, applicable legal requirements, available liquidity, the discretion of management and other appropriate factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time.

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
General
The global market for OSVs is tied to the worldwide market for offshore energy exploration and production activities. Generally, offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for high-spec OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 86 floating rigs under construction or on order on October 30, 2014 and, as of that date, there were options outstanding to build 28 additional floating rigs. In addition, on that date, there were 143 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 58 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required per rig is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally, more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours.

With the growth of our fleet, we continue to offer our customers services other than rig support for their deepwater and ultra-deepwater exploration and production activities. This has resulted in the expansion of other specialty-service offerings for our vessels including flotel, subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning. Many of these specialty applications have required us to add additional equipment to our vessels to support the growing needs of our customers.
Two of the principal threats facing the Upstream market in the GoM is the ability of operators and drilling contractors to comply with the new regulatory requirements and general economic conditions which, if they were to deteriorate, could negatively impact drilling and development activities worldwide. During recent months, we have observed declining oil prices due to both increased U.S. production and general weakness in the global economy. A more significant and sustained fall in prices could have an impact upon capital spending plans by our customers for offshore projects, which would likely impact our utilization or average dayrates.
Presently, our operations are conducted in three core markets comprised of the GoM, Mexico and Brazil. Descriptions of these three core markets are included below.
Gulf of Mexico
During the latter part of the third and early fourth quarter, we experienced increased volatility for our 200 class, 240 class, and 265 class OSVs. This was the result of a corresponding volatility in oil prices. The GoM continues to be considered a world-class basin by exploration and production companies. In its Annual Energy Outlook 2013, the EIA estimated that the GoM contains 46 billion barrels of recoverable oil equivalent. According to IHS-Petrodata as of October 30, 2014, the number of floating rigs available in the GoM region is currently 50 which has increased from the pre-Macondo level of 34. Of the 50 rigs now available in the GoM, 36 were actively drilling, five were hot stacked and nine were out-of-service while undergoing maintenance as of October 30, 2014. We expect that four additional units will mobilize to the GoM at various times during the remainder of 2014. However, we view the market as still in transition. In fact, the average number of active floating rigs in the GoM was basically flat for the first nine months of this year at roughly 37, during which time 17 high-spec newbuild OSVs entered the market.
During the first nine months of 2014, we experienced transitory softness for high-spec OSVs operating in the GoM spot market, which had an impact on our utilization and, to a lesser extent, on our average dayrates. These market conditions are primarily the result of delays in the commissioning and activation of incremental offshore drilling rigs coupled with the delivery of additional high-spec OSVs into the GoM. As of October 30, 2014, there were 48 high-spec, Jones Act-qualified vessels under construction in U.S. shipyards that will deliver through 2016. Seven of such vessels are being constructed by us. It is expected that 18 of these Jones Act qualified DP-2 vessels will be delivered from shipyards during the remainder of 2014, including three of our own. We believe that the number of offshore drilling rigs forecasted to become active in the GoM will eventually stabilize this temporary OSV supply/demand imbalance. While we expect there to be some rig departures from the GoM, our analysis is that by the end of 2014 or early 2015 there will be at least 39 deepwater drilling units in the GoM. We expect this number to increase further during 2015. The Company cannot predict the rate at which those units will come on-line and actually commence drilling operations, driving incremental demand for our vessels. During the second and third quarter, the Company was able to mitigate some of the market imbalance by expanding our specialty service offerings to our customers, deploying some vessels to international markets and participating in seasonal construction and development activities underway in the GoM. Historically these construction activities have tapered in the fourth and first quarters. Fleetwide effective, or utilization-adjusted, dayrates for our new generation OSVs increased $687, or roughly 3%, from $22,229 for the year-ago quarter to $22,916 for the third quarter of 2014.

Mexico
The exploration and production landscape in Mexico continues to evolve. In December 2013, the Mexican congress ended PEMEX's 75 year-old monopoly on drilling activities in Mexico and voted in favor of allowing the government to grant contracts and licenses for exploration and production of oil and gas to foreign firms, which previously had been prohibited under Mexico’s constitution. The Mexican Congress has recently finalized reforms that would allow Round One tenders and joint ventures to be formed between PEMEX and private companies and that would mean contracts could be awarded during the second quarter of 2015. These tenders and joint ventures will cover nearly 20 billion barrels of oil equivalent and are expected to generate more than $40 billion in new investments over the next few years. Bids for shelf projects are expected in November 2014 and bids for deepwater projects are expected in May 2015. We expect these changes to provide additional demand drivers in Mexico for our vessels.
Currently, there are six floating rigs and 50 jack-up rigs drilling offshore Mexico. PEMEX has announced plans to add 13 more high-spec jack-up rigs during the remainder of 2014. We began working in Mexico in 2002 and during the second quarter of 2014 we mobilized seven additional vessels to Mexico to work for a PEMEX contractor. Currently, we have 12 vessels working there under long-term contracts and one vessel working under a spot contract. We will continue to actively bid additional vessels into Mexico as tenders are issued by PEMEX and these joint ventures.
Brazil
Currently, we have four vessels in Brazil working under long-term contracts for the state-owned oil company, Petroleo Brasileiro S.A., or Petrobras. High operating costs as well as regulatory complexity and bureaucratic inefficiency are impacting our ability to generate operating margins in Brazil that are commensurate with those we are generating and have historically generated in the GoM. As is typical with large state-owned national oil companies, contracts with Petrobras are onerous and contain multiple provisions that allow Petrobras to impose penalties and deduct payments for performance issues even if we disagree with the basis of those penalties or deductions. Petrobras has exercised these kinds of measures in our contracts and we expect that we will continue to confront similar issues with Petrobras going forward. In addition to regulatory complexity and the inherent difficulties associated with the Petrobras contracting regime, there is an acute shortage of mariners in Brazil, which we are required by law to employ on our vessels. This shortage is a significant contributor to escalating costs in Brazil and could present a barrier to our growth in that market. Our long-term view in Brazil is that its preeminence as a deepwater drilling region will offer us significant opportunities, particularly as our HOSMAX newbuild vessels continue to be delivered. Those vessels will have the large capacities necessary for remote and ultra-deepwater drilling regions, such as the pre-salt Brazilian market. We see Petrobras making significant investments in shoreside infrastructure intended to stem the logistical bottlenecks that have hampered its ability to take full advantage of its currently chartered offshore fleet. As those chokepoints get worked out over the next few years, we believe that the 6,000 DWT vessels in our fifth OSV newbuild program will have a competitive advantage over 3,000 DWT vessels, which dominate Pebrobras’ chartered fleet today.
Other International Regions
In addition to our core markets, we operate in other domestic and international markets usually on a temporary basis, ranging from a few weeks to several years, depending on the customer or project. Our international operations have recently included the support of exploration and production projects in Nicaragua, Romania and Qatar as well as government and other non-oilfield projects in the Pacific Ocean and the Mediterranean Sea.

Contract Coverage
As of October 30, 2014, we had 62% of our new generation OSV vessel-days contracted for the remainder of 2014. Our forward OSV contract coverage for the fiscal year ending December 31, 2015 currently stands at 27%. MPSV contract coverage for the remainder of 2014 and for fiscal 2015 is currently 63% and 18%, respectively.
Operating Areas
All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for eight foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of September 30, 2014, our 60 active new generation OSVs and four MPSVs were operating in domestic and international areas as noted in the following table:

Domestic
GoM	38
Other U.S. coastlines (1)	6
44
Foreign
Brazil	4
Mexico	13
Middle East	1
Europe	2
20
Total Vessels (2)	64

(1) Includes six vessels that are currently supporting the military.
(2) Excluded from this table is one conventional OSV that was stacked as of September 30, 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
New Generation Offshore Supply Vessels:
Average number of new generation OSVs (1)	58.9	50.0	56.4	50.3
Average new generation OSV fleet capacity (DWT)	185,465	130,535	170,202	128,532
Average new generation OSV capacity (DWT)	3,147	2,611	3,015	2,554
Average new generation OSV utilization rate (2)	81.7%	80.7%	81.0%	85.2%
Average new generation OSV dayrate (3)	$28,049	$27,545	$27,345	$26,225
Effective dayrate (4)	$22,916	$22,229	$22,149	$22,344

(1)
We owned 60 new generation OSVs as of September 30, 2014. Excluded from this data is one stacked conventional OSV that we consider to be a non-core asset. Also excluded from this data are four MPSVs owned and operated by the Company. During the first nine months of 2014, we placed in service six OSVs. Subsequent to quarter-end, we placed in service one additional OSV.

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

The following table provides the detailed components of EBITDA from continuing operations as we define that term for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of EBITDA:
Income from continuing operations	$26,559	$17,796	$69,138	$41,991
Interest expense, net
Debt obligations	7,808	11,708	22,056	38,672
Interest income	(233)	(681)	(880)	(1,926)
Total interest, net	7,575	11,027	21,176	36,746
Income tax expense	16,152	8,228	41,719	22,787
Depreciation	18,201	13,854	51,998	40,498
Amortization	10,810	8,582	33,916	22,265
EBITDA from continuing operations	$79,297	$59,487	$217,947	$164,287

The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA Reconciliation to GAAP:
EBITDA from continuing operations	$79,297	$59,487	$217,947	$164,287
Cash paid for deferred drydocking charges	(10,008)	(10,435)	(39,648)	(25,444)
Cash paid for interest	(13,878)	(12,284)	(39,150)	(40,216)
Cash paid for taxes	(2,400)	(1,394)	(4,111)	(3,319)
Changes in working capital	4,485	30,580	(23,118)	37,965
Stock-based compensation expense	2,101	3,185	8,417	9,603
Loss on early extinguishment of debt	—	—	—	25,776
Changes in other, net	(618)	265	(636)	(1,451)
Net cash flows provided by operating activities	$58,979	$69,404	$119,701	$167,201
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss on early extinguishment of debt	$—	$—	$—	$25,776
Stock-based compensation expense	2,101	3,185	8,417	9,629
Interest income	233	681	880	1,926

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

Summarized financial information for the three months ended September 30, 2014 and 2013, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$ Change	% Change
Revenues:
Domestic	$121,425	$101,535	$19,890	19.6%
Foreign	45,465	31,380	14,085	44.9%
	166,890	132,915	33,975	25.6%
Operating expenses	76,425	59,180	17,245	29.1%
Depreciation and amortization	29,011	22,436	6,575	29.3%
General and administrative expenses	11,220	14,114	(2,894)	(20.5)%
	116,656	95,730	20,926	21.9%
Gain on sale of assets	—	3	(3)	(100.0)%
Operating income	50,234	37,188	13,046	35.1%
Interest expense	7,808	11,708	(3,900)	(33.3)%
Interest income	233	681	(448)	(65.8)%
Income tax expense	16,152	8,228	7,924	96.3%
Income from continuing operations	26,559	17,796	10,959	61.6%
Income from discontinued operations, net of tax	(204)	41,368	(41,572)	>(100%)%
Net income	$26,355	$59,164	$(32,809)	(55.5)%
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenues. Revenues for the three months ended September 30, 2014 increased by $34.0 million, or 25.6%, to $166.9 million compared to the same period in 2013. Our weighted-average active operating fleet for the three months ended September 30, 2014 was 63 vessels compared to 54 during the same period in 2013. The increase in revenues was primarily due to the full or partial-period contribution of 14 vessels that were placed in-service under our fifth OSV newbuild program or redelivered under our 200 class OSV retrofit program since September 2013, as well as improved spot market conditions for our MPSV fleet. The newly constructed and retrofitted vessels accounted for a $35.1 million year-over-year increase in revenues. Revenue from our four-vessel MPSV fleet increased by $11.0 million, or 39.1%, compared to the same period in 2013. The $11.0 million increase was attributable to higher spot dayrates earned by one of our MPSVs performing flotel services in the GoM. These higher revenues were partially offset by a $13.5 million decrease in revenue for our vessels that were in service during each of the quarters ended September 30, 2014 and 2013 due to soft market conditions. Our new generation OSV average dayrates were $28,049 for the third quarter of 2014 compared to $27,545 for the same period in 2013. Our new generation OSV utilization was 81.7% for the third quarter of 2014 compared to 80.7% for the same period in 2013. This increase in utilization is primarily due to 111 fewer days of regulatory drydocking during the third quarter of 2014 compared to the prior-year period. Domestic revenues increased $19.9 million from the year-ago quarter due to the full or partial-quarter contribution from vessels added to our fleet under our fifth OSV newbuild program and our 200 class OSV retrofit program. Foreign revenues increased by $14.1 million, or 44.9%, primarily due to an average of four additional vessels, including one MPSV, working in foreign regions during the three months ended September 30, 2014 compared to the year-ago quarter. Foreign revenues for the third quarter of 2014 comprised 27.2% of our total revenues compared to 23.6% for the year-ago quarter.

Operating Expenses. Operating expenses were $76.4 million, an increase of $17.2 million, or 29.1%, for the three months ended September 30, 2014 compared to $59.2 million for the same period in 2013. Operating expenses were driven higher by an increase in the number of active vessels in our fleet during 2014 compared to 2013. The increase was comprised of $15.4 million from newly constructed vessels and upgraded vessels placed in service under our 200 class OSV retrofit program since September 2013. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $293.4 million to $298.4 million for the year ending December 31, 2014. This annual guidance range includes roughly $5.7 million of total out-of-pocket costs related to the conversion and repositioning of multiple vessels for international or specialty charter commitments. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our current spot vessels into international markets or back to the GoM; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization was $6.6 million, or 29.3%, higher for the three months ended September 30, 2014 compared to the same period in 2013. This increase is primarily due to $3.5 million of incremental depreciation due to the contribution of ten newbuild OSVs that were placed in service on various dates since September 2013, as well as the higher cost basis of four upgraded vessels redelivered under our 200 class OSV retrofit program. The increase in amortization expense is primarily due to a higher per-vessel average in shipyard costs for vessel regulatory drydockings given the shift in fleet mix to a higher percentage of much larger high-spec vessels. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative, or G&A, expenses of $11.2 million, or 6.7% of revenues, decreased by $2.9 million during the three months ended September 30, 2014 compared to same period in 2013. This decrease in G&A expenses was primarily attributable to the valuation of our stock-based compensation expense, which was driven lower by the recent decline in our stock price, lower shoreside incentive compensation expense and, to a lesser extent, a reduction to our bad debt reserve. Our G&A expenses are expected to be in the approximate annual range of $53.4 million to $54.4 million for the year ending December 31, 2014, commensurate with our pending fleet growth and expanding international operations. In future years, we expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.
Operating Income. Operating income increased by $13.0 million, or 35.1%, to $50.2 million during the three months ended September 30, 2014 compared to the same period in 2013 for the reasons discussed above. Operating income as a percentage of revenues was 30.1% for the three months ended September 30, 2014 compared to 28.0% for the same period in 2013.
Interest Expense. Interest expense decreased $3.9 million during the three months ended September 30, 2014 compared to the same period in 2013, primarily due to lower interest expense resulting from the November 2013 retirement of our 1.625% convertible senior notes due 2026. During the third quarter of 2014, we capitalized interest of $8.2 million, or roughly 51% of our total interest costs, compared to capitalized interest of $8.8 million, or roughly 43% of our total interest costs for the year-ago quarter.
Interest Income. Interest income was $0.2 million during the three months ended September 30, 2014, which was $0.4 million lower compared to the same period in 2013. Our average cash balance decreased to $248.6 million for the three months ended September 30, 2014 compared to $732.8 million for the same period in 2013. The average interest rate earned on our invested cash balances was 0.4% during the three months ended September 30, 2014 and 2013, respectively. The decrease in average cash balance was primarily due to the retirement of all of our outstanding $250 million aggregate principal amount of 2026 convertible senior notes in November 2013.

Income Tax Expense. Our effective tax rate was 37.8% and 35.1% for the three months ended September 30, 2014 and 2013, respectively. During the third quarter of 2014, our income tax expense primarily consisted of deferred taxes. The lower tax rate for the three months ended September 30, 2013 was primarily attributable to the tax benefit taken in 2013 as a result of the re-pricing of the net deferred tax liabilities on the balance sheet as a result of the August 2013 sale of the Downstream segment. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Income from continuing operations increased by $11.0 million to $26.6 million for the three months ended September 30, 2014. This increase in income from continuing operations for the third quarter of 2014 was primarily due to the full or partial-period contribution of 14 vessels placed in service under our fifth OSV newbuild program or redelivered under our 200 class OSV retrofit program since September 2013 as discussed above and a decrease of $3.5 million in net interest expense partially offset by a $7.9 million increase in income tax expense.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels have been restated and reflected as discontinued operations.
The following table details financial highlights for the three months ended September 30, 2014 and 2013, related to our Downstream segment that was sold in August 2013 (in thousands):

	Three months ended September 30,
	2014	2013
Revenue	$—	$11,383
Gain on sale of assets	—	60,046
Operating income (loss)	(318)	65,181
Income (loss) from discontinued operations	(204)	41,368

Summarized financial information for the nine months ended September 30, 2014 and 2013, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$ Change	% Change
Revenues:
Domestic	$374,522	$302,500	$72,022	23.8%
Foreign	100,052	100,752	(700)	(0.7)%
	474,574	403,252	71,322	17.7%
Operating expenses	216,411	174,175	42,236	24.2%
Depreciation and amortization	85,914	62,763	23,151	36.9%
General and administrative expenses	40,392	40,433	(41)	(0.1)%
	342,717	277,371	65,346	23.6%
Gain on sale of assets	161	1,572	(1,411)	(89.8)%
Operating income	132,018	127,453	4,565	3.6%
Loss on early extinguishment of debt	—	25,776	(25,776)	(100.0)%
Interest expense	22,056	38,672	(16,616)	(43.0)%
Interest income	880	1,926	(1,046)	(54.3)%
Income tax expense	41,719	22,787	18,932	83.1%
Income from continuing operations	69,138	41,991	27,147	64.6%
Income from discontinued operations, net of tax	216	47,162	(46,946)	(99.5)%
Net income	$69,354	$89,153	$(19,799)	(22.2)%
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenues. Revenues for the nine months ended September 30, 2014 increased by $71.3 million, or 17.7%, to $474.6 million compared to the same period in 2013. Our weighted-average active operating fleet for the nine months ended September 30, 2014 was 60 vessels compared to 54 during the same period in 2013. The increase in revenues was primarily due to the full or partial-period contribution of 17 vessels that were placed in service under our fifth OSV newbuild program or returned to service under our 200 class OSV retrofit program since September 2013 and, to a lesser extent, an increase in revenues from our MPSV fleet. The newly constructed and retrofitted vessels accounted for an $89.9 million year-over-year increase in revenues. Revenue from our four-vessel MPSV fleet increased by $32.4 million, or 35.3%, compared to the same period in 2013. Our MPSV revenue increase was primarily due to higher spot dayrates earned by one of our MPSVs performing flotel services in the GoM. These higher revenues were partially offset by a $58.5 million decrease in revenue due to 186 incremental days out-of-service for regulatory recertification compared to the year-ago period and soft market conditions for our vessels that were in service during each of the nine months ended September 30, 2014 and 2013. Our new generation OSV average dayrates were $27,345 for the nine months of 2014 compared to $26,225 for the same period in 2013, an increase of $1,120, or 4.3%. Our new generation OSV utilization was 81.0% for the nine months of 2014 compared to 85.2% for the same period in 2013. This decrease in utilization is primarily due to the incremental vessel-days out-of-service for regulatory recertification during the first nine months of 2014 compared to the prior-year period, along with softness for high-spec OSVs operating in the GoM spot market. Domestic revenues increased $72.0 million from the year-ago period due to the full or partial-period contribution from the eleven vessels added to our fleet under our fifth OSV newbuild program and six upgraded vessels that were redelivered under our 200 class OSV retrofit program. Foreign revenues decreased $0.7 million, or 0.7%, primarily due to fewer vessels deployed to foreign regions during the nine months ended September 30, 2014 compared to the year-ago period. Foreign revenues for the nine months of 2014 comprised 21.1% of our total revenues compared to 25.0% for the year-ago period.

Operating Expenses. Operating expenses were $216.4 million, an increase of $42.2 million, or 24.2%, for the nine months ended September 30, 2014 compared to $174.2 million for the same period in 2013. Operating expenses were driven higher by an increase in the number of active vessels in our fleet during 2014 compared to 2013. Newly constructed vessels and upgraded vessels placed in service under our 200 class OSV retrofit program since 2013 accounted for approximately $38.4 million, or 91%, of the higher operating cost. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $293.4 million to $298.4 million for the year ending December 31, 2014. This annual guidance range includes roughly $5.7 million of total out-of-pocket costs related to the conversion and repositioning of multiple vessels for international or specialty charter commitments. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur that are not recoverable through charter hire in connection with the potential relocation of more of our current spot vessels into international markets or back to the GoM; or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization was $23.2 million, or 36.9%, higher for the nine months ended September 30, 2014 compared to the same period in 2013. Depreciation expense is higher primarily due to a $9.1 million incremental expense related to the full or partial-period contribution of eleven newbuild OSVs that were placed in service on various dates during 2013 and 2014, as well as the higher cost basis of six upgraded vessels redelivered under our 200 class OSV retrofit program. The increase in amortization expense is primarily due to $4.2 million of incremental amortization recorded for the accelerated regulatory drydocking of vessels during the first nine months of 2014 and a higher per-vessel average shipyard costs for vessel regulatory drydockings given the shift in fleet mix to a higher percentage of much larger high-spec vessels. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative, or G&A, expenses of $40.4 million, or 8.5% of revenues, was flat during the nine months ended September 30, 2014 compared to same period in 2013. There was a decrease in G&A expenses due to the valuation of our stock-based compensation expense, which was driven lower by the recent decline in our stock price, lower shoreside incentive compensation expense and, to a lesser extent, a reduction in our bad debt reserve. These decreases were offset by increases in G&A expenses due to the growth of our shoreside support team related to our on-going newbuild program and expanding international operations. Our G&A expenses are expected to be in the approximate annual range of $53.4 million to $54.4 million for the year ending December 31, 2014, commensurate with our pending fleet growth and expanding international operations. In future years, we expect our G&A expenses as a percentage of revenues, or G&A margin, to remain within the historical range of our domestic public company OSV peer group.
Operating Income. Operating income increased by $4.6 million, or 3.6%, to $132.0 million during the nine months ended September 30, 2014 compared to the same period in 2013 for the reasons discussed above. Operating income as a percentage of revenues was 27.8% for the nine months ended September 30, 2014 compared to 31.6% for the same period in 2013.
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
Interest Expense. Interest expense decreased $16.6 million during the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to lower interest expense resulting from the November 2013 retirement of our 1.625% convertible senior notes due 2026. During the nine months ended September 30, 2014, we capitalized interest of $25.9 million, or roughly 54% of our total interest costs, compared to capitalized interest of $22.2 million, or roughly 36% of our total interest costs for the year-ago period.
Interest Income. Interest income was $0.9 million during the nine months ended September 30, 2014, compared to $1.9 million for the nine months ended September 30, 2013. Our average cash balance decreased to $326.9 million for the nine months ended September 30, 2014 compared to $672.1 million for the same period in 2013. The average interest rate earned on our invested cash balances was 0.4% during the nine months ended September 30, 2014 and 2013, respectively. The decrease in average cash balance was primarily due to the retirement of all of our outstanding $250 million aggregate principal amount of 2026 convertible senior notes in November 2013.
Income Tax Expense. Our effective tax rate was 37.6% and 36.0% for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, our income tax expense primarily consisted of deferred taxes. The lower tax rate for the nine months ended September 30, 2013 was primarily attributable to the tax benefit taken in 2013 as a result of the re-pricing of the net deferred tax liabilities on the balance sheet as a result of the August 2013 sale of the Downstream segment. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance increased by $27.1 million for reported income from continuing operations of $69.1 million for the nine months ended September 30, 2014. Excluding the after-tax loss on early extinguishment of debt, income from continuing operations would have been $58.1 million for the nine months ended September 30, 2013 compared to $69.1 million for the same period in 2014. This increase in income from continuing operations for the nine months ended September 30, 2014 was primarily due to the full or partial-period contribution of 17 vessels placed in service under our fifth OSV newbuild program or redelivered under our 200 class OSV retrofit program since September 2013 and a decrease of $15.6 million in net interest expense partially offset by transitory soft spot market conditions discussed above.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels have been restated and reflected as discontinued operations.

The following table details financial highlights for the nine months ended September 30, 2014 and 2013, related to our Downstream segment that was sold in August 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
Revenue	$12	$42,885
Gain on sale of assets	655	60,076
Operating income	338	74,485
Income from discontinued operations	216	47,162

Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of non-core assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects or acquisitions. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2014 and into 2015.
We have reviewed all of our debt agreements, as well as our liquidity position and projected future cash needs. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our revolving credit facility will be more than sufficient to operate the Company and meet all of our near-

term obligations, including remaining milestone construction payments for the contracted vessels under our expanded fifth OSV newbuild program.
On October 29, 2014, we announced that our Board of Directors has authorized us to repurchase up to $150 million in shares of our common stock from time to time. The repurchase program will be funded from our cash on-hand, cash flow from operations and/or cash proceeds from the divestiture of non-core assets.
As of September 30, 2014, we had total cash and cash equivalents of $243.8 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of September 30, 2014. As of September 30, 2014, we had posted letters of credit for $0.9 million and had $299.1 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the primary intended use of the facility is the potential future construction or acquisition of assets that generate additional EBITDA.
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
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $119.7 million for the nine months ended September 30, 2014 and $167.2 million for the same period in 2013. Operating cash flows utilized during the first nine months of 2014 included $39.6 million of costs related to regulatory recertifications for our vessels during the first nine months of 2014.
Investing Activities. Net cash used in investing activities was $319.7 million for the nine months ended September 30, 2014 and $378.6 million for the same period in 2013. Cash utilized during the first nine months of 2014 and 2013 primarily consisted of construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash provided by financing activities was $2.4 million for the nine months ended September 30, 2014 compared to cash provided by financing activities of $187.5 million for the same period in 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 primarily resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plans. Net cash provided by financing activities for the nine months ended September 30, 2013 primarily resulted from the issuance of our 2021 senior notes. These 2013 cash inflows were partially offset by the repurchase and retirement of approximately $250.0 million of our 2017 senior notes.

Discontinued Operations. For the nine months ended September 30, 2014, net cash provided by discontinued operations was $2.1 million or $243.2 million lower than the prior-year period. This decrease resulted primarily from the sale of these assets in August 2013.
Contractual Obligations
Debt
As of September 30, 2014, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020 (1)	$375,000	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021 (1)	450,000	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $53,928	246,072	6.23%	2,300	March 1 and September 1
	$1,071,072

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
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the nine months ended September 30, 2014, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the nine months ended September 30, 2014, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the nine months ended September 30, 2014 and since such program’s inception, respectively, as well as the estimated total project costs for our current expansion program (in millions):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$59.5	$253.3	$969.7	$1,250.0	2Q2013-4Q2016

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of September 30, 2014, we had placed eleven vessels in service under such program. Subsequent to quarter-end, we placed in service one additional vessel. The remaining 12 vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: four in the fourth quarter of 2014, six in 2015 and two in 2016. In October 2014, we announced plans to convert one of the HOSMAX OSVs, that was previously placed in service, into a U.S.-flagged, Jones Act-qualified MPSV. The vessel counts presented below reflect this OSV-to-MPSV conversion, as applicable. We expect to own and operate 64 and 67 new generation OSVs as of December 31, 2014 and 2015. These vessel additions result in a projected average new generation OSV fleet complement of 57.8, 66.6 and 67.0 vessels for the fiscal years 2014, 2015 and 2016, respectively. We expect to own and operate five, eight and ten MPSVs as of December 31, 2014, 2015 and 2016 respectively. These vessel additions result in a projected average MPSV fleet complement of 4.2, 6.1, 8.8 and 10.0 vessels for the fiscal years 2014, 2015, 2016 and 2017, respectively.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance and other capital expenditures, including for 2013 our 200 class OSV retrofit program, for the three and nine months ended September 30, 2014 and 2013, and a forecast for fiscal 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2014	2013	2014
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$10.0	$10.4	$39.6	$25.4	$45.4
Other vessel capital improvements (2)	2.9	1.8	20.4	6.3	21.1
	12.9	12.2	60.0	31.7	66.5
Other Capital Expenditures
200 class OSV retrofit program (3)	—	15.9	0.1	37.6	0.1
Commercial-related vessel improvements (4)	8.4	0.9	21.4	2.5	37.3
Miscellaneous non-vessel additions (5)	1.6	0.5	2.8	3.5	6.7
	10.0	17.3	24.3	43.6	44.1
Total (6)	$22.9	$29.5	$84.3	$75.3	$110.6

(1)	Deferred drydocking charges for 2014 include the projected recertification costs for 20 OSVs and two MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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

(6)
Total Maintenance and Other Capital Expenditures in the above table exclude $0 million and $4.3 million for the three and nine months ended September 30, 2013, from discontinued operations related to our Downstream assets that were sold on August 29, 2013.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including the effect of a slowdown or inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild and conversion programs on-time and on-budget, which involves the construction, conversion and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing, converting or might acquire; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; a sustained weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; industry risks; reductions in capital spending budgets by customers; a material reduction of Petrobras’ announced plans for or administrative barriers to exploration and production activities in Brazil; less than expected growth in Mexican offshore activities; significant and sustained declines in oil and natural gas prices; further increases in operating costs, such as mariner wage increases; the inability to accurately predict vessel utilization levels and dayrates; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions that the Company operates in; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks, including risks to our operations in the Black Sea caused by continued or increased instability in Ukraine; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, including vessel personnel for active and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will effect share repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Hornbeck Offshore Services, Inc.

Date: November 7, 2014	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer