Form 10-K
period 2014-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2015-02-25
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $1,628,299,575.
The number of outstanding shares of Common Stock as of January 31, 2015 is 35,556,990 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive 2015 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

i

 Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, including significant and sustained additional declines in oil and natural gas prices; a sustained weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions that the Company operates in; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild and conversion programs on-time and on-budget, which involves the construction, conversion and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing, converting or might acquire; the inability of the Company to complete a sale to the U.S. Navy of four vessels or the government's cancellation or non-renewal of the operations and maintenance contracts for those vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; industry risks; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; less than expected growth in Mexican offshore activities; age restrictions imposed on our vessels by PEMEX ; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, including vessel personnel for active, and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-

ii

payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will affect share repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
The Company makes references to certain industry-related terms in this Annual Report on Form 10-K. A glossary and definitions of such terms can be found in Item 9B—Other Information on page 49.

iii

PART I
ITEM 1—Business
COMPANY OVERVIEW
Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Hornbeck Offshore Services, Inc. is a leading provider of marine transportation, subsea installation and accommodation support services to exploration and production, oilfield service, offshore construction and U.S. military customers. Since our establishment, we have primarily focused on providing innovative technologically advanced marine solutions to meet the evolving needs of the deepwater and ultra-deepwater energy industry in domestic and select foreign locations. Throughout our history, we have expanded our fleet of vessels primarily through a series of new vessel construction programs, as well as through acquisitions of existing vessels. Until August 29, 2013 we operated a Downstream tug and tank barge fleet, which we sold on that date. We maintain our headquarters at 103 Northpark Boulevard, Suite 300, Covington, Louisiana, 70433; our telephone number is (985) 727-2000.
We own and operate one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and MPSVs. In late 2011, we commenced our fifth OSV newbuild program, which also includes the construction of MPSVs. Since that time we have grown our new generation fleet from 51 OSVs and four MPSVs to 63 OSVs and five MPSVs. Upon completion of the vessels currently contracted to be constructed under this newbuild program in 2016, our expected fleet will be comprised of 62 OSVs and 10 MPSVs. Together, these vessels support the deep-well, deepwater and ultra-deepwater activities of the offshore oil and gas industry. Such activities include oil and gas exploration, field development, production, construction, installation, IRM, well-stimulation and other enhanced oil recovery activities. We have also developed a specialized application of our new generation OSVs for use by the U.S. military. Our new generation OSVs and MPSVs have enhanced capabilities that allow us to more effectively support the premium drilling and installation equipment and facilities required for the offshore deep-well, deepwater and ultra-deepwater energy industry. We are among the leading operators of new generation OSVs in each of our three core markets and one of the top five operators of such equipment worldwide based on DWT. Our fleet is among the youngest in the industry, with an average vessel age of approximately seven years compared to our domestic public company OSV peer group average vessel age of 10 years. Upon completion of our current newbuild program, we believe that our fleet will have a weighted-average age, based on DWT, of seven years at the end of 2016.
While we have historically operated our vessels predominately in the U.S. GoM, we have diversified our market presence and now operate in three core geographic markets: the GoM, Mexico and Brazil. In addition to our core markets, we frequently operate in other foreign regions on a project or term charter basis. We have recently operated in the Middle East, the Mediterranean Sea, the Black Sea and the Caribbean basin, including Nicaragua, Guyana, Trinidad and Venezuela. We have further diversified by providing specialized vessel solutions to non-oilfield customers such as the United States military as well as oceanographic research and other customers that utilize sophisticated marine platforms in their operations. We also operate a shore-base support facility located in Port Fourchon, Louisiana. See "Item 2-Properties" for a listing of our shoreside support facilities. On occasion, we provide vessel management services for other vessel owners, such as crewing, daily operational management and maintenance activities. We have recently agreed to sell to the U.S. Navy four vessels that it currently charters from us and to continue operating such vessels pursuant to an operations and maintenance contract. This transaction is described further under "Recent Events".
Although all of our vessels are physically capable of operating in both domestic and international waters, approximately 85% are qualified under Section 27 of the Merchant Marine Act of 1920, as amended, or the Jones Act, to engage in the U.S. coastwise trade. All of the vessels being constructed under our fifth OSV newbuild program will qualify for Jones Act coastwise trading privileges. Foreign owned, flagged, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade in the GoM. Of the public company OSV peer group, we own the largest fleet of Jones Act-qualified, new generation OSVs, which we believe offers us a competitive advantage in the GoM. From time to time we may elect to reflag certain of our vessels to the flag of another nation. For instance, since 2009 we have reflagged six Jones Act-qualified OSVs to Mexican and other flags. Once a Jones Act-qualified vessel is reflagged, it permanently loses its right to return to the U.S. coastwise trade.

We intend to continue our efforts to maximize stockholder value through our long-term return-oriented growth strategy. We will, as opportunities arise, acquire or construct additional vessels, as well as divest certain assets that we consider to be non-core or otherwise not in-line with our long-term strategy or prevailing industry trends.
Recent Events
In February 2015, we agreed to sell four of our 250EDF class OSVs currently chartered to the U.S. Navy and to subsequently operate such vessels for the Navy under an operations and maintenance (O&M) contract, which contains an initial term and annual renewal options spanning a 10-year operating period. These arrangements are subject to final documentation. Since their construction in 2008 and 2009, these vessels have supported the U.S. Navy’s submarine fleet on the east and west coasts of the U.S. In order for the Navy to continue receiving the unique capabilities of these vessels, Congress has required their purchase from the Company, provided an agreement could be reached. The details of this transaction are currently being finalized and are expected to be completed in late-February with the O&M contract beginning immediately upon closing of each respective vessel sale. More details will be announced upon completion of the transaction.
DESCRIPTION OF OUR BUSINESS
The Deepwater Offshore Energy Industry
The modern quest to explore for and produce energy resources located offshore began in the 1940’s. While these offshore operations began in shallow waters, relatively close to shore, technological advances have permitted them to migrate to ever deeper waters and well depths. Until the late 1970's, most offshore activity was technologically and logistically restricted to that which was accessible on the continental shelf, or waters of up to about 500 feet of depth. Since that time, a number of advances have opened drilling regions in deepwater. The initial push into deeper waters was facilitated through the development of “floating” drilling units that could be positioned over a drilling site without being fixed. Petrobras pioneered these techniques in Brazil beginning in the late 1970’s as it lacked an accessible “shallow water” continental shelf. The first deepwater project in the United States Gulf of Mexico was completed in 1993 in nearly 3,000 feet of water by Shell Oil Company. The Auger facility produced a then unheard of 46,000 barrels per day from a reservoir tapped at 25,000 feet. Today, exploration and production activities have pushed into the ultra-deepwater, where wells are routinely drilled in water depths of more than 8,000 feet, the deepest having been drilled in approximately 10,000 feet of water.
In addition to the ability to operate in very deepwater, technological advances have also allowed hydrocarbon resources to be detected, drilled for and produced at extreme well depths. “Pre-salt” discoveries in Brazil are being drilled and produced in waters exceeding 5,000 feet and at well depths of more than 35,000 feet. In 2014, Chevron announced first oil from its Jack/St. Malo facility in the GoM, which is expected to produce previously undetectable lower tertiary hydrocarbons at an astounding rate of 94,000 barrels per day from deposits more than 20,000 feet below the seabed situated in 7,000 feet of water. In addition to contending with extreme deepwater and deep well depths, these projects present challenges involving high temperatures and pressures within reservoirs and the associated difficulties of safely bringing those resources to the surface and then transporting them to shoreside locations. Despite these challenges, today deepwater production accounts for approximately 80% percent of all offshore production in the United States.
Deepwater Regions
The energy industry has had success in many deepwater regions throughout the world. Deepwater drilling efforts are underway in the Mediterranean Sea, the Indian Ocean and Asia. However, the so-called “golden triangle” of deepwater activity is comprised of deposits found offshore West Africa, the Eastern coast of South America - dominated by Brazil - and the GoM.
As large international oil companies have been pushed out of participating in many regions of the world by national oil companies intent upon retaining for themselves the economic benefits of national exploitation, the deepwater GoM has grown in significance. The deepwater GoM is among the most abundant hydrocarbon regions in the world. Political stability in the United States and accessibility of deepwater lease blocks allows major oil companies to plan, execute and finance the significant long-term commitments that deepwater success requires. While the scale and complexity associated with deepwater projects is considerable, the significant size of the resource discoveries allows companies to replenish reserves on a large scale from relatively few projects. Unlike most on-shore exploration and production projects, deepwater projects require long-lead times to plan and execute, but also enjoy long production lives once online. For instance, the first exploratory wells at the Jack/St. Malo fields were drilled in 2003 and 2004 and first oil was not produced until 2014. Now online, Chevron projects that Jack/St. Malo are expected to produce an estimated 500 million oil equivalent barrels over 30 years. Consequently, short term fluctuations in oil and gas prices do not have the same impact on sanctioned deepwater projects as such fluctuations may have on other on-shore and continental shelf projects.
An emerging opportunity for the deepwater offshore energy industry is presented by recent changes in Mexico, which is opening its petroleum sector to foreign investment for the first time in recent history. In December 2013, the Mexican congress ended PEMEX's 75 year-old monopoly on drilling activities in Mexico and voted in favor of allowing the government to grant contracts and licenses for exploration and production of oil and gas to foreign firms, which previously had been prohibited under Mexico’s constitution. The Mexican congress has recently finalized reforms that would allow Round One tenders and joint ventures to be formed between PEMEX and private companies, which means contracts could be awarded as early as during the second quarter of 2015. These tenders and joint ventures will cover an estimated 20 billion barrels of oil equivalent and are expected to generate more than $40 billion in new investments over the next few years. The “Perdido Belt”, which straddles the U.S. and Mexican portions of the GoM, accounts for several deepwater and ultra-deepwater successes. The recent constitutional and legislative changes in Mexico are expected to allow technology not previously available in Mexico to be deployed there in order to exploit the Mexican deepwater GoM.
Brazil, through its state-owned national oil company, Petrobras, has been a pioneer in deepwater drilling. Today it is a dominant player in the global deepwater energy industry claiming 34% of global deepwater and ultra-deepwater production. Petrobras claims approximately 13.8 billion barrels of proven deepwater and ultra-deepwater resources, the vast majority of which are located in pre-salt formations which are the driving force behind an ambitious national plan to dramatically increase production by 2020 to 4.2 million barrels per day. Petrobras has previously announced plans to spend $220 billion in order to achieve its aggressive goals.
The Subsea Oilfield
Deepwater successes have driven further innovation around the infrastructure required to produce and transport ashore the abundant resources that have been discovered. In shallower regions, once hydrocarbons are discovered, they are typically produced by installing a fixed platform over the well site onto which are installed all of the equipment and infrastructure necessary to produce the hydrocarbons and move them ashore through pipelines. Platforms also provide a locale from which well maintenance and similar activities can be performed. The size, pressures, temperatures and water depths of deepwater hydrocarbon deposits require enormous amounts of infrastructure to develop, produce and maintain their wells. These challenges have pushed the development of technologies to allow infrastructure to be placed directly onto the seafloor, as opposed to a fixed platform. The process of building out this subsea oilfield requires the use of vessels to transport infrastructure to location, install infrastructure to subsea points and inspect, repair and maintain it all over the multi-decade life of the field. When hydrocarbons are brought to the surface, they are brought from multiple subsea locations through pipelines to a single deepwater floating production facility that often serves as a production hub for multiple fields. These production facilities take years to design, engineer, transport, install and, often, cost billions of dollars.
OSVs
OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, IRM and decommissioning activities. OSVs differ from other ships primarily due to their cargo-carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore bases and offshore rigs and production facilities. Deepwater environments require OSVs with capabilities that allow them to more effectively support drilling and related subsea construction projects that occur far from shore, in deepwater and increasingly at extreme well depths. In order to best serve these projects, we have designed our various classes of new generation vessels in a manner that seeks to maximize their liquid mud and dry bulk cement capacities, as well as their open larger areas of open deck space. Deepwater operations also require vessels having dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to floating deepwater installations. DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities. Today, deepwater drilling operations in the GoM overwhelmingly prefer a DP-2 notation and a vessel with 2,500 DWT capacity or greater. We consider these vessels to be high-spec new generation OSVs. Currently, 52 of our vessels are DP-2 and two are DP-3. All eight of the remaining vessels contracted to be constructed under our fifth OSV newbuild program are expected to be DP-2. Ultra-deepwater projects, which occur in waters of greater than 5,000 feet, are driving a need for DP-2 vessels with very large capacities. The distance of these projects from shore, together with their water and well depths dictate the use of massive volumes of bulk drilling materials and related supplies. Our fifth OSV newbuild program is comprised of OSVs that will be among the largest in the world. With DWT capacities of 5,500 DWT to 6,200 DWT, we believe these ultra high-spec vessels provide our ultra-deepwater drilling customers vessel solutions that will help them to maximize efficiencies and improve the logistical challenges prevalent in their projects.
Vessels that do not carry a DP-2 notation or have less than 2,500 DWT capacity typically operate in more shallow U.S. waters or in foreign locations in which DP-2 has not yet emerged as the dominant standard. Currently, 14 of our vessels are DP-1, comprising 11% of our fleet by DWT. The remaining 89% of our fleet is considered high-spec, including 54% of our overall fleet that are ultra high-spec.
MPSVs
MPSVs also support the deepwater activities of the energy industry. MPSVs are distinguished from OSVs in that they are significantly larger and more specialized vessels that are principally used for IRM activities, such as the subsea installation of well heads, risers, jumpers, umbilicals and other equipment placed on the seafloor. MPSVs are also utilized in connection with the setting of pipelines, the commissioning and de-commissioning of offshore facilities, the maintenance and/or repair of subsea equipment and the intervention of such wells, well testing and flow-back operations and other sophisticated deepwater operations. To perform these various functions, MPSVs are or can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems, well intervention equipment, ROVs and accommodation facilities. The typical MPSV is outfitted with one or more deepwater cranes employing active heave compensation technology, one or more ROVs and accommodations for the offshore crew, including customer personnel. MPSVs can also be outfitted as a flotel to provide accommodations to large numbers of offshore construction and technical personnel involved in large-scale offshore projects, such as the commissioning of a floating offshore production facility. When in a flotel mode, the MPSV provides living quarters for personnel, catering, laundry, medical services, recreational facilities and offices. In addition, flotels coordinate and help to provide the facilities necessary for the offshore workers being accommodated to safely move from the vessel to other offshore structures being supported. Generally, MPSVs command higher day rates than OSVs due to their significantly larger relative size and versatility, as well as higher construction and operating costs.
We have devised a new breed of MPSV that, in addition to the array of services described above, also are capable of being utilized to transport deck or bulk cargoes in capacities exceeding all other new generation OSVs. We own and operate two proprietary 370 class DP-2 new generation MPSVs with such capabilities. These MPSVs have approximately double the deadweight and three times the liquid mud barrel-capacity of one of our 265 class new generation OSVs and more than four times the liquid mud barrel-capacity of one of our 240 class new generation OSVs. Moreover, with their large tanks, these MPSVs have assisted in large volume deepwater well testing and flow-back operations as well as supporting large drilling operations in remote or harsh conditions.
Both of our 370 class MPSVs have certifications by the United States Coast Guard that permit Jones Act-qualified operations as a supply vessel, industrial/construction vessel and as a petroleum and chemical tanker under subchapters “L”, “I”, “D”, and “O”, respectively. We believe that these vessels are not only the largest supply vessels in the world, but are also the only vessels in the world to have received all four of these certifications. As part of our fifth OSV newbuild program, we are constructing five additional Jones Act-qualified 310 class MPSVs. Because these MPSVs are Jones Act-qualified, we expect that they will enable our customers to transport from shore to the installation site equipment to be installed by the MPSV. Today, due to a lack of Jones Act-qualified MPSVs, customers typically charter an OSV to carry equipment to location, which is then installed by a foreign flag MPSV. By eliminating the need for two vessels, we believe our customers will improve efficiencies and mitigate operational risks. Our Jones Act-qualified MPSVs will include a heave-compensated, knuckle-boom crane, helideck, accommodations for approximately 70 persons and will be suitable for two or more work-class ROVs. Moreover, our 310 class MPSVs will also be equipped with below deck cargo tanks, allowing them to expand their mission usefulness to include services more typically provided by OSVs.
We also recently announced plans to outfit one of our 300 class OSVs that was placed in service under our ongoing newbuild program as an additional 300 class MPSV in flotel configuration. This new U.S.-flagged, Jones Act-qualified MPSV requires an additional period of modification in the shipyard and will include a 35-ton knuckle-boom crane, a motion-compensated gangway and accommodations for 194 persons. Upon re-delivery as a domestic flotel in April 2015, this vessel will be included in our MPSV fleet counts and operating statistics. Being Jones Act-qualified will give it mission flexibility that foreign flag flotels lack in the GoM.
We also operate the HOS Iron Horse and HOS Achiever which are 430 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship-system redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These 430 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms for those specialty services described above for our 370 class MPSVs with the exception of handling liquid cargoes. The HOS Iron Horse and the HOS Achiever are not U.S.-flagged vessels, however, they can engage in certain legally permissible operations in the U.S. that do not constitute coastwise trade. In 2009 and during 2012, 2013 and 2014, the HOS Achiever was operating as a flotel. During the fourth quarter of 2013, the HOS Achiever was outfitted with additional accommodations for up to 270 personnel onboard, including the vessel's marine crew, hotel and catering staff. The increased accommodations will allow this vessel to support the commissioning of deepwater installations around the world. Because flotel services do not typically involve the transportation of passengers, foreign-flag vessels, such as our 430 class MPSVs, can provide this service in the U.S.
We believe that our reputation for safety and technologically superior vessels, combined with our size and scale relative to our public company OSV peer group, enhance our ability to compete for work awarded by large international oil and gas producers, who are among our primary customers. Approximately 85% of our total forward-contracted revenue is currently with major oil companies, national oil companies, and the U.S. government. These customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards in the GoM. As our customers’ needs and requirements become more demanding, we expect that smaller vessel operators may struggle to meet these standards.

The following table provides information, as of February 11, 2015, regarding our fleet of 63 new generation OSVs, five MPSVs and the four new generation OSVs and four MPSVs yet to be delivered under our fifth OSV newbuild program.
Our Vessels

Name(1)	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower	DP Class(2)
Active:
MPSVs
HOS Iron Horse	430	Multi-Purpose (FF)	GoM	Nov 2009	9,000	n/a	8,000	DP-3
HOS Achiever	430	Flotel (FF)	GoM	Oct 2008	8,500	n/a	8,000	DP-3
HOS Centerline	370	Multi-Purpose	Europe	Mar 2009	8,000	32,000	6,000	DP-2
HOS Strongline	370	Multi-Purpose	GoM	Mar 2010	8,000	32,000	6,000	DP-2
HOS Bayou	310	Multi-Purpose	GoM	Dec 2014	5,600	20,000	7,300	DP-2
HOS Warland	310	Multi-Purpose	TBD	4Q2015 est.(3)	6,200 est.	20,200 est.	9,000 est.	DP-2
HOS Woodland	310	Multi-Purpose	TBD	1Q2016 est.(3)	6,200 est.	20,200 est.	9,000 est.	DP-2
HOS West Haven	310	Multi-Purpose	TBD	2Q2016 est.(3)	6,200 est	20,200 est.	9,000 est.	DP-2
HOS Wild Horse	310	Multi-Purpose	TBD	3Q2016 est.(3)	6,200 est.	20,200 est.	9,000 est.	DP-2
HOS Riverbend(4)	300	Flotel	GoM	Feb 2014	5,500	21,100	6,700	DP-2
OSVs
300 class (Over 5,000 DWT)
HOS Commander	320	Supply	GoM	Nov 2013	6,100	21,000	6,100	DP-2
HOS Carolina	320	Supply	GoM	Feb 2014	6,100	21,000	6,100	DP-2
HOS Claymore	320	Supply	GoM	Mar 2014	6,100	21,000	6,100	DP-2
HOS Captain	320	Supply	GoM	Jul 2014	6,100	21,000	6,100	DP-2
HOS Clearview	320	Supply	GoM	Aug 2014	6,100	21,000	6,100	DP-2
HOS Crockett	320	Supply	GoM	Dec 2014	6,100	21,000	6,100	DP-2
HOS Caledonia	320	Supply	GoM	Jan 2015	6,100	21,000	6,100	DP-2
HOS Crestview	320	Supply	GoM	Feb 2015	6,100	21,000	6,100	DP-2
HOS Cedar Ridge	320	Supply	TBD	2Q2015 est.(3)	6,100 est.	21,000 est.	6,100 est.	DP-2
HOS Carousel	320	Supply	TBD	1Q2015 est.(3)	6,100 est.	21,000 est.	6,100 est.	DP-2
HOS Black Foot	310	Supply	GoM	Jul 2014	6,200	21,500	7,300	DP-2
HOS Black Rock	310	Supply	GoM	Aug 2014	6,200	21,500	7,300	DP-2
HOS Black Watch	310	Supply	GoM	Oct 2014	6,200	21,500	7,300	DP-2
HOS Brass Ring	310	Supply	TBD	2Q2015 est.(3)	6,200 est.	21,500 est.	7,300 est.	DP-2
HOS Briarwood	310	Supply	TBD	3Q2015 est.(3)	6,200 est.	21,500 est.	7,300 est.	DP-2
HOS Red Dawn	300	Supply	GoM	Jun 2013	5,500	21,000	6,700	DP-2
HOS Red Rock	300	Supply	GoM	Oct 2013	5,500	21,000	6,700	DP-2
HOS Renaissance	300	Supply	GoM	Nov 2013	5,500	21,000	6,700	DP-2
HOS Coral	290	Supply	GoM	Mar 2009	5,600	15,200	6,100	DP-2
280 class (3,500 to 5,000 DWT)
HOS Ridgewind	265	Supply	GoM	Nov 2001	3,756	10,700	6,700	DP-2
HOS Brimstone	265	Supply	GoM	Jun 2002	3,756	10,400	6,700	DP-2
HOS Stormridge	265	Supply	GoM	Aug 2002	3,756	10,400	6,700	DP-2
HOS Sandstorm	265	Supply	GoM	Oct 2002	3,756	10,400	6,700	DP-2
240 class (2,500 to 3,500 DWT)
HOS Saylor	240	Well Stimulation (FF)	Mexico	Oct 1999	3,322	n/a	8,000	DP-1
HOS Navegante	240	Supply (FF)	Mexico	Jan 2000	3,322	6,000	7,845	DP-2
HOS Resolution	250 EDF	Supply	Brazil	Oct 2008	2,950	8,300	6,000	DP-2
HOS Mystique	250 EDF	ROV Support	GoM	Jan 2009	2,950	8,300	6,000	DP-2
HOS Pinnacle	250 EDF	Supply	Brazil	Feb 2010	2,950	8,300	6,000	DP-2
HOS Windancer	250 EDF	Supply	Brazil	May 2010	2,950	8,300	6,000	DP-2
HOS Wildwing	250 EDF	Supply	Brazil	Sept 2010	2,950	8,300	6,000	DP-2
HOS Black Powder	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
HOS Westwind	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
HOS Eagleview	250 EDF	Military	Other U.S.	Oct 2009	2,900	8,300	6,000	DP-2
HOS Arrowhead	250 EDF	Military	Other U.S.	Jan 2010	2,900	8,300	6,000	DP-2
HOS Bluewater	240 ED	Supply	GoM	Mar 2003	2,850	8,300	4,000	DP-2
HOS Gemstone	240 ED	Supply	GoM	Jun 2003	2,850	8,300	4,000	DP-2
HOS Greystone	240 ED	Supply	GoM	Sep 2003	2,850	8,300	4,000	DP-2
HOS Silverstar	240 ED	Supply	GoM	Jan 2004	2,850	8,300	4,000	DP-2
HOS Polestar	240 ED	Supply	GoM	May 2008	2,850	8,300	4,000	DP-2
HOS Shooting Star	240 ED	Supply	GoM	Jul 2008	2,850	8,300	4,000	DP-2
HOS North Star	240 ED	Supply	GoM	Nov 2008	2,850	8,300	4,000	DP-2
HOS Lode Star	240 ED	Supply	Mexico	Feb 2009	2,850	8,300	4,000	DP-2
HOS Silver Arrow	240 ED	Military	Other U.S.	Oct 2009	2,850	8,300	4,000	DP-2
HOS Sweet Water	240 ED	Supply	GoM	Dec 2009	2,850	8,300	4,000	DP-2

Name(1)	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower	DP Class(2)
HOS Beignet	S240 E	Supply	GoM	May 2013(5)	2,800	8,000	4,000	DP-2
HOS Boudin	S240 E	Supply	GoM	May 2013(5)	2,700	8,000	4,000	DP-2
HOS Bourre'	S240 E	Supply	Mexico	Sep 2013(5)	2,800	8,000	4,000	DP-2
HOS Coquille	S240 E	Supply	Mexico	Sep 2013(5)	2,700	8,000	4,000	DP-2
HOS Cayenne	S240 E	Supply	GoM	Nov 2013(5)	2,800	8,000	4,000	DP-2
HOS Chicory	S240 E	Supply	Mexico	Nov 2013(5)	2,700	8,000	4,000	DP-2
200 class (1,500 to 2,500 DWT)
HOS Innovator	240 E	Supply	Mexico	Apr 2001	2,380	5,500	4,500	DP-2
HOS Dominator	240 E	Military	Other U.S.	Feb 2002	2,380	6,400	4,500	DP-2
HOS Deepwater	240	Supply (FF)	Mexico	Nov 1999	2,250	6,300	4,500	DP-1
HOS Cornerstone	240	Supply	GoM	Mar 2000	2,250	6,300	4,500	DP-2
HOS Beaufort	200	Supply	GoM	Mar 1999	2,250	4,100	4,200	DP-1
HOS Hawke	200	Well Stimulation (FF)	Mexico	Jul 1999	2,250	4,100	4,200	DP-1
HOS Douglas	200	Supply	GoM	Apr 2000	2,250	4,100	4,200	DP-1
HOS Nome	200	Supply	GoM	Aug 2000	2,250	4,100	4,200	DP-1
HOS Crossfire	200	Supply (FF)	Mexico	Nov 1998	1,750	3,600	4,000	DP-1
HOS Super H	200	Supply	GoM	Jan 1999	1,750	3,600	4,000	DP-1
HOS Brigadoon	200	Supply (FF)	Mexico	Mar 1999	1,750	3,600	4,000	DP-1
HOS Thunderfoot	200	Supply (FF)	Mexico	May 1999	1,750	3,600	4,000	DP-1
HOS Dakota	200	Supply (FF)	Mexico	Jun 1999	1,750	3,600	4,000	DP-1
HOS Explorer	220	Supply	GoM	Feb 1999	1,607	3,100	3,900	DP-1
HOS Voyager	220	Supply	GoM	May 1998	1,607	3,100	3,900	DP-1
HOS Pioneer	220	Supply	GoM	Jun 2000	1,607	3,100	4,200	DP-1

FF—foreign-flagged
TBD—to be determined

(1)	Excludes one conventional OSV acquired with the Sea Mar Fleet in August 2007. This vessel, the Cape Breton, is considered a non-core asset and is currently inactive and marketed for sale.

(2)	“DP-1,” “DP-2” and “DP-3” mean various classifications, or equivalent, of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading.

(3)	These vessels are currently being constructed under our fifth OSV newbuild construction program with anticipated in-service dates ranging during 2015 and 2016.

(4)	The HOS Riverbend is currently being converted into a 300 class MPSV flotel vessel. Upon re-delivery in the second quarter of 2015, this vessel will be included in the Company’s MPSV fleet.

(5)
These six vessels were converted into 240 class DP-2 OSVs as part of our 200 class OSV retrofit program. These six vessels were originally constructed and placed in service in their prior 200 class DP-1 configuration in 1999 or 2000 and were acquired by us in August 2007.

We own long-term lease rights to two adjacent shore-base facilities located in Port Fourchon, Louisiana, named HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs, production facilities and other offshore installations and sites. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow rigs in the GoM. The HOS Port facility has four years remaining on its current leases and three additional five-year renewal options on each parcel. The combined acreage of HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our long-term outlook for the deepwater GoM.
Principal Markets
OSVs and MPSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity, such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America, and the Middle East. Our core geographic markets are the GoM, Mexico and Brazil. In these markets we provide services to several major integrated oil companies as well as mid-size and large independent oil companies with deepwater and ultra-deepwater activities and to national oil companies such as PEMEX and Petrobras. We also occasionally operate in select international markets, which have included West Africa, Latin America, the Mediterranean Sea, the Black Sea and the Caribbean basin. We are often subcontracted by other oilfield service companies, both in the GoM and internationally, to provide a new generation fleet that enables them to render offshore oilfield services, such as well stimulation or other enhanced oil recovery activities, diving and ROV operations, construction, installation, maintenance, repair and decommissioning services. We also provide a specialized application of our new generation OSVs for use by the United States military.
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
Offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 81 floating rigs under construction or on order on February 11, 2015 and, as of that date, there were options outstanding to build 34 additional floating rigs. In addition, on that date, there were 129 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 60 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required is dependent on many factors, including the type of activity being undertaken and the location of the rig. For example, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.
Our charters are the product of either direct negotiation or a competitive proposal process, which evaluates vessel capability, availability and price. Our primary method of chartering in the GoM is through direct vessel negotiations with our customers on either a long-term or spot basis. In the international market, we sometimes charter through local entities in order to comply with cabotage or other local requirements. Some charters are solicited by customers through international vessel brokerage firms, which earn a commission that is customarily paid by the vessel owner. Our U.S. Navy charters are the product of a competitive procurement process conducted by the Military Sealift Command as well as sole source selections based upon certain capabilities that are unique to the Company. All of our charters, whether long-term or spot, are priced on a dayrate basis, whereby for each day that the vessel is under contract to the customer, we earn a fixed amount of charter-hire for making the vessel available for the customer’s use. Many long-term contracts and all government, including national oil company, charters contain early termination options in favor of the customer; however, some have fees designed to discourage early termination. Long-term charters sometimes contain provisions that permit us to increase our dayrates in order to be compensated for certain increased operational expenses or regulatory changes.
Competition
The offshore support vessel industry is highly competitive. Competition primarily involves such factors as:

•	quality, capability and age of vessels;

•	quality, capability and nationality of the crew members;

•	ability to meet the customer’s schedule;

•	safety record, reputation, experience and;

•	price.
Our high-spec OSVs are predominately U.S.-flagged vessels, which qualify them under the Jones Act to engage in domestic coastwise trade. The Jones Act restricts the ability of vessels that are foreign-built, foreign-owned, foreign-crewed or foreign-flagged from engaging in coastwise trade in the United States including its territories, like Puerto Rico. The transportation services typically provided by OSVs constitute coastwise trade as defined by the Jones Act. Consequently, competition for our services in the GoM is largely restricted to other U.S. vessel owners and operators, both publicly and privately held. We believe that we operate the second largest fleet by DWT of new generation Jones Act-qualified OSVs in the United States. See "Item 1A-Risk Factors" for a more detailed discussion of the Jones Act. Internationally, our OSVs compete against other U.S. owners, as well as foreign owners and operators of OSVs. Some of our international competitors may benefit from a lower cost basis in their vessels, which are usually not constructed in U.S. shipyards, as well as from lower crewing costs and favorable tax regimes. While foreign vessel owners cannot engage in U.S. coastwise trade, some cabotage laws in other parts of the world permit temporary waivers for foreign vessels if domestic vessels are unavailable. We and other U.S. and foreign vessel owners have been able to obtain such waivers in the foreign jurisdictions in which we operate.
Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Consequently, our MPSVs face, and the HOSMAX MPSVs to be constructed under our fifth OSV newbuild program will face, competition from both foreign-flagged vessels and U.S.-flagged vessels for non-coastwise trade activities. However, because our MPSVs will be Jones Act-qualified, we believe our customers will achieve greater efficiency as our MPSVs will eliminate the need for customers to separately charter a Jones Act-qualified vessel to transport project cargo from a U.S. point to an installation site. In addition, our U.S.-flagged MPSVs will compete for projects with other international MPSVs as well as participate in the GoM and international OSV markets as large-capacity carriers of drilling fluids, petroleum products and deck cargos in support of deep-well exploration, development and production operations. Competition in the MPSV industry is significantly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project. While operating in the GoM, our foreign-flagged DP-3 MPSVs are required to utilize U.S. crews while foreign-owned vessels are not. U.S. crews are often more expensive than foreign crews. Also, foreign MPSV owners may have more favorable tax regimes than ours. Consequently, prices for foreign-owned MPSVs in the GoM are often lower than prices we can charge. Finally, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. However, we have, for some time, observed a clear preference by our customers for a “one-stop” Jones Act solution, which would provide improved efficiencies, derived from a single U.S.-flagged vessel as well as greater regulatory certainty as compliance questions continue to arise from the use of foreign-flagged vessels in the subsea GoM. In the post-Macondo GoM, we see this Jones Act preference as a long-term trend, not only for construction vessels but for vessels of all types working offshore.
We continue to observe intense scrutiny by our customers on the safety and environmental management systems of vessel operators. As a consequence, we believe that deepwater customers are increasingly biased towards companies that have demonstrated a financial and operational commitment and capacity to employ such systems. We believe this trend will, over time, make it difficult for small enterprises to compete effectively in the deepwater OSV and MPSV markets. Additionally, we have observed less willingness by operators to utilize DP-1 vessels in deepwater operations in the GoM. This trend will likely result in the retirement of non-DP vessels and a migration of DP-1 vessels to non-deepwater regions, such as the shelf, and certain international regions. In 2014, Pemex announced its intention to use only vessels that are less than 15 years old. A recent tender included this age requirement, we and other market participants in Mexico have challenged this restriction.
Although some of our principal competitors are larger, have greater financial resources and have more extensive international operations than we do, we believe that our financial strength, operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate or intend to operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our high-spec new generation OSVs range from less than one year to 16 years with weighted-average age, based on DWT, of less than six years. In fact, over one-third of our active new generation OSVs have been placed in-service since January 1, 2008. The average age of the industry’s conventional U.S.-flagged OSV fleet is approximately 35 years. We believe that most of these older vessels are cold-stacked and many of them have been or will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in-service, greater customer interest in deep-well, deepwater and ultra-deepwater drilling activity. Upon completion of our fifth OSV newbuild program, we expect to own a fleet of 72 Upstream vessels of which 81% will be DP-2 or DP-3 with a weighted-average age, based on DWT, of seven years in 2016.
Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business. In crewing our vessels, we require skilled employees who can perform physically demanding work.

Discontinued Operations

Historically, we had operated our business in two segments, an Upstream segment and a Downstream segment. Through our Downstream segment, we previously operated nine double-hulled tank barges and nine ocean-going tugs and provided marine transportation, distribution and logistics services primarily in the northeastern United States, GoM, Great Lakes and Puerto Rico. On August 29, 2013, we closed the sale of substantially all of the assets and business of our Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately $227.5 million, after deal costs. The net proceeds of this asset sale have been reinvested in the construction of vessels under our fifth OSV newbuild program. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets, all of which were later sold to different buyers on various dates in 2014 at nominal gains. The historical results for the Downstream segment and the gain on the sale of the segment have been presented as discontinued operations for all periods in the accompanying condensed consolidated financial statements.
CUSTOMER DEPENDENCY
Our customers are generally limited to large, independent, integrated or nationally-owned energy companies. These firms are relatively few in number. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2014, Royal Dutch Shell plc (including worldwide affiliates) accounted for 10% or more of our consolidated revenues. For a discussion of significant customers in prior periods, see Note 12 to our consolidated financial statements.
GOVERNMENT REGULATION
Environmental Laws and Regulations
Our operations are subject to a variety of federal, state, local and international laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs including natural resource damages associated with releases of oil or hazardous materials into the environment, such laws and regulations may expose us to liability for the conditions caused by others or even acts of ours that were in compliance with all applicable laws and regulations at the time such acts were performed. Failure to comply with applicable laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Moreover, it is possible that future changes in the environmental laws, regulations or enforcement policies that impose additional or more restrictive requirements or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us and could have a material adverse effect on our financial condition, results of operations or cash flows. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.
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
The United States Coast Guard published its final Ballast Rule on March 23, 2012, which became effective on June 21, 2012, and the United States EPA renewed the Vessel General Permit under the National Pollutant Discharge Elimination System on December 19, 2013. These regulations require all our existing vessels to meet certain standards pertaining to ballast water discharges, on or before certain dates between January 2014 and January 2016.  An exemption to certain compliance requirements is provided for vessels that operate within an isolated geographic region, as determined by the United States Coast Guard.  Most of our vessels operating in the GoM are exempt from the ballast water treatment requirements. However, for vessels that do not so operate, ballast water treatment equipment may be required to be utilized on the vessel.  The cost of compliance with this higher standard is expected to be approximately $250,000 per vessel that may be fitted with a system.
The EPA also imposed emissions regulations affecting vessels that operate in the United States. These regulations impose standards that may require modifications to our vessels at a cost that we have as yet been unable to estimate. Moreover, the EPA’s decision to regulate “greenhouse gases” as a pollutant may result in further regulations and compliance costs.
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
EMPLOYEES
On December 31, 2014, we had 1,641 employees, including 1,326 operating personnel and 315 corporate, administrative and management personnel. Excluded from these personnel totals are 235 third-country nationals that we contracted to serve on our vessels as of December 31, 2014. These non-U.S. mariners are typically provided by international crewing agencies. With the exception of our employees in Brazil and Mexico, none of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.
GEOGRAPHIC AREAS
The table below presents revenues by geographic region for the past three fiscal years (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$490,314	$415,898	$301,430
International	144,479	132,247	161,879
	$634,793	$548,145	$463,309
The table below presents net property, plant and equipment by geographic region for the past three fiscal years (in thousands):

	December 31,
	2014	2013	2012
United States	$2,052,145	$1,913,293	$1,250,305
International	407,341	212,081	393,318
	$2,459,486	$2,125,374	$1,643,623
Foreign Operations
Operating in foreign markets present many political, social and economic challenges. Although we take measures to mitigate these risks, they cannot be completely eliminated. See "Item—1A Risk Factors" for a further discussion of the risks of operating in foreign markets.
SEASONALITY
Demand for our offshore support services is directly affected by the levels of offshore drilling and production activity. Budgets of many of our customers are based upon a calendar year, and demand for our services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by our customers and weather conditions are more favorable for offshore activities. Many other factors, such as the expiration of drilling leases and the supply of and demand for oil and natural gas, may affect this general trend in any particular year. In addition, we typically have an increase in demand for our vessels to survey and repair offshore infrastructure immediately following major hurricanes or other named storms in the GoM.
WEBSITE AND OTHER ACCESS TO COMPANY REPORTS AND OTHER MATERIALS
Our website address is http://www.hornbeckoffshore.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other documents that we file with, or furnish to, the Commission pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors—IR Home.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, Commission filings and public conference calls and webcasts. Periodically, we also update our investor presentations which can be viewed on our website. You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our Corporate Governance Guidelines, Code of Conduct (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Code of Business Conduct and Ethics for Members of the Board of Directors, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance”. We intend to disclose any changes to or waivers from the Code of Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8- K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services, Inc., Attn: General Counsel, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

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
As a result of the recent declines in oil prices that began in late 2014 and have continued into 2015, our clients will likely reduce spending on exploration and production projects, resulting in a decrease in demand for our services.
Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and production services activities. Reduced demand for oil and natural gas or periods of surplus oil and natural gas generally result in lower prices for these commodities and often impact the economics of planned drilling projects and ongoing production projects, resulting in the curtailment, reduction, delay or postponement of such projects for an indeterminate period of time. When drilling and production activity and spending declines, both vessel dayrates and utilization for our vessels historically decline as well.
In recent months, beginning in October 2014, oil prices worldwide have dropped significantly. If the current depressed oil and natural gas prices persist for a prolonged period, or decline further, oil and gas exploration and production companies are likely to cancel or curtail their drilling programs and lower production spending on existing wells even more than they have already, thereby further reducing demand for our services.
Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect us by negatively impacting:
•our revenues, cash flows and profitability;
•the fair market value of our vessels;
•our ability to maintain or increase our borrowing capacity;

•	our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital;
•the collectability of our receivables; and

•	our ability to retain skilled personnel whom we would need in the event of an upturn in the demand for our services.
If any of the foregoing were to occur, it could have a material adverse effect on our business and financial results.
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
In November 2011, we commenced and later expanded our fifth OSV newbuild program. We have contracted with three domestic shipyards on the Gulf Coast to construct a total of 19 new generation, high-spec OSVs, 14 of which have already been delivered, and six MPSVs, one of which has been delivered. We routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our vessel newbuild program and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, including costs of steel, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays under our fifth OSV newbuild program could have a material adverse effect on anticipated contract commitments or anticipated revenues. Further, significant delays with respect to other possible newbuild programs or the conversion or drydockings of vessels could result in similar adverse effects to our anticipated contract commitments or revenues. Significant cost overruns or delays for vessels under construction not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations.
Additional reductions in Petrobras' announced plans for exploration and production activities offshore
Brazil could have a material adverse effect on the market for high-spec OSVs.

Petrobras accounts for a substantial portion of global deepwater drilling activity and has publicly announced plans to reduce its investment in exploration and production activities by roughly $10 billion. This reduction and any decision by Petrobras to further reduce the scope or pace of its announced exploration and production plans offshore Brazil could negatively impact the worldwide market for high-spec OSVs and could have a material adverse effect on our financial condition and results of operations.
The level of offshore oil and gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control
Changes in, among others, the following factors can negatively impact our performance:

•	worldwide demand for oil and natural gas;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	changes in capital spending budgets by our customers;

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production;

•	local and international political and economic conditions and policies;

•	unavailability of drilling rigs in our core markets of the GoM, Mexico and Brazil;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	successful exploration for, and production and transportation of, oil and natural gas from onshore sources;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	technological advances affecting energy production and consumption;

•	weather conditions; and

•	environmental and other regulation affecting our customers and their other service providers.
Since late 2014 we have observed a significant decline in oil prices, which has caused oil companies to announce and implement significant reductions in their capital spending programs, upon which much of our business activities depend. A prolonged reduction in oil prices could have a significant adverse and long-term impact on the Company’s financial condition and results of operations.

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
Under our fifth OSV newbuild program, we are spending approximately $1,265 million, excluding capitalized construction period interest, for the construction of vessels currently under contract, of which $1,032.4 million has been paid as of December 31, 2014. The amounts required to fund our fifth OSV newbuild program represent a substantial capital commitment. We expect the remaining obligations relating to this newbuild program to be paid, over time through 2016, based on construction milestones. Our 2019 convertible senior notes, our 2020 senior notes, and our 2021 senior notes, which collectively have a face value of $1,125 million, mature in September 2019, April 2020, and March 2021, respectively. In addition, upon the occurrence of certain change of control events, as defined in the indentures governing the 2020 senior notes and the 2021 senior notes, holders of such notes would have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest. Further, upon certain fundamental changes as defined in the indenture governing the 2019 convertible senior notes, holders of such notes would have the right to require us to repurchase such notes at 100% of their principal amount, plus any accrued and unpaid interest. To the extent that our cash on hand and cash flow from operations are not sufficient to meet these obligations, we plan to borrow on our currently undrawn credit facility, sell non-core assets and arrange for additional financing. Nevertheless, there can be no assurance that we will be able to sell our non-core assets or arrange for additional financing on acceptable terms. Failure to meet our obligations related to our fifth OSV newbuild program, our 2019 convertible senior notes, our 2020 senior notes, and our 2021 senior notes may result in the acceleration of our other indebtedness and result in a material adverse effect on our financial condition and results of operations.
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
Some of the long-term contracts for our vessels and all contracts with governmental entities and national oil companies contain early termination options in favor of the customer; however, some have early termination remedies or other provisions designed to discourage the customers from exercising such options. We cannot assure that our customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with us. Until replacement of such business with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business on economically equivalent terms. In addition, during the current and prior downturns, we have experienced customers requesting contractual concessions even though contrary to existing contractual terms. While not legally required to give concessions, commercial considerations may dictate that we do so, given the relatively few deepwater customers operating in the GoM.
Our contracts with the United States Government could be impacted by budget cuts.
Our government contracts depend upon annual funding commitments authorized by Congress. In a period of government budget cuts or other political events, our contracts might not be re-authorized, resulting in a decline in our anticipated revenues.
We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.
Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board, the EPA and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the Coast Guard and Customs Service are authorized to inspect vessels at will. Our operations are also subject to international conventions, federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, and/or operational changes. While we endeavor to comply with all applicable laws, circumstances might exist where we might not come into complete compliance with applicable laws and regulations which could result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in applicable conventions or laws, regulations or standards that would impose additional requirements or restrictions on our or our oil and gas exploration and production customers’ operations could adversely affect our financial condition and results of operations. It is possible that laws and regulations may become even more stringent, which could also adversely affect our financial condition and results of operations.
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
Finally, we are subject to the Merchant Marine Act of 1920, commonly referred to as the Jones Act, which requires that vessels engaged in coastwise trade to carry cargo between U.S. ports be documented under the laws of the United States and be controlled by U.S. citizens. A corporation is not considered a U.S. citizen unless, among other things, at least 75% of the ownership of voting interests with respect to its equity securities are held by U.S. citizens. We endeavor to ensure that we would be determined to be a U.S. citizen as defined under these laws by including in our certificate of incorporation certain restrictions on the ownership of our capital stock by non-U.S. citizens and establishing certain mechanisms to maintain compliance with these laws. If we are determined at any time not to be in compliance with these citizenship requirements, our vessels might become ineligible to engage in the coastwise trade in U.S. domestic waters, and our business and operating results would be adversely affected.
The Jones Act’s provisions restricting coastwise trade to vessels controlled by U.S. citizens have been circumvented in recent years by foreign interests that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for coastwise trade. Legal challenges against such actions are difficult, costly to pursue and are of uncertain outcome. In addition, the Jones Act is often criticized and there are efforts underway by affected interest groups to seek its repeal. For instance, Senator John McCain recently introduced legislation, that was subsequently withdrawn, seeking to repeal the Jones Act. To the extent such efforts are successful and foreign competition is permitted, such competition could have a material adverse effect on domestic companies in the offshore service vessel industry and on our financial condition and results of operations. In addition, in the interest of national defense, the Secretary of Homeland Security is authorized to suspend the coastwise trading restrictions imposed by the Jones Act on vessels not controlled by U.S. citizens. Such waivers are granted from time-to-time.
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
The occurrence of any of these events may result in damage to or loss of our vessels or other property, injury or death of people or contamination of the environment. If any of these events were to occur, we could be exposed to liability for resulting damages and possible penalties that, pursuant to typical marine indemnity policies, we must pay and then seek reimbursement from our insurer. Affected vessels may also be removed from service and thus be unavailable for income-generating activity. While we believe our insurance coverage is adequate and insures us against risks that are customary in the industry, we may be unable to renew such coverage in the future at commercially reasonable rates.

Moreover, existing or future coverage may not be sufficient to cover claims that may arise and we do not maintain insurance for loss of income resulting from a marine casualty.
Our operations in international markets and shipyard activities in foreign shipyards subjects us to risks inherent in conducting business internationally.
We derive a portion of our revenues from foreign sources. In addition, certain of our shipyard repair and procurement activities are being conducted with foreign vendors. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel seizure or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, kidnapping of or assault on personnel, piracy, adverse tax consequences, difficulties and costs of staffing international operations and language and cultural differences. We do not hedge against foreign currency risk. While we endeavor to contract in U.S. Dollars when operating internationally, some contracts may be denominated in a foreign currency, which would result in a foreign currency exposure risk. All of these risks are beyond our control and difficult to insure against. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.
We may lose the right to operate in some international markets in which we have a presence.
In certain foreign markets in which we operate, most notably Mexico and Brazil, we depend upon governmental waivers of cabotage laws. These waivers could be revoked or made more burdensome, which could result in our inability to continue our operations or materially increase the costs of operating in such foreign locations. In addition, our foreign customers are often large state-owned oil companies that have monopolies or near monopolies in their home countries. These companies sometimes impose contractual requirements or restrictions that cannot be negotiated away and that can impose sigificant operating risks upon us. We have attempted to challenge these contractual actions in foreign markets, which entails significant risks.
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
Our business has high fixed costs. Downtime or low productivity due to reduced demand, as is currently being experienced, from weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.
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
Future changes in legislation, policy, restrictions or regulations for drilling in the United States that cause delays or deter new drilling could have a material adverse effect on our financial position, results of operations and cash flows.
In response to the April 20, 2010, Deepwater Horizon incident, the regulatory agencies with jurisdiction over oil and gas exploration, including the DOI, imposed temporary moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits that had previously been approved, and by adopting numerous new regulations and new interpretations of existing regulations regarding offshore operations that are applicable to our customers and with which their new applications for exploration plans and drilling permits must prove compliant. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the GoM. These additional compliance costs could materially adversely impact our business, financial position or results of operations.
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
The conversion of the 2019 convertible senior notes or exercise of some or all of the warrants we issued in the warrant transactions may dilute the ownership interests of existing stockholders. Although the convertible note hedge transactions are expected to reduce potential dilution upon conversion of our convertible notes, the warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated exercise of the warrants for shares of our common stock could depress the price of our common stock. Current accounting standards require us to use the treasury method for determining potential dilution in our diluted earnings per share computation since it is our intention to settle the principal amount of the notes in cash. However, if due to changes in facts and circumstances beyond our control such intention were to change, or it becomes probable that we will be unable to settle the principal in cash, we could be required to change our methodology for determining fully diluted earnings per share to the if-converted method. The if-converted method would result in a substantial dilutive effect on diluted earnings per share compared to the treasury method.
Our stock price has been volatile, declining precipitously from time to time during the period from 2008 through the present, and it could decline again.
The securities markets in general and our common stock in particular have experienced significant price and volume volatility in recent years. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations or business prospects or those of companies in our industry. In addition to the other risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;

•	factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as depressed prices for oil or natural gas;

•	disasters such as the Deepwater Horizon incident in the Gulf of Mexico in 2010;

•	the operating and securities price performance of companies that investors or analysts consider comparable to us;

•	actions by rating agencies related to the our our 2019 convertible senior notes, our 2020 senior notes, or our 2021 senior notes;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

ITEM 1B—Unresolved Staff Comments
None.
ITEM 2—Properties
Our principal executive offices are in Covington, Louisiana, where we lease approximately 65,000 square feet of office space under a lease with an initial term expiring in September 2025 and three additional five-year renewal periods. Our primary domestic operating office is located in Port Fourchon, Louisiana. We also maintain four international offices from which we operate our fleet of vessels in Mexico and Brazil, as set forth below. For more information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included within this report. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future. Our principal properties as of December 31, 2014 are as follows:

Location	Description	Area Using Property	Owned/Leased
Covington, Louisiana, USA	Corporate Headquarters	Corporate	Leased
Hammond, Louisiana, USA	Warehouse	GoM	Owned
Port Fourchon, Louisiana, USA	Dock, Office, Warehouse, Yard	GoM	Leased
Paraiso, Tabasco, Mexico	Office	Mexico	Leased
Ciudad Del Carmen, Campeche, Mexico	Office	Mexico	Leased
Barra da Tijuca, Rio de Janeiro, Brazil	Office	Brazil	Leased
Macae, Rio de Janeiro, Brazil	Office	Brazil	Leased
Houston, Texas, USA	Office	GoM	Leased
In addition to the foregoing, our revenues are principally derived from our vessels described in "Item 1—Business" of this Annual Report on Form 10-K.
Item 3—Legal Proceedings
The Company has made presentment of a claim to BP in the class action lawsuit arising from the Deepwater Horizon tragedy. Doing so has allowed the Company to preserve claims against BP under OPA 90 assuming the Company has claims that are compensable under the court-approved settlement reached between BP and class action plaintiffs.
In 2013, the Company voluntarily reported to federal and state authorities two incidents involving the improper discharge of limited amounts of water containing oil residues into the environment and in 2014 it voluntarily reported the discharge of sewage from a vessel. Since its reports, the Company has been advised with respect to the sewage discharge that a federal investigation has been closed. The Company has not been contacted or otherwise informed of the initiation of legal proceedings regarding the 2013 incidents. A further discussion of current legal proceedings is set forth in Note 10 to our consolidated financial statements.
Item 4—Mine Safety Disclosures
None.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices for our common stock as reported by the NYSE during 2014 and 2013.

	2014		2013
	High	Low	High	Low
First Quarter	$49.04	$38.17	$46.75	$34.82
Second Quarter	$47.08	$37.44	$56.13	$39.25
Third Quarter	$47.45	$32.46	$59.40	$52.62
Fourth Quarter	$33.54	$19.16	$59.93	$47.02
On January 31, 2015, we had 26 holders of record of our common stock.
We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. In October 2014, our Board of Directors approved the buyback of up to $150 million of our common stock. We presently intend to retain all additional cash that our business generates to meet our working capital requirements, retire debt, buy our common stock and fund future growth. Any future payment of cash dividends or stock repurchases will depend upon the financial condition, capital requirements, plans to reduce our long-term debt and earnings of our Company, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 2020 senior notes, our 2021 senior notes and the agreement governing our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See "Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to our consolidated financial statements for further discussion.
See "Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.
Repurchase of Common Stock
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock using different methods including, but not limited to, open-market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The timing and amount of the repurchases depends on several factors, such as market conditions, applicable legal requirements, available liquidity, the discretion of management and other appropriate factors. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. As of December 31, 2014, we had repurchased and retired 891,396 shares at an average price of $28.05 per share. The repurchased shares cost a total of $25 million and represent roughly 2.5% of our total shares outstanding prior to the commencement of the program. As of February 11, 2015, no additional shares had been repurchased.

The following table provides information with respect to purchases of common stock under the repurchase program during the fourth quarter of the year ended December 31, 2014 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2014 - October 31, 2014	—	$—	—	$150,000
November 1, 2014 - November 30, 2014	618	$28.92	618	$132,117
December 1, 2014 - December 31, 2014	273	$26.06	891	$125,000

Item 6—Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except operating and per share data)
Our selected historical consolidated financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, was derived from our audited historical consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. On August 29, 2013, we closed the sale of substantially all of the assets and business of our Downstream segment's tug and tank barge fleet to Genesis Marine, LLC. The historical results for the Downstream segment and the gain on the sale of that segment have been presented as discontinued operations for all periods in the Selected Historical Consolidated Financial Information presented herein. See Note 13 of the Consolidated Financial Statements for more information.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$634,793	$548,145	$463,309	$330,836	$374,527
Operating expenses	296,500	239,239	226,462	177,868	166,349
Depreciation and amortization	115,450	85,962	73,675	67,910	64,685
General and administrative expenses	54,245	53,428	45,178	32,327	34,295
Gain (loss) on sale of assets	822	1,587	(350)	980	986
Operating income	169,420	171,103	117,644	53,711	110,184
Loss on early extinguishment of debt	—	(25,776)	(6,048)	—	—
Interest income	1,086	2,515	2,167	829	528
Interest expense	30,733	47,352	57,869	59,649	55,183
Other income (expenses)(1)	501	(92)	185	231	104
Income (loss) before income taxes	140,274	100,398	56,079	(4,878)	55,633
Income tax expense (benefit)	52,367	36,320	21,384	(1,358)	20,655
Income (loss) from continuing operations	87,907	64,078	34,695	(3,520)	34,978
Income from discontinued operations, net of tax	618	47,315	2,322	959	1,438
Net income (loss)	88,525	111,393	37,017	(2,561)	36,416
Per Share Data:
Basic earnings (loss) per common share from continuing operations	$2.43	$1.79	$0.98	$(0.12)	$1.33
Basic earnings per common share from discontinued operations	0.02	1.31	0.07	0.03	0.05
Basic earnings (loss) per common share	$2.45	$3.10	$1.05	$(0.09)	$1.38
Diluted earnings (loss) per common share from continuing operations	$2.40	$1.76	$0.97	$(0.12)	$1.29
Diluted earnings per common share from discontinued operations	0.01	1.29	0.06	0.03	0.05
Diluted earnings (loss) per common share	$2.41	$3.05	$1.03	$(0.09)	$1.34
Weighted average basic shares outstanding	36,172	35,895	35,311	27,876	26,396
Weighted average diluted shares outstanding(2)	36,692	36,548	36,080	27,876	27,176
Balance Sheet Data (at period end):
Cash and cash equivalents	$185,123	$439,291	$576,678	$356,849	$126,966
Working capital(3)	299,097	518,959	388,004	401,216	162,156
Property, plant, and equipment from continuing operations, net	2,459,486	2,125,374	1,643,623	1,431,414	1,421,151
Property, plant, and equipment from discontinued operations, net	—	759	168,487	174,371	184,970
Total assets(4)	2,922,451	2,834,280	2,631,731	2,136,346	1,878,425
Total short-term debt(5)	—	—	238,907	—	—
Total long-term debt(6)	1,073,472	1,064,092	850,530	770,648	758,233
Total stockholders’ equity	1,370,765	1,295,428	1,165,845	1,072,988	841,877
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	$163,106	$207,067	$128,865	$52,582	$126,145
Investing activities	(401,515)	(526,630)	(255,323)	(62,889)	(56,434)
Financing activities	(19,664)	(61,344)	334,391	228,830	1,866
Net cash provided by (used in) discontinued operations:
Operating activities	$2,374	$15,368	$13,847	$11,068	$4,186
Investing activities	1,638	228,689	(1,772)	675	129
Other Financial Data (unaudited):
EBITDA(7)	$285,371	$231,197	$185,456	$121,852	$174,973
Capital expenditures	408,693	542,651	258,325	72,176	59,121
Other Operating Data (unaudited)(8):
Average number of new generation OSVs(9)	57.4	50.7	51.0	51.0	49.9
Average number of active new generation OSVs(10)	56.6	50.3	48.3	41.8	42.4
Average new generation OSV fleet capacity (DWT)	177,033	132,564	128,190	128,190	124,965
Average new generation OSV vessel capacity (DWT)	3,076	2,609	2,514	2,514	2,507
Average new generation OSV utilization rate(11)	79.6%	83.7%	83.2%	71.5%	71.6%
Average new generation OSV dayrate(12)	$27,416	$26,605	$23,445	$21,121	$21,561
Effective dayrate(13)	$21,823	$22,268	$19,506	$15,102	$15,438

(1)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.

(2)
For the years ended December 31, 2014, 2013 and 2012, the Company had no anti-dilutive stock options. Due to a net loss, we excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,209 shares of common stock for the year ended December 31, 2011 because the effect was anti-dilutive. For the year ended December 31, 2010, stock options representing rights to acquire 400 shares of common stock were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive after considering the exercise price of the options in comparison to the average market price, proceeds from exercise, taxes and related unamortized compensation. See Note 3 of our consolidated financial statements for more information about diluted shares outstanding.

(3)	Includes working capital (deficit) from discontinued operations in the amount of $469, $1,461, $(1,750), $210, $(677), and as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)	Includes total assets from discontinued operations in the amount of $470, $2,337, $176,277, $183,472 and $195,464 as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(5)
Excludes imputed original issue discount associated with our 2026 convertible senior notes in the amount of $11,093 as of December 31, 2012. These notes were putable by the holders to the Company on November 15, 2013 and therefore were classified as short-term debt. These notes were converted or redeemed in full by the Company in November 2013.

(6)
Excludes original issue discount associated with our 2014 senior notes in the amount of $215 and $279 as of December 31, 2011 and 2010, respectively; original issue discount associated with our 2017 senior notes in the amount of $4,771, $5,571 and $6,305 as of December 31, 2012, 2011 and 2010, respectively; imputed original issue discount associated with our 2026 convertible senior notes in the amount of $23,566 and $35,183 as of December 31, 2011, and 2010, respectively; and imputed original issue discount associated with our 2019 convertible senior notes in the amount of $51,528, $60,908 and $69,699 as of December 31, 2014, 2013 and 2012, respectively.

(7)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.

(8)
Excluded from the Other Operating Data are the results of operations for our MPSVs, our shore-base facility, and vessel management services. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of our new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our five MPSVs.

(9)
We owned 61 new generation OSVs as of December 31, 2014. Our average number of new generation OSVs for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, reflect the deliveries of certain vessels under our fourth and fifth OSV newbuild programs. Please refer to Our Vessels on page 6 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data are ten conventional OSVs that were acquired in August 2007, nine of which have been sold on various dates in 2008, 2009, and 2010. Our sole remaining conventional OSV, which is stacked, is considered a non-core asset.

(10)
In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Based on improved market conditions, we had re-activated all of our stacked new generation OSVs by June 30, 2013. During 2014, we experienced weak market conditions for which we elected to stack certain of our new generation OSVs on various dates during the fourth quarter of 2014.

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

The following table provides the detailed components of EBITDA from continuing operations as we define that term for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 respectively (in thousands).

	Year Ended December 31,
	2014	2013	2012	2011	2010
Components of EBITDA:
Income (loss) from continuing operations	$87,907	$64,078	$34,695	$(3,520)	$34,978
Interest, net:
Debt obligations	30,733	47,352	57,869	59,649	55,183
Interest income	(1,086)	(2,515)	(2,167)	(829)	(528)
Total interest, net	29,647	44,837	55,702	58,820	54,655
Income tax expense (benefit)	52,367	36,320	21,384	(1,358)	20,655
Depreciation	71,301	55,332	52,005	52,453	50,008
Amortization	44,149	30,630	21,670	15,457	14,677
EBITDA	$285,371	$231,197	$185,456	$121,852	$174,973
The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 respectively (in thousands).

	Year Ended December 31,
	2014	2013	2012	2011	2010
EBITDA Reconciliation to GAAP:
EBITDA	$285,371	$231,197	$185,456	$121,852	$174,973
Cash paid for deferred drydocking charges	(43,609)	(35,875)	(39,211)	(16,832)	(13,153)
Cash paid for interest	(50,548)	(53,636)	(38,597)	(43,811)	(44,178)
Cash paid for taxes	(5,679)	(4,537)	(1,332)	(1,272)	(2,809)
Changes in working capital	(32,213)	33,458	3,571	(13,297)	4,274
Stock-based compensation expense	10,324	11,888	10,805	6,403	8,144
Loss on early extinguishment of debt	—	25,776	6,048	—	—
Changes in other, net	(540)	(1,204)	2,125	(461)	(1,106)
Cash flows provided by operating activities	$163,106	$207,067	$128,865	$52,582	$126,145
In addition, we also make certain adjustments, as applicable, to EBITDA for losses on early extinguishment of debt, stock-based compensation expense and interest income, to internally evaluate our performance based on the computation of ratios historically used in certain financial covenants of our credit agreements with various lenders. We believe that these ratios can be material components of financial covenants and, when applicable, failure to comply with such covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility. The recent changes to the applicable covenants contained in our credit facility are described in Note 6 of our consolidated financial statements included herein.
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2014	2013	2012	2011	2010
Loss on early extinguishment of debt	$—	$25,776	$6,048	$—	$—
Stock-based compensation expense	10,324	11,914	10,891	6,525	8,710
Interest income	1,086	2,515	2,167	829	528

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
General
Over the last several months oil prices have fallen precipitously from a prevailing price during most of 2014 of over $90 per barrel to an average price of approximately $45 per barrel to date in 2015. The fall in price appears to be due to surplus oil, driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. As a result of the reduction in oil prices, oil companies have significantly reduced their capital spending budgets for 2015. A Barclays survey of 225 E&P companies released in January 2015 noted that global E&P spending is projected to decline by at least 8%, while North American budgets are expected to fall by at least 14%. Oil prices have since fallen further, which may impact budgets even more than projected. Several major and independent oil companies with deepwater operations have announced capital spending reductions. We believe that the long-term nature of deepwater projects insulates them, somewhat, from a short-term fall in oil prices and that sanctioned or on-going projects will proceed. However, deepwater activities will be affected by lower prices, even if they are affected less than other activities. We have experienced requests by our deepwater customers for price reductions in order to help mitigate the impact that lower prices are having and will continue to have on oil company operating results and cashflows. In addition, sustained low prices may cause un-sanctioned projects to be delayed or cancelled altogether, which could be manifested in less activity later, even if oil prices recover. Many of our operations are in support of deepwater projects that are in their final stages or of projects that do not involve deepwater and are more susceptible to immediate wind-down. We cannot predict whether, and to what extent, or when oil prices will improve. For instance, shelf drilling activity in the GoM has declined substantially. The lack of a shelf market has impacted us in two ways. First, our low-spec DP-1 vessels in the GoM principally support shelf activities. Second, in prior periods of market over capacity, high-spec equipment has been able to displace low-spec equipment working on the shelf. However, that alternative market has deteriorated considerably.
The recent and rapid decline in global oil prices has created great uncertainty in the industry for all of our core markets in 2015. In the GoM, aggressive cost cutting measures employed by our customers and the increased supply of high-spec OSVs have placed pressure on dayrates across the entire fleet. We expect 37 high-spec OSVs to deliver into the domestic market during 2015, including six of our own. During the fourth quarter of 2014, there was an average of 51 floating rigs available in the GoM, while an average of 40 were working. Today there are 51 rigs available and 44 are working. However, 10 floating rigs have contracts that will expire during 2015 and two are scheduled to leave the region. We do not know whether the remaining eight rigs will receive contract renewals for operations in the GoM. We also expect nine rigs to arrive in the GoM during 2015, eight of which are contracted. We have observed recently that, following arrival in the GoM, it can take several months for a rig to commence work, and, therefore, we do not know the timing of when operations of newly arrived rigs will begin. Given these market conditions, we anticipate our average dayrates and utilization levels to be adversely affected compared to our 2013 and 2014 results.

In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the deepwater GoM given the current oil price environment. We will continue to explore opportunities to place additional vessels into Mexico to support Pemex in its ongoing shallow water activity. Pemex recently announced a 15 year age restriction on vessels that are contracted to work directly or indirectly for Pemex. This restriction, if it remains in effect, together with the availability of newly built OSV tonnage on the world market, may adversely affect our ability to grow in Mexico through deployment of some of our vessels.

In Brazil, lower oil prices combined with a significant corruption probe involving Petrobras have combined to create substantial uncertainty over the pace at which Petrobras can proceed with previously announced plans. The four vessels we currently have operating under long-term charter for Petrobras will end their initial term during 2015. It remains unclear whether Petrobras intends to open negotiations for extending the charters or, given the current oil price environment, will choose to allow the contracts to expire.

During the fourth quarter of 2014, in recognition of these weak market conditions, we cold stacked five 200 class OSVs and sold one such vessel. We have stacked two additional 200 class OSVs and five 240 class OSVs in the first quarter of 2015. By stacking vessels, we expect to reduce our cash outlays, however, we will also have fewer revenue producing units in service that can potentially contribute to our results.
Market conditions
As of February 11, 2015, we had 38% of our new generation OSV vessel-days contracted for the fiscal year ending December 31, 2015. Our forward OSV contract coverage for the fiscal year ending December 31, 2016 currently stands at 6%. MPSV contract coverage for the fiscal years ending December 31, 2015 and 2016 is currently 24% and 0%, respectively.
The principal threat facing all of our markets is the fall in oil prices and resultant reduction in capital spending by our customers.
Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for six foreign-flagged new generation OSVs, two foreign-flagged well-stimulation vessels and two foreign-flagged MPSVs. As of December 31, 2014, our 56 active new generation OSVs and five MPSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	36
Other U.S. coastlines(1)	6
42
Foreign
Brazil	4
Mexico	13
Middle East	1
Europe	1
19
Total Active Vessels(2)	61

(1)	Includes six vessels that are currently supporting the military.

(2)	Excluded from this table are five new generation OSVs and one non-core conventional OSV that were stacked as of December 31, 2014.
OSV Newbuild Program #5. Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, and five 310 class MPSVs. As of February 11, 2015, we had delivered and placed in service 16 vessels under such newbuild program. Delivery of the eight remaining vessels under this 24-vessel domestic newbuild program is expected to occur on various dates during 2015 and 2016. In October 2014, we announced plans to convert one of our newbuild HOSMAX 300 class OSVs that was previously placed in service under this newbuild program, the HOS Riverbend, into a 300 class MPSV flotel vessel. As a result of this newbuild program, the OSV-to-MPSV conversion and the recent agreement to sell four vessels to the U.S. Navy, we expect to own and operate 62 new generation OSVs as of December 31, 2015. These aggregate OSV vessel additions and divestitures result in a projected average new generation OSV fleet complement of 60.9 and 62.0 for fiscal years 2015 and 2016, respectively. With the addition of the five MPSVs and the OSV-to-MPSV conversion, we expect to own and operate seven and ten MPSVs as of December 31, 2015 and 2016, respectively. These MPSV additions result in a projected average MPSV fleet complement of 5.9, 8.8 and 10.0 vessels for the fiscal years 2015, 2016 and 2017, respectively. The aggregate cost of our fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,265 million. For further information regarding our fifth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.

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
We presently review our vessels for impairment using the following asset groups: New Generation OSVs, MPSVs and Conventional OSV. As of December 31, 2014, we only had one remaining conventional OSV, which remains cold-stacked. Management has concluded that these groupings are currently appropriate because our vessels are highly mobile and are consistent based on the operating and marketing characteristics desired by our customers. When analyzing asset groups for impairment, we consider recent vessel sales, recent vessel appraisals, both historical and projected operating cash flows, operating income, and EBITDA based on current operating environment and future conditions that we can reasonably anticipate, such as inflation or prospective wage costs. These projections are based on, but not limited to, job location, current market dayrates included in recent sales proposals, utilization and contract coverage; along with anticipated market drivers, such as drilling rig movements, results of offshore lease sales and discussions with our customers regarding their ongoing drilling plans. When evaluating our one stacked Conventional OSV, we use recent vessel sales and/or independent third-party appraisers to determine our estimate of undiscounted future cash flow. The vessel appraisers used for these assets are the same ones that are used by our lenders when vessels are appraised in secured financing arrangements. We have executed financing transactions in the ordinary course of our business, such as our revolving credit facility, requiring third-party appraisals for collateralized assets. Such appraisals are reviewed and considered in assessing whether an impairment exists.
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
We reviewed ASC 360 regarding triggering events that would require an impairment analysis and concluded that there were no such events in 2014 or 2013. Our review gave consideration to the current market conditions, which include the recent commodity price decline and reduction in certain projected 2015 capital budgets for our customers. While we expect this environment to have a negative impact on vessel utilization and dayrates, we view the deepwater and ultra deepwater projects of our customers, which is the principal market for our vessel fleet, to be somewhat insulated from commodity price cycles compared to onshore shale and shallow shelf offshore exploration and production activities. However, continued commodity price declines or protracted extensions of the current price cycle could result in additional delays or cancellations of deepwater projects, which is a major indicator of fleet utilization. Should this occur, we will update our analysis of whether a triggering event has occurred. While the Company has historically operated its vessels predominately in the GoM, we will continue to deploy vessels to international markets as conditions warrant. Our technologically advanced vessels are capable of working in and are effectively mobilized to different markets so neither the geographic location of vessels, nor reduced drilling activity in a particular exploration area is considered on its own as an impairment trigger. It is Management’s opinion that the fair values of all of our asset groups exceed their carrying values. In order for the fair values of any of our assets to be below their respective carrying values, current and projected effective dayrates would have to be significantly below the lowest levels experienced in our Company’s history. In addition, those market conditions would have to be sustained for the remaining economic useful lives of each vessel class, which is also unlikely.
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

Income Taxes. We follow accounting standards for income taxes that require the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards and foreign tax credit carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future prior to their expiration. In addition, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in general and administrative expenses.
Stock-Based Compensation Expense. All equity-settled share-based payments to employees and directors, including grants of stock options and restricted stock, are recognized in the income statement based on their fair values at the date of grant. All cash-settled share-based payments to employees and directors are recognized in the income statement based on their fair values at the end of the reporting period.
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
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our new generation OSVs and the average number and size of such vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, our shore-base facility, and vessel management services. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accomodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our five MPSVs.

	Years Ended December 31,
	2014	2013	2012
Offshore Supply Vessels:
Average number of new generation OSVs(1)	57.4	50.7	51.0
Average number of active new generation OSVs(2)	56.6	50.3	48.3
Average new generation OSV fleet capacity (DWT)	177,033	132,564	128,190
Average new generation vessel capacity (DWT)	3,076	2,609	2,514
Average new generation OSV utilization rate(3)	79.6%	83.7%	83.2%
Average new generation OSV dayrate(4)	$27,416	$26,605	$23,445
Effective dayrate(5)	$21,823	$22,268	$19,506

(1)
We owned 61 new generation OSVs as of December 31, 2014. Our average number of new generation OSVs for the year ended December 31, 2014 reflects the deliveries of certain vessels under our fifth OSV newbuild program. Please refer to Our Vessels on page 6 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data is one conventional OSV that we consider to be a non-core asset.

(2)
In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Based on improved market conditions, we had re-activated all of our stacked new generation OSVs as of June 30, 2013. During the fourth quarter of 2014, we elected to stack five new generation OSVs. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

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

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013
Summarized financial information for the years ended December 31, 2014 and 2013, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$ Change	% Change
Revenues:
Domestic	$490,314	$415,898	$74,416	17.9%
Foreign	144,479	132,247	12,232	9.2%
	634,793	548,145	86,648	15.8%
Operating expenses	296,500	239,239	57,261	23.9%
Depreciation and amortization	115,450	85,962	29,488	34.3%
General and administrative expenses	54,245	53,428	817	1.5%
	466,195	378,629	87,566	23.1%
Gain on sale of assets	822	1,587	(765)	(48.2)%
Operating income	169,420	171,103	(1,683)	(1.0)%
Loss on early extinguishment of debt	—	25,776	(25,776)	(100.0)%
Interest expense	30,733	47,352	(16,619)	(35.1)%
Interest income	1,086	2,515	(1,429)	(56.8)%
Income tax expense	52,367	36,320	16,047	44.2%
Income from continuing operations	$87,907	$64,078	$23,829	37.2%
Income from discontinued operations, net of tax	618	47,315	(46,697)	(98.7)%
Net income	$88,525	$111,393	$(22,868)	(20.5)%

Revenues. Revenues for 2014 increased by $86.6 million, or 15.8%, to $634.8 million compared to $548.1 million for 2013. Our weighted-average active operating fleet for 2014 was approximately 61 vessels compared to 54 vessels for 2013. These higher revenues primarily resulted from the full or partial-period contribution of 20 vessels that were placed in service under our fifth OSV newbuild program since 2013 or returned to service under our 200 class OSV retrofit program since 2012 and, to a lesser extent, an increase in revenues from the MPSV fleet. Vessels placed in-service under our fifth OSV newbuild program and our OSV retrofit program accounted for increases of $102.5 million and $17.7 million, respectively, in revenues during 2014 compared to 2013. Revenues from our MPSVs that were in service during each of the twelve months ended December 31, 2014 and 2013 increased by $35.3 million, or 27.5%, primarily due to higher spot dayrates earned by one of our MPSVs performing flotel services in the GoM. These higher revenues were partially offset by a $73.4 million decrease in revenue for our remaining vessels that were in service during each of the twelve months ended December 31, 2014 and 2013 due to soft market conditions and 128 incremental days out-of-service for regulatory drydockings compared to 2013. Our new generation OSV average dayrates were $27,416 for 2014 compared to $26,605 for 2013, an increase of $811, or 3.0%. Our new generation OSV utilization was 79.6% for 2014 compared to 83.7% for 2013. This decrease in utilization was primarily due to soft spot market conditions for our high-spec OSVs operating in the GoM and the incremental vessel-days out-of-service for regulatory drydockings during 2014 compared to 2013. Domestic revenues increased by $74.4 million during 2014 due to the full or partial-period contribution of 14 vessels added to our fleet under our fifth OSV newbuild program on various dates during 2013 and 2014. Foreign revenues increased by $12.2 million primarily due to the relocation of an MPSV from the GoM to foreign markets during 2014. Foreign revenues comprised 22.8% of our total revenues for 2014 compared to 24.1% for 2013.
Operating expenses. Operating expenses were $296.5 million, an increase of $57.3 million, or 23.9%, for 2014 compared to $239.2 million for 2013. Newly constructed vessels under our fifth OSV newbuild program and upgraded vessels placed in service under our 200 class OSV retrofit program during 2013 and 2014 accounted for approximately $55.0 million of the higher operating costs. Aggregate cash operating expenses are projected to be in the range of $265.0 million to $280.0 million for 2015. Our cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our current spot or expiring term vessels into international markets or back to the GoM and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.

Depreciation and Amortization. Depreciation and amortization expense was $29.5 million, or 34.3%, higher for 2014 compared to 2013. This increase is primarily due to the full or partial-period contribution of 14 newbuild vessels that were placed in service on various dates during 2013 and 2014, as well as the higher cost basis of six vessels redelivered under our 200 class OSV retrofit program in 2013. The increase in amortization is primarily due to a higher per-vessel average in shipyard costs for vessel regulatory drydockings given the shift in our fleet mix to a higher percentage of much larger high-spec vessels and, to a lesser extent, incremental amortization recorded for the accelerated regulatory drydocking of vessels during 2014. Depreciation and amortization expense is expected to increase from current levels as the vessels under our current newbuild and conversion programs are placed in-service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expenses. General and administrative expenses of $54.2 million increased by $0.8 million, or 1.5%, during 2014 compared to 2013. This increase in G&A expenses was primarily the result of the growth of our shoreside support team related to our on-going newbuild program and expanding international operations. This increase was partially offset due to the valuation of our stock-based compensation expense, which was driven lower by the recent decline in our stock price, and lower shoreside incentive compensation expense. General and administrative expenses as a percentage of revenues were 8.5% for 2014 compared to 9.7% for 2013. Our general and administrative expenses are expected to increase to the approximate annual range of $55 million to $60 million for 2015, or slightly above 2014 levels, commensurate with our fleet growth, expanding international operations and increased complexity of the active fleet. We expect to remain within our historical range of G&A-to-revenue margins, as well as those of our domestic public OSV peer group.
Gain on Sale of Assets. During 2014, we sold a non-core 220 class OSV that resulted in an aggregate gain of approximately $0.8 million ($0.5 million after-tax or $0.01 per diluted share). During 2013, we sold certain non-core marine assets, including two 220 class OSVs, that resulted in an aggregate gain of approximately $1.6 million ($1.0 million after-tax or $0.03 per diluted share).
Operating Income. Operating income decreased by $1.7 million to $169.4 million during 2014 compared to 2013 for the reasons discussed above. Operating income as a percentage of revenues was 26.7% for 2014 compared to 31.2% for 2013.
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
Interest Expense. Interest expense decreased $16.6 million during 2014 compared to 2013 primarily due to lower interest expense resulting from the November 2013 retirement of our convertible senior notes due 2026. During 2014, we capitalized interest of $33.2 million, or roughly 52% of our total interest costs, compared to capitalized interest of $31.2 million, or roughly 40% of our total interest costs, for 2013.
Interest Income. Interest income decreased by $1.4 million to $1.1 million for 2014 compared to $2.5 million for 2013. Our average cash balance decreased to $307.9 million for 2014 compared to $663.4 million for 2013. The average interest rate earned on our invested cash balances was approximately 0.4% during the fiscal years ended December 31, 2014 and December 31, 2013. The decrease in average cash balance was due to cash outflows associated with our fifth OSV newbuild program in 2014 and the retirement of all of our outstanding $250 million aggregate principal amount of 2026 convertible senior notes in November 2013.
Income Tax Expense. Our effective tax rate was 37.3% and 36.2% for 2014 and 2013, respectively. During 2014, our income tax expense primarily consisted of deferred taxes. Our income tax rate is different from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. The lower tax rate for 2013 was primarily attributable to the tax benefit taken in 2013 in connection with the re-pricing of the net deferred tax liabilities on the balance sheet as a result of the sale of the Downstream segment.
Income from Continuing Operations. Operating performance increased year-over-year by $23.8 million for reported income from continuing operations of $87.9 million for 2014 compared to $64.1 million for 2013. Excluding the after-tax loss on early extinguishment of debt, income from continuing operations would have been $80.2 million for the twelve months ended December 31, 2013 compared to $87.9 million for the same period in 2014. This increase in income from continuing operations for 2014 was primarily due to higher operating income based on the full or partial- period contribution of 14 vessels placed in service under our fifth OSV newbuild program discussed above and a $15.2 million decrease in net interest expense. Income from continuing operations for 2013 was adversely impacted by a $25.8 million pre-tax loss on early extinguishment of debt in connection with the tender offer purchase and redemption of our 2017 senior notes.
Discontinued Operations. On August 29, 2013, we closed the sale of substantially all of our Downstream assets to Genesis Marine, LLC. As a result of this transaction, the current and historical operating results of these vessels for 2014 and 2013 have been restated and reflected as discontinued operations. Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. During the twelve months ended December 31, 2014, these three tugs were sold for net cash proceeds of $1.6 million. These sales resulted in a pre-tax gain of approximately $0.9 million ($0.6 million after-tax or $0.02 per diluted share. Operating income during 2013 for this segment included a gain on sale of assets of approximately $60.0 million ($38.1 million after-tax or $1.04 per diluted share).
The following table details financial highlights for fiscal years ended December 31, 2014, and 2013, respectively, related to our Downstream segment that was sold in August 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Revenue	$12	$43,318
Gain on sale of assets	867	60,076
Operating income	555	74,278
Income from discontinued operations, net of tax	618	47,315

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012
Summarized financial information for the years ended December 31, 2013 and 2012, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$ Change	% Change
Revenues:
Domestic	$415,898	$301,430	$114,468	38.0%
Foreign	132,247	161,879	(29,632)	(18.3)%
	548,145	463,309	84,836	18.3%
Operating expenses	239,239	226,462	12,777	5.6%
Depreciation and amortization	85,962	73,675	12,287	16.7%
General and administrative expenses	53,428	45,178	8,250	18.3%
	378,629	345,315	33,314	9.6%
Gain (loss) on sale of assets	1,587	(350)	1,937	> (100.0)%
Operating income	171,103	117,644	53,459	45.4%
Loss on early extinguishment of debt	25,776	6,048	19,728	>100.0%
Interest expense	47,352	57,869	(10,517)	(18.2)%
Interest income	2,515	2,167	348	16.1%
Income tax expense	36,320	21,384	14,936	69.8%
Income from continuing operations	64,078	34,695	29,383	84.7%
Income from discontinued operations, net of tax	47,315	2,322	44,993	>100.0%
Net income	$111,393	$37,017	$74,376	>100.0%

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
General and Administrative Expenses. General and administrative expenses of $53.4 million increased by $8 million, or 18.3%, during 2013 compared to 2012. This increase in G&A expenses was primarily the result of higher shoreside incentive compensation expense. General and administrative expenses as a percentage of revenues were 9.7% for 2013 compared to 9.8% for 2012.
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
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions or stock repurchases. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for 2015.
We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near-future due to such volatility. We believe that our cash on-hand, projected operating cash flow and available borrowing capacity under our recently amended and extended revolving credit facility will be more than sufficient to operate the Company and meet all of its near-term obligations, including milestone construction payments for the contracted vessels under our expanded fifth OSV newbuild program.
As of December 31, 2014, we had total cash and cash equivalents of $185.1 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of February 11, 2015. Excluding any cash requirements for potential new growth opportunities that may arise, our current cash on-hand and our internal cash flow projections indicate that our $300 million revolving credit facility should be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2014, we had posted letters of credit for $0.8 million and had $299.2 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including stock buy-backs and working capital, if necessary. However, the primary intended use of the facility is the potential future construction or acquisition of assets that generate additional EBITDA.
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock from time to time, $25 million of which was used to buy-back 891,396 shares during the fourth quarter of 2014. Any future repurchases under this program will be funded from our cash on-hand, cash flow from operations and/or cash proceeds from the divestiture of non-core assets.
Although we expect to continue generating positive working capital through our operations, events beyond our control, such as a further significant decline in commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the Forward Looking Statements on page ii and "Item 1A—Risk Factors" of this Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows. None of our funded debt instruments mature any sooner than September 2019. Our currently undrawn revolving credit facility matures in February 2020, unless our 2020 senior notes remain outstanding on October 1, 2019, in which case the facility would mature on such date. See further discussion of these refinancing conditions in the Contractual Obligations section below.
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
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $163.1 million in 2014, $207.1 million in 2013, and $128.9 million in 2012. Operating cash flows in 2014 were unfavorably affected by soft market conditions for our OSVs operating in the GoM, which were partially offset by an increase in the weighted-average number of vessels in our operating fleet. Cash flows from operations for 2014 reflect full or partial-period contributions from 14 vessels that were placed in service under our fifth OSV newbuild program on various dates during 2013 and 2014. Operating cash flows in 2013 were favorably affected by then improved market conditions for our high-spec OSVs and MPSVs operating in the GoM and, to a lesser extent, an increase in the weighted-average number of vessels in our operating fleet. Cash flows from operations for 2013 reflect partial-period contributions from four new generation OSVs that were delivered under our fifth OSV newbuild program. Operating cash flows in 2012 were favorably affected by an increase in our weighted-average active operating fleet and then improved market conditions. Cash flows from operations for 2012 reflect partial-period contributions from four new generation OSVs that were stacked during the prior year and were re-activated in 2012.
Investing Activities. Net cash used in investing activities was $401.5 million in 2014, $526.6 million in 2013, and $255.3 million in 2012. Cash utilized during 2014 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, which were partially offset by approximately $7.2 million in aggregate net cash proceeds from the sale of non-core assets. Cash utilized during 2013 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, which were partially offset by approximately $16.0 million in aggregate net cash proceeds from the sale of non-core assets. Cash utilized during 2012 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, which were partially offset by approximately $3.0 million in aggregate net cash proceeds from the sale of non-core assets.
Financing Activities. Net cash provided by (used in) financing activities was $(19.7) million in 2014, $(61.3) million in 2013, and $334.4 million in 2012. Net cash used in financing activities for 2014 primarily resulted from the repurchase of our common stock. See Note 7 to our consolidated financial statements for further information regarding the common stock repurchase. Net cash used in financing activities for 2013 primarily resulted from the repurchase and retirement of our 2017 senior notes and the redemption of our 2026 convertible senior notes. These outflows were partially offset by the issuance of our 2021 senior notes. Net cash provided by financing activities for 2012 primarily resulted from the issuance of our 2020 senior notes and the issuance of our 2019 convertible senior notes.
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
Discontinued Operations. Net cash provided by discontinued operations was $4.0 million in 2014, $244.1 million in 2013, and $12.1 million in 2012. Net cash provided by discontinued operations in 2014 primarily resulted from the sale of our final three older, lower-horsepower tugs. Net cash provided by discontinued operations in 2013 primarily resulted from the sale of substantially all of the assets related to the Downstream segment to Genesis Marine, LLC for approximately $230 million in gross cash proceeds. The proceeds from the asset sale have been reinvested in the construction of vessels under our fifth OSV newbuild program. Net cash provided by discontinued operations in 2012 primarily resulted from operations of the Downstream segment.
Commitments and Contractual Obligations
The following table sets forth our aggregate contractual obligations as of December 31, 2014 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Vessel construction commitments(1)	$232,609	$198,706	$33,903	$—	$—
5.000% senior notes due 2021(2)	450,000	—	—	—	450,000
5.875% senior notes due 2020(3)	375,000	—	—	—	375,000
1.500% convertible senior notes due 2019(4)	300,000	—	—	300,000	—
Interest payments(5)	289,923	49,031	98,063	98,063	44,766
Operating leases(6)	41,958	2,928	4,623	4,765	29,642
Total	$1,689,490	$250,665	$136,589	$402,828	$899,408

(1)
Vessel construction commitments reflect contractual milestone payments for our fifth OSV newbuild program. The total project costs for the currently contracted 24-vessel program are expected to be $1,265.0 million, excluding capitalized construction period interest. From the inception of this program through December 31, 2014, we have incurred $1,032.4 million, or 81.6%, of total expected project costs.

(2)	Our 2021 senior notes, with a fixed interest rate of 5.000% per year, mature on March 1, 2021.

(3)	Our 2020 senior notes, with a fixed interest rate of 5.875% per year, mature on April 1, 2020.

(4)
Our 2019 convertible senior notes, with a fixed interest rate of 1.500% per year, mature on September 1, 2019 and currently include $51,528 of non-cash original issue discount. Holders of the convertible senior notes may require that such notes be repurchased at their option pursuant to certain types of corporate transactions described in Note 6 of our consolidated financial statements included herein. The debt maturities reflected in the table above assume that the holders of our convertible senior notes do not require that such notes be repurchased prior to their maturity in September 2019.

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

Debt
As of December 31, 2014, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020 (1)	$375,000	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021 (1)	450,000	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $51,528	248,472	6.23%	2,300	March 1 and September 1
	$1,073,472

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On February 6, 2015, we amended and extended our revolving credit facility to extend the maturity date, modify covenants and reduce the collateral coverage of such facility. The $300.0 million revolving credit facility remains undrawn as of February 11, 2015. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to (i) London Interbank Offered Rate, or LIBOR, plus a margin of 2.0% to 3.0% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a new total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. The applicable LIBOR margin for the amended revolving credit facility ranges from 200 to 300 basis points. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined total debt-to-capitalization ratio. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes, and our 2019 convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 senior notes and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. For the quarter ended December 31, 2014, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the year ended December 31, 2014 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	For the Year Ended December 31, 2014	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
OSV Newbuild Program #5(2)	$315.9	$1,032.4	$1,265.0	2Q2013-4Q2016

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of February 11, 2015, we had placed 16 vessels in service under such program. The remaining eight vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: five in the remainder of 2015 and three in 2016. Please refer to Our Vessels on page 6 of this Form 10-K for more information about vessel names and placed-in-service dates.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the years ended December 31, 2014, 2013, and 2012, and a forecast for the fiscal year ending December 31, 2015 (in millions):

	Year Ended December 31,
	2015	2014	2013	2012
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$19.6	$43.6	$35.9	$39.2
Other vessel capital improvements(2)	6.2	23.7	10.9	9.2
	25.8	67.3	46.8	48.4
Other Capital Expenditures
200 class OSV retrofit program(3)	—	0.1	48.0	2.3
Commercial-related vessel improvements(4)	35.7	31.3	14.7	3.1
Miscellaneous non-vessel additions(5)	30.9	9.6	3.9	3.3
	66.6	41.0	66.6	8.7
Total:	$92.4	$108.3	$113.4	$57.1

(1)	Deferred drydocking charges for 2015 include the projected recertification costs for 9 OSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offerings in August 2012. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 25% change from our closing share price of $24.97 to $31.21 as of December 31, 2014 would not have had an impact on such warrant transactions because the strike price of the warrants associated with the convertible notes is $68.53.
Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2014 would have had no material impact on such investments, interest income or interest expense.
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
We estimate the fair value of our 2020 senior notes, 2021 senior notes and 2019 convertible senior notes, all of which are publicly traded, by using quoted market prices. The fair value of our undrawn revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of our total debt was $1,125.0 million, $1,073.5 million and $955.0 million, respectively, as of December 31, 2014.
As of December 31, 2014, we had no amounts outstanding under our variable interest rate revolving credit facility. Therefore it is not subject to interest rate risk.
We have operations in international markets, which include two of our primary geographic regions of Brazil and Mexico. As of December 31, 2014, we had time charters for 19 of our vessels working in foreign markets. Although most of our time charter contracts are denominated U.S. Dollars, we do collect time charter payments and value added tax, or VAT, payments in local currencies for four vessels, which creates an exchange risk related to currency fluctuations. We also frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material. However, as we further expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation.
Item 8—Financial Statements and Supplementary Data
The financial statements and supplementary information required by this Item appear on pages F-1 through F-29 of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.
There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Hornbeck Offshore Services, Inc.
We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hornbeck Offshore Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Hornbeck Offshore Services, Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 25, 2015

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
“ultra-deepwater” means offshore areas, generally more than 5,000’ in depth; and
“ultra high-specification” or “ultra high-spec” means, when referring to new generation OSVs, vessels with cargo-carrying capacity of greater than 5,000 DWT (i.e., 300 class OSV notations or higher), and dynamic-positioning systems with a DP-2 classification or higher.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference herein from the Company’s definitive 2015 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.
Item 11—Executive Compensation
The information required under this item is incorporated by reference herein from the Company’s definitive 2015 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference herein from the Company’s definitive 2015 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference herein from the Company’s definitive 2015 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.
Item 14—Principal Accounting Fees and Services
The information required under this item is incorporated by reference herein from the Company’s definitive 2015 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hornbeck Offshore Services, Inc.
We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 25, 2015

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$185,123	$439,291
Accounts receivable, net of allowance for doubtful accounts of $3,693 and $3,411 respectively	130,969	93,512
Deferred tax assets, net	45,531	72,470
Other current assets	20,049	13,779
Current assets from discontinued operations	470	1,578
Total current assets	382,142	620,630
Property, plant and equipment, net	2,459,486	2,125,374
Deferred charges, net	68,953	74,075
Other assets	11,870	13,442
Long-term assets from discontinued operations	—	759
Total assets	$2,922,451	$2,834,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,404	$52,930
Accrued interest	14,890	14,890
Accrued payroll and benefits	14,830	13,451
Deferred revenue	1,561	8,786
Other accrued liabilities	9,359	11,497
Current liabilities from discontinued operations	1	117
Total current liabilities	83,045	101,671
Long-term debt, net of original issue discount of $51,528 and $60,908, respectively	1,073,472	1,064,092
Deferred tax liabilities, net	392,492	368,416
Other liabilities	1,117	4,367
Long-term liabilities of discontinued operations	1,560	306
Total liabilities	1,551,686	1,538,852
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,557 and 36,095 shares issued and outstanding, respectively	356	361
Additional paid-in capital	736,294	724,379
Retained earnings	635,017	571,483
Accumulated other comprehensive loss	(902)	(795)
Total stockholders’ equity	1,370,765	1,295,428
Total liabilities and stockholders’ equity	$2,922,451	$2,834,280

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$634,793	$548,145	$463,309
Costs and expenses:
Operating expenses	296,500	239,239	226,462
Depreciation	71,301	55,332	52,005
Amortization	44,149	30,630	21,670
General and administrative expenses	54,245	53,428	45,178
	466,195	378,629	345,315
Gain (loss) on sale of assets	822	1,587	(350)
Operating income	169,420	171,103	117,644
Other income (expense):
Loss on early extinguishment of debt	—	(25,776)	(6,048)
Interest income	1,086	2,515	2,167
Interest expense	(30,733)	(47,352)	(57,869)
Other income (expense), net	501	(92)	185
	(29,146)	(70,705)	(61,565)
Income before income taxes	140,274	100,398	56,079
Income tax expense	52,367	36,320	21,384
Income from continuing operations	87,907	64,078	34,695
Income from discontinued operations, net of tax	618	47,315	2,322
Net income	$88,525	$111,393	$37,017
Earnings per share:
Basic earnings per common share from continuing operations	$2.43	$1.79	$0.98
Basic earnings per common share from discontinued operations	0.02	1.31	0.07
Basic earnings per common share	$2.45	$3.10	$1.05
Diluted earnings per common share from continuing operations	$2.40	$1.76	$0.97
Diluted earnings per common share from discontinued operations	0.01	1.29	0.06
Diluted earnings per common share	$2.41	$3.05	$1.03
Weighted average basic shares outstanding	36,172	35,895	35,311
Weighted average diluted shares outstanding	36,692	36,548	36,080

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$88,525	$111,393	$37,017
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(107)	(537)	(179)
Total comprehensive income	$88,418	$110,856	$36,838

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2012	35,013	$350	$649,644	$423,073	$(79)	$1,072,988
Excess tax shortfall from sharebased payments	—	—	(46)	—	—	(46)
Purchase of hedge on convertible senior notes	—	—	(73,032)	—	—	(73,032)
Sale of common stock warrants	—	—	48,237	—	—	48,237
Allocation of fair value of equity component of convertible notes, net of allocated issuance costs	—	—	70,615	—	—	70,615
Shares issued under employee benefit programs	466	5	732	—	—	737
Stock-based compensation expense	—	—	9,688	—	—	9,688
Equity offering costs	—	—	(180)	—	—	(180)
Net income	—	—	—	37,017	—	37,017
Foreign currency translation loss	—	—	—	—	(179)	(179)
Balance at December 31, 2012	35,479	$355	$705,658	$460,090	$(258)	$1,165,845
Excess tax benefit from sharebased payments	—	—	4,501	—	—	4,501
Shares issued under employee benefit programs	616	6	5,400	—	—	5,406
Stock-based compensation expense	—	—	8,820	—	—	8,820
Net income	—	—	—	111,393	—	111,393
Foreign currency translation loss	—	—	—	—	(537)	(537)
Balance at December 31, 2013	36,095	$361	$724,379	$571,483	$(795)	$1,295,428
Excess tax benefit from sharebased payments	—	—	292	—	—	292
Shares issued under employee benefit programs	353	4	2,182	—	—	2,186
Stock repurchased and retired	(891)	(9)	—	(24,991)	—	(25,000)
Stock-based compensation expense	—	—	9,441	—	—	9,441
Net income	—	—	—	88,525	—	88,525
Foreign currency translation loss	—	—	—	—	(107)	(107)
Balance at December 31, 2014	35,557	$356	$736,294	$635,017	$(902)	$1,370,765

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$87,907	$64,078	$34,695
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	71,301	55,332	52,005
Amortization	44,149	30,630	21,670
Stock-based compensation expense	10,324	11,888	10,805
Loss on early extinguishment of debt	—	25,776	6,048
Provision for bad debts	282	383	1,775
Deferred tax expense	50,440	32,320	20,368
Amortization of deferred financing costs	8,154	16,826	17,192
(Gain) loss on sale of assets	(822)	(1,587)	350
Changes in operating assets and liabilities:
Accounts receivable	(38,500)	9,793	(18,830)
Other receivables and current assets	(8,393)	8,956	(110)
Deferred drydocking charges	(43,609)	(35,875)	(39,211)
Accounts payable	(4,146)	1,073	2,230
Accrued liabilities and other liabilities	(13,981)	(12,626)	14,043
Accrued interest	—	100	5,835
Net cash provided by operating activities	163,106	207,067	128,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	(343,989)	(465,165)	(240,526)
Net proceeds from sale of assets	7,178	16,021	3,002
Vessel capital expenditures	(55,089)	(73,593)	(14,549)
Non-vessel capital expenditures	(9,615)	(3,893)	(3,250)
Net cash used in investing activities	(401,515)	(526,630)	(255,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	292	4,501	—
Repayment of senior notes	—	(250,000)	(300,000)
Proceeds from the issuance of senior notes	—	450,000	375,000
Redemption premium on the retirement of debt	—	(17,658)	(3,692)
Repurchase of common stock	(25,000)	—	—
Payments for public offerings of common stock	—	—	(180)
Purchase of hedge on convertible senior notes	—	—	(73,032)
Sale of common stock warrants	—	—	48,237
Retirement of convertible senior notes	—	(250,000)	—
Proceeds from the issuance of convertible senior notes	—	—	300,000
Deferred financing costs	—	(7,807)	(16,186)
Net cash proceeds from other shares issued	5,044	9,620	4,244
Net cash provided by (used in) financing activities	(19,664)	(61,344)	334,391
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	2,374	15,368	13,847
Net cash provided by (used in) investing activities	1,638	228,689	(1,772)
Net cash provided by discontinued operations	4,012	244,057	12,075
Effects of exchange rate changes on cash	(107)	(537)	(179)
Net increase (decrease) in cash and cash equivalents	(254,168)	(137,387)	219,829
Cash and cash equivalents at beginning of period	439,291	576,678	356,849
Cash and cash equivalents at end of period	$185,123	$439,291	$576,678
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50,548	$53,636	$38,597
Cash paid for income taxes	$5,679	$4,537	$1,332

The accompanying notes are an integral part of these consolidated statements

Table of Content
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Nature of Operations
Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels, or OSVs, multi-purpose support vessels, or MPSVs, and a shore-base facility to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, Latin America and select international markets. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications associated with discontinued operations have been made to prior period results to conform to current year presentation. As discussed further in Note 13, the Company sold substantially all of its Downstream assets in August 2013.
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
Mobilization Costs
The Company incurs mobilization costs to transit its vessels to and from certain regions and/or for long-term contracts. These costs, which are typically expensed as incurred, include, but are not limited to, fuel, crew wages, vessel modification and pre-positioning expenses, materials and supplies and importation taxes. The Company incurred mobilization costs of $1.5 million, $2.7 million and $1.4 million during 2014, 2013 and 2012, respectively, associated with the mobilization and pre-positioning of vessels to or from different geographic locations.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes. Interest and penalties relating to uncertain tax positions are recorded as general and administrative expenses. In addition, the Company provides a valuation allowance for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize the benefit or the future deductibility is uncertain. As a result of the sale of the Downstream segment during the third quarter of 2013, the Company believed that certain state operating loss carryforwards would not be realizable and thus recorded a valuation allowance of $0.9 million for the year ended December 31, 2013. During the third quarter of 2014, the Company recorded an additional $0.1 million related to these state operating losses. No valuation allowances were recorded for the year ended December 31, 2012.
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
Concentration of Credit Risk
Customers are primarily major and independent, domestic and international, oil and oil service companies, as well as national oil companies and the U.S. military. The Company’s customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company usually does not require collateral. The Company provides an estimate for uncollectible accounts based primarily on management’s judgment using the relative age of customer balances, historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2014	2013	2012
Balance, beginning of year	$3,411	$3,028	$1,253
Changes to provision	282	383	1,775
Balance, end of year	$3,693	$3,411	$3,028

Impairment of Long-Lived Assets
When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. No triggering events occurred in 2014, 2013 or 2012 and the Company did not record any impairment losses related to its long-lived assets during these periods. The Company's review gave consideration to the current market conditions, which include the recent commodity price decline and reduction in certain projected 2015 capital budgets for its customers. While the Company expects this environment to have a negative impact on vessel utilization and dayrates, the Company views the deepwater and ultra deepwater projects of its customers, which is the principal market for its vessel fleet, to be somewhat insulated from commodity price cycles compared to onshore shale and shallow shelf offshore exploration and production activities. However, continued commodity price declines or protracted extensions of the current price cycle could result in additional delays or cancellations of deepwater projects, which is a major indicator of fleet utilization. Should this occur, the Company will update its analysis of whether a triggering event has occurred.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, "Revenue Recognition." ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is not permitted. The Company is evaluating the effect of this new standard on its financial statements.

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

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations (1)	$87,907	$64,078	$34,695
Income from discontinued operations, net of tax (2)	618	47,315	2,322
Net income	$88,525	$111,393	$37,017
Weighted average number of shares of common stock outstanding	36,172	35,895	35,311
Add: Net effect of dilutive stock options and unvested restricted stock (3)(4)(5)	520	653	769
Weighted average number of dilutive shares of common stock outstanding	36,692	36,548	36,080
Earnings per common share:
Basic earnings per common share from continuing operations	$2.43	$1.79	$0.98
Basic earnings per common share from discontinued operations	0.02	1.31	0.07
Basic earnings per common share	$2.45	$3.10	$1.05
Diluted earnings per common share from continuing operations	$2.40	$1.76	$0.97
Diluted earnings per common share from discontinued operations	0.01	1.29	0.06
Diluted earnings per common share	$2.41	$3.05	$1.03

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

(3)
The Company had no anti-dilutive stock options for the years ended December 31, 2014, 2013 and 2012. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(4)
For the year ended December 31, 2012, the 2026 convertible senior notes retired in November 2013 were not dilutive and for the years ended December 31, 2014, 2013 and 2012 the 2019 convertible senior notes issued in August 2012 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of our 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation. See Note 6 for further information.

(5)
Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock awards.

4. Defined Contribution Plan
The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. During the years ended December 31, 2014, 2013 and 2012, the Company made contributions to the 401(k) plan of approximately $6.0 million, $5.2 million, and $4.0 million, respectively. In response to weak market conditions, the Company temporarily ceased matching contributions to the 401(k) plan effective January 1, 2015.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Offshore supply vessels and multi-purpose support vessels	$2,283,883	$1,754,412
Non-vessel related property, plant and equipment	104,789	102,136
Less: Accumulated depreciation	(390,774)	(324,630)
	1,997,898	1,531,918
Construction in progress	461,588	593,456
	$2,459,486	$2,125,374
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. The program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of December 31, 2014, the Company has placed 14 vessels in-service under its fifth newbuild program. Subsequent to year-end, the Company placed in service two additional vessels under such program. The eight remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: five in the remainder of 2015 and three in 2016. Based on current contracts and internal estimates,the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,265.0 million. From the inception of this program through December 31, 2014, the Company has incurred $1,032.4 million, or 81.6%, of total expected project costs.
In February 2015, the Company agreed to sell four of its 250EDF class OSVs currently chartered to the U.S. Navy and to subsequently operate such vessels for the Navy under an operations and maintenance (O&M) contract, which contains an initial term and annual renewal options spanning a 10-year operating period. These arrangements are subject to final documentation. In order for the Navy to continue receiving the unique capabilities of these vessels, Congress has required their purchase from the Company, provided an agreement could be reached. The details of this transaction are currently being finalized and are expected to be completed in late-February with the O&M contract beginning immediately upon closing of each respective vessel sale. However, the currently negotiated sales price for the vessels is greater than their gross book values as of December 31, 2014.

6. Long-Term Debt
As of the dates indicated below, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2014	2013
5.875% senior notes due 2020	$375,000	$375,000
5.000% senior notes due 2021	450,000	450,000
1.500% convertible senior notes due 2019, net of original issue discount of $51,528 and $60,908	248,472	239,092
Revolving credit facility due 2020	—	—
	$1,073,472	$1,064,092

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	248,472
Thereafter	825,000
$1,073,472
2020 Senior Notes
On March 2, 2012, the Company issued $375.0 million in aggregate principal amount of 2020 senior notes, governed by an indenture, or the 2012 indenture. The net proceeds to the Company from the offering were approximately $367.4 million, net of transaction costs. The Company used $259.9 million of proceeds on March 16, 2012 to repurchase approximately 84% of its outstanding 2014 senior notes pursuant to its tender offer for such notes. The Company used $49.5 million of proceeds on April 30, 2012 to redeem the remaining 16% of the outstanding 2014 senior notes. The repurchase and redemption of the 2014 senior notes resulted in a loss on early extinguishment of debt of approximately $6.0 million in 2012. The remaining proceeds were used for the construction of vessels under our fifth OSV newbuild program. The 2020 senior notes mature on April 1, 2020 and require semi-annual interest payments at a fixed annual rate of 5.875%, or $11.0 million semi-annually, on April 1 and October 1 of each year until maturity. The effective interest rate on the 2020 senior notes is 6.08%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2020 senior notes issued in March 2012 that were initially sold pursuant to a private placement were exchanged by the holders for 2020 senior notes with substantially the same terms, except that the issuance of the 2020 senior notes in the exchange offer was registered under the Securities Act. The original 2020 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2012 indenture.
2021 Senior Notes
On March 14, 2013, the Company issued $450.0 million in aggregate principal amount of 2021 senior notes, governed by an indenture, or the 2013 indenture. The net proceeds to the Company from the offering were approximately $442.4 million, net of estimated transaction costs. The Company used $252.7 million of such proceeds to repurchase approximately 94% of the outstanding 2017 senior notes pursuant to its tender offer for such notes. The Company used approximately $16.6 million of proceeds on May 13, 2013 to redeem the remaining 6% of the outstanding 2017 senior notes. The repurchase and redemption of the 2017 senior notes resulted in a loss on early extinguishment of debt of approximately $25.8 million in 2013. The remaining proceeds have been available for general corporate purposes, which may include funding for the acquisition, construction or retrofit of vessels. The 2021 senior notes mature on March 1, 2021 and require semi-annual interest payments at a fixed annual rate of 5.000%, or $11.3 million due and payable each March 1 and September 1 of each year until maturity, commencing September 1, 2013. The effective interest rate on the new senior notes is 5.21%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2021 senior notes issued in March 2013 that were initially sold pursuant to a private placement were exchanged by the holders

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for 2021 senior notes with substantially the same terms, except that the issuance of the 2021 senior notes in the exchange offer was registered under the Securities Act. The original 2021 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2013 indenture.
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
2019 Convertible Senior Notes
On August 13, 2012, the Company issued $300.0 million of 2019 convertible senior notes. The 2019 convertible senior notes bear interest at a fixed annual rate of 1.500%, or $2.3 million semi-annually, which started accruing from August 13, 2012, and are payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2013. The 2019 convertible senior notes mature on September 1, 2019.
Because the 2019 convertible senior notes are considered to be cash convertible debt, the Company has separately accounted for the liability and equity components of the 2019 convertible senior notes by allocating the $300.0 million in proceeds from the issuance between the liability component and the embedded conversion option, or the equity component. The allocation was conducted by estimating an interest rate at the time of issuance of the 2019 convertible senior notes for similar debt instruments that do not include an embedded conversion feature. A non-convertible interest rate of 5.75% was used to compute the initial fair value of the liability component of $227.6 million. For purposes of the fair value measurement, the Company determined that the valuation of the 2019 convertible senior notes falls under Level 2 of the fair value hierarchy. The excess of the $300.0 million of proceeds from the issuance of the 2019 convertible senior notes over the $227.6 million initial amount allocated to the liability component, or $72.4 million, was allocated to the embedded conversion option, or equity component. This excess was treated as an imputed original issue discount and is being amortized through interest expense, using the effective interest method, over the seven-year term of the 2019 convertible senior notes, which runs through September 1, 2019. The effective interest rate for these notes is 6.23%.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revolving Credit Facility
On February 6, 2015, the Company amended and restated its revolving credit facility. The key changes to the Company’s revolving credit facility were effective commencing with the fiscal quarter ended December 31, 2014 and are noted below:

•	extend the maturity from November 2016 to February 2020, unless the Company’s 2020 senior notes remain outstanding on October 1, 2019, in which case the facility would mature on such date;

•
provide that, if the Company's 2019 convertible senior notes remain outstanding on March 1, 2019, the Company is required to maintain a specified minimum liquidity until after redemption or refinancing of the convertible senior notes;

•
substitute new vessels as collateral and reduce the number of vessels pledged from 23 OSVs valued in excess of $600 million to 10 OSVs valued in excess $450 million, in accordance with a reduction in the minimum collateral-to-loan value ratio from 200% of the borrowing base to 150% of the borrowing base;

•	replace the prior debt-to-EBITDA leverage ratios with a new total debt-to-capitalization ratio, as defined, as a financial covenant and for pricing determination;

•
set the maximum total debt-to-capitalization ratio, as defined, at 55% for the first nine fiscal quarters beginning with the quarter ended December 31, 2014 and stepping down to 50% for each fiscal quarter thereafter;

•
increase the aggregate amount of restricted payments, as defined, that may be made by the Company from $37.5 million to $125.0 million plus 50% of the Company’s cumulative consolidated net income from January 1, 2006 to the end of the most recently ended fiscal quarter for which internal financial statements are available at the time of such restricted payment, as defined, subject to cash or cash equivalents or availability maintenance requirements.

Other than these key changes, all other definitions and substantive terms in the Company’s credit agreement governing its revolving credit facility were unchanged with the February 2015 amendment and remain in effect through the remaining life of the facility.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.8 million posted in letters of credit. As of December 31, 2014, the Company was in compliance with all financial covenants contained in its amended revolving credit facility.
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
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,125.0 million, $1,073.5 million and $955.0 million, respectively, as of December 31, 2014. Given the observable nature of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy.
Capitalized Interest
Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $33.2 million, $31.2 million, and $11.0 million, for the years ended December 31, 2014, 2013, and 2012, respectively.
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
Repurchases of Common Stock
On October 28, 2014, the Company's Board of Directors authorized the Company to repurchase up to $150.0 million in shares of its common stock using different methods including, but not limited to, open-market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The timing and amount of the repurchases will depend on several factors, such as market conditions, applicable legal requirements, available liquidity, the discretion of management and other appropriate factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. As of December 31, 2014, the Company had repurchased and retired 891,396 shares at an average price of $28.05 per share. The repurchased shares cost a total of $25 million and represent roughly 2.5% of the Company's total shares outstanding prior to the commencement of the program.The following table provides information with respect to purchases of common stock under the repurchase program during the year ended December 31, 2014 (in thousands, except for per share data):

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2014 - October 31, 2014	—	—	—	$150,000
November 1, 2014 - November 30, 2014	618	$28.92	618	$132,117
December 1, 2014 - December 31, 2014	273	$26.06	891	$125,000

8. Stock-Based Compensation
Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options and stock appreciation rights to employees and directors. As of December 31, 2014, there were 424,587 shares available for future issuance to employees under the incentive compensation plan. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.
The financial impact of stock-based compensation expense related to the Company’s incentive compensation plan on its operating results are reflected in the table below (in thousands, except for per share data):

	Year Ended December 31,
	2014	2013	2012
Income before taxes	$10,324	$11,888	$10,805
Net income	$6,471	$7,581	$6,695
Earnings per common share:
Basic	$0.18	$0.21	$0.19
Diluted	$0.18	$0.21	$0.19
The accounting rules also require the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded financing cash flows for such excess tax deductions of approximately $0.0 million, $2.7 million, and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. Net cash proceeds from the exercise of stock options were $1.4 million, $6.2 million, and $1.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. The income tax benefit from stock option exercises and restricted stock vesting was $0.4 million, $4.8 million, and $3.0 million for the respective periods.
Stock Options
The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant. All options granted expire ten years after the date of grant, have an exercise price equal to or greater than the actual or

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated market price of the Company’s stock on the date of grant and vest over a three-year period. The Company has not granted stock options to any directors, executive officers or employees since 2011.
The following table represents the Company’s stock option activity for the year ended December 31, 2014 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	405	$27.16	4.2	$8,951
Grants	—	—	—	—
Exercised	(60)	22.49	n/a	684
Forfeited or expired	—	—	n/a	n/a
Options outstanding at December 31, 2014	345	$27.98	3.7	$59
Exercisable options outstanding at December 31, 2014	345	$27.98	3.7	$59
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2014 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2014	63	$12.21
Grants	—	—
Vested	(63)	12.21
Forfeited	—	—
Nonvested stock options at December 31, 2014	—	$—
As of December 31, 2014, the Company had no unamortized stock-based compensation expense and had recorded approximately $0.1 million of compensation expense during 2014, associated with stock options.
Restricted Stock
Equity-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either performance-based or time-based vesting provisions. The Company has issued two types of performance-based restricted stock unit awards whose vesting is determined by achieving either external or internal performance criteria. For the first type of performance-based restricted stock unit award, or market based award, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s stock price performance relative to a peer group, as defined by the restricted stock unit agreements governing such awards. Compensation expense for such types of awards has historically been measured using a Monte Carlo simulation to project the change in the Company's stock price against a peer group to determine fair value, which is amortized over the vesting period of three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. This type of performance-based restricted stock unit was granted prior to 2012. The second type of performance-based restricted stock unit award, calculates the shares to be received based on the Company’s achievement of certain internal performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. Performance for these types of awards has historically been measured by a number of factors that may differ from year to year, including such examples as the Company achieving a targeted return on invested capital, Upstream operating profit margin, and safety record. The actual number of shares that could be received by the award recipients for the years in question can range from 0% to 150% of the Company’s base share awards depending on the number and/or extent of performance goals attained by the Company. This type of performance-based restricted stock unit was granted in 2012, 2013 and 2014. Compensation expense related to performance-based restricted stock unit awards, which use internal performance criteria, is recognized over the period the restrictions lapse, from one to three years, based on the market price of the Company's stock on the date of grant applied to the shares that are expected to vest. The compensation expense related to time-based restricted stock awards, which is amortized over a one to three-year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2014, the Company had unamortized stock-based compensation expense of $10.6 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.6 years. In addition, the Company has recorded approximately $9.0 million of compensation expense during the year ended December 31, 2014 associated with restricted stock-based unit awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the equity-settled restricted stock awards activity during the year ended December 31, 2014 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock awards:
Restricted stock awards as of January 1, 2014	570	$31.61
Granted during the period	238	42.57
Cancellations during the period	—	—
Vested	(254)	30.68
Outstanding, as of December 31, 2014	554	$36.76
The following table summarizes the equity-settled restricted stock awards activity during the year ended December 31, 2013 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock awards:
Restricted stock awards as of January 1, 2013	660	$25.83
Granted during the period	206	40.11
Cancellations during the period	(6)	29.86
Vested	(290)	24.51
Outstanding, as of December 31, 2013	570	$31.61
The following table summarizes the equity-settled restricted stock awards activity during the year ended December 31, 2012 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock awards:
Restricted stock awards as of January 1, 2012	800	$20.72
Granted during the period	251	25.94
Cancellations during the period(1)	(51)	25.11
Vested	(340)	22.47
Outstanding, as of December 31, 2012	660	$25.83

(1)	Includes the full amount of both base and bonus share awards granted or cancelled during the period, which represents up to 200% of the aggregate total of the base share awards.

Cash-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units with cash-settled vesting provisions. The compensation expense related to cash-settled phantom restricted stock awards is amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled phantom restricted stock units are re-measured quarterly based on the period-end market price of the Company's common stock and are classified as a liability, due to the settlement of these awards in cash. This type of phantom time-based restricted stock unit was granted in 2014 and 2013. As of December 31, 2014, the Company had unamortized cash-settled phantom compensation

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense of $0.9 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.5 years. In addition, as a result of its stock price decline in 2014, the Company recorded a reduction to compensation expense of approximately $0.1 million during the year ended December 31, 2014 associated with cash-settled phantom awards.
The following table summarizes the phantom cash-settled restricted stock awards activity during the year ended December 31, 2014 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-settled restricted stock awards:
Phantom cash-settled restricted stock awards as of January 1, 2014	139	$37.25
Granted during the period	35	43.00
Cancellations during the period	(3)	39.14
Vested	(18)	37.88
Outstanding, as of December 31, 2014	153	$38.43

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan
On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is authorized to issue up to 700,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2014, there were 45,899 shares available for future issuance to employees under the ESPP. The Company has recorded approximately $1.2 million of compensation expense during the year ended December 31, 2014 associated with the ESPP.
The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2014 and 2013:

	2014	2013
Dividend yield	0%	0%
Expected volatility	38.3%	32.4%
Risk-free interest rate	0.1%	0.1%
Expected term (months)	6	6
Weighted-average grant-date fair value per share	$9.43	$9.94

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
Deferred tax liabilities:
Fixed assets	$489,060	$418,614	$444,733
Deferred charges and other liabilities	18,013	18,501	17,346
Total deferred tax liabilities	507,073	437,115	462,079
Deferred tax assets:
Net operating loss carryforwards	(116,676)	(97,817)	(181,445)
Allowance for doubtful accounts	(1,330)	(1,228)	(1,099)
Stock-based compensation expense	(4,246)	(4,128)	(4,763)
Alternative minimum tax credit carryforward	(20,863)	(21,437)	(20,863)
Foreign tax credit carryforward	(12,332)	(10,404)	(6,426)
Other	(5,676)	(7,067)	(5,725)
Total deferred tax assets	(161,123)	(142,081)	(220,321)
Valuation allowance	1,011	912	—
Total deferred tax liabilities, net	$346,961	$295,946	$241,758
Current deferred tax assets, net	$45,531	$72,470	$28,720
Long-term deferred tax liabilities, net	392,492	368,416	270,478
Total deferred tax liabilities, net	$346,961	$295,946	$241,758
The components of the income tax expense follow (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current tax expense:
U.S.	$—	$—	$—
Foreign	1,927	4,000	1,016
Total current tax expense	1,927	4,000	1,016
Deferred tax expense:
U.S.	50,440	32,320	20,368
Total tax expense	$52,367	$36,320	$21,384
Income from continuing operations before income taxes, based on jurisdiction earned, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$105,066	$84,591	$40,175
Foreign	35,208	15,807	15,904
Total income from continuing operations before income taxes	$140,274	$100,398	$56,079

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2014, the Company had federal tax net operating loss carryforwards of approximately $329.4 million, which will expire in 2030 through 2032 and foreign tax credit carryforwards of approximately $12.3 million, which will expire in 2019 through 2024. The amount of net operating loss carryforwards expected to be used in 2015 have been included as a current deferred tax asset as of December 31, 2014. The Company has state tax net operating loss carryforwards of approximately $96.0 million, which will expire in 2025 through 2032 and can only be utilized if the Company generates taxable income in particular tax jurisdictions.
Based on historical and projected operating results, the Company believed that no valuation allowance was necessary for its deferred tax assets prior to 2013. As a result of the sale of the Downstream segment during the third quarter of 2013, the Company believes that certain state operating loss carryforwards may not be realizable and thus recorded a valuation allowance of $0.9 million as of December 31, 2013. During the third quarter of 2014, the Company recorded an additional $0.1 million related to these state operating losses. In the third quarter of 2013, the Company changed its deferred tax rate to reflect that it will not have future operations in certain states where the Downstream segment operated, resulting in a favorable tax adjustment of $2.8 million.
The Company is no longer subject to tax audits by federal, state or local taxing authorities for years prior to 2010. The Company has ongoing examinations by various foreign tax authorities but does not believe that the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate of 35% and the actual income tax provision (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statutory rate	$49,096	$35,140	$19,627
State taxes, net	1,403	1,183	729
Non-deductible expense	1,927	1,688	1,043
Valuation allowance	99	912	—
Change in deferred tax rate	—	(2,802)	—
Foreign taxes and other	(158)	199	(15)
	$52,367	$36,320	$21,384
10. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. The program now consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of December 31, 2014, the Company had placed 14 vessels in service under such program. Subsequent to year-end, two additional vessels were placed in service under such program. The eight remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: five in the remainder of 2015 and three in 2016. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,265.0 million. From the inception of this program through December 31, 2014, the Company has incurred construction costs of approximately $1,032.4 million, or 81.6%, of total expected project costs.
Operating Leases
The Company is obligated under certain operating leases for office space and shore-base facilities. The Covington facility lease commenced on July 1, 2012 and provides for an initial term expiring in September 2025 with three additional five-year renewal period options. A shore-base facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of seven years with four additional five-year periods upon the terms and conditions contained in the lease agreement. On January 30, 2008, the Company purchased a leasehold interest in a parcel of improved real

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estate as an adjacent addition to HOS Port, its existing shore-base facility located in Port Fourchon, Louisiana. At December 31, 2014, this latter facility lease had approximately four years remaining on its first renewal option term, with three additional five-year renewal periods. Rent expense related to operating leases was approximately $3.9 million, $3.6 million and $2.6 million for the years ending December 31, 2014, 2013 and 2012, respectively.
Future minimum payments under noncancelable leases for years subsequent to 2014 are as follows (in thousands):

Year Ended December 31,
2015	$2,928
2016	2,289
2017	2,334
2018	2,359
2019	2,406
Thereafter	29,642
Total	$41,958
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

During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third party provider to a wholly-owned subsidiary of the Company.  As a result, this assignment may be interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million.  The Company disagrees with this interpretation and, as of December 31, 2014, these potential duties have not been assessed or recorded in its financial statements.  While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Deferred Charges
Deferred charges include the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred financing costs, net of accumulated amortization of $9,586 and $5,805, respectively	$17,884	$21,763
Deferred drydocking costs, net of accumulated amortization of $38,429 and $36,408, respectively	48,064	49,149
Prepaid lease expense, net of amortization of $1,384 and $1,226, respectively	3,005	3,163
Total	$68,953	$74,075
12. Major Customers
In the years ended December 31, 2014, 2013, and 2012, revenues from the following customers represent 10% or more of consolidated revenues:

	Year Ended December 31,
	2014		2013		2012
Customer A	14%		12%		n/a	(1)
Customer B	n/a	(1)	16%		n/a	(1)
Customer C	n/a	(1)	10%		n/a	(1)
Customer D	n/a	(1)	n/a	(1)	19%
Customer E	n/a	(1)	n/a	(1)	14%

(1)	Customers represent less than 10% of consolidated revenue in each such year.

13. Discontinued Operations
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately of $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. During the twelve months ended December 31, 2014, the remaining tugs were sold for net cash proceeds of $1.6 million. These sales resulted in a pre-tax gain of approximately $0.9 million ($0.6 million after-tax or $0.02 per diluted share.) The historical results for the Downstream segment and the gain on the sale thereof have been presented as discontinued operations for all periods in the accompanying condensed consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized results of the Downstream segment from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$12	$43,318	$49,429
Gain on sale of assets	867	60,076	624
Operating Income	555	74,278	3,663
Income before income taxes	966	74,280	3,664
Income tax expense	348	26,965	1,342
Income from discontinued operations	618	47,315	2,322
As of December 31, 2014 and December 31, 2013, the aggregate components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

	As of	As of
	December 31, 2014	December 31, 2013
Assets:
Other current assets	$470	$1,578
Total current assets	470	1,578
Property, plant and equipment, net	—	759
Total assets	$470	$2,337
Liabilities:
Accrued payroll and benefits	$—	$2
Other accrued liabilities	1	115
Total current liabilities	1	117
Other liabilities	1,560	306
Total liabilities	$1,561	$423
At the closing of the sale, the Company entered into transition service agreements with Genesis to facilitate the transition of the sale of the business, including ship management agreements and a crew management agreement, pursuant to which the Company provides services related to the operation and management of the vessels as well as supplying some of the marine crews for those vessels during the transition period. As of December 31, 2014, all of the transition service agreements had terminated.
14. Employment Agreements
The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements contain an EBITDA target, an Operating Margin target and a Safety target, as well as a discretionary component, established by the Compensation Committee of the Company’s Board of Directors, in setting the cash incentive compensation for such executives under this program. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement. The current term of these employment agreements expires on December 31, 2017 and automatically extends each year thereafter on January 1st, for an additional year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):
The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2014 and 2013. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2014(1)
Revenues	$136,585	$171,099	$166,890	$160,219
Operating income (2)	25,028	56,756	50,234	37,402
Income from continuing operations	11,354	31,225	26,559	18,769
Income from discontinued operations, net of tax	412	8	(204)	402
Net income	11,766	31,233	26,355	19,171
Earnings (loss) per common share:
Basic earnings per common share from continuing operations	$0.32	$0.86	$0.73	$0.52
Basic earnings per common share from discontinued operations	0.01	—	(0.01)	0.02
Basic earnings per common share	$0.33	$0.86	$0.72	$0.54
Diluted earnings per common share from continuing operations	$0.31	$0.85	$0.72	$0.52
Diluted earnings per common share from discontinued operations	0.01	—	(0.01)	0.01
Diluted earnings per common share	$0.32	$0.85	$0.71	$0.53
Fiscal Year 2013(1)(3)
Revenues	$132,526	$137,811	$132,915	$144,893
Operating income	43,817	46,448	37,188	43,650
Income from continuing operations(4)	3,928	20,266	17,796	22,087
Income from discontinued operations, net of tax(5)	2,231	3,564	41,368	153
Net income	6,159	23,830	59,164	22,240
Earnings per common share:
Basic earnings per common share from continuing operations	$0.11	$0.56	$0.49	$0.62
Basic earnings per common share from discontinued operations	0.06	0.10	1.15	—
Basic earnings per common share	$0.17	$0.66	$1.64	$0.62
Diluted earnings per common share from continuing operations	$0.11	$0.55	$0.49	$0.61
Diluted earnings per common share from discontinued operations	0.06	0.10	1.12	—
Diluted earnings per common share	$0.17	$0.65	$1.61	$0.61

(1)	The sum of the four quarters may not equal annual results due to rounding.

(2)
Results for the quarter ended June 30, 2014 were favorably impacted by record effective dayrates achieved by the Company's MPSV fleet and contributions from vessels delivered under the Company's fifth OSV newbuild program. The results for the quarter ended December 31, 2014 were unfavorably impacted by soft market conditions for OSVs in the GoM.

(3)
Results for the quarter ended September 30, 2013 were unfavorably impacted by the mobilization of four 240 class vessels from Brazil to the GoM. During the third quarter of 2013, the Company recorded mobilization expenses of approximately $2.3 million for such vessels. Results for the quarter ended December 31, 2013 were favorably impacted by then improved market conditions for the Company's MPSVs and three vessels working in Latin America. Also, the results for the quarter ended December 31, 2013 includes deliveries of three vessels under the Company's fifth OSV newbuild program.

(4)
During the first quarter of 2013, the Company recorded a loss on early extinguishment of debt of approximately $24.3 million ($15.2 million after-tax or $0.42 per diluted share) due to the tender offer purchase of approximately 94% of its 2017 senior notes. See Note 6 for further discussion.

(5)
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately of $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 25, 2015.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 25, 2015
(Todd M. Hornbeck)

/S/ JAMES O. HARP, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2015
(James O. Harp, Jr.)

/S/ LARRY D. HORNBECK	Director	February 25, 2015
(Larry D. Hornbeck)

/S/ BRUCE W. HUNT	Director	February 25, 2015
(Bruce W. Hunt)

/S/ STEVEN W. KRABLIN	Director	February 25, 2015
(Steven W. Krablin)

/S/ PATRICIA B. MELCHER	Director	February 25, 2015
(Patricia B. Melcher)

/S/ KEVIN O. MEYERS	Director	February 25, 2015
(Kevin O. Meyers)

/S/ JOHN T. RYND	Director	February 25, 2015
(John T. Rynd)

/S/ BERNIE W. STEWART	Director	February 25, 2015
(Bernie W. Stewart)

/S/ NICHOLAS L. SWYKA JR.	Director	February 25, 2015
(Nicholas L. Swyka, Jr.)

S - 1

Exhibit Index

Exhibit Number		Description of Exhibit
2.1	—
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

4.3	—
Indenture, dated March 16, 2012 among Hornbeck Offshore Services, Inc., as issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of 5.875% Senior Notes due 2020) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 21, 2012).

4.4	—
First Supplemental Indenture, dated March 30, 2012 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 8.000% Senior Notes due 2017) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 4, 2012).

4.5	—
Indenture dated as of August 13, 2012 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.500% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.6	—
Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.7	—
Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.8	—
Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.9	—
Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.10	—
Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.11	—
Confirmation of Additional Base Call Option Transaction dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.12	—
Confirmation of Base Warrant dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

Exhibit Number		Description of Exhibit
4.13	—
Confirmation of Base Warrant dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.14	—
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
Confirmation of Additional Warrants dated as of August 8, 2012 by and between Hornbeck Offshore Services, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

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

4.19	—
Indenture governing the 5.000% Notes, dated March 28, 2013 among Hornbeck Offshore Services, Inc., as issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of 5.000% Senior Notes due 2021) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

4.20	—
Exchange and Registration Rights Agreement, dated as of March 28, 2013, among Hornbeck Offshore Services, Inc., the guarantors party thereto and Barclays Capital Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

4.21	—
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

10.23	—	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009).
10.24†	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).
10.25†	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the period ended December 31, 2004).
10.26†	—	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the period ended December 31, 2004).
10.27†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).
10.28†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number		Description of Exhibit
10.29†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).
10.30†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).
10.31†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).
10.32†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010).
10.33	—
Vessel Construction Agreement dated November 14, 2011 by and between Hornbeck Offshore Services, Inc. and VT Halter Marine, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the period ended December 31, 2011). (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.34	—
Consulting Agreement dated February 14, 2012 by and between Hornbeck Offshore Services, Inc. and Larry D. Hornbeck (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2011).

10.35	—
Amendment No. 3 to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 24, 2013).

10.36	—
Purchase Agreement dated March 14, 2013 by and among Hornbeck Offshore Services, Inc., Energy Services Puerto Rico, LLC, Hornbeck Offshore Operators, LLC, Hornbeck Offshore Services, LLC, Hornbeck Offshore Transportation, LLC, Hornbeck Offshore Trinidad & Tobago, LLC, HOS-IV, LLC and HOS Port, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 15, 2013).

10.37	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2014).
10.38	—
Second Amended and Restated Credit Agreement dated as of February 6, 2015 by and among the Company and one of its subsidiaries, Hornbeck Offshore Services, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2015).

10.39	—
Second Amended and Restated Guaranty and Collateral Agreement dated as of February 6, 2015 by and among the Company, one of its subsidiaries, Hornbeck Offshore Services, LLC, each of the guarantors signatory thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2015).

10.40	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014).
*21	—	Subsidiaries of the Company
*23.1	—	Consent of Ernst & Young LLP
*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	—	Interactive Data File

*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

E - 4