Form 10-Q
period 2015-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2015-05-08
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2015 was 35,703,701.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$279,458	$185,123
Accounts receivable, net of allowance for doubtful accounts of $3,033 and $3,693, respectively	111,613	130,969
Deferred tax assets, net	37,387	45,531
Assets held for sale	26,894	—
Other current assets	24,838	20,049
Current assets from discontinued operations	—	470
Total current assets	480,190	382,142
Property, plant and equipment, net	2,421,026	2,459,486
Deferred charges, net	60,651	68,953
Other assets	11,926	11,870
Total assets	$2,973,793	$2,922,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,800	$42,404
Accrued interest	13,490	14,890
Accrued payroll and benefits	11,232	14,830
Deferred revenue	1,057	1,561
Other accrued liabilities	17,262	9,359
Current liabilities from discontinued operations	—	1
Total current liabilities	83,841	83,045
Long-term debt, net of original issue discount of $49,104 and $51,528 respectively	1,075,896	1,073,472
Deferred tax liabilities, net	404,756	392,492
Other liabilities	2,465	1,117
Long-term liabilities of discontinued operations	—	1,560
Total liabilities	1,566,958	1,551,686
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,693 and 35,557 shares issued and
outstanding, respectively	357	356
Additional paid-in-capital	736,813	736,294
Retained earnings	670,870	635,017
Accumulated other comprehensive loss	(1,205)	(902)
Total stockholders’ equity	1,406,835	1,370,765
Total liabilities and stockholders’ equity	$2,973,793	$2,922,451

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues	$134,624	$136,585
Costs and expenses:
Operating expenses	61,420	68,581
Depreciation	19,984	16,185
Amortization	7,486	13,175
General and administrative expenses	11,892	13,685
	100,782	111,626
Gain on sale of assets	33,056	69
Operating income	66,898	25,028
Other income (expense):
Interest income	214	364
Interest expense	(10,262)	(7,232)
Other income (expense), net	440	(77)
	(9,608)	(6,945)
Income before income taxes	57,290	18,083
Income tax expense	21,437	6,729
Income from continuing operations	35,853	11,354
Income from discontinued operations, net of tax	—	412
Net income	$35,853	$11,766
Earnings per share:
Basic earnings per common share from continuing operations	$1.01	$0.32
Basic earnings per common share from discontinued operations	—	0.01
Basic earnings per common share	$1.01	$0.33
Diluted earnings per common share from continuing operations	$0.99	$0.31
Diluted earnings per common share from discontinued operations	—	0.01
Diluted earnings per common share	$0.99	$0.32
Weighted average basic shares outstanding	35,630	36,169
Weighted average diluted shares outstanding	36,116	36,717

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$35,853	$11,766
Other comprehensive income:
Foreign currency translation income (loss)	(302)	96
Total comprehensive income	$35,551	$11,862

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$35,853	$11,354
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	19,984	16,185
Amortization	7,486	13,175
Stock-based compensation expense	1,972	2,631
Provision for bad debts	(660)	(68)
Deferred tax expense	21,450	6,084
Amortization of deferred financing costs	2,444	1,956
Gain on sale of assets	(33,056)	(69)
Changes in operating assets and liabilities:
Accounts receivable	19,704	5,843
Other receivables and current assets	(4,422)	(8,815)
Deferred drydocking charges	(2,553)	(9,915)
Accounts payable	(6,767)	12,497
Accrued liabilities and other liabilities	1,403	(12,904)
Accrued interest	(1,400)	(1,250)
Net cash provided by operating activities	61,438	36,704
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(52,617)	(114,067)
Net proceeds from sale of assets	114,000	76
Vessel capital expenditures	(21,843)	(14,656)
Non-vessel capital expenditures	(4,388)	(556)
Net cash provided by (used in) investing activities	35,152	(129,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	—	248
Deferred financing costs	(1,953)	—
Net cash proceeds from other shares issued	—	90
Net cash provided by (used in) financing activities	(1,953)	338
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	826
Net cash provided by investing activities	—	1,288
Net cash provided by discontinued operations	—	2,114
Effects of exchange rate changes on cash	(302)	96
Net increase (decrease) in cash and cash equivalents	94,335	(89,951)
Cash and cash equivalents at beginning of period	185,123	439,291
Cash and cash equivalents at end of period	$279,458	$349,340
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$14,032	$13,882
Cash paid for income taxes	$1,373	$937

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Recent Accounting Pronouncements
On April 7, 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30). The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. ASU No. 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company has approximately $19.0 million of debt issuance costs that will be subject to this accounting standard. The Company is evaluating the effect of this new standard on its financial statements.
On May 28, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, "Revenue Recognition." ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is not permitted. The Company is evaluating the effect of this new standard on its financial statements.

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

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$35,853	$11,354
Income from discontinued operations, net of tax (1)	—	412
Net income	$35,853	$11,766
Weighted average number of shares of common stock outstanding	35,630	36,169
Add: Net effect of dilutive stock options and unvested restricted stock (2)(3)(4)	486	548
Weighted average number of dilutive shares of common stock outstanding	36,116	36,717
Earnings per common share:
Basic earnings per common share from continuing operations	$1.01	$0.32
Basic earnings per common share from discontinued operations	—	0.01
Basic earnings per common share	$1.01	$0.33
Diluted earnings per common share from continuing operations	$0.99	$0.31
Diluted earnings per common share from discontinued operations	—	0.01
Diluted earnings per common share	$0.99	$0.32

(1)	On August 29, 2013, the Company closed the sale of its Downstream segment.

(2)
For the three months ended March 31, 2015, the Company had 337 anti-dilutive stock options. For the three months ended March 31, 2014, the Company had no anti-dilutive stock options. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(3)
For the three months ended March 31, 2015 and 2014, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(4)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 7 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

4. Assets Held for Sale

On February 27, 2015, the Company closed on the sale of three 250EDF class OSVs, the HOS Arrowhead, the HOS Eagleview and the HOS Westwind, which were previously chartered to the U.S. Navy, for cash consideration of $114.0 million. The sale resulted in a pre-tax gain of approximately $33.1 million ($20.7 million after-tax or $0.57 per diluted share). The vessel purchase agreement includes an option for the acquisition of a fourth vessel currently under charter to the U.S. Navy, the HOS Black Powder. This purchase option expires on September 30, 2016. In recognition of the purchase option for the HOS Black Powder, the Company has accounted for this vessel as an asset held for sale. As of December 31, 2014, this vessel and its deferred regulatory drydocking costs were included in the Company's fixed assets and deferred charges in the amounts of $25.9 million and $1.2 million, respectively. As of March 31, 2015, the asset and its deferred regulatory drydocking costs are classified as assets held for sale. The Company has suspended its depreciation and amortization for the vessel until the purchase option is exercised, which is expected to occur on or before September 30, 2015.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2015	December 31, 2014
5.875% senior notes due 2020	$375,000	$375,000
5.000% senior notes due 2021	450,000	450,000
1.500% convertible senior notes due 2019, net of original issue discount of $49,104 and $51,528	250,896	248,472
Revolving credit facility due 2020	—	—
	1,075,896	1,073,472
Less current maturities	—	—
	$1,075,896	$1,073,472
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
Revolving Credit Facility

On February 6, 2015, the Company amended and restated its revolving credit facility. The key changes to the Company’s revolving credit facility were effective commencing with the fiscal quarter ended December 31, 2014 and are noted below:

•	extend the maturity from November 2016 to February 2020, unless the Company’s 2020 senior notes remain outstanding on October 1, 2019, in which case the facility will mature on such date;

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s revolving credit facility, the Company has the option of borrowing at a variable rate of interest equal to (i) the London Interbank Offered Rate, or LIBOR, plus a margin of 2.0% to 3.0% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a new total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. Unused commitment fees are payable quarterly at the annual rate ranging from 37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the the defined total debt-to-capitalization ratio.
As of March 31, 2015, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.5 million posted as letters of credit. As of March 31, 2015, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,125.0 million, $1,075.9 million and $918.8 million, respectively, as of March 31, 2015. Given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2 of the three-level valuation hierarchy.
Capitalized Interest
During the three months ended March 31, 2015, the Company capitalized approximately $5.8 million of interest costs related to the construction of vessels. During the three months ended March 31, 2014, the Company capitalized approximately $8.7 million of interest costs related to the construction of vessels.

6. Repurchases of Common Stock

On October 28, 2014, the Company's Board of Directors authorized the Company to repurchase up to $150.0 million in shares of its common stock using different methods including, but not limited to, open-market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The timing and amount of the repurchases will depend on several factors, such as market conditions, applicable legal requirements, available liquidity, the discretion of management and other appropriate factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. The Company did not repurchase any shares of common stock during the first quarter of 2015. As of March 31, 2015, the Company incurred roughly $25.0 million to repurchase and retire 891,396 shares at an average price of $28.05 per share, which represents roughly 2.5% of the Company's total shares outstanding prior to the commencement of the program.

7. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.2 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of March 31, 2015, the Company has granted 4.0 million shares of common stock under such plan. The Company is currently seeking stockholder approval to increase the maximum

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

number of shares available under its current long-term compensation plan by 750,000 to 4,950,000. The results of this proposal will be known at the Company's annual stockholder meeting on June 18, 2015.
During the three months ended March 31, 2015, the Company granted cash-settled phantom restricted stock units, time-based restricted stock units, performance-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Cash-settled phantom restricted stock units		X	X
Time-based restricted stock units		X
Performance-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based restricted stock units are calculated based on the Company’s performance compared to three pre-determined criteria, as defined by the restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company’s performance. During the three months ended March 31, 2015, the Company granted 348,216 time-based and performance-based restricted stock units, 42,692 cash-settled phantom restricted stock units and 11,072 shares of fully-vested common stock.
Compensation expense related to 2015 restricted stock unit grants is recognized over the three-year service period. The fair value of the Company’s performance-based restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and cash-settled phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2015, the Company granted performance-based and time-based restricted stock units in 2012, 2013 and 2014. During the three months ended March 31, 2015, the Company issued 136,046 shares, in the aggregate, of stock due to: 1) vestings of restricted stock units and 2) the issuance of fully-vested common stock.
Stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2015	2014
Income before taxes	$1,972	$2,631
Net income	$1,234	$1,653
Earnings per common share:
Basic earnings per common share	$0.03	$0.05
Diluted earnings per common share	$0.03	$0.05

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. This program now consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of March 31, 2015, the Company had placed 16 vessels in service under such program. The eight remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: five in the remainder of 2015 and three in 2016. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,265.0 million, of which $140.4 million and $44.4 million are expected to be incurred in the remainder of 2015 and fiscal 2016, respectively. From the inception of this program through March 31, 2015, the Company had incurred construction costs of approximately $1,080.2 million, or 85.4%, of total expected project costs.
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
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company. As a result, this assignment may be interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million.  The Company disagrees with this interpretation. As of March 31, 2015, these potential duties have not been assessed or recorded in its financial statements.  While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q.
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
General

During the latter half of 2014 and in early 2015, oil prices have fallen precipitously from a prevailing price during most of 2014 of over $90 per barrel to a trading range of $45 to $60 per barrel. The drop in oil price appears to be due to surplus oil, driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. As a result of the reduction in oil prices, oil companies have significantly reduced their capital spending budgets for 2015. Several major and independent oil companies with deepwater operations have announced capital spending reductions. We believe that the long-term nature of deepwater projects insulates them, somewhat, from a short-term fall in oil prices and that sanctioned or on-going projects will proceed. However, deepwater activities will be affected by lower prices, even if they are affected less than other activities. We have experienced requests by our deepwater customers for price reductions in order to help mitigate the impact that lower commodity prices are having and will continue to have on oil company operating results and cashflows. In addition, sustained low commodity prices may cause un-sanctioned projects to be delayed or canceled altogether, which could be manifested in less activity later, even if oil prices recover. We cannot predict whether, and to what extent, or when oil prices will improve. Many of our operations are in support of deepwater projects that are in their final stages or of projects that do not involve deepwater and are more susceptible to immediate wind-down. In addition, shelf drilling activity in the GoM has declined substantially. The lack of a shelf market has impacted us in two ways. First, our low-spec DP-1 vessels in the GoM principally support shelf activities. Second, in prior periods of market over capacity, high-spec equipment has been able to displace low-spec equipment working on the shelf. However, that alternative market has deteriorated considerably.
The rapid decline in global oil prices has created great uncertainty in the industry for all of our core markets in 2015. In the GoM, aggressive cost cutting measures employed by our customers and the increased supply of high-spec OSVs have placed pressure on dayrates across the entire fleet. We expect 37 high-spec OSVs to deliver into the domestic market during 2015, including six of our own. During the first quarter of 2015, there was an average of roughly 50 floating rigs available in the GoM, while an average of 42 were working. As of April 30, 2015, there were 48 rigs available and 40 were working. However, nine floating rigs have contracts that will expire during the remainder of 2015 and one is scheduled to leave the region. We do not know whether the remaining eight rigs will receive contract renewals for operations in the GoM. We also expect seven new rigs to arrive in the GoM during 2015, all of which are contracted. We have recently observed that, following arrival in the GoM, it can take several months for a rig to commence work, and, therefore, we do not know the timing of when operations of newly arrived rigs will begin. Given these market conditions, we anticipate our average dayrates and utilization levels to be adversely affected compared to our 2013 and 2014 results.
In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the deepwater GoM given the current oil price environment. We will continue to explore opportunities to place additional vessels into Mexico to support Pemex in its ongoing shallow water activity.
In Brazil, lower oil prices combined with a significant corruption probe involving Petrobras and certain of its vendors have combined to create substantial uncertainty over the pace at which Petrobras can proceed with previously announced plans. The four vessels we currently have operating under long-term charter for Petrobras will end their initial term in the second half of 2015. It remains unclear whether Petrobras intends to open negotiations for extending the charters for those vessels or, given the current oil price environment, will choose to allow the contracts to expire.
During the fourth quarter of 2014, in recognition of these weak market conditions, we cold-stacked five 200 class OSVs and sold one such vessel. We have stacked two additional 200 class OSVs and eleven 240 class OSVs thus far in 2015. By stacking vessels, we expect to significantly reduce our cash outlays, however, we will also have fewer revenue-producing units in service that can potentially contribute to our results. We may choose to stack additional vessels if market conditions deteriorate further.

Contract Coverage
As of April 29, 2015, we had 36% of our new generation OSV vessel-days contracted for the remainder of 2015. Our forward OSV contract coverage for the fiscal year ending December 31, 2016 currently stands at 7%. MPSV contract coverage for the remainder of 2015 and for fiscal 2016 is currently 29% and 0%, respectively.

Our Vessels
All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for eight foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of March 31, 2015, our 47 active new generation OSVs and five MPSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	29
Other U.S. coastlines (1)	3
32
Foreign
Brazil	4
Mexico	12
Middle East	1
Europe	1
Other Latin America	2
20
Total Vessels (2)	52

(1) Includes three vessels that are currently supporting the military.
(2) Excluded from this table are 13 new generation OSVs and one non-core conventional OSV that were stacked as of March 31, 2015.

Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

	Three Months Ended March 31,
	2015	2014
Offshore Supply Vessels:
Average number of new generation OSVs (1)	61.4	54.2
Average number of active new generation OSVs (2)	51.9	54.2
Average new generation OSV fleet capacity (DWT)	208,495	157,296
Average new generation OSV capacity (DWT)	3,395	2,901
Average new generation OSV utilization rate (3)	64.7%	75.3%
Effective new generation OSV utilization rate (4)	76.6%	75.3%
Average new generation OSV dayrate (5)	$26,705	$26,237
Effective dayrate (6)	$17,278	$19,756

(1)
We owned 60 new generation OSVs as of March 31, 2015. Excluded from this data is one stacked conventional OSV that we consider to be a non-core asset. Also excluded from this data are five MPSVs owned and operated by the Company. During the first three months of 2015, we placed in service two 320 class OSVs, the HOS Caledonia and the HOS Crestview.

(2)
In response to weak market conditions, we elected to stack 13 new generation OSVs on various dates during the fourth quarter of 2014 and the first quarter of 2015. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

(3)	Average utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(4)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.

(5)
Average new generation OSV dayrates represent average revenue per day, which includes charter hire, crewing services, and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.

(6)	Effective dayrate represents the average dayrate multiplied by the utilization rate for the respective period.

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

The following table provides the detailed components of EBITDA from continuing operations as we define that term for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Components of EBITDA:
Income from continuing operations	$35,853	$11,354
Interest expense, net
Debt obligations	10,262	7,232
Interest income	(214)	(364)
Total interest, net	10,048	6,868
Income tax expense	21,437	6,729
Depreciation	19,984	16,185
Amortization	7,486	13,175
EBITDA from continuing operations	$94,808	$54,311
The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
EBITDA Reconciliation to GAAP:
EBITDA from continuing operations	$94,808	$54,311
Cash paid for deferred drydocking charges	(2,553)	(9,915)
Cash paid for interest	(14,032)	(13,882)
Cash paid for taxes	(1,373)	(937)
Changes in working capital	16,332	4,633
Stock-based compensation expense	1,972	2,631
Changes in other, net	(33,716)	(137)
Net cash flows provided by operating activities	$61,438	$36,704
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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2015 and 2014, respectively (in thousands):
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense	$1,972	$2,631
Interest income	214	364
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

Summarized financial information for the three months ended March 31, 2015 and 2014, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$ Change	% Change
Revenues:
Domestic	$93,026	$117,070	$(24,044)	(20.5)%
Foreign	41,598	19,515	22,083	>100%
	134,624	136,585	(1,961)	(1.4)%
Operating expenses	61,420	68,581	(7,161)	(10.4)%
Depreciation and amortization	27,470	29,360	(1,890)	(6.4)%
General and administrative expenses	11,892	13,685	(1,793)	(13.1)%
	100,782	111,626	(10,844)	(9.7)%
Gain on sale of assets	33,056	69	32,987	>100%
Operating income	66,898	25,028	41,870	>100%
Interest expense	10,262	7,232	3,030	41.9%
Interest income	214	364	(150)	(41.2)%
Income tax expense	21,437	6,729	14,708	>100%
Income from continuing operations	35,853	11,354	24,499	>100%
Income from discontinued operations, net of tax	—	412	(412)	(100.0)%
Net income	$35,853	$11,766	$24,087	>100%
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenues. Revenues for the three months ended March 31, 2015 decreased by $2.0 million, or 1.4%, to $134.6 million compared to the same period in 2014. Our weighted-average active operating fleet for the three months ended March 31, 2015 and 2014 was 57 and 58 vessels, respectively. The decrease in revenues was primarily due to soft spot market conditions in the GoM, which led to our decision to stack 18 OSVs on various dates in the fourth quarter of 2014 and thus far in 2015. For the three months ended March 31, 2015, we had an average of 9.5 vessels stacked compared to none in the prior-year quarter. This decrease in revenue was partially offset by $18.1 million in revenue earned from the full or partial-period contribution of 12 vessels that were placed in service since December 2013 under our fifth OSV newbuild program. Average new generation OSV dayrates were $26,705 for the first three months of 2015 compared to $26,237 for the same period in 2014, an increase of $468, or 1.8%. Our new generation OSV utilization was 64.7% for the first three months of 2015 compared to 75.3% for the same period in 2014. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM spot market and the incremental vessels that were stacked during the current-year quarter. Our high-spec OSVs incurred 58 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 266 days during the first quarter of 2015. Excluding stacked vessel days, our new generation OSV effective utilization was 76.6% and 75.3% for the same periods, respectively. Domestic revenues decreased $24.0 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our fleet during the three months ended March 31, 2015 and March 31, 2014, respectively, and the stacking of vessels in late 2014 and early 2015. Foreign revenues increased $22.1 million primarily due to ten incremental vessels operating in foreign regions during the three months ended March 31, 2015 compared to the year-ago period. Foreign revenues for the first three months of 2015 comprised 30.9% of our total revenues compared to 14.3% for the year-ago period.
Operating Expenses. Operating expenses were $61.4 million, a decrease of $7.2 million, or 10.5%, for the three months ended March 31, 2015 compared to $68.6 million for the same period in 2014. Operating expenses were driven lower by vessels that were idled or stacked since late 2014, which resulted in a substantial reduction in mariner headcount. This decrease was partially offset by $11.5 million of operating costs related to the full or partial-period contribution from vessels added to our fleet since December 2013. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $253.0 million to $268.0 million for the year ending December 31, 2015. The cash operating expense estimate above is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our current spot vessels into international markets or back to the GoM from international markets, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization was $1.9 million, or 6.4%, lower for the three months ended March 31, 2015 compared to the same period in 2014. Depreciation increased by $3.8 million primarily due to the contribution of 12 vessels that were placed in service on various dates since December 2013. The depreciation increase was more than offset by a decrease in amortization expense of $5.7 million, which was largely due to $4.3 million of incremental amortization recorded for the accelerated regulatory drydocking of vessels during the first three months of 2014. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative, or G&A, expenses of $11.9 million, or 8.8% of revenues, was $1.8 million lower during the three months ended March 31, 2015 compared to the same period in 2014. The decrease in G&A expense was primarily due to the cancellation of performance-based RSUs that did not achieve their performance vesting criteria, a reduction in bad debt reserves and lower shoreside compensation. Our G&A expenses are expected to be in the approximate annual range of $50.0 million to $55.0 million for the year ending December 31, 2015. For future periods, we expect to remain within our historical range of G&A-to-revenue margins, as well as those of our domestic public OSV peer group.
Gain on Sale of Assets. During the first three months of 2015, we completed the sale of three 250EDF class OSVs, the HOS Arrowhead, the HOS Eagleview and the HOS Westwind, to the U.S. Navy for cash consideration of $114.0 million. The sale resulted in a pre-tax gain of approximately $33.1 million ($20.7 million after-tax or $0.57 per diluted share). There was no gain or loss on sale of assets in the same period in 2014.
Operating Income. Operating income increased by $41.9 million, or 167.6%, to $66.9 million during the three months ended March 31, 2015 compared to the same period in 2014 for the reasons discussed above. Operating income as a percentage of revenues was 49.7% for the three months ended March 31, 2015 compared to 18.3% for the same period in 2014. Excluding the gain on sale of assets, our operating income for the first quarter of 2015 would have been $33.8 million, or 25.1% of revenues.
Interest Expense. Interest expense increased $3.0 million during the three months ended March 31, 2015 compared to the same period in 2014, primarily due to our capitalizing a lower percentage of interest compared to the prior-year period. During the three months ended March 31, 2015, we recorded $5.8 million of capitalized construction period interest, or roughly 36% of our total interest costs, compared to having capitalized $8.7 million, or roughly 55% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.2 million during the three months ended March 31, 2015, compared to $0.4 million for the three months ended March 31, 2014. Our average cash balance decreased to $245.4 million for the three months ended March 31, 2015 compared to $391.8 million for the same period in 2014. The average interest rate earned on our invested cash balances was 0.4% during the three months ended March 31, 2015 and 2014, respectively. The decrease in average cash balance was primarily due to cash outflows associated with our fifth OSV newbuild program in 2014.
Income Tax Expense. Our effective tax rate was 37.4% and 37.2% for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Income from Continuing Operations. Operating performance increased by $24.5 million for reported income from continuing operations of $35.9 million for the three months ended March 31, 2015 compared to the same period during 2014. Excluding the gain on sale of assets, income from continuing operations would have been $15.2 million for the three months ended March 31, 2015 compared to $11.4 million for the same period in 2014. This increase in income from continuing operations for the three months ended March 31, 2015 was primarily due to a decrease in operating, G&A, and amortization expenses discussed above that were partially offset by lower revenues due to soft spot market conditions in the GoM.
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions or stock repurchases. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2015.
We have reviewed all of our debt agreements, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has not been materially impacted and we do not expect that it will be materially impacted in the near future due to such volatility. Together with cash on-hand, we expect to generate sufficient cash flow from operations to cover all of our growth capital expenditures for the remaining eight HOSMAX vessels under construction, commercial-related capital expenditures, and all of our annually recurring cash debt service, maintenance capital expenditures and cash income taxes through the completion of the newbuild program, as well as discretionary share repurchases from time to time, without ever having to use our currently undrawn revolving credit facility. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020, and 2021, respectively.
As of March 31, 2015, we had total cash and cash equivalents of $279.5 million and a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of March 31, 2015. We also expect to receive an additional $38.0 million in cash proceeds from the anticipated sale of the fourth 250EDF class OSV to the U.S. Navy during the third quarter of 2015.
On February 6, 2015, we amended and extended the maturity of our existing revolving credit facility to February 2020, provided that, if the 2019 convertible senior notes remain outstanding on March 1, 2019, the Company is required to maintain a specified minimum liquidity level until after the redemption or refinancing of the convertible senior notes, which mature on September 1, 2019. As of March 31, 2015, we had posted letters of credit for $0.5 million and had $299.5 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the primary intended use of the facility is the potential future construction or acquisition of assets that generate additional EBITDA.
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock from time to time, $25 million of which was used to buy-back 891,396 shares during the fourth quarter of 2014. There were no such repurchases during the three months ended March 31, 2015. Any future repurchases under this program will be funded from our cash on-hand, cash flow from operations and/or cash proceeds from the divestiture of non-core assets.
Although we expect to continue generating positive working capital through our operations, events beyond our control, such as a further significant decline in commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, further declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the “Forward Looking Statements” on page ii and the Risk Factors stated in Item 1A of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows. Should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $61.4 million for the three months ended March 31, 2015 and $36.7 million for the same period in 2014. Operating cash flows for the first three months of 2015 were favorably impacted by an increase in customer collections of outstanding accounts receivable balances combined with lower cash outflows for regulatory drydocking expenses compared to the year-ago period.
Investing Activities. Net cash provided by investing activities was $35.2 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $129.2 million for the same period in 2014. Cash provided during the first three months of 2015 resulted from the sale of three 250EDF class OSVs to the the U.S. Navy partially offset by construction costs incurred for our fifth OSV newbuild program. Cash used in 2014 primarily consisted of construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash used by financing activities was $2.0 million for the three months ended March 31, 2015 compared to cash provided by financing activities of $0.3 million for the same period in 2014. Net cash used by financing activities for the three months ended March 31, 2015 primarily resulted from deferred financing costs related to the amendment and extension of our existing $300 million revolving credit facility. Net cash provided by financing activities for the three months ended March 31, 2014 primarily resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plan.
Contractual Obligations
Debt
As of March 31, 2015, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020 (1)	$375,000	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021 (1)	450,000	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $49,104	250,896	6.23%	2,300	March 1 and September 1
	$1,075,896

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On February 6, 2015, we amended and extended our revolving credit facility to extend the maturity date, modify covenants and reduce the collateral coverage of such facility. The $300.0 million revolving credit facility remains undrawn as of April 20, 2015. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to (i) London Interbank Offered Rate, or LIBOR, plus a margin of 2.0% to 3.0% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a new total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. The applicable LIBOR margin for the amended revolving credit facility ranges from 200 to 300 basis points. Unused commitment fees are payable quarterly at the annual rate of

37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined total debt-to-capitalization ratio. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 5 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the three months ended March 31, 2015, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the three months ended March 31, 2015, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the three months ended March 31, 2015 and since such program’s inception, respectively, as well as the estimated total project costs for our current expansion program (in millions):

	Three Months Ended March 31, 2015	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$47.8	$1,080.2	$1,265.0	2Q2013-4Q2016

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of March 31, 2015, we had placed 16 vessels in service under such program. The remaining eight vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: five during the remainder of 2015 and three during 2016.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance and other capital expenditures, for the three months ended March 31, 2015 and 2014, respectively, and a forecast for fiscal 2015 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2015
	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$2.6	$9.9	$15.7
Other vessel capital improvements (2)	2.2	7.1	3.6
	4.8	17.0	19.3
Other Capital Expenditures
200 class OSV retrofit program	—	0.1	—
Commercial-related vessel improvements (3)	19.6	7.4	32.2
Miscellaneous non-vessel additions (4)	4.4	0.6	30.3
	24.0	8.1	62.5
Total	$28.8	$25.1	$81.8

(1)	Deferred drydocking charges for 2015 include the projected recertification costs for seven OSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Commercial-related vessel improvements include items, such as the addition of cranes, ROVs, helidecks, living quarters and other specialized vessel equipment; the modification of vessel capacities or capabilities, such as DP upgrades and mid-body extensions, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(4)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including significant and sustained or additional declines in oil and natural gas prices; a sustained weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels; further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing, or might acquire; the inability of the Company to complete a sale to the U.S. Navy of one additional vessel or the government's cancellation or non-renewal of the operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels chartered in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; industry risks; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; less than expected growth in Mexican offshore activities; age restrictions imposed on our vessels by PEMEX; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets; the level of fleet additions by the Company and its competitors that could result in over capacity in the markets in which the Company competes; economic and political risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, as needed, including vessel personnel for active, and newly constructed vessels; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; or fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In a ddition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will effect share repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1—Legal Proceedings
None.

Item 1A—Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3—Defaults Upon Senior Securities
None.

Item 4—Mine Safety Disclosures
None.

Item 5—Other Information
Amended and Restated Indemnification Agreement
On May 7, 2015, the Company entered into an Amended and Restated Indemnification Agreement, or the Restated Indemnification Agreement, with Larry D. Hornbeck, one of our directors, Joan M. Hornbeck and Hornbeck Family Ranch, LP, which amended and restated a prior indemnification agreement. The Restated Indemnification Agreement provides for indemnification by the Company of such parties as well as certain other indemnitees, including the Company’s Chairman, President and Chief Executive Officer, Todd M. Hornbeck, for any claims, demands, causes of action and damages that may arise out of the Company’s current and expanded use of the Hornbeck Family Ranch and related facilities and premises for Company functions such as client and vendor events, management retreats, Board of Director meetings and special Company promotional events. The Restated Indemnification Agreement also provides that the Company shall secure and maintain insurance coverage of the types and amounts sufficient to provide adequate protection against the liabilities that may arise under the Restated Indemnification Agreement. The Restated Indemnification Agreement was approved by the independent members of the Board of Directors on April 28, 2015. A copy of the Restated Indemnification Amendment is attached hereto as Exhibit 10.1.

Glossary of Terms Currently Used in Our SEC Filings
"2019 convertible senior notes" means 1.500% convertible senior notes due 2019;
"2020 senior notes" means 5.875% senior notes due 2020;
"2021 senior notes" means 5.000% senior notes due 2021;
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
“GoM” means the U.S. Gulf of Mexico;
"high-specification" or “high-spec” means, when referring to new generation OSVs, vessels with cargo-carrying capacity of greater than 2,500 DWT (i.e., 240 class OSV notations or higher), and dynamic-positioning systems with a DP-2 classification or higher; and, when referring to jack-up drilling rigs, rigs capable of working in 400-ft. of water depth or greater, with hook-load capacity of 2,000,000 lbs. or greater, with cantilever reach of 70-ft. or greater; and minimum quarters capacity of 150 berths or more and dynamic-positioning systems with a DP-2 classification or higher;
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
“long-term contract” means a time charter of one year or longer in duration at inception;
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

4.3	—
Indenture dated as of August 13, 2012 by and among Hornbeck Offshore Services, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (including form of 1.500% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.4	—
Confirmation of Base Call Option Transaction dated as of August 7, 2012 by and between Hornbeck Offshore Services, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

4.5	—
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

Exhibit Number		Description of Exhibit

4.8	—
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

4.13	—
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

4.17	—
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

*10.1	—	Amended and Restated Indemnification Agreement effective as of May 7, 2015 by and among the Company, Hornbeck Family Ranch, LP, Larry D. Hornbeck and Joan M. Hornbeck.

Exhibit Number		Description of Exhibit

10.2	—
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

10.3	—
Second Amended and Restated Guaranty and Collateral Agreement dated as of February 6, 2015 by and among the Company, one of its subsidiaries, Hornbeck Offshore Services, LLC, each of the guarantors signatory thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2015).

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

* Filed herewith.
** Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation
S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules or exhibits to the Securities and Exchange Commission upon request

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 8, 2015	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer