Form 10-Q
period 2015-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2015-11-06
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2015 was 35,849,293.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302,618	$185,123
Accounts receivable, net of allowance for doubtful accounts of $2,996 and $3,693, respectively	86,456	130,969
Deferred tax assets, net	5,347	45,531
Other current assets	15,762	20,049
Current assets from discontinued operations	—	470
Total current assets	410,183	382,142
Property, plant and equipment, net	2,516,894	2,459,486
Deferred charges, net	55,318	68,953
Other assets	15,301	11,870
Total assets	$2,997,696	$2,922,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,028	$42,404
Accrued interest	13,591	14,890
Accrued payroll and benefits	14,097	14,830
Deferred revenue	592	1,561
Other accrued liabilities	15,378	9,360
Total current liabilities	80,686	83,045
Long-term debt, net of original issue discount of $44,141 and $51,528, respectively	1,080,859	1,073,472
Deferred tax liabilities, net	389,520	392,492
Other liabilities	1,260	1,117
Long-term liabilities of discontinued operations	—	1,560
Total liabilities	1,552,325	1,551,686
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,834 and 35,557 shares issued and
outstanding, respectively	358	356
Additional paid-in-capital	744,526	736,294
Retained earnings	704,509	635,017
Accumulated other comprehensive loss	(4,022)	(902)
Total stockholders’ equity	1,445,371	1,370,765
Total liabilities and stockholders’ equity	$2,997,696	$2,922,451

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues	$116,281	$166,890	$387,351	$474,574
Costs and expenses:
Operating expenses	54,938	76,425	173,900	216,411
Depreciation	20,958	18,201	61,114	51,998
Amortization	6,392	10,810	20,192	33,916
General and administrative expenses	12,188	11,220	37,143	40,392
	94,476	116,656	292,349	342,717
Gain on sale of assets	11,004	—	44,060	161
Operating income	32,809	50,234	139,062	132,018
Other income (expense):
Interest income	381	233	988	880
Interest expense	(9,712)	(7,808)	(29,895)	(22,056)
Other income (expense), net	94	52	1,016	15
	(9,237)	(7,523)	(27,891)	(21,161)
Income before income taxes	23,572	42,711	111,171	110,857
Income tax expense	9,148	16,152	41,679	41,719
Income from continuing operations	14,424	26,559	69,492	69,138
Income (loss) from discontinued operations, net of tax	—	(204)	—	216
Net income	$14,424	$26,355	$69,492	$69,354
Earnings per share:
Basic earnings per common share from continuing operations	$0.40	$0.73	$1.95	$1.91
Basic loss per common share from discontinued operations	—	(0.01)	—	—
Basic earnings per common share	$0.40	$0.72	$1.95	$1.91
Diluted earnings per common share from continuing operations	$0.40	$0.72	$1.92	$1.89
Diluted loss per common share from discontinued operations	—	(0.01)	—	—
Diluted earnings per common share	$0.40	$0.71	$1.92	$1.89
Weighted average basic shares outstanding	35,832	36,318	35,723	36,247
Weighted average diluted shares outstanding	36,383	36,857	36,256	36,778

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$14,424	$26,355	$69,492	$69,354
Other comprehensive income:
Foreign currency translation income (loss)	(2,866)	(181)	(3,120)	44
Total comprehensive income	$11,558	$26,174	$66,372	$69,398

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$69,492	$69,138
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	61,114	51,998
Amortization	20,192	33,916
Stock-based compensation expense	7,957	8,417
Provision for bad debts	(697)	(475)
Deferred tax expense	41,516	41,018
Amortization of deferred financing costs	7,267	5,971
Gain on sale of assets	(44,060)	(161)
Changes in operating assets and liabilities:
Accounts receivable	44,910	(30,537)
Other current and long-term assets	1,185	(6,979)
Deferred drydocking charges	(12,034)	(39,648)
Accounts payable	(8,271)	(2,080)
Accrued liabilities and other liabilities	(2,804)	(9,635)
Accrued interest	(1,299)	(1,242)
Net cash provided by operating activities	184,468	119,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(152,415)	(275,150)
Net proceeds from sale of assets	152,000	103
Vessel capital expenditures	(47,460)	(41,862)
Non-vessel capital expenditures	(15,855)	(2,814)
Net cash used in investing activities	(63,730)	(319,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(2,089)	—
Net cash proceeds from other shares issued	1,966	2,403
Net cash provided by (used in) financing activities	(123)	2,403
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	790
Net cash provided by investing activities	—	1,288
Net cash provided by discontinued operations	—	2,078
Effects of exchange rate changes on cash	(3,120)	44
Net increase (decrease) in cash and cash equivalents	117,495	(195,497)
Cash and cash equivalents at beginning of period	185,123	439,291
Cash and cash equivalents at end of period	$302,618	$243,794
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$39,151	$39,150
Cash paid for income taxes	$3,331	$4,111

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. Recent Accounting Pronouncements
On April 7, 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30). The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. ASU No. 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company believes that the implementation of this new guidance will not have a material impact on its consolidated financial statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, "Revenue Recognition." On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application. The Company is evaluating the effect of this new standard on its financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$14,424	$26,559	$69,492	$69,138
Income (loss) from discontinued operations, net of tax (1)	—	(204)	—	216
Net income	$14,424	$26,355	$69,492	$69,354
Weighted average number of shares of common stock outstanding	35,832	36,318	35,723	36,247
Add: Net effect of dilutive stock options and unvested restricted stock (2)(3)(4)	551	539	533	531
Weighted average number of dilutive shares of common stock outstanding	36,383	36,857	36,256	36,778
Earnings per common share:
Basic earnings per common share from continuing operations	$0.40	$0.73	$1.95	$1.91
Basic loss per common share from discontinued operations	—	(0.01)	—	—
Basic earnings per common share	$0.40	$0.72	$1.95	$1.91
Diluted earnings per common share from continuing operations	$0.40	$0.72	$1.92	$1.89
Diluted loss per common share from discontinued operations	—	(0.01)	—	—
Diluted earnings per common share	$0.40	$0.71	$1.92	$1.89

(1)	On August 29, 2013, the Company closed the sale of its Downstream segment.

(2)
For the three and nine months ended September 30, 2015, the Company had 317 and 326 anti-dilutive stock options, respectively. For the three and nine months ended September 30, 2014, the Company had no anti-dilutive stock options. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(3)
For the three and nine months ended September 30, 2015 and 2014, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(4)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 6 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

4. Vessel Sales

On February 27, 2015, the Company closed on the sale of three 250EDF class OSVs, the HOS Arrowhead, the HOS Eagleview and the HOS Westwind, which were previously chartered to the U.S. Navy, for cash consideration of $114.0 million. The sale resulted in a pre-tax gain of approximately $33.1 million ($20.7 million after-tax or $0.57 per diluted share). The vessel purchase agreement included an option for the acquisition of a fourth vessel chartered to the U.S. Navy, the HOS Black Powder. On August 28, 2015, the Company closed on the sale of the HOS Black Powder for incremental cash consideration of $38.0 million. This sale resulted in a pre-tax gain of approximately $11.0 million ($6.7 million after-tax or $0.19 per diluted share).

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	September 30, 2015	December 31, 2014
5.875% senior notes due 2020	$375,000	$375,000
5.000% senior notes due 2021	450,000	450,000
1.500% convertible senior notes due 2019, net of original issue discount of $44,141 and $51,528	255,859	248,472
Revolving credit facility due 2020	—	—
	1,080,859	1,073,472
Less current maturities	—	—
	$1,080,859	$1,073,472
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
As of September 30, 2015, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.5 million posted as letters of credit. As of September 30, 2015, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of the Company’s total debt was $1,125.0 million, $1,080.9 million and $858.8 million, respectively, as of September 30, 2015. Given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2 of the three-level valuation hierarchy.
Capitalized Interest
During the three and nine months ended September 30, 2015, the Company capitalized approximately $6.3 million and $18.2 million, respectively, of interest costs related to the construction of vessels. During the three and nine months ended September 30, 2014, the Company capitalized approximately $8.2 million and $25.9 million, respectively, of interest costs related to the construction of vessels.

6. Incentive Compensation
Stock-Based Incentive Compensation Plan
In June 2015, the Company received stockholder approval to increase the maximum number of shares available under its long-term compensation plan by 750,000. The Company’s stock-based incentive compensation plan now covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of September 30, 2015, the Company has granted awards covering 4.0 million shares of common stock under such plan.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2015, the Company granted cash-settled phantom restricted stock units, time-based restricted stock units, performance-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Cash-settled phantom restricted stock units		X	X
Time-based restricted stock units		X
Performance-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based restricted stock units are calculated based on the Company’s performance compared to three pre-determined criteria, as defined by the restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company’s performance. During the nine months ended September 30, 2015, the Company granted 353,940 time-based and performance-based restricted stock units, 47,504 cash-settled phantom restricted stock units and 39,945 shares of fully-vested common stock.
Compensation expense related to 2015 restricted stock unit grants is recognized over the three-year service period. The fair value of the Company’s performance-based restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and cash-settled phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition, the cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2015, the Company granted performance-based and time-based restricted stock units in 2012, 2013 and 2014. During the nine months ended September 30, 2015, the Company issued 277,120 shares, in the aggregate, of stock due to: 1) employees exercising previously vested stock options, 2) vestings of restricted stock units, 3) employee purchases under the Company's Employee Stock Purchase Plan and 4) the issuance of fully-vested common stock.
Stock-based compensation expense charges from previously issued equity grants and the financial impact such grants have on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income before taxes	$3,183	$2,101	$7,957	$8,417
Net income	$1,948	$1,306	$4,973	$5,249
Earnings per common share:
Basic earnings per common share	$0.05	$0.04	$0.14	$0.14
Diluted earnings per common share	$0.05	$0.04	$0.14	$0.14

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies
Vessel Construction
The Company's fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of September 30, 2015, the Company had placed 17 vessels in service under such program. The seven remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: three in the remainder of 2015 and four in 2016. Based on current contracts and internal estimates, the aggregate cost of this program, excluding construction period interest, is expected to be approximately $1,265.0 million, of which $35.0 million and $60.6 million are expected to be incurred in the remainder of 2015 and 2016, respectively. From the inception of this program through September 30, 2015, the Company had incurred $1,169.4 million, or 92.4%, of total expected project costs.
The Company has experienced production deficiencies at two of the shipyards, at which three vessels are being constructed, and expects to invoke dispute resolution mechanisms against one of them, unless an acceptable resolution is reached. The Company has been informed by the other yard that it is experiencing financial difficulties. These difficulties could impact the schedule for delivery of vessels being constructed there. The Company has security from an investment-grade rated third-party that would support completion of the work should these financial problems persist.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company. As a result, this assignment has been interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million. The Company disagrees with this interpretation and related assessment. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision has been appealed to a higher court. As of September 30, 2015, these potential importation duties have not been recorded in its financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
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
General

During 2015, oil prices have remained in a trading range of $35 to $65 per barrel and an average of $50.62. The drop in oil price is due to surplus oil, driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. As a result of lower oil prices, major and independent oil companies with deepwater operations have significantly reduced their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs, including high-spec OSVs in our core markets, for the current market conditions, have resulted in reductions in both our dayrates and utilization. We cannot predict when and to what extent oil prices will improve.
In the GoM, 16 high-spec OSVs have been delivered into the domestic market during 2015, including three of our own. We expect an additional eight high-spec OSVs to be delivered into domestic service during 2016. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 198 of such vessels by the end of 2016. During the third quarter of 2015, there was an average of roughly 50 floating rigs available in the GoM, while an average of 37 were working. As of October 28, 2015, there were 52 rigs available and 44 were working. However, five floating rigs have contracts that will expire during the remainder of 2015 and one additional rig is scheduled to leave the region. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We do not expect any new rigs to arrive in the GoM during the fourth quarter of 2015. We have recently observed that, following arrival in the GoM, it can take several months for a rig to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin. Given these market conditions, we anticipate our average dayrates and utilization levels to be adversely affected compared to our 2013 and 2014 results. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We feel that once the current supply and demand fundamentals return to normal conditions that our results from operations will improve.
In recognition of these weak market conditions, we stacked 21 OSVs on various dates from October 2014 through September 30, 2015. Post quarter-end, we have stacked an additional six new generation OSVs to-date and expect to stack three additional vessels during the remainder of the fourth quarter of 2015. These vessel stackings represent 44.1% of our fleetwide vessel headcount, but only 30.0% of our total OSV and MPSV deadweight tonnage. By stacking vessels, we expect to significantly reduce our cash outlays and lower our risk profile, however, we will also have fewer revenue-producing units in service that can contribute to our results and contribute cash flows to cover our fixed costs and commitments. We may choose to stack additional vessels should market conditions warrant.
In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the deepwater GoM given the current oil price environment. Pemex budget reductions have resulted in contract cancellations and slower than expected growth in the market for our vessels in Mexico. We have noticed that Pemex is reviewing its vessel needs and, in certain circumstances, is not exercising options for vessels that are currently operating in its chartered fleet. Nevertheless, we consider Mexico to be a long-term market for our services, especially in light of energy reforms being carried out there. Despite current oil prices, we recently observed improved bidding results from several international companies related to shallow water auctions in Mexico. We will continue to explore opportunities to place additional vessels into Mexico to support Pemex in its ongoing shallow water activity.
During the third quarter of 2015, the long-term charters for our four vessels that were operating for Petrobras in Brazil expired. Petrobras generally appears to be moving towards an "all Brazilian flag" vessel fleet, which will limit opportunities in Brazil for foreign flag vessels, except where highly specialized. We will continue to monitor this market to charter our vessels to Petrobras or other companies operating in that region.
Our Vessels
All of our current Upstream vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for eight foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of September 30, 2015, our 38 active new generation OSVs and six MPSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	29
Other U.S. coastlines (1)	1
30
Foreign
Mexico	12
Middle East	1
Europe	1
14
Total Vessels (2)	44

(1)	Includes one vessel that is currently supporting the military, but excludes four non-owned vessels currently being operated and maintained for the military.

(2)	Excluded from this table are 21 new generation OSVs and one non-core conventional OSV that were stacked as of September 30, 2015.

Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies and estimates are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We continue to monitor facts and circumstances for asset impairment indicators for our vessel fleet as is more fully described in such item and section of our 2014 Form 10-K. We continue to conclude that no indicators are present for our fleet.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Offshore Supply Vessels:
Average number of new generation OSVs (1)	59.6	58.9	60.1	56.4
Average number of active new generation OSVs (2)	41.5	58.9	45.0	56.4
Average new generation OSV fleet capacity (DWT)	205,734	185,465	205,467	170,202
Average new generation OSV capacity (DWT)	3,451	3,147	3,419	3,015
Average new generation OSV utilization rate (3)	50.3%	81.7%	57.1%	81.0%
Effective new generation OSV utilization rate (4)	72.2%	81.7%	76.2%	81.0%
Average new generation OSV dayrate (5)	$25,699	$28,049	$26,885	$27,345
Effective dayrate (6)	$12,927	$22,916	$15,351	$22,149

(1)
We owned 59 new generation OSVs as of September 30, 2015. Excluded from this data is one stacked conventional OSV that we consider to be a non-core asset. Also excluded from this data are six MPSVs owned and operated by the Company. During the first nine months of 2015, we placed in service three 320 class OSVs, the HOS Caledonia, the HOS Crestview and the HOS Carousel.

(2)
In response to weak market conditions, we elected to stack 21 new generation OSVs on various dates from October 2014 through September 30, 2015. Subsequent to September 30, 2015, we have stacked six vessels and we anticipate stacking three additional vessels by December 31, 2015. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

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
The following table provides the detailed components of EBITDA from continuing operations as we define that term for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of EBITDA:
Income from continuing operations	$14,424	$26,559	$69,492	$69,138
Interest expense, net
Debt obligations	9,712	7,808	29,895	22,056
Interest income	(381)	(233)	(988)	(880)
Total interest, net	9,331	7,575	28,907	21,176
Income tax expense	9,148	16,152	41,679	41,719
Depreciation	20,958	18,201	61,114	51,998
Amortization	6,392	10,810	20,192	33,916
EBITDA from continuing operations	$60,253	$79,297	$221,384	$217,947

The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
EBITDA Reconciliation to GAAP:
EBITDA from continuing operations	$60,253	$79,297	$221,384	$217,947
Cash paid for deferred drydocking charges	(5,725)	(10,008)	(12,034)	(39,648)
Cash paid for interest	(13,879)	(13,878)	(39,151)	(39,150)
Cash paid for taxes	(1,447)	(2,400)	(3,331)	(4,111)
Changes in working capital	18,115	4,485	54,400	(23,118)
Stock-based compensation expense	3,183	2,101	7,957	8,417
Gain on sale of assets	(11,004)	—	(44,060)	(161)
Changes in other, net	223	(618)	(697)	(475)
Net cash flows provided by operating activities	$49,719	$58,979	$184,468	$119,701
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense	$3,183	$2,101	$7,957	$8,417
Interest income	381	233	988	880
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

Summarized financial information for the three months ended September 30, 2015 and 2014, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$ Change	% Change
Revenues:
Domestic	$80,707	$121,425	$(40,718)	(33.5)%
Foreign	35,574	45,465	(9,891)	(21.8)%
	116,281	166,890	(50,609)	(30.3)%
Operating expenses	54,938	76,425	(21,487)	(28.1)%
Depreciation and amortization	27,350	29,011	(1,661)	(5.7)%
General and administrative expenses	12,188	11,220	968	8.6%
	94,476	116,656	(22,180)	(19.0)%
Gain on sale of assets	11,004	—	11,004	100.0%
Operating income	32,809	50,234	(17,425)	(34.7)%
Interest expense	9,712	7,808	1,904	24.4%
Interest income	381	233	148	63.5%
Income tax expense	9,148	16,152	(7,004)	(43.4)%
Income from continuing operations	14,424	26,559	(12,135)	(45.7)%
Income from discontinued operations, net of tax	—	(204)	204	(100.0)%
Net income	$14,424	$26,355	$(11,931)	(45.3)%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenues. Revenues for the three months ended September 30, 2015 decreased by $50.6 million, or 30.3%, to $116.3 million compared to the same period in 2014. Our weighted-average active operating fleet for the three months ended September 30, 2015 and 2014 was 48 and 63, respectively. The decrease in revenues was primarily due to soft market conditions in the GoM, which led to our decision to stack 21 OSVs on various dates from October 2014 through September 2015. For the three months ended September 30, 2015, we had an average of 18.1 vessels stacked compared to none in the prior-year quarter. The decrease in revenue was partially offset by $7.4 million in revenue earned from the full or partial-period contribution of ten vessels that were placed in service since June 2014 under our fifth OSV newbuild program. Average new generation OSV dayrates were $25,699 for the third quarter of 2015 compared to $28,049 for the same period in 2014. Our new generation OSV utilization was 50.3% for the third quarter of 2015 compared to 81.7% for the same period in 2014. Excluding stacked vessel days, our new generation OSV effective utilization was 72.2% and 81.7% for the same periods, respectively. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked. Domestic revenues decreased $40.7 million from the year-ago quarter primarily due to lower dayrates earned by vessels operating in our fleet during the three months ended September 30, 2015 and the stacking of vessels since late 2014. Foreign revenues decreased by $9.9 million, or 21.8%, primarily due to the mobilization of four OSVs from Brazil to the GoM and soft market conditions in foreign regions during the three months ended September 30, 2015. In addition, we mobilized two OSVs to the GoM during the prior-year period. Foreign revenues for the third quarter of 2015 comprised 30.6% of our total revenues compared to 27.2% for the year-ago quarter.
Operating Expenses. Operating expenses were $54.9 million, a decrease of $21.5 million, or 28.1%, for the three months ended September 30, 2015 compared to $76.4 million for the same period in 2014. The decrease in operating expenses was primarily due to vessels that we stacked since late 2014, which resulted in a substantial reduction in mariner headcount. This decrease was partially offset by $4.0 million of operating costs related to the full or partial-period contribution from vessels added to our fleet since June 2014. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of

$223.9 million to $228.9 million for the year ending December 31, 2015. The cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM or any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization was $1.7 million, or 5.7%, lower for the three months ended September 30, 2015 compared to the same period in 2014. Depreciation increased by $2.7 million primarily due to the contribution of ten vessels placed in service on various dates since June 2014. The depreciation increase was more than offset by a decrease in amortization expense of $4.4 million, which was primarily due to five vessels sold, all at a gain, on various dates since October 2014 and the deferral of planned drydockings for stacked vessels. Depreciation and amortization expense is expected to increase from current levels as the vessels under our current newbuild program are placed in service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. General and administrative, or G&A, expenses of $12.2 million, or 10.5% of revenues, increased by $1.0 million during the three months ended September 30, 2015 compared to the same period in 2014. This increase in G&A expenses was primarily attributable to lower stock-based compensation expense reported in the prior-year quarter. We experienced a significant decline in our stock price during such period. Stock-based compensation expense during the third quarter of 2015 was impacted less by stock price volatility compared to the prior-year quarter. Our G&A expenses are expected to be in the approximate annual range of $49.1 million to $50.1 million for the year ending December 31, 2015. For future periods, we expect to remain within our historical range of G&A-to-revenue margins, as well as those of our domestic public OSV peer group.
Gain on Sale of Assets. During the three months ended September 30, 2015, we completed the sale of one 250EDF class OSV, the HOS Black Powder, to the U.S. Navy for cash consideration of $38.0 million. The sale resulted in a pre-tax gain of approximately $11.0 million ($6.7 million after-tax or $0.19 per diluted share). There was no gain or loss on sale of assets in the same period in 2014.
Operating Income. Operating income decreased by $17.4 million, or 34.7%, to $32.8 million during the three months ended September 30, 2015 compared to the same period in 2014 for the reasons discussed above. Operating income as a percentage of revenues was 28.2% for the three months ended September 30, 2015 compared to 30.1% for the same period in 2014. Excluding the gain on sale of assets, our operating income for the first quarter of 2015 would have been $21.8 million, or 18.7% of revenues.
Interest Expense. Interest expense increased $1.9 million during the three months ended September 30, 2015 compared to the same period in 2014, primarily due to capitalizing a lower percentage of interest compared to the same period in 2014. During the third quarter of 2015, we capitalized interest of $6.3 million, or roughly 39.4% of our total interest costs, compared to capitalized interest of $8.2 million, or roughly 51.3% of our total interest costs, for the same period in 2014.
Interest Income. Interest income was $0.4 million during the three months ended September 30, 2015, which was $0.1 million higher compared to the same period in 2014. Our average cash balance increased to $289.0 million for the three months ended September 30, 2015 compared to $248.6 million for the same period in 2014. The average interest rate earned on our invested cash balances was 0.5% and 0.4% during the three months ended September 30, 2015 and 2014, respectively. The increase in average cash balance was primarily due to cash inflows from the sale of one vessel to the U.S. Navy during the third quarter, partially offset by cash outflows associated with our fifth OSV newbuild program and lower revenues generated by active vessels operating in our fleet.
Income Tax Expense. Our effective tax rate was 38.8% and 37.8% for the three months ended September 30, 2015 and 2014, respectively. During the third quarter of 2015, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Income from Continuing Operations. Income from continuing operations decreased by $12.1 million to $14.4 million for the three months ended September 30, 2015. Excluding the gain on sale of assets, income from continuing operations would have been $7.7 million for the three months ended September 30, 2015 compared to $26.6 million for the same period in 2014. This decrease in income from continuing operations for the third quarter of 2015 was primarily due to soft market conditions for our vessels operating in the GoM and was partially offset by the full or partial-period contribution of ten vessels placed in service under our fifth OSV newbuild program since June 2014, as well as a decrease in operating and amortization expenses discussed above.

Summarized financial information for the nine months ended September 30, 2015 and 2014, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$ Change	% Change
Revenues:
Domestic	$267,437	$374,522	$(107,085)	(28.6)%
Foreign	119,914	100,052	19,862	19.9%
	387,351	474,574	(87,223)	(18.4)%
Operating expenses	173,900	216,411	(42,511)	(19.6)%
Depreciation and amortization	81,306	85,914	(4,608)	(5.4)%
General and administrative expenses	37,143	40,392	(3,249)	(8.0)%
	292,349	342,717	(50,368)	(14.7)%
Gain on sale of assets	44,060	161	43,899	>100%
Operating income	139,062	132,018	7,044	5.3%
Interest expense	29,895	22,056	7,839	35.5%
Interest income	988	880	108	12.3%
Income tax expense	41,679	41,719	(40)	(0.1)%
Income from continuing operations	69,492	69,138	354	0.5%
Income from discontinued operations, net of tax	—	216	(216)	(100.0)%
Net income	$69,492	$69,354	$138	0.2%
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenues. Revenues for the nine months ended September 30, 2015 decreased by $87.2 million, or 18.4%, to $387.4 million compared to the same period in 2014. Our weighted-average active operating fleet for the nine months ended September 30, 2015 and 2014 was 51 and 60 vessels, respectively. The decrease in revenues was primarily due to soft market conditions in the GoM, which led to our decision to stack 21 OSVs on various dates from October 2014 through September 2015. For the nine months ended September 30, 2015, we had an average of 15.1 vessels stacked compared to none in the prior-year period. This decrease in revenue was partially offset by $43.7 million in revenue earned from the full or partial-period contribution of 13 vessels that were placed in service under our fifth OSV newbuild program since December 2013. Average new generation OSV dayrates were $26,885 for the first nine months of 2015 compared to $27,345 for the same period in 2014, a decrease of $460, or 1.7%. Our new generation OSV utilization was 57.1% for the first nine months of 2015 compared to 81.0% for the same period in 2014. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during the current-year period. Our new generation OSVs incurred 219 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 4,119 days during the first nine months of 2015. Excluding stacked vessel days, our new generation OSV effective utilization was 76.2% and 81.0% for the same periods, respectively. Domestic revenues decreased $107.1 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our fleet during the nine months ended September 30, 2015 and the stacking of vessels in late 2014 and the first nine months of 2015. Foreign revenues increased $19.9 million primarily due to the full or partial-period contribution of ten OSVs and one MPSV that relocated to foreign regions on various dates in 2014. Foreign revenues for the first nine months of 2015 comprised 31.0% of our total revenues compared to 21.1% for the year-ago period.
Operating Expenses. Operating expenses were $173.9 million, a decrease of $42.5 million, or 19.6%, for the nine months ended September 30, 2015 compared to $216.4 million for the same period in 2014. Operating expenses were driven lower by vessels that were removed from our active fleet count since late 2014, which resulted in a substantial reduction in mariner headcount. This decrease was partially offset by

$24.9 million of operating costs related to the full or partial-period contribution from vessels added to our fleet since December 2013. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $223.9 million to $228.9 million for the year ending December 31, 2015. The cash operating expense estimate above is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization was $4.6 million, or 5.4%, lower for the nine months ended September 30, 2015 compared to the same period in 2014. Depreciation increased by $9.1 million primarily due to the contribution of 13 vessels that were placed in service on various dates since December 2013. The depreciation increase was more than offset by a decrease in amortization expense of $13.7 million, which was largely due to $6.7 million of incremental amortization recorded for the accelerated regulatory drydocking of vessels during the first nine months of 2014. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expense. G&A expenses of $37.1 million, or 9.6% of revenues, was $3.2 million lower during the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in G&A expenses was primarily due to lower shoreside compensation expense and, to a lesser extent, the cancellation of performance-based RSUs that did not achieve their performance vesting criteria.
Gain on Sale of Assets. During the first nine months of 2015, we completed the sale of four 250EDF class OSVs, the HOS Arrowhead, the HOS Black Powder, the HOS Eagleview and the HOS Westwind, to the U.S. Navy for cash consideration of $152.0 million. The sale resulted in a pre-tax gain of approximately $44.1 million ($27.6 million after-tax or $0.76 per diluted share). There was a nominal gain on sale of assets in the same period in 2014.
Operating Income. Operating income increased by $7.0 million, or 5.3%, to $139.1 million during the nine months ended September 30, 2015 compared to the same period in 2014 for the reasons discussed above. Operating income as a percentage of revenues was 35.9% for the nine months ended September 30, 2015 compared to 27.8% for the same period in 2014. Excluding the gain on sale of assets, our operating income for the first nine months of 2015 would have been $95.0 million, or 24.5% of revenues.
Interest Expense. Interest expense increased $7.8 million during the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to capitalizing a lower percentage of interest compared to the prior-year period. During the nine months ended September 30, 2015, we recorded $18.2 million of capitalized construction period interest, or roughly 37.8% of our total interest costs, compared to having capitalized $25.9 million, or roughly 54.0% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $1.0 million during the nine months ended September 30, 2015, which was $0.1 million higher compared to the same period in 2014. Our average cash balance decreased to $266.0 million for the nine months ended September 30, 2015 compared to $326.9 million for the same period in 2014. The average interest rate earned on our invested cash balances was 0.5% and 0.4% during the nine months ended September 30, 2015 and 2014, respectively. The decrease in average cash balance was primarily due to cash outflows associated with our fifth OSV newbuild program in 2014 and 2015 and lower revenue earned by active vessels operating in our fleet. These decreases were partially offset by cash inflows from the sale of four vessels to the U.S. Navy in 2015.
Income Tax Expense. Our effective tax rate was 37.5% and 37.6% for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Income from Continuing Operations. Operating performance increased by $0.4 million for reported income from continuing operations of $69.5 million for the nine months ended September 30, 2015 compared to the same period during 2014. Excluding the gain on sale of assets, income from continuing operations would have been $41.9 million for the nine months ended September 30, 2015 compared to $69.1 million for the same period in 2014. This decrease in income from continuing operations for the nine months ended September 30, 2015 was primarily driven by lower revenues due to soft market conditions discussed above that were partially offset by the gain on the sale of four vessels to the U.S. Navy in 2015.
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions or stock repurchases. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2015 and into 2016.
We have reviewed all of our debt agreements, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has been impacted by such volatility through lower than normal cash flow from operations. However, including cash on-hand, we expect to generate sufficient cash flow from operations to cover all of our growth capital expenditures for the remaining seven HOSMAX vessels under construction, commercial-related capital expenditures, and all of our annually recurring cash debt service, maintenance capital expenditures and cash income taxes through the completion of the newbuild program, as well as discretionary share repurchases from time to time, without ever having to use our currently undrawn revolving credit facility. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. While we have an authorized share repurchase program, we will continue to prioritize our cash usage appropriate to the current market cycle.
As of September 30, 2015, we had total cash and cash equivalents of $302.6 million and a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of September 30, 2015.
On February 6, 2015, we amended and extended the maturity of our existing revolving credit facility to February 2020, provided that, if the 2019 convertible senior notes remain outstanding on March 1, 2019, the Company is required to maintain a specified minimum liquidity level until after the redemption or refinancing of the convertible senior notes, which mature on September 1, 2019. As of September 30, 2015, we had posted letters of credit for $0.5 million and had $299.5 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the primary intended use of the facility is the potential future construction or acquisition of assets that generate additional EBITDA.
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock from time to time, $25 million of which was used to buy-back 891,396 shares during the fourth quarter of 2014. There were no such repurchases during the nine months ended September 30, 2015. Any future repurchases under this program are expected to be funded from our cash on-hand, cash flow from operations and/or cash proceeds from the divestiture of non-core assets.
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
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $184.5 million for the nine months ended September 30, 2015 and $119.7 million for the same period in 2014. Operating cash flows for the first nine months of 2015 were favorably impacted by an increase in customer collections of outstanding accounts receivable balances combined with lower cash outflows for regulatory drydocking expenses compared to the year-ago period. Operating cash flows for the first nine months of 2014 included $39.6 million of costs related to regulatory recertifications for our vessels.
Investing Activities. Net cash used in investing activities was $63.7 million for the nine months ended September 30, 2015 compared to $319.7 million for the same period in 2014. Cash used during the first nine months of 2015 consisted of construction costs incurred for our fifth OSV newbuild program partially offset by proceeds from the sale of four 250EDF class OSVs to the U.S. Navy. Cash used in 2014 primarily consisted of construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash used in financing activities was nominal for the nine months ended September 30, 2015 compared to cash provided by financing activities of $2.4 million for the same period in 2014. Net cash used in financing activities for the nine months ended September 30, 2015 primarily resulted from deferred financing costs related to the amendment and extension of our existing $300 million revolving credit facility offset by net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plans. Net cash provided by financing activities for the nine months ended September 30, 2014 primarily resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plan.
Contractual Obligations
Debt
As of September 30, 2015, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020 (1)	$375,000	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021 (1)	450,000	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $44,141	255,859	6.23%	2,300	March 1 and September 1
	$1,080,859

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On February 6, 2015, we amended and extended our revolving credit facility to extend the maturity date, modify covenants and reduce the collateral coverage of such facility. The $300.0 million revolving credit facility remains undrawn as of November 6, 2015. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to (i) London Interbank Offered Rate, or LIBOR, plus a margin of 2.0% to 3.0% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a new total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. The applicable LIBOR margin for the amended revolving credit facility ranges from 200 to 300 basis points. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined total debt-to-capitalization ratio. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 5 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the nine months ended September 30, 2015, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the nine months ended September 30, 2015, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the three and nine months ended September 30, 2015 and since such program’s inception, respectively, as well as the estimated total project costs for our current expansion program (in millions):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$27.7	$137.0	$1,169.4	$1,265.0	2Q2013-4Q2016

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of September 30, 2015, we had placed 17 vessels in service under such program. The remaining seven vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: three during the remainder of 2015 and four during 2016.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for maintenance and other capital expenditures, for the three and nine months ended September 30, 2015 and 2014, respectively, and a forecast for fiscal 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2015	2014	2015
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$5.7	$10.0	$12.0	$39.6	$13.4
Other vessel capital improvements (2)	3.1	2.9	7.1	20.4	10.5
	8.8	12.9	19.1	60.0	23.9
Other Capital Expenditures
200 class OSV retrofit program	—	—	—	0.1	—
Commercial-related vessel improvements (3)	8.1	8.4	40.3	21.4	51.5
Miscellaneous non-vessel additions (4)	1.3	1.6	15.9	2.8	16.9
	9.4	10.0	56.2	24.3	68.4
Total	$18.2	$22.9	$75.3	$84.3	$92.3

(1)	Deferred drydocking charges for 2015 include the projected recertification costs for six OSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1—Legal Proceedings
None.

Item 1A—Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3—Defaults Upon Senior Securities
None.

Item 4—Mine Safety Disclosures
None.

Item 5—Other Information
Pursuant to the terms of the Company’s credit agreement, Hornbeck Offshore International, LLC, or HOI, a subsidiary of the Company, was required to execute a guaranty of the indebtedness under the credit agreement and pledge certain equity securities of its foreign subsidiary because such foreign subsidiary held assets in excess of a specified dollar amount. In addition to providing such guaranty and pledge, HOI was required to execute supplemental indentures to the indentures governing the Company’s 2019 convertible senior notes, its 2020 senior notes and its 2021 senior notes, guaranteeing such notes.
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

*4.18	—
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.5% Convertible Senior Notes due 2019).

Exhibit Number		Description of Exhibit

*4.19	—
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.875% Senior Notes due 2020).

*4.20	—
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.000% Senior Notes due 2021).

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

Hornbeck Offshore Services, Inc.

Date: November 6, 2015	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer