Form 10-K
period 2015-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2016-02-26
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $701,294,925.
The number of outstanding shares of Common Stock as of January 31, 2016 is 35,985,010 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive 2016 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

i

 Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, including sustained low oil and natural gas prices; significant and sustained or additional declines in oil and natural gas prices; a sustained weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, vessel management contracts, or failures to finalize commitments to charter or manage vessels; sustained or further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; industry risks; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; less than expected growth in Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; the level of fleet additions by the Company and its competitors that could result in vessel over capacity in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active and newly constructed vessels; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; or fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets,

ii

that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will effect share repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of our currently undrawn revolving credit facility. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
The Company makes references to certain industry-related terms in this Annual Report on Form 10-K. A glossary and definitions of such terms can be found in Item 9B—Other Information on page 47.

iii

PART I
ITEM 1—Business
COMPANY OVERVIEW
Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “Company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Hornbeck Offshore Services, Inc. is a leading provider of marine transportation, subsea installation and accommodation support services to exploration and production, oilfield service, offshore construction and U.S. military customers. Since our establishment, we have primarily focused on providing innovative technologically advanced marine solutions to meet the evolving needs of the deepwater and ultra-deepwater energy industry in domestic and select foreign locations. Throughout our history, we have expanded our fleet of vessels primarily through a series of new vessel construction programs, as well as through acquisitions of existing vessels. Until August 29, 2013, we operated a Downstream tug and tank barge fleet, which we sold on that date. We maintain our headquarters at 103 Northpark Boulevard, Suite 300, Covington, Louisiana, 70433; our telephone number is (985) 727-2000.
We own and operate one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and MPSVs. In late 2011, we commenced our fifth OSV newbuild program, which also includes the construction of MPSVs. Since that time, we have grown our new generation fleet from 51 OSVs and four MPSVs to 62 OSVs and six MPSVs, after accounting for the sale of five OSVs in 2014 and 2015. Upon completion of the four vessels currently contracted to be constructed under this newbuild program in 2016 and 2017, our expected fleet will be comprised of 62 OSVs and ten MPSVs. Together, these vessels support the deep-well, deepwater and ultra-deepwater activities of the offshore oil and gas industry. Such activities include oil and gas exploration, field development, production, construction, installation, IRM, well-stimulation and other enhanced oil recovery activities. We have also developed a specialized application of our new generation OSVs for use by the U.S. military. Our new generation OSVs and MPSVs have enhanced capabilities that allow us to more effectively support the premium drilling and installation equipment and facilities required for the offshore deep-well, deepwater and ultra-deepwater energy industry. We are among the leading operators of new generation OSVs in two of our three core markets and one of the top three operators of such equipment worldwide, based on DWT. Our fleet is among the youngest in the industry, with a weighted-average age, based on DWT, of seven years and, upon completion of our current newbuild program in late 2017, we believe that the weighted-average age of our fleet will be eight years.
While we have historically operated our vessels predominately in the U.S. GoM, we have diversified our market presence and now operate in three core geographic markets: the GoM, Mexico and Brazil. In addition to our core markets, we frequently operate in other foreign regions on a project or term charter basis. We have recently operated in the Middle East, the Mediterranean Sea, the Black Sea and Latin America, including Nicaragua, Guyana, Trinidad and recently Argentina. We have further diversified by providing specialized vessel solutions to non-oilfield customers such as the United States military as well as oceanographic research and other customers that utilize sophisticated marine platforms in their operations. In addition, we provide vessel management services for other vessel owners, such as crewing, daily operational management and maintenance activities. We also operate a shore-base support facility located in Port Fourchon, Louisiana. See "Item 2-Properties" for a listing of our shoreside support facilities.
Although all of our vessels are physically capable of operating in both domestic and international waters, approximately 85% are qualified under Section 27 of the Merchant Marine Act of 1920, as amended, or the Jones Act, to engage in the U.S. coastwise trade. All but one of the vessels being constructed under our fifth OSV newbuild program are eligible for Jones Act coastwise trading privileges. Foreign owned, flagged, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade in the GoM. Of the public company OSV peer group, we own the largest fleet of Jones Act-qualified, new generation OSVs, which we believe offers us a competitive advantage in the GoM. From time to time, we may elect to reflag certain of our vessels to the flag of another nation. For instance, since 2009, we have reflagged seven Jones Act-qualified OSVs to Mexican and other flags, including recently one under Brazilian registry. Once a Jones Act-qualified vessel is reflagged or a new vessel is foreign flagged, it permanently loses the right to engage in U.S. coastwise trade.

We intend to continue our efforts to maximize stockholder value through our long-term return-oriented growth strategy. We will, as opportunities arise, acquire or construct additional vessels, as well as divest certain assets that we consider to be non-core or otherwise not in-line with our long-term strategy or prevailing industry trends.
DESCRIPTION OF OUR BUSINESS
The Deepwater Offshore Energy Industry
The modern quest to explore for and produce energy resources located offshore began in the 1940’s. While these offshore operations began in shallow waters, relatively close to shore, technological advances have permitted them to migrate to ever deeper waters and well depths. Until the late 1970's, most offshore activity was technologically and logistically restricted to that which was accessible on the continental shelf, or waters of up to about 500 feet of depth. Since that time, a number of advances have opened drilling regions in deepwater. The initial push into deeper waters was facilitated through the development of “floating” drilling units that could be positioned over a drilling site without being fixed to the seafloor. Petrobras pioneered these techniques in Brazil beginning in the late 1970’s as it lacked an accessible “shallow water” continental shelf. The first deepwater project in the United States Gulf of Mexico was completed in 1993 in nearly 3,000 feet of water by Shell Oil Company. The Auger facility produced a then unheard of 46,000 barrels per day from a reservoir tapped at 25,000 feet. Today, exploration and production activities have pushed into the ultra-deepwater, where wells are routinely drilled in water depths of more than 8,000 feet, the deepest having been drilled in approximately 10,000 feet of water.
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
As large international oil companies have been pushed out of participating in many regions of the world by national oil companies intent upon retaining for themselves the economic benefits of national exploitation, the deepwater GoM has grown in significance. The deepwater GoM is among the most abundant hydrocarbon regions in the world. Political stability in the United States and accessibility of deepwater lease blocks allows major oil companies to plan, execute and finance the significant long-term commitments that deepwater success requires. While the scale and complexity associated with deepwater projects is considerable, the significant size of the resource discoveries allows companies to replenish reserves on a large scale from relatively few projects. Unlike most on-shore exploration and production projects, deepwater projects require long-lead times to plan and execute, but also enjoy long production lives once online. For instance, the first exploratory wells at the Jack/St. Malo fields were drilled in 2003 and 2004 and first oil was not produced until 2014. Now online, Chevron projects that Jack/St. Malo are expected to produce an estimated 500 million oil equivalent barrels over 30 years. Consequently, short term fluctuations in oil and gas prices typically do not have the same impact on sanctioned deepwater projects as such fluctuations may have on other on-shore and continental shelf projects. As a result of the current on-going commodity price declines, we are observing that some previously sanctioned deepwater projects are being deferred.
An emerging opportunity for the deepwater offshore energy industry is presented by recent changes in Mexico, which is opening its petroleum sector to foreign investment for the first time in recent history. In December 2013, the Mexican congress ended PEMEX's 75 year-old monopoly on drilling activities in Mexico and voted in favor of allowing the government to grant contracts and licenses for exploration and production of oil and gas to foreign firms, which previously had been prohibited under Mexico’s constitution. The constitutional and legislative changes in Mexico are expected to allow technology not previously available in Mexico to be deployed there in order to exploit the Mexican deepwater GoM.

In addition, these reforms are intended to expand competition, increase foreign investment in Mexico's energy sector and improve the operational efficiency of PEMEX. During 2015, Mexico hosted the first two auctions for offshore oil and natural gas blocks allowed by the energy reforms. Mexico has not yet held a deepwater auction; however, the first is expected to occur in 2016.
Brazil, through its state-owned national oil company, Petrobras, has been a pioneer in deepwater drilling. Today it is a dominant player in the global deepwater energy industry claiming 34% of global deepwater and ultra-deepwater production. Petrobras claims approximately 13.8 billion barrels of proven deepwater and ultra-deepwater resources, the vast majority of which are located in pre-salt formations, which are the driving force behind an ambitious national plan to dramatically increase production by 2020 to 4.2 million barrels per day. Petrobras previously announced plans to spend $220 billion in order to achieve its aggressive goals; however, recent declines in the price of oil combined with a wide reaching corruption probe involving Petobras has resulted in a significant pull-back in planned deepwater spending. Petrobras' slowed expansion plans might open opportunities in Brazil for other major oil companies to participate on a larger scale in Brazil's deepwater markets.
The Subsea Oilfield
Deepwater successes have driven further innovation around the infrastructure required to produce and transport ashore the abundant resources that have been discovered. In shallower regions, once hydrocarbons are discovered, they are typically produced by installing a fixed platform over the well site onto which are installed all of the equipment and infrastructure necessary to produce the hydrocarbons and move them ashore through pipelines. Platforms also provide a locale from which well maintenance and similar activities can be performed. The size, pressures, temperatures and water depths of deepwater hydrocarbon deposits require enormous amounts of infrastructure to develop, produce and maintain their wells. These challenges have pushed the development of technologies to allow infrastructure to be placed directly onto the seafloor, as opposed to a fixed platform. The process of building out this subsea oilfield requires the use of vessels to transport infrastructure to location, install infrastructure to subsea points and inspect, repair and maintain it all over the multi-decade life of the field. When hydrocarbons are brought to the surface, they are brought from multiple subsea locations through pipelines to a single deepwater floating production facility that often serves as a production hub for multiple fields. These production facilities take years to design, engineer, transport, install and, often, cost billions of dollars and represent a significant source of demand for vessel services.
OSVs
OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, IRM and decommissioning activities. OSVs differ from other ships primarily due to their cargo-carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore bases and offshore rigs and production facilities. Deepwater environments require OSVs with capabilities that allow them to more effectively support drilling and related subsea construction projects that occur far from shore, in deepwater and increasingly at extreme well depths. In order to best serve these projects, we have designed our various classes of new generation vessels in a manner that seeks to maximize their liquid mud and dry bulk cement capacities, as well as their open larger areas of open deck space. Deepwater operations also require vessels having dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to floating deepwater installations. DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities. Today, deepwater drilling operations in the GoM overwhelmingly prefer a DP-2 notation and a vessel with 2,500 DWT capacity or greater. We consider these vessels to be high-spec new generation OSVs. Currently, 52 of our vessels are DP-2 and two are DP-3. All four of the remaining MPSVs contracted to be constructed under our fifth OSV newbuild program are expected to be DP-2. Ultra-deepwater projects, which occur in waters of greater than 5,000 feet, are driving a need for DP-2 vessels with very large capacities. The distance of these projects from shore, together with their water and well depths dictate the use of massive volumes of bulk drilling materials and related supplies. The OSVs that have been delivered as part of our fifth OSV newbuild program are among the largest in the world. With DWT capacities of 5,500 DWT to 6,200 DWT, we believe these ultra high-spec vessels provide our ultra-deepwater drilling customers vessel solutions that help them to maximize efficiencies and improve the logistical challenges prevalent in their projects.
Vessels that do not carry a DP-2 notation or have less than 2,500 DWT capacity typically operate in more shallow U.S. waters or in foreign locations in which DP-2 has not yet emerged as the dominant standard. Currently, 14 of our vessels are DP-1, comprising 10% of our fleet by DWT. The remaining 90% of our fleet is considered high-spec, including 58% of our overall fleet that is ultra high-spec.
MPSVs
MPSVs also support the deepwater activities of the energy industry. MPSVs are distinguished from OSVs in that they are significantly larger and more specialized vessels that are principally used for IRM activities, such as the subsea installation of well heads, risers, jumpers, umbilicals and other equipment placed on the seafloor. MPSVs are also utilized in connection with the setting of pipelines, the commissioning and de-commissioning of offshore facilities, the maintenance and/or repair of subsea equipment and the intervention of such wells, well testing and flow-back operations and other sophisticated deepwater operations. To perform these various functions, MPSVs are or can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems, well intervention equipment, ROVs and accommodation facilities. The typical MPSV is outfitted with one or more deepwater cranes employing active heave compensation technology, one or more ROVs and accommodations for the offshore crew, including customer personnel. MPSVs can also be outfitted as a flotel to provide accommodations to large numbers of offshore construction and technical personnel involved in large-scale offshore projects, such as the commissioning of a floating offshore production facility. When in a flotel mode, the MPSV provides living quarters for personnel, catering, laundry, medical services, recreational facilities and offices. In addition, flotels coordinate and help to provide the facilities necessary for the offshore workers being accommodated to safely move from the vessel to other offshore structures being supported through the use of articulated gangways that allow personnel to "walk to work." Generally, MPSVs command higher day rates than OSVs due to their significantly larger relative size and versatility, as well as higher construction and operating costs.
370 class MPSVs
We have devised MPSVs that, in addition to the array of services described above, are also capable of being utilized to transport deck or bulk cargoes in capacities exceeding most other new generation OSVs. We own and operate two proprietary 370 class DP-2 new generation MPSVs with such capabilities. These MPSVs have approximately double the deadweight and three times the liquid mud barrel-capacity of one of our 265 class new generation OSVs and more than four times the liquid mud barrel-capacity of one of our 240 class new generation OSVs. Moreover, with their large tanks, these MPSVs have assisted in large volume deepwater well testing and flow-back operations, as well as supporting large drilling operations in remote or harsh conditions. Both of our 370 class MPSVs have certifications by the USCG that permit Jones Act-qualified operations as a supply vessel, industrial/construction vessel and as a petroleum and chemical tanker under subchapters “L”, “I”, “D”, and “O”, respectively. We believe that these vessels are not only the largest supply vessels in the world, but are also the only vessels in the world to have received all four of these certifications.
400 class and 310 class MPSVs
Until recently, due to a lack of Jones Act-qualified MPSVs, customers typically chartered an OSV to carry equipment to location, which was then installed by a foreign flag MPSV. By eliminating the need for two vessels, we believe our customers will improve efficiencies and mitigate operational risks. Our Jones Act-qualified MPSVs will include a heave-compensated, knuckle-boom crane, helideck, accommodations for approximately 90-100 persons and will be suitable for two or more work-class ROVs. Moreover, our Jones Act-qualified MPSVs will also be equipped with below-deck cargo tanks, allowing them to expand their mission utility to include services more typically provided by OSVs.
We recently announced upgrades to the four remaining MPSVs under construction in our ongoing newbuild program. These four vessels are under construction at two shipyards. The modifications to the first two MPSVs, which are expected to be delivered in the second and third quarters of 2016, will increase the berthing capacity, expand the cargo-carrying capabilities and expand the work area for ROVs. The modifications to the other two MPSVs will include the addition of a 60-foot mid-body plug, installation of an additional crane, increased berthing capacity, expanded cargo-carrying capacities and expanded work areas for ROVs. These two 400 class MPSVs are scheduled to be delivered in the second and fourth quarters of 2017. Because all four of these MPSVs are Jones Act-qualified, we expect that they will enable our customers to transport equipment from shore to the installation site to be installed by the MPSV. We believe that, once delivered, the 400 class MPSVs will be the largest and most capable Jones Act-qualified MPSVs available on the market.

We also outfitted one of our 310 class OSVs that was placed in service under our ongoing newbuild program as a 310 class MPSV in flotel configuration. This new U.S.-flagged, Jones Act-qualified MPSV includes a 35-ton knuckle-boom crane, a motion-compensated gangway and accommodations for 194 persons. Being Jones Act-qualified will give it mission flexibility that foreign flag flotels lack in the GoM.
430 class
We also operate the HOS Iron Horse and HOS Achiever, which are 430 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship-system redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These 430 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms for those specialty services described above for our 370 class MPSVs with the exception of handling liquid cargoes. The HOS Iron Horse and the HOS Achiever are not U.S.-flagged vessels, however, they can engage in certain legally permissible operations in the U.S. that do not constitute coastwise trade. The HOS Achiever had previously operated as a flotel, but during the fourth quarter of 2013, the HOS Achiever's capabilities were expanded with the outfitting of additional accommodations for up to 270 personnel onboard, including the vessel's marine crew, hotel and catering staff. The increased accommodations allow this vessel to support the commissioning of deepwater installations around the world. Because flotel services do not typically involve the transportation of passengers, foreign-flag vessels, such as our 430 class MPSVs, can provide this service in the U.S.
We believe that our reputation for safety and technologically superior vessels, combined with our size and scale in certain core markets relative to our public company OSV peer group, enhance our ability to compete for work awarded by large international oil and gas producers, who are among our primary customers. Approximately 90% of our total forward-contracted revenue is currently with major oil companies, national oil companies, and the U.S. government. These customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards in the GoM. As our customers’ needs and requirements become more demanding, we expect that smaller vessel operators may struggle to meet these standards.

The following table provides information, as of February 17, 2016, regarding our fleet of 62 new generation OSVs, six MPSVs, four MPSVs yet to be delivered under our fifth OSV newbuild program that we own, and the four new generation OSVs that we manage for the U.S. Navy.
Our Vessels

Name(1)	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower	DP Class(2)
OWNED VESSELS:
MPSVs
HOS Iron Horse	430	Multi-Purpose (FF)	GoM	Nov 2009	9,000	n/a	8,000	DP-3
HOS Achiever	430	Flotel (FF)	GoM	Oct 2008	8,500	n/a	8,000	DP-3
HOS Warhorse	400ES	Multi-Purpose	TBD	2Q2017 est.(3)	6,200 est	14,100 est.	9,000 est.	DP-2
HOS Wild Horse	400ES	Multi-Purpose	TBD	4Q2017 est.(3)	6,200 est.	14,100 est.	9,000 est.	DP-2
HOS Centerline	370	Multi-Purpose	GoM	Mar 2009	8,000	32,000	6,000	DP-2
HOS Strongline	370	Multi-Purpose	GoM	Mar 2010	8,000	32,000	6,000	DP-2
HOS Bayou	310	Multi-Purpose	GoM	Dec 2014	5,600	20,000	7,300	DP-2
HOS Warland	310ES	Multi-Purpose	TBD	2Q2016 est.(3)	6,200 est.	20,000 est.	9,000 est.	DP-2
HOS Woodland	310ES	Multi-Purpose	TBD	3Q2016 est.(3)	6,200 est.	20,000 est.	9,000 est.	DP-2
HOS Riverbend	300	Flotel	GoM	Feb 2014	5,500	21,100	6,700	DP-2
OSVs
300 class (Over 5,000 DWT)
HOS Commander	320	Supply	Latin America	Nov 2013	6,100	21,000	6,100	DP-2
HOS Carolina	320	Supply	GoM	Feb 2014	6,100	21,000	6,100	DP-2
HOS Claymore	320	Supply	GoM	Mar 2014	6,100	21,000	6,100	DP-2
HOS Captain	320	Supply	GoM	Jul 2014	6,100	21,000	6,100	DP-2
HOS Clearview	320	Supply	GoM	Aug 2014	6,100	21,000	6,100	DP-2
HOS Crockett	320	Supply	GoM	Dec 2014	6,100	21,000	6,100	DP-2
HOS Caledonia	320	Supply	GoM	Jan 2015	6,100	21,000	6,100	DP-2
HOS Crestview	320	Supply	GoM	Feb 2015	6,100	21,000	6,100	DP-2
HOS Cedar Ridge	320	Supply	GoM	Nov 2015	6,100	21,000	6,100	DP-2
HOS Carousel	320	Supply	GoM	June 2015	6,100	21,000	6,100	DP-2
HOS Black Foot	310	Supply	GoM	Jul 2014	6,200	21,500	7,300	DP-2
HOS Black Rock	310	Supply	GoM	Aug 2014	6,200	21,500	7,300	DP-2
HOS Black Watch	310	Supply	GoM	Oct 2014	6,200	21,500	7,300	DP-2
HOS Brass Ring	310	Supply (FF)	Latin America	Jan 2016	6,200	21,500	7,300	DP-2
HOS Briarwood	310	Supply	GoM	Jan 2016	6,200	21,500	7,300	DP-2
HOS Red Dawn	300	Supply	GoM	Jun 2013	5,500	21,000	6,700	DP-2
HOS Red Rock	300	Supply	GoM	Oct 2013	5,500	21,000	6,700	DP-2
HOS Renaissance	300	Supply	GoM	Nov 2013	5,500	21,000	6,700	DP-2
HOS Coral	290	Supply	GoM	Mar 2009	5,600	15,200	6,100	DP-2
280 class (3,500 to 5,000 DWT)
HOS Ridgewind	265	Supply	Middle East	Nov 2001	3,756	10,700	6,700	DP-2
HOS Brimstone	265	Stacked	GoM	Jun 2002	3,756	10,400	6,700	DP-2
HOS Stormridge	265	Stacked	GoM	Aug 2002	3,756	10,400	6,700	DP-2
HOS Sandstorm	265	Stacked	GoM	Oct 2002	3,756	10,400	6,700	DP-2
240 class (2,500 to 3,500 DWT)
HOS Saylor	240	Well Stimulation (FF)	Mexico	Oct 1999	3,322	n/a	8,000	DP-1
HOS Navegante	240	Stacked (FF)	GoM	Jan 2000	3,322	6,000	7,845	DP-2
HOS Resolution	250 EDF	Stacked	GoM	Oct 2008	2,950	8,300	6,000	DP-2
HOS Mystique	250 EDF	ROV Support	GoM	Jan 2009	2,950	8,300	6,000	DP-2
HOS Pinnacle	250 EDF	Stacked	GoM	Feb 2010	2,950	8,300	6,000	DP-2
HOS Windancer	250 EDF	Stacked	GoM	May 2010	2,950	8,300	6,000	DP-2
HOS Wildwing	250 EDF	Stacked	GoM	Sept 2010	2,950	8,300	6,000	DP-2
HOS Bluewater	240 ED	Stacked	GoM	Mar 2003	2,850	8,300	4,000	DP-2
HOS Gemstone	240 ED	Stacked	GoM	Jun 2003	2,850	8,300	4,000	DP-2
HOS Greystone	240 ED	Stacked	GoM	Sep 2003	2,850	8,300	4,000	DP-2
HOS Silverstar	240 ED	Stacked	GoM	Jan 2004	2,850	8,300	4,000	DP-2
HOS Polestar	240 ED	Stacked	GoM	May 2008	2,850	8,300	4,000	DP-2
HOS Shooting Star	240 ED	Stacked	GoM	Jul 2008	2,850	8,300	4,000	DP-2
HOS North Star	240 ED	Stacked	GoM	Nov 2008	2,850	8,300	4,000	DP-2
HOS Lode Star	240 ED	Stacked	GoM	Feb 2009	2,850	8,300	4,000	DP-2
HOS Silver Arrow	240 ED	Stacked	Other U.S.	Oct 2009	2,850	8,300	4,000	DP-2
HOS Sweet Water	240 ED	Stacked	GoM	Dec 2009	2,850	8,300	4,000	DP-2

Name(1)	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Brake Horsepower	DP Class(2)
HOS Beignet	S240 E	Stacked	GoM	May 2013(4)	2,800	8,000	4,000	DP-2
HOS Boudin	S240 E	Stacked	GoM	May 2013(4)	2,700	8,000	4,000	DP-2
HOS Bourre'	S240 E	Stacked	GoM	Sep 2013(4)	2,800	8,000	4,000	DP-2
HOS Coquille	S240 E	Stacked	GoM	Sep 2013(4)	2,700	8,000	4,000	DP-2
HOS Cayenne	S240 E	Stacked	GoM	Nov 2013(4)	2,800	8,000	4,000	DP-2
HOS Chicory	S240 E	Stacked	GoM	Nov 2013(4)	2,700	8,000	4,000	DP-2
200 class (1,500 to 2,500 DWT)
HOS Innovator	240 E	Stacked	GoM	Apr 2001	2,380	5,500	4,500	DP-2
HOS Dominator	240 E	Military	Other U.S.	Feb 2002	2,380	6,400	4,500	DP-2
HOS Deepwater	240	Supply (FF)	Mexico	Nov 1999	2,250	6,300	4,500	DP-1
HOS Cornerstone	240	Stacked	GoM	Mar 2000	2,250	6,300	4,500	DP-2
HOS Beaufort	200	Stacked	GoM	Mar 1999	2,250	4,100	4,200	DP-1
HOS Hawke	200	Well Stimulation (FF)	Mexico	Jul 1999	2,250	4,100	4,200	DP-1
HOS Douglas	200	Stacked	GoM	Apr 2000	2,250	4,100	4,200	DP-1
HOS Nome	200	Stacked	GoM	Aug 2000	2,250	4,100	4,200	DP-1
HOS Crossfire	200	Supply (FF)	Mexico	Nov 1998	1,750	3,600	4,000	DP-1
HOS Super H	200	Stacked	GoM	Jan 1999	1,750	3,600	4,000	DP-1
HOS Brigadoon	200	Supply (FF)	Mexico	Mar 1999	1,750	3,600	4,000	DP-1
HOS Thunderfoot	200	Supply (FF)	Mexico	May 1999	1,750	3,600	4,000	DP-1
HOS Dakota	200	Supply (FF)	Mexico	Jun 1999	1,750	3,600	4,000	DP-1
HOS Explorer	220	Stacked	GoM	Feb 1999	1,607	3,100	3,900	DP-1
HOS Voyager	220	Stacked	GoM	May 1998	1,607	3,100	3,900	DP-1
HOS Pioneer	220	Stacked	GoM	Jun 2000	1,607	3,100	4,200	DP-1

MANAGED VESSELS:
240 class (2,500 to 3,500 DWT)
Black Powder	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
Westwind	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
Eagleview	250 EDF	Military	Other U.S.	Oct 2009	2,900	8,300	6,000	DP-2
Arrowhead	250 EDF	Military	Other U.S.	Jan 2009	2,900	8,300	6,000	DP-2

FF—foreign-flagged
TBD—to be determined

(1)	Excludes one conventional OSV acquired with the Sea Mar Fleet in August 2007. This vessel, the Cape Breton, is considered a non-core asset and is currently inactive.

(2)
“DP-1,” “DP-2” and “DP-3” mean various classifications, or equivalent, of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading through anchor-less station keeping.

(3)	These vessels are currently being constructed under our fifth OSV newbuild construction program with anticipated in-service dates during 2016 and 2017.

(4)
These six vessels were converted into 240 class DP-2 OSVs as part of our 200 class OSV retrofit program. These six vessels were originally constructed and placed in service in their prior 200 class DP-1 configuration in 1999 or 2000 and were acquired by us in August 2007.

We own long-term lease rights to two adjacent shore-base facilities located in Port Fourchon, Louisiana, named HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs, production facilities and other offshore installations and sites. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow water rigs in the GoM. The HOS Port facility has three years remaining on its current leases and three additional five-year renewal options on each parcel. The combined acreage of HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our long-term outlook for the deepwater GoM.
Principal Markets
OSVs and MPSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity, such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America, and the Middle East. Our core geographic markets are the GoM, Mexico and Brazil. In these markets we provide services to several major integrated oil companies as well as mid-size and large independent oil companies with deepwater and ultra-deepwater activities and to national oil companies such as PEMEX and Petrobras. We also occasionally operate in select international markets, which have included the rest of Latin America, West Africa, the Mediterranean Sea, the Black Sea and the Caribbean basin. We are often subcontracted by other oilfield service companies, both in the GoM and internationally, to provide a new generation fleet that enables them to render offshore oilfield services, such as well stimulation or other enhanced oil recovery activities, diving and ROV operations, construction, installation, maintenance, repair and decommissioning services. We also provide a specialized application of our new generation OSVs for use by the United States military.
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
Offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment and have resulted in an on-going newbuild cycle for drilling rigs and for OSVs. As a result of the projected deepwater drilling activity levels worldwide, there were 68 floating rigs under construction or on order on February 17, 2016 and, as of that date, there were options outstanding to build 22 additional floating rigs. In addition, on that date, there were 123 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 45 additional high-spec jack-up rigs. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required is dependent on many factors, including the type of activity being undertaken, the location of the rig and the size and capacity of the OSVs. During normal operating conditions, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities will result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.
Our charters are the product of either direct negotiation or a competitive proposal process, which evaluates vessel capability, availability and price. Our primary method of chartering in the GoM is through direct vessel negotiations with our customers on either a long-term or spot basis. In the international market, we sometimes charter through local entities in order to comply with cabotage or other local requirements. Some charters are solicited by customers through international vessel brokerage firms, which earn a commission that is customarily paid by the vessel owner. Our U.S. Navy charter was the product of a competitive procurement process conducted by the Military Sealift Command and our operations and management agreement was a sole source selection based upon certain capabilities that are unique to the Company. All of our charters, whether long-term or spot, are priced on a dayrate basis, whereby for each day that the vessel is under contract to the customer, we earn a fixed amount of charter-hire for making the vessel available for the customer’s use. Many long-term contracts and all government, including national oil company, charters contain early termination options in favor of the customer; however, some have fees designed to discourage early termination. Long-term charters sometimes contain provisions that permit us to increase our dayrates in order to be compensated for certain increased operational expenses or regulatory changes.
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
Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Consequently, our MPSVs face, and the HOSMAX MPSVs being constructed under our fifth OSV newbuild program will face, competition from both foreign-flagged vessels and U.S.-flagged vessels for non-coastwise trade activities. However, because our MPSVs will be Jones Act-qualified, we believe our customers will achieve greater efficiency as our MPSVs will eliminate the need for customers to separately charter a Jones Act-qualified vessel to transport project cargo from a U.S. point to an installation site. In addition, our U.S.-flagged MPSVs will compete for projects with other international MPSVs as well as participate in the GoM and international OSV markets as large-capacity carriers of drilling fluids, petroleum products and deck cargos in support of deep-well exploration, development and production operations. Competition in the MPSV industry is significantly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project. While operating in the GoM, our foreign-flagged DP-3 MPSVs are required to utilize U.S. crews while foreign-owned vessels have historically been allowed to employ non-U.S. mariners, often from low-wage nations. U.S. crews are often more expensive than foreign crews. Also, foreign MPSV owners may have more favorable tax regimes than ours. Consequently, prices for foreign-owned MPSVs in the GoM are often lower than prices we can charge. Finally, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. However, we have, for some time, observed a clear preference by our customers for a “one-stop” Jones Act solution, which would provide improved efficiencies, derived from a single U.S.-flagged vessel as well as greater regulatory certainty as compliance questions continue to arise from the use of foreign-flagged vessels in the subsea GoM. In the post-Macondo GoM, we see this Jones Act preference as a long-term trend, not only for construction vessels but for vessels of all types working offshore.
We continue to observe intense scrutiny by our customers on the safety and environmental management systems of vessel operators. As a consequence, we believe that deepwater customers are increasingly biased towards companies that have demonstrated a financial and operational commitment and capacity to employ such systems. We believe this trend will, over time, make it difficult for small enterprises to compete effectively in the deepwater OSV and MPSV markets. Additionally, we have observed less willingness by operators to utilize DP-1 vessels in deepwater operations in the GoM. This trend will likely result in the retirement of non-DP vessels and a migration of DP-1 vessels to non-deepwater regions, such as the shelf, and certain international regions. In 2014, PEMEX announced its intention to use only vessels that are less that 15 years old. We and other market participants in Mexico, however, have successfully challenged this restriction, but PEMEX may renew its attempt in the future.
Although some of our principal competitors are larger, have greater financial resources and have more extensive international operations than we do, we believe that our financial strength, operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate or intend to operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our high-spec new generation OSVs range from less than one year to 17 years with a weighted-average fleet age, based on DWT, of seven years. In fact, over 60% of our active new generation OSVs have been placed in-service since January 1, 2008. The average age of the industry’s conventional U.S.-flagged OSV fleet is approximately 35 years and domestic new generation OSV fleet is approximately nine years. We believe that most of these older vessels are cold-stacked and many of them have been or will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in-service to address greater customer interest in deep-well, deepwater and ultra-deepwater drilling activity. Upon completion of our fifth OSV newbuild program, we expect to own a fleet of 72 Upstream vessels of which 90% will be DP-2 or DP-3 with a weighted-average fleet age, based on DWT, of eight years in 2017.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impact our ability to manage, maintain and grow our business. In crewing our vessels, we require skilled employees who can perform physically demanding work. As the result of our stacking 33 vessels since October 2014, we have reduced our mariner headcount significantly. When these stacked vessels return to service, we will need to hire and train mariners to operate our vessels.
CUSTOMER DEPENDENCY
Our customers are generally limited to large, independent, integrated or nationally-owned energy companies. These firms are relatively few in number. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2015, Royal Dutch Shell plc (including worldwide affiliates) and Seabed Geosolutions (US) Inc. each accounted for 10% or more of our consolidated revenues. For a discussion of significant customers in prior periods, see Note 12 to our consolidated financial statements.
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
OPA 90 and regulations promulgated pursuant thereto amend and augment the oil spill provisions of the Clean Water Act and impose a variety of duties and liabilities on “responsible parties” related to the prevention and/or reporting of oil spills and damages resulting from such spills in or threatening U.S. Waters, including the Outer Continental Shelf or adjoining shorelines. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for containment and oil removal costs, as well as a variety of public and private damages including the costs of responding to a release of oil, natural resource damages, damages for injury to, or economic losses resulting from, destruction of real or personal property of persons who own or lease such affected property. For any vessels, other than “tank vessels,” that are subject to OPA 90, the liability limits are the greater of $1,100 per gross ton or $939,800. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. In addition, for vessels carrying crude oil from a well situated on the Outer Continental Shelf, the limits apply only to liability for damages (e.g. natural resources, real or personal property, subsistence use, reserves, profits and earnings capacity, and public services damages). The owner or operator of such vessel is liable for all removal costs resulting from a discharge without limits. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply and certain defenses may not be available. Moreover, OPA 90 imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. As required, we have provided satisfactory evidence of financial responsibility to the USCG for all of our vessels over 300 tons.

OPA 90 also imposes ongoing requirements on a responsible party, including preparedness and prevention of oil spills and preparation of an oil spill response plan. We have engaged the Marine Spill Response Corporation to serve as our Oil Spill Removal Organization for purposes of providing oil spill removal resources and services for our operations in U.S. waters as required by the USCG. In addition, our Tank Vessel Response Plan and Non-Tank Vessel Response Plan have been approved by the USCG.

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
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as “CERCLA” or “Superfund,” and similar laws impose liability for releases of hazardous substances into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for response costs, as well as natural resource damages. Under CERCLA, responsible parties include not only owners and operators of vessels but also any person who arranged for the disposal or treatment, or arranged with a transporter for transport for disposal or treatment of hazardous substances, and any person who accepted hazardous substances for transport to disposal or treatment facilities. Thus, we could be held liable for releases of hazardous substances that resulted from operations by third parties not under our control or for releases associated with practices performed by us or others that were standard in the industry at the time.
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
The USCG published its final Ballast Rule on March 23, 2012, which became effective on June 21, 2012, and the United States EPA renewed the Vessel General Permit under the National Pollutant Discharge Elimination System on December 19, 2013. These regulations require all our existing vessels to meet certain standards pertaining to ballast water discharges, on certain dates between January 2014 and January 2016. An exemption to certain compliance requirements is provided for vessels that operate within an isolated geographic region, as determined by the USCG. Most of our vessels operating in the GoM are exempt from the ballast water treatment requirements. However, for non-exempt vessels, ballast water treatment equipment may be required to be utilized on the vessel. As of February 26, 2016, the USCG has not approved any ballast water treatment systems and, as a result, it has granted extensions for compliance with such ballast water treatment requirements. We have currently estimated the cost of compliance to be approximately $250,000 per non-exempt vessel that may be fitted with a system.
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
EMPLOYEES
On December 31, 2015, we had 1,233 employees, including 975 operating personnel and 258 corporate, administrative and management personnel. Excluded from these personnel totals are 212 third-country nationals that we contracted to serve on our vessels as of December 31, 2015. These non-U.S. mariners are typically provided by international crewing agencies. With the exception of 137 employees located in Brazil and Mexico, none of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.
GEOGRAPHIC AREAS
The table below presents revenues by geographic region for the past three fiscal years (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$328,262	$490,314	$415,898
International	147,808	144,479	132,247
	$476,070	$634,793	$548,145
The table below presents net property, plant and equipment by geographic region for the past three fiscal years (in thousands):

	December 31,
	2015	2014	2013
United States	$2,218,646	$2,052,145	$1,913,293
International	356,015	407,341	212,081
	$2,574,661	$2,459,486	$2,125,374
Foreign Operations
Operating in foreign markets presents many political, social and economic challenges. Although we take measures to mitigate these risks, they cannot be completely eliminated. See "Item—1A Risk Factors" for a further discussion of the risks of operating in foreign markets.
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

WEBSITE AND OTHER ACCESS TO COMPANY REPORTS AND OTHER MATERIALS
Our website address is http://www.hornbeckoffshore.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports, as well as other documents that we file with, or furnish to, the Commission pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the Commission. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors—IR Home.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, Commission filings and public conference calls and webcasts. Periodically, we also update our investor presentations which can be viewed on our website. You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our Corporate Governance Guidelines, Code of Conduct, titled "Navigating with Integrity," (which applies to all employees, including our Chief Executive Officer and certain Financial and Accounting Officers), Code of Business Conduct and Ethics for Members of the Board of Directors, and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance”. We intend to disclose any changes to or waivers from the Code of Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any stockholder upon request to Hornbeck Offshore Services, Inc., Attn: General Counsel, 103 Northpark Boulevard, Suite 300, Covington, Louisiana 70433. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.
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
As a result of the ongoing declines in oil prices that began in late 2014 and have continued through 2015 and into 2016, our clients have reduced and may further reduce spending on exploration and production projects, resulting in a decrease in demand for our services.
Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and production services activities. Reduced demand for oil and natural gas or periods of surplus oil and natural gas generally result in lower prices for these commodities and often impact the economics of planned drilling projects and ongoing production projects, resulting in the curtailment, reduction, delay or postponement of such projects for an indeterminate period of time. When drilling and production activity and spending declines, both vessel dayrates and utilization for our vessels historically decline as well. This has been the case, beginning in October 2014 through 2015 and continuing in 2016.
Oil prices worldwide have dropped significantly. If the current depressed oil and natural gas prices persist for a prolonged period, or decline further, oil and gas exploration and production companies will likely cancel or curtail additional drilling programs and lower production spending on existing wells even more than they have already, thereby further reducing demand for our services.
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
In addition to our fifth OSV newbuild program, which in nearing completion, certain of our competitors previously announced plans to construct new vessels to be deployed in domestic and foreign locations, thus adding to the available vessel capacity. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-oilfield applications would result in an increase in vessel capacity in the GoM, one of our core markets. Similarly, vessel capacity in foreign markets, including our core markets of Mexico and Brazil, may also be impacted by U.S.-flagged or other vessels migrating to such foreign locations. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs or MPSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in the oil and gas industry on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors may bring additional MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally for such services.
The failure to successfully complete our fifth OSV newbuild program or repairs, maintenance and routine drydockings on-schedule and on-budget could adversely affect our financial condition and results of operations.
In November 2011, we commenced and later expanded our fifth OSV newbuild program. We contracted with three domestic shipyards on the Gulf Coast to construct a total of 19 new generation, high-spec OSVs, all of which have already been delivered, and five MPSVs, one of which has been delivered. We routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. Our vessel newbuild program and drydockings are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, including costs of steel, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays under our fifth OSV newbuild program could have a material adverse effect on anticipated contract commitments or anticipated revenues. Significant delays with respect to other possible newbuild programs or the conversion or drydockings of vessels could result in similar adverse effects to our anticipated contract commitments or revenues. Significant cost overruns or delays for vessels under construction not adequately protected by liquidated damages provisions, in general could adversely affect our financial condition and results of operations.
Additional reductions in Petrobras' announced plans for exploration and production activities offshore
Brazil could have a material adverse effect on the market for high-spec OSVs.

Petrobras accounts for a substantial portion of global deepwater drilling activity and has publicly announced plans to reduce its investment in exploration and production activities by roughly $30 billion from 2015 through 2019. This reduction and any decision by Petrobras to further reduce the scope or pace of its announced exploration and production plans offshore Brazil could negatively impact the worldwide market for high-spec OSVs and could have a material adverse effect on our financial condition and results of operations.
The level of offshore oil and gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control
Changes in, among others, the following factors can negatively impact our performance:

•	worldwide demand for oil and natural gas;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	changes in capital spending budgets by our customers;

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production;

•	local and international political and economic conditions and policies;

•	unavailability of drilling rigs in our core markets of the GoM, Mexico and Brazil;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	successful exploration for, and production and transportation of, oil and natural gas from onshore sources;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	technological advances affecting energy production and consumption;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	weather conditions; and

•	environmental and other regulations affecting our customers and their other service providers.
Since late 2014 we have observed a significant decline in oil prices, which has caused oil companies to announce and implement significant reductions in their capital spending programs, that is the source upon which much of our business activity depends. A prolonged reduction in oil prices could have a significant adverse and long-term impact on the Company’s financial condition and results of operations.
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
Under our fifth OSV newbuild program, we are spending approximately $1,335 million, excluding capitalized construction period interest, for the construction of vessels currently under contract, of which $1,201.7 million has been paid as of December 31, 2015. The amounts required to fund our fifth OSV newbuild program represent a substantial capital commitment. We expect the remaining obligations relating to this newbuild program to be paid, over time through 2017, based on construction milestones. Our 2019 convertible senior notes, our 2020 senior notes, and our 2021 senior notes, which collectively have a face value of $1,125 million, mature in September 2019, April 2020, and March 2021, respectively. In addition, upon the occurrence of certain change of control events, as defined in the indentures governing the 2020 senior notes and the 2021 senior notes, holders of such notes would have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest. Further, upon certain fundamental changes as defined in the indenture governing the 2019 convertible senior notes, holders of such notes would have the right to require us to repurchase such notes at 100% of their principal amount, plus any accrued and unpaid interest. To the extent that our cash on hand and cash flow from operations are not sufficient to meet these obligations as they come due, we plan to borrow on our currently undrawn credit facility, sell non-core assets and arrange for additional financing. Nevertheless, there can be no assurance that we will be able to sell our non-core assets or arrange for additional financing on acceptable terms. Failure to meet our obligations related to our fifth OSV newbuild program, our 2019 convertible senior notes, our 2020 senior notes, and our 2021 senior notes may result in the acceleration of our other indebtedness and result in a material adverse effect on our financial condition and results of operations.
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
Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the USCG, the National Transportation Safety Board, the EPA and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The USCG and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the USCG and Customs Service are authorized to inspect vessels at will. Our operations are also subject to international conventions, federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, specific training, and/or operational changes. While we endeavor to comply with all applicable laws, circumstances might exist where we might not come into complete compliance with applicable laws and regulations which could result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in applicable conventions or laws, regulations or standards that would impose additional requirements or restrictions on our or our oil and gas exploration and production customers’ operations could adversely affect our financial condition and results of operations. It is possible that laws and regulations may become even more stringent, which could also adversely affect our financial condition and results of operations.
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
In certain foreign markets in which we operate, most notably Mexico, we sometimes depend upon governmental waivers of cabotage laws. These waivers could be revoked or made more burdensome, which could result in our inability to continue our operations or materially increase the costs of operating in such foreign locations. In addition, our foreign customers are often large state-owned oil companies that have monopolies or near monopolies in their home countries. These companies sometimes impose contractual requirements or restrictions that cannot be negotiated away and that can impose significant operating risks upon us. We have attempted to challenge these contractual actions in foreign markets, which entails significant risks.

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
In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of the recent volatility of the oil and gas industry, we have significantly reduced our mariner headcount. Additionally, as a result of such volatility, vessel employees and potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. Further, unlike the current weak market conditions, during normal market conditions, we face strong competition within the broader oilfield industry for employees and potential employees, including competition from drilling rig operators for our fleet personnel. As the vessels being constructed in our fifth OSV newbuild program are delivered and placed in service, we may have difficulty hiring employees or finding suitable replacements as needed. Once normal market conditions return, should a reduced pool of workers arise, it is possible that we would have to raise wage rates to attract workers and to retain our current employees. In such circumstances, should we not be able to increase our service rates to our customers to compensate for wage-rate increases or recruit qualified personnel to operate our vessels at full utilization, our financial condition and results of operations may be adversely affected.
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
Our business has high fixed costs. Downtime or low productivity due to reduced demand, as is currently being experienced, from weather interruptions or other causes can have a significant negative effect on our operating results and financial condition. In addition, given our recent vessel stackings, our fixed costs are borne by a substantially smaller active fleet of vessels.
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
Many of our operating costs, such as crew wages, materials and supplies, maintenance and repairs, and insurance costs, are unpredictable and vary based on events beyond our control. Our gross margins will vary based on fluctuations in our operating costs. If our costs increase or we encounter unforeseen costs, we may not be able to recover such costs from our customers, which could adversely affect our financial position, results of operations and cash flows.
Stacked vessels may introduce additional operational issues.
In recognition of weak market conditions, we have stacked 33 OSVs on various dates since October 1, 2014 and we may choose to stack additional vessels should market conditions warrant. In connection with such stackings, we have reduced our mariner headcount significantly. Operationally, we limit the number of persons available to maintain such stacked vessels. Also, we have fewer revenue-producing units in service that can contribute to our results and contribute cash flows to cover our fixed costs and commitments. When stacked vessels return to service, we will incur previously deferred drydocking costs for regulatory recertifications and may incur costs to hire and train mariners to operate such vessels. Delay in reactivating stacked vessels and the costs and other expenses related to the reactivation of stacked vessels could have a material adverse effect on our cash flows and results of operations.
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
The fundamental change purchase feature of our 2019 convertible senior notes and the change of control purchase features of our 2020 senior notes and our 2021 senior notes and provisions of our certificate of incorporation, bylaws, stockholder rights plan and Delaware law may delay or prevent an otherwise beneficial takeover attempt of the Company.
The terms of our 2019 convertible senior notes require us to purchase the notes for cash in the event of a fundamental change. Upon a change in control, our 2020 senior notes and our 2021 senior notes require us to repurchase such senior notes at 101% of aggregate principal. A takeover of the Company would trigger the requirement that we purchase the 2019 convertible senior notes, the 2020 senior notes and the 2021 senior notes. Furthermore, our certificate of incorporation and bylaws, Delaware corporations law, and our stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
The convertible note hedge transactions may affect the value of our common stock.
In connection with the original issuance of our 2019 convertible senior notes, we entered into convertible note hedge transactions with counterparties that include the initial purchasers of such notes or their affiliates. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that initially underlie the notes, and are expected to reduce the potential equity dilution, and/or offset cash payments due, upon conversion of the notes in the event the volume-weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the strike price of the convertible note hedge transactions. Concurrently with entering into the convertible note hedge transactions, we also entered into separate warrant transactions with the same counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments, pursuant to which we sold warrants to the counterparties. If the warrants are exercised, such exercise would mitigate some of the reduction upon exercise of the convertible note hedge transactions, and could have a dilutive effect on our earnings per share to the extent that the volume-weighted average price of our common stock during the measurement period at maturity of the warrants exceeds the strike price of the sold warrants.
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
Our stock price has been volatile, declining precipitously from time to time during the period from 2013 through the present, and it could decline again.
The securities markets in general and our common stock in particular have experienced significant price and volume volatility in recent years. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations or business prospects or those of companies in our industry. In addition to the other risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;

•	factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as the current depressed prices for oil or natural gas;

•	disasters such as the Deepwater Horizon incident in the Gulf of Mexico in 2010;

•	the operating and securities price performance of companies that investors or analysts consider comparable to us;

•	actions by rating agencies related to our 2019 convertible senior notes, our 2020 senior notes, or our 2021 senior notes;

•	the ability or willingness of OPEC to set and maintain production levels for oil;

•	oil and gas production levels by non-OPEC countries;

•	geopolitical risks;

•	announcements of strategic developments, acquisitions and other material events by us or by our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
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
Our principal properties as of December 31, 2015 are as follows:

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
Item 3—Legal Proceedings
None.
Item 4—Mine Safety Disclosures
None.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices for our common stock as reported by the NYSE during 2015 and 2014.

	2015		2014
	High	Low	High	Low
First Quarter	$25.40	$17.91	$49.04	$38.17
Second Quarter	$25.22	$18.64	$47.08	$37.44
Third Quarter	$20.98	$13.33	$47.45	$32.46
Fourth Quarter	$17.80	$8.23	$33.54	$19.16
On January 31, 2016, we had 23 holders of record of our common stock.
We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. In October 2014, our Board of Directors approved the buyback of up to $150 million of our common stock. Our current intention is to retain all additional cash that our business generates to cover all of our growth capital expenditures, commercial-related capital expenditures, annually recurring cash debt service, maintenance capital expenditures and cash income taxes, as well as discretionary share repurchases from time to time and to fund future growth. Any future payment of cash dividends or stock repurchases will depend upon the financial condition, capital requirements, plans to reduce our long-term debt and earnings of the Company, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 2020 senior notes, our 2021 senior notes and the agreement governing our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See "Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to our consolidated financial statements for further discussion.
See "Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.
Repurchase of Common Stock
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock using different methods including, but not limited to, open-market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The timing and amount of the repurchases depends on several factors, such as market conditions, applicable legal requirements, available liquidity, the discretion of management and other appropriate factors. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. As of December 31, 2015, we had repurchased and retired 891,396 shares at an average price of $28.05 per share. The repurchased shares cost a total of $25 million and represented roughly 2.5% of our total shares outstanding prior to the commencement of the program. As of February 26, 2016, no additional shares had been repurchased.

Item 6—Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except operating and per share data)
Our selected historical consolidated financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, was derived from our audited historical consolidated financial statements prepared in accordance with GAAP. Certain reclassifications have been made to prior period results to conform to current year presentation. See Note 2 for a discussion of such reclassifications. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. In 2013, we closed the sale of our Downstream segment to Genesis Marine, LLC. The historical results for the Downstream segment and the gain on the sale of that segment have been presented as discontinued operations for all periods in the Selected Historical Consolidated Financial Information presented herein. See Note 13 of the Consolidated Financial Statements for more information.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenues	$476,070	$634,793	$548,145	$463,309	$330,836
Operating expenses	219,260	296,500	239,239	226,462	177,868
Depreciation and amortization	109,029	115,450	85,962	73,675	67,910
General and administrative expenses	48,297	54,245	53,428	45,178	32,327
Gain (loss) on sale of assets	44,060	822	1,587	(350)	980
Operating income	143,544	169,420	171,103	117,644	53,711
Loss on early extinguishment of debt	—	—	(25,776)	(6,048)	—
Interest income	1,525	1,086	2,515	2,167	829
Interest expense	39,496	30,733	47,352	57,869	59,649
Other income (expenses)(1)	1,005	501	(92)	185	231
Income (loss) before income taxes	106,578	140,274	100,398	56,079	(4,878)
Income tax expense (benefit)	39,757	52,367	36,320	21,384	(1,358)
Income (loss) from continuing operations	66,821	87,907	64,078	34,695	(3,520)
Income from discontinued operations, net of tax	—	618	47,315	2,322	959
Net income (loss)	66,821	88,525	111,393	37,017	(2,561)
Per Share Data:
Basic earnings (loss) per common share from continuing operations	$1.87	$2.43	$1.79	$0.98	$(0.12)
Basic earnings per common share from discontinued operations	—	0.02	1.31	0.07	0.03
Basic earnings (loss) per common share	$1.87	$2.45	$3.10	$1.05	$(0.09)
Diluted earnings (loss) per common share from continuing operations	$1.84	$2.40	$1.76	$0.97	$(0.12)
Diluted earnings per common share from discontinued operations	—	0.01	1.29	0.06	0.03
Diluted earnings (loss) per common share	$1.84	$2.41	$3.05	$1.03	$(0.09)
Weighted average basic shares outstanding	35,755	36,172	35,895	35,311	27,876
Weighted average diluted shares outstanding(2)	36,302	36,692	36,548	36,080	27,876
Balance Sheet Data (at period end):
Cash and cash equivalents	$259,801	$185,123	$439,291	$576,678	$356,849
Working capital(3)	278,491	253,566	446,489	360,120	397,995
Property, plant, and equipment from continuing operations, net	2,574,661	2,459,486	2,125,374	1,643,623	1,431,414
Property, plant, and equipment from discontinued operations, net	—	—	759	168,487	174,371
Total assets(4)	2,984,416	2,860,935	2,743,015	2,584,971	2,124,656
Total short-term debt(5)	—	—	—	238,071	—
Total long-term debt(6) (7)	1,070,281	1,057,487	1,045,297	833,326	762,179
Total stockholders’ equity	1,446,163	1,370,765	1,295,428	1,165,845	1,072,988
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	$215,843	$163,106	$207,067	$128,865	$52,582
Investing activities	(141,349)	(401,515)	(526,630)	(255,323)	(62,889)
Financing activities	1,023	(19,664)	(61,344)	334,391	228,830
Net cash provided by (used in) discontinued operations:
Operating activities	$—	$2,374	$15,368	$13,847	$11,068
Investing activities	—	1,638	228,689	(1,772)	675
Other Financial Data (unaudited):
EBITDA(8)	$253,578	$285,371	$231,197	$185,456	$121,852
Capital expenditures	293,349	408,693	542,651	258,325	72,176
Other Operating Data (unaudited)(9):
Average number of new generation OSVs(10)	60.0	57.4	50.7	51.0	51.0
Average number of active new generation OSVs(11)	42.0	56.6	50.3	48.3	41.8
Average new generation OSV fleet capacity (DWT)	206,030	177,033	132,564	128,190	128,190
Average new generation OSV vessel capacity (DWT)	3,436	3,076	2,609	2,514	2,514
Average new generation OSV utilization rate(12)	54.4%	79.6%	83.7%	83.2%	71.5%
Effective new generation OSV utilization rate (13)	77.8%	80.7%	84.4%	87.8%	87.2%
Average new generation OSV dayrate(14)	$26,278	$27,416	$26,605	$23,445	$21,121
Effective dayrate(15)	$14,295	$21,823	$22,268	$19,506	$15,102

(1)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.

(2)
For the year ended December 31, 2015, the Company had 322 anti-dilutive stock options. For the years ended December 31, 2014, 2013 and 2012, the Company had no anti-dilutive stock options. Due to a net loss, we excluded, for the calculation of loss per share, the effect of equity awards representing the rights to acquire 1,209 shares of common stock for the year ended December 31, 2011 because the effect was anti-dilutive. See Note 3 of our consolidated financial statements for more information about diluted shares outstanding.

(3)	Includes working capital (deficit) from discontinued operations in the amount of $470, $1,461, $(1,750), and $210 as of December 31, 2014, 2013, 2012 and 2011, respectively.

(4)	Includes total assets from discontinued operations in the amount of $470, $2,337, $176,277, and $183,472 as of December 31, 2014, 2013, 2012, and 2011, respectively.

(5)
Excludes imputed original issue discount associated with our 2026 convertible senior notes in the amount of $11,093 as of December 31, 2012. Also excludes deferred financing costs associated with our 2026 convertible senior notes in the amount of $836 as of December 31, 2012. These notes were putable by the holders to the Company on November 15, 2013 and therefore were classified as short-term debt. These notes were converted or redeemed in full by the Company in November 2013.

(6)
Excludes original issue discount associated with our 2014 senior notes in the amount of $215 as of December 31, 2011; original issue discount associated with our 2017 senior notes in the amount of $4,771 and $5,571 as of December 31, 2012 and 2011, respectively; imputed original issue discount associated with our 2026 convertible senior notes in the amount of $23,566 as of December 31, 2011; and imputed original issue discount associated with our 2019 convertible senior notes in the amount of $41,600, $51,528, $60,908 and $69,699 as of December 31, 2015, 2014, 2013 and 2012, respectively.

(7)
Excludes deferred financing costs associated with our 2014 senior notes in the amount of $635 as of December 31, 2011 and deferred financing costs associated with our 2017 senior notes in the amount of $3,702 and $4,323 as of December 31, 2012 and 2011, respectively, and our 2019 convertible senior notes in the amount of $4,095, $5,073, $5,996 and $6,801 as of December 31, 2015, 2014, 2013 and 2012, respectively and deferred financing costs associated with our 2020 senior notes in the amount of $3,944, $4,863, $5,782 and $6,701 as of December 31, 2015, 2014, 2013 and 2012, respectively; and deferred financing costs associated with our 2021 senior notes in the amount of $5,080, $6,049, $7,017 as of December 31, 2015, 2014 and 2013, respectively; and deferred financing costs associated with our 2026 convertible senior notes in the amount of $1,839 as of December 31, 2011.

(8)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.

(9)
Excluded from the Other Operating Data are the results of operations for our MPSVs, our shore-base facility, and vessel management services. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of our new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our MPSVs.

(10)
We owned 60 new generation OSVs as of December 31, 2015. Our average number of new generation OSVs for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, reflect the deliveries of certain vessels under our fourth and fifth OSV newbuild programs. Please refer to Our Vessels on page 6 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data is one conventional OSV, which is stacked, and is considered a non-core asset.

(11)
In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Based on improved market conditions, we had re-activated all of our stacked new generation OSVs by June 30, 2013. During 2014, we experienced weak market conditions for which we elected to stack certain of our new generation OSVs on various dates during the fourth quarter of 2014 and throughout 2015.

(12)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(13)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days due.

(14)
Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.

(15)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.

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

The following table provides the detailed components of EBITDA from continuing operations as we define that term for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 respectively (in thousands).

	Year Ended December 31,
	2015	2014	2013	2012	2011
Components of EBITDA:
Income (loss) from continuing operations	$66,821	$87,907	$64,078	$34,695	$(3,520)
Interest, net:
Debt obligations	39,496	30,733	47,352	57,869	59,649
Interest income	(1,525)	(1,086)	(2,515)	(2,167)	(829)
Total interest, net	37,971	29,647	44,837	55,702	58,820
Income tax expense (benefit)	39,757	52,367	36,320	21,384	(1,358)
Depreciation	82,566	71,301	55,332	52,005	52,453
Amortization	26,463	44,149	30,630	21,670	15,457
EBITDA	$253,578	$285,371	$231,197	$185,456	$121,852
The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 respectively (in thousands).

	Year Ended December 31,
	2015	2014	2013	2012	2011
EBITDA Reconciliation to GAAP:
EBITDA	$253,578	$285,371	$231,197	$185,456	$121,852
Cash paid for deferred drydocking charges	(13,267)	(43,609)	(35,875)	(39,211)	(16,832)
Cash paid for interest	(50,492)	(50,548)	(53,636)	(38,597)	(43,811)
Cash paid for taxes	(4,808)	(5,679)	(4,537)	(1,332)	(1,272)
Changes in working capital	65,415	(32,213)	33,458	3,571	(13,297)
Stock-based compensation expense	10,293	10,324	11,888	10,805	6,403
(Gain) loss on sale of assets	(44,060)	(822)	(1,587)	350	(980)
Loss on early extinguishment of debt	—	—	25,776	6,048	—
Changes in other, net	(816)	282	383	1,775	519
Cash flows provided by continuing operations	$215,843	$163,106	$207,067	$128,865	$52,582
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2015	2014	2013	2012	2011
Loss on early extinguishment of debt	$—	$—	$25,776	$6,048	$—
Stock-based compensation expense	10,293	10,324	11,914	10,891	6,525
Interest income	1,525	1,086	2,515	2,167	829

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
General
During 2015, oil prices have remained in a trading range of $35 to $65 per barrel and an average of $49 with a more recent price in the $28 to $40 range. The drop in oil price is due to surplus oil, driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply and OPEC suppliers in the Middle East and Russia not reducing their output. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. As a result of lower oil prices, major and independent oil companies with deepwater operations have significantly reduced their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs, including high-spec OSVs in our core markets, for the current market conditions, have resulted in reductions in both our dayrates and utilization.
We believe that the long-term nature of deepwater projects insulates them, somewhat, from a short-term fall in oil prices and that many sanctioned or on-going projects will proceed. However, deepwater activities will be affected by lower prices, even if they are affected less than other activities. We have experienced and continue to experience requests by our deepwater customers for price reductions in order to help mitigate the impact that lower prices are having and will continue to have on oil company operating results and cashflows. In addition, sustained low prices have caused un-sanctioned projects to be delayed or cancelled altogether, which could be manifested in less activity later, even if oil prices recover. Many of our operations are in support of deepwater projects that are in their final stages or of projects that do not involve deepwater and are more susceptible to immediate wind-down. We cannot predict whether, to what extent, or when oil prices will improve.
In the GoM, 18 high-spec OSVs have been delivered into the domestic market during 2015, including five of our own. We expect an additional 18 high-spec OSVs to be delivered into domestic service during 2016 and 2017. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 210 of such vessels by the first quarter of 2017. During the fourth quarter of 2015, there was an average of roughly 48 floating rigs available in the GoM, while an average of 39 were working. As of February 17, 2016, there were 50 rigs available and 35 were working. However, ten floating rigs have contracts that will expire during 2016 and one rig is scheduled to leave the region. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We expect three new rigs to arrive in the GoM during 2016. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin. Given these market conditions, we anticipate our average dayrates and utilization levels to be adversely affected compared to our 2015 and 2014 results. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We feel that once the current supply and demand fundamentals return to normal conditions our results from operations will improve.
In recognition of these weak market conditions, we stacked 28 OSVs on various dates from October 1, 2014 through December 31, 2015. Post year-end, we have stacked an additional five new generation OSVs to date. These 33 stacked vessels represent 49% of our fleetwide vessel headcount, but only 33% of our total OSV and MPSV deadweight tonnage. By stacking vessels, we expect to significantly reduce our cash outlays and lower our risk profile; however, we will have fewer revenue-producing units in service that can contribute to our results and contribute cash flows to cover our fixed costs and commitments. We may choose to stack additional vessels should market conditions warrant.
In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the deepwater GoM given the current oil price environment. PEMEX budget reductions have resulted in contract cancellations and slower than expected growth in the market for our vessels in Mexico. We have noticed that PEMEX is reviewing its vessel needs and, in certain circumstances, is not exercising options for vessels that are currently operating in its chartered fleet. We expect that certain of our Mexican-flagged vessels will be affected and will likely be stacked, if not renewed. Nevertheless, we consider Mexico to be a long-term market for our services, especially in light of energy reforms being carried out there. Despite current oil prices, we recently observed improved bidding results from several international companies related to shallow water auctions in Mexico. We will continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there. In 2014, PEMEX announced its intention to use only vessels that are less that 15 years old. We and other market participants in Mexico, however, have successfully challenged this restriction, but PEMEX may renew its attempt in the future.
In Brazil, Petrobras generally appears to be moving towards an "all Brazilian flag" vessel fleet, which will limit opportunities in Brazil for foreign flag vessels, except where highly specialized services are required. In January 2016, we placed one of our newbuild HOSMAX 310 class OSVs into Brazilian registry. We will continue to monitor this market to charter our vessels to Petrobras or other companies operating in that region.
Market conditions
As of February 17, 2016, we had 17% of our new generation OSV vessel-days contracted for the fiscal year ending December 31, 2016. Our forward OSV contract coverage for the fiscal year ending December 31, 2017 currently stands at 3%. MPSV contract coverage for the fiscal years ending December 31, 2016 and 2017 is currently 5% and 0%, respectively.
The principal threat facing all of our markets is the fall in oil prices and resultant reduction in capital spending by our customers.
Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for seven foreign-flagged new generation OSVs, two foreign-flagged well-stimulation vessels and two foreign-flagged MPSVs. As of December 31, 2015, our 32 active new generation OSVs, six MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	27
Other U.S. coastlines(1)	5
32
Foreign
Mexico	8
Middle East	1
Europe	1
10
Total Active Vessels(2)	42

(1)	Includes one owned vessel and four managed vessels that are currently supporting the military.

(2)	Excluded from this table are 28 new generation OSVs and one non-core conventional OSV that were stacked as of December 31, 2015.
OSV Newbuild Program #5. Recently, we announced the expansion of our fifth OSV newbuild program to enhance the four remaining MPSVs to be delivered. These enhancements include additional accommodations, additional ROV workspaces, additional crane lifting capacities and, for the final two MPSVs, a 60 foot mid-body section. Our fifth OSV newbuild program now consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of February 17, 2016, we had delivered and placed in service 20 vessels under such newbuild program. Delivery of the four remaining vessels under this 24-vessel domestic newbuild program is expected to occur on various dates during 2016 and 2017. We expect to own and operate 62 new generation OSVs as of December 31, 2016, as well as manage four vessels for the U.S. Navy. These aggregate OSV vessel additions result in a projected average new generation OSV fleet complement of 61.9 and 62.0 for fiscal years 2016 and 2017, respectively. With the addition of the four MPSVs, we expect to own and operate eight and ten MPSVs as of December 31, 2016 and 2017, respectively. These MPSV additions result in a projected average MPSV fleet complement of 6.9, 8.7 and 10.0 vessels for the fiscal years 2016, 2017 and 2018, respectively. The aggregate cost of our fifth OSV newbuild program, excluding construction period interest, is expected to be approximately

$1,335.0 million, approximately 90% of which has already been incurred. For further information regarding our fifth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.
Operating Costs
Our operating costs are primarily a function of fleet size, areas of operations and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization. Since October 1, 2014, we have stacked 33 vessels. By removing these vessels from our active operating fleet, we have been able to significantly reduce our operating costs, including crew costs. If market conditions worsen, we may elect to stack additional vessels. Our fixed operating costs are now spread over 29 owned and operated vessels and four vessels managed for the U.S. Navy.
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
In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the USCG and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a disproportionately large number of drydockings in a particular fiscal period, comparative results may be affected. While we can defer required drydockings of stacked vessels, we will be required to conduct such deferred drydockings prior to such vessels returning to service, which could delay their return to active service.
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
We presently review our vessels for impairment using the following asset groups: New Generation OSVs, MPSVs and Conventional OSV. As of December 31, 2015, we only had one remaining conventional OSV, which remains cold-stacked and has a net book value of only $0.4 million. Management has concluded that these groupings are currently appropriate because our vessels are highly relevant and mobile and are consistent based on the operating and marketing characteristics desired by our customers. When analyzing asset groups for impairment, we consider both historical and projected operating cash flows, operating income, and EBITDA based on current operating environment and future conditions that we can reasonably anticipate, such as inflation or prospective wage costs. These projections are based on, but not limited to, job location, current market dayrates included in recent sales proposals, utilization and contract coverage; along with anticipated market drivers, such as drilling rig movements, results of offshore lease sales and discussions with our customers regarding their ongoing drilling plans. We also consider recent vessel sales and recent vessel appraisals.
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
We reviewed ASC 360 regarding triggering events that would require an impairment analysis and concluded that there were no such events in 2015 or 2014. Our review gave consideration to the current market conditions, which include the recent commodity price decline, a reduction in certain projected capital budgets for our customers and our competitors' filings. While we expect this environment to have a negative impact on vessel utilization and dayrates, we view the deepwater and ultra deepwater projects of our customers, which are the principal markets for our vessel fleet, to be somewhat insulated from short-term commodity price cycles compared to onshore shale and shallow shelf offshore exploration and production activities. However, continued commodity price declines or protracted extensions of the current price cycle could result in additional delays or cancellations of deepwater projects, which may adversely affect long-term fleet utilization. We recently updated our analysis of whether a triggering event has occurred and we concluded that one has not. While the Company has historically operated its vessels predominately in the GoM, we will continue to deploy vessels to international markets as conditions warrant. Our technologically advanced vessels are capable of working in and are effectively mobilized to different markets, so neither the geographic location of vessels, nor reduced drilling activity in a particular exploration area is considered on its own as an impairment trigger. In addition, since we consider cyclicality and volatility to be normal for our industry, we do not consider strategically stacking vessels that we intend to reactivate to be a triggering event. We believe that the fair values of all of our asset groups exceed their carrying values. In order for the fair values of any of our assets to be below their respective carrying values, current and projected effective dayrates would have to be significantly below the lowest levels experienced in the Company’s history. In addition, those market conditions would have to be sustained for the remaining economic useful lives of each vessel class, which is also unlikely.
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
Allowance for Doubtful Accounts. Our customers are primarily national oil companies, major and independent, domestic and international, oil and gas and oil service companies. Our customers are granted credit on a short-term basis and related credit risks are considered minimal. We usually do not require collateral. We provide an estimate for uncollectible accounts based primarily on management’s judgment. Management uses the relative age of receivable balances, historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts. Our historical losses have not been significant. However, because amounts due from individual customers can be significant, future adjustments to the allowance can be material if one or more individual customer’s balances are deemed uncollectible.
Income Taxes. We follow accounting standards for income taxes that require the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards and foreign tax credit carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future prior to their expiration. We continue to review our projected operating results related to the realization of these foreign tax credit carryforwards and if current market conditions persist or worsen through 2018, we may not realize the full benefit of these carryforwards. In addition, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in general and administrative expenses.
Stock-Based Compensation Expense. All equity-settled share-based payments to employees and directors, including grants of stock options and restricted stock units, are recognized in the income statement based on their fair values at the date of grant. All cash-settled share-based payments to employees and directors are recognized in the income statement based on their fair values at the end of the reporting period.
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
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our new generation OSVs and the average number and size of such vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, our shore-base facility, and vessel management services, including the four vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accomodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our six MPSVs.

	Years Ended December 31,
	2015	2014	2013
Offshore Supply Vessels:
Average number of new generation OSVs(1)	60.0	57.4	50.7
Average number of active new generation OSVs(2)	42.0	56.6	50.3
Average new generation OSV fleet capacity (DWT)	206,030	177,033	132,564
Average new generation OSV capacity (DWT)	3,436	3,076	2,609
Average new generation OSV utilization rate(3)	54.4%	79.6%	83.7%
Effective new generation OSV utilization rate(4)	77.8%	80.7%	84.4%
Average new generation OSV dayrate(5)	$26,278	$27,416	$26,605
Effective dayrate(6)	$14,295	$21,823	$22,268

(1)
We owned 60 new generation OSVs as of December 31, 2015. Our average number of new generation OSVs for the year ended December 31, 2015 reflects the deliveries of certain vessels under our fifth OSV newbuild program. Please refer to Our Vessels on page 6 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data is one conventional OSV that we consider to be a non-core asset.

(2)
In response to weak market conditions, we elected to stack 28 new generation OSVs on various dates since October 2014. Subsequent to year-end, we have stacked an additional five new generation OSVs. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

(3)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(4)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.

(5)
Average new generation OSV dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenues.

(6)	Effective dayrate represents the average dayrate multiplied by the average utilization rate.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014
Summarized financial information for the years ended December 31, 2015 and 2014, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$ Change	% Change
Revenues:
Domestic	$328,262	$490,314	$(162,052)	(33.1)%
Foreign	147,808	144,479	3,329	2.3%
	476,070	634,793	(158,723)	(25.0)%
Operating expenses	219,260	296,500	(77,240)	(26.1)%
Depreciation and amortization	109,029	115,450	(6,421)	(5.6)%
General and administrative expenses	48,297	54,245	(5,948)	(11.0)%
	376,586	466,195	(89,609)	(19.2)%
Gain on sale of assets	44,060	822	43,238	>100.0%
Operating income	143,544	169,420	(25,876)	(15.3)%
Interest expense	39,496	30,733	8,763	28.5%
Interest income	1,525	1,086	439	40.4%
Income tax expense	39,757	52,367	(12,610)	(24.1)%
Income from continuing operations	$66,821	$87,907	$(21,086)	(24.0)%
Income from discontinued operations, net of tax	—	618	(618)	(100.0)%
Net income	$66,821	$88,525	$(21,704)	(24.5)%

Revenues. Revenues for 2015 decreased by $158.7 million, or 25.0%, to $476.1 million compared to $634.8 million for 2014. Our weighted-average active operating fleet for 2015 was approximately 48 vessels compared to 61 vessels for 2014. The decrease in revenues was primarily due to soft market conditions in the GoM, which led to our decision to stack 28 new generation OSVs on various dates between October 1, 2014 and December 31, 2015. For the twelve months ended December 31, 2015, we had an average of 18.0 vessels stacked compared to 0.8 vessels stacked in the prior-year period. This decrease in revenue was partially offset by $54.0 million in revenue earned from the full or partial-period contribution of 14 vessels that were placed in service under our fifth OSV newbuild program since December 2013. Revenue from our MPSV fleet decreased $40.7 million, or 23.2%, for 2015 compared to 2014. Our new generation OSV average dayrates were $26,278 for 2015 compared to $27,416 for 2014, a decrease of $1,138, or 4.2%. Our new generation OSV utilization was 54.4% for 2015 compared to 79.6% for 2014. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during 2015 compared to 2014. Our new generation OSVs incurred 238 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 6,587 days during the twelve months ended December 31, 2015. Excluding stacked vessel days, our new generation OSV effective utilization was 77.8% and 80.7% during the twelve months ended December 31, 2015 and 2014, respectively. Domestic revenues decreased by $162.1 million during 2015 compared to 2014 due to lower dayrates earned by vessels operating in our fleet during the twelve months ended December 31, 2015 and the stacking of vessels in late 2014 through 2015. Foreign revenues increased by $3.3 million primarily due to the full or partial-period contribution of 11 OSVs and two MPSVs that relocated to foreign regions on various dates since 2013. Foreign revenues comprised 31.0% of our total revenues for 2015 compared to 22.8% for 2014.
Operating expenses. Operating expenses were $219.3 million, a decrease of $77.2 million, or 26.1%, for 2015 compared to $296.5 million for 2014. Operating expenses were driven lower by vessels that were removed from our active fleet count since late 2014, which resulted in a substantial reduction in mariner headcount. This decrease was partially offset by $25.7 million of operating costs related to the full or partial-period contribution from vessels added to our fleet since December 2013. Aggregate cash operating expenses are projected to be in the range of $170.0 million to $185.0 million for 2016. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.

Depreciation and Amortization. Depreciation and amortization expense was $6.4 million, or 5.6%, lower for 2015 compared to 2014. Depreciation increased by $11.3 million primarily due to the contribution of 14 vessels that were placed in service on various dates since December 2013. The depreciation increase was more than offset by a decrease in amortization expense of $17.7 million, primarily due to $6.8 million of incremental amortization recorded for the accelerated regulatory drydocking of vessels during 2014 along with lower amortization from the sale of four vessels to the U.S. Navy in 2015 and the deferral of planned drydockings for stacked vessels. Depreciation and amortization expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service and when any newly constructed vessels undergo their initial 30-month and 60-month recertifications.
General and Administrative Expenses. General and administrative expenses of $48.3 million decreased by $5.9 million, or 11.0%, during 2015 compared to 2014. The decrease in G&A expenses was primarily due to lower shoreside compensation and short-term incentive compensation expense and a reduction in bad debt reserves. General and administrative expenses as a percentage of revenues were 10.1% for 2015 compared to 8.5% for 2014. Our general and administrative expenses are expected to be in the approximate range of $47.0 to $52.0 million for 2016.
Gain on Sale of Assets. During 2015, we completed the sale of four 250EDF class OSVs, the HOS Arrowhead, the HOS Black Powder, the HOS Eagleview and the HOS Westwind, to the U.S. Navy for cash consideration of $152.0 million. The sale resulted in a pre-tax gain of approximately $44.1 million ($27.6 million after-tax or $0.76 per diluted share). During 2014, we sold a non-core 220 class OSV that resulted in an aggregate gain of approximately $0.8 million ($0.5 million after-tax or $0.01 per diluted share).
Operating Income. Operating income decreased by $25.9 million to $143.5 million during 2015 compared to 2014 for the reasons discussed above. Operating income as a percentage of revenues was 30.2% for 2015 compared to 26.7% for 2014. Excluding the gain on sale of assets, our operating income for 2015 would have been $99.5 million, or 20.9% of revenues and for 2014 would have been $168.6 million, or 26.6% of revenues.
Interest Expense. Interest expense increased $8.8 million during 2015 compared to 2014 primarily due to capitalizing a lower percentage of interest compared to the prior-year period. During 2015, we capitalized interest of $24.7 million, or roughly 38% of our total interest costs, compared to capitalized interest of $33.2 million, or roughly 52% of our total interest costs, for 2014.
Interest Income. Interest income increased by $0.4 million to $1.5 million for 2015 compared to $1.1 million for 2014. Our average cash balance decreased to $269.9 million for 2015 compared to $307.9 million for 2014. The average interest rate earned on our invested cash balances was approximately 0.5% and 0.4% during the fiscal years ended December 31, 2015 and December 31, 2014, respectively. The decrease in average cash balance was primarily due to cash outflows associated with our fifth OSV newbuild program in 2014 and 2015 and lower revenue earned by active vessels operating in our fleet. These decreases were partially offset by cash inflows from the sale of four vessels to the U.S. Navy in 2015.
Income Tax Expense. Our effective tax rate was 37.3% for 2015 and 2014. During 2015 and 2014, our income tax expense primarily consisted of deferred taxes. Our income tax rate is different from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance decreased year-over-year by $21.1 million for reported income from continuing operations of $66.8 million for 2015 compared to $87.9 million for 2014. Excluding the gain on sale of assets from both periods presented, income from continuing operations would have been $39.2 million for the twelve months ended December 31, 2015 compared to $87.4 million for the same period in 2014. This decrease in income from continuing operations for the twelve months ended December 31, 2015 was primarily driven by lower revenues due to soft market conditions discussed above that were partially offset by the gain on the sale of four vessels to the U.S. Navy in 2015.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013
Summarized financial information for the years ended December 31, 2014 and 2013, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$ Change	% Change
Revenues:
Domestic	$490,314	$415,898	$74,416	17.9%
Foreign	144,479	132,247	12,232	9.2%
	634,793	548,145	86,648	15.8%
Operating expenses	296,500	239,239	57,261	23.9%
Depreciation and amortization	115,450	85,962	29,488	34.3%
General and administrative expenses	54,245	53,428	817	1.5%
	466,195	378,629	87,566	23.1%
Gain on sale of assets	822	1,587	(765)	(48.2)%
Operating income	169,420	171,103	(1,683)	(1.0)%
Loss on early extinguishment of debt	—	25,776	(25,776)	(100.0)%
Interest expense	30,733	47,352	(16,619)	(35.1)%
Interest income	1,086	2,515	(1,429)	(56.8)%
Income tax expense	52,367	36,320	16,047	44.2%
Income from continuing operations	87,907	64,078	23,829	37.2%
Income from discontinued operations, net of tax	618	47,315	(46,697)	(98.7)%
Net income	$88,525	$111,393	$(22,868)	(20.5)%

Revenues. Revenues for 2014 increased by $86.6 million, or 15.8%, to $634.8 million compared to $548.1 million for 2013. Our weighted-average active operating fleet for 2014 was approximately 61 vessels compared to 54 vessels for 2013. These higher revenues primarily resulted from the full or partial-period contribution of 20 vessels that were placed in service under our fifth OSV newbuild program since 2013 or returned to service under our 200 class OSV retrofit program since 2012 and, to a lesser extent, an increase in revenues from the MPSV fleet. Vessels placed in-service under our fifth OSV newbuild program and our OSV retrofit program accounted for increases of $102.5 million and $17.7 million, respectively, in revenues during 2014 compared to 2013. Revenue from our MPSVs that were in service during each of the twelve months ended December 31, 2014 and 2013 increased by $35.3 million, or 27.5%, primarily due to higher spot dayrates earned by one of our MPSVs performing flotel services in the GoM. These higher revenues were partially offset by a $73.4 million decrease in revenue for our remaining vessels that were in service during each of the twelve months ended December 31, 2014 and 2013 due to soft market conditions and 128 incremental days out-of-service for regulatory drydockings compared to 2013. Our new generation OSV average dayrates were $27,416 for 2014 compared to $26,605 for 2013, an increase of $811, or 3.0%. Our new generation OSV utilization was 79.6% for 2014 compared to 83.7% for 2013. This decrease in utilization was primarily due to soft spot market conditions for our high-spec OSVs operating in the GoM and the incremental vessel-days out-of-service for regulatory drydockings during 2014 compared to 2013. Domestic revenues increased by $74.4 million during 2014 due to the full or partial-period contribution of 14 vessels added to our fleet under our fifth OSV newbuild program on various dates during 2013 and 2014. Foreign revenues increased by $12.2 million primarily due to the relocation of an MPSV from the GoM to foreign markets during 2014. Foreign revenues comprised 22.8% of our total revenues for 2014 compared to 24.1% for 2013.
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
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions or stock repurchases. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for 2016.
We have reviewed all of our debt agreements as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has been impacted by such volatility through lower than normal cash flow from operations. However, including cash on-hand, we expect to generate sufficient cash flow from operations to cover all of our growth capital expenditures for the remaining four HOSMAX vessels under construction, commercial-related capital expenditures, and all of our annually recurring cash debt service, maintenance capital expenditures and cash income taxes through the completion of the newbuild program, as well as discretionary share repurchases from time to time, without ever having to use our currently undrawn revolving credit facility. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve without having to draw on such facility. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively.
As of December 31, 2015, we had total cash and cash equivalents of $259.8 million. We also have a $300 million revolving credit facility, expandable up to $500 million, which is undrawn as of February 26, 2016. On February 6, 2015, we amended and extended the maturity of our existing revolving credit facility to February 2020, provided that, if the 2019 convertible senior notes remain outstanding on March 1, 2019, the Company is required to maintain a specified minimum liquidity level until after the redemption or refinancing of the convertible senior notes, which mature on September 1, 2019. As of December 31, 2015, we had posted letters of credit for $0.5 million and had $299.5 million of credit available under our revolving credit facility. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, the primary intended use of the facility is the potential future construction or acquisition of assets that generate additional EBITDA.
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock from time to time, $25 million of which was used to buy-back 891,396 shares during the fourth quarter of 2014. There were no such repurchases during the twelve months ended December 31, 2015. Any future repurchases under this program will be funded from our cash on-hand, cash flow from operations and/or cash proceeds from the divestiture of non-core assets. While we have an authorized share repurchase program, we will continue to prioritize our usage of cash appropriate to the current market cycle.
Although we expect to continue generating positive working capital through our operations, events beyond our control, such as sustained low prices for oil and natural gas, a further significant decline in such commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the Forward Looking Statements on page ii and "Item 1A—Risk Factors" of this Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows. Should such need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets. See further discussion in the Contractual Obligations section below.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $215.8 million in 2015, $163.1 million in 2014, and $207.1 million in 2013. Operating cash flows in 2015 were favorably impacted by a reduction in outstanding accounts receivable balances combined with lower cash outflows for regulatory drydocking expenses compared to the prior year, partially offset by lower cash inflows from soft market conditions. Cash flows from operations for 2015 reflect full or partial-period contributions from 14 vessels that were placed in service under our fifth OSV newbuild program on various dates during 2014 and 2015. Operating cash flows in 2014 included the impact of $43.6 million of costs related to regulatory recertifications for our vessels. Operating cash flows in 2014 were unfavorably affected by the soft market conditions for our OSVs operating in the GoM, partially offset by the full or partial-period contributions from 14 vessels that were placed in service under our fifth OSV newbuild program on various dates during 2013 and 2014. Operating cash flows in 2013 were favorably affected by the increased dayrates for our high-spec OSVs and MPSVs operating in the GoM and, to a lesser extent, the partial-period contributions from four new generation OSVs that were delivered under our fifth OSV newbuild program.
Investing Activities. Net cash used in investing activities was $141.3 million in 2015, $401.5 million in 2014, and $526.6 million in 2013. Cash utilized in 2015 consisted of construction costs incurred for our fifth OSV newbuild program partially offset by $152.0 million in aggregate proceeds from the sale of four 250EDF class OSVs to the U.S. Navy. The proceeds from the asset sale have been reinvested in the construction of vessels under our fifth OSV newbuild program. Cash utilized during 2014 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, partially offset by $7.2 million in aggregate net cash proceeds from the sale of non-core assets. Cash utilized during 2013 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, partially offset by $16.0 million in aggregate net cash proceeds from the sale of non-core assets.
Financing Activities. Net cash provided by (used in) financing activities was $1.0 million in 2015, $(19.7) million in 2014, and $(61.3) million in 2013. Net cash provided by financing activities in 2015 resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive plan, partially offset by deferred financing costs related to the amendment and extension of our existing $300 million revolving credit facility. Net cash used in financing activities for 2014 primarily resulted from the repurchase of our common stock. See Note 7 to our consolidated financial statements for further information regarding the common stock repurchase. Net cash used in financing activities for 2013 primarily resulted from the repurchase and retirement of our 2017 senior notes and the redemption of our 2026 convertible senior notes. These outflows were partially offset by the issuance of our 2021 senior notes.
On March 14, 2013, we commenced a tender offer and solicitation of consents relating to the repurchase of our existing 2017 senior notes. The tender offer expired on April 10, 2013. On March 28, 2013, we also completed the private placement of $450 million of 2021 senior notes, resulting in offering proceeds of approximately $442.4 million, net of transaction costs. In connection with the tender offer, related consent solicitation, and related redemption, we used $269.3 million of such proceeds to repurchase all of our outstanding $250 million aggregate principal amount of 2017 senior notes. As a result of the repurchase of the 2017 senior notes, we recorded a pre-tax loss on early extinguishment of debt of $25.8 million ($16.1 million after-tax or $0.44 per diluted share).
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
Discontinued Operations. Net cash provided by discontinued operations was $4.0 million in 2014 and $244.1 million in 2013. Net cash provided by discontinued operations in 2014 primarily resulted from the sale of our final three older, lower-horsepower tugs. Net cash provided by discontinued operations in 2013 primarily resulted from the sale of substantially all of the assets related to the Downstream segment to Genesis Marine, LLC for approximately $230 million in gross cash proceeds. See Note 13 for further discussion regarding Discontinued Operations. The proceeds from the asset sale have been reinvested in the construction of vessels under our fifth OSV newbuild program.
Commitments and Contractual Obligations
The following table sets forth our aggregate contractual obligations as of December 31, 2015 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Vessel construction commitments(1)	$133,292	$86,358	$46,934	$—	$—
5.000% senior notes due 2021(2)	450,000	—	—	—	450,000
5.875% senior notes due 2020(3)	375,000	—	—	375,000	—
1.500% convertible senior notes due 2019(4)	300,000	—	—	300,000	—
Interest payments(5)	240,891	49,031	98,063	82,547	11,250
Operating leases(6)	39,790	3,032	4,710	4,862	27,186
Total	$1,538,973	$138,421	$149,707	$762,409	$488,436

(1)
Vessel construction commitments reflect contractual milestone payments for our fifth OSV newbuild program. The total project costs for the currently contracted 24-vessel program are expected to be $1,335.0 million, excluding capitalized construction period interest. From the inception of this program through December 31, 2015, we have incurred $1,201.7 million, or 90.0%, of total expected project costs.

(2)	Our 2021 senior notes, with a fixed interest rate of 5.000% per year, mature on March 1, 2021 and currently include $5,080 of deferred financing costs.

(3)	Our 2020 senior notes, with a fixed interest rate of 5.875% per year, mature on April 1, 2020 and currently include $3,944 of deferred financing costs.

(4)
Our 2019 convertible senior notes, with a fixed interest rate of 1.500% per year, mature on September 1, 2019 and currently include $41,600 of non-cash original issue discount and $4,095 of deferred financing costs. Holders of the convertible senior notes may require that such notes be repurchased at their option pursuant to certain types of corporate transactions described in Note 6 of our consolidated financial statements included herein. The debt maturities reflected in the table above assume that the holders of our convertible senior notes do not require that such notes be repurchased prior to their maturity in September 2019.

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

Debt
As of December 31, 2015, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $3,944 (1)	$371,056	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $5,080 (1)	444,920	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $41,600 and deferred financing costs of $4,095	254,305	6.23%	2,300	March 1 and September 1
	$1,070,281

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On February 6, 2015, we amended and extended our revolving credit facility to extend the maturity date, modify certain covenants and reduce the collateral coverage of such facility. The $300.0 million revolving credit facility remains undrawn as of February 26, 2016. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to (i) London Interbank Offered Rate, or LIBOR, plus a margin of 2.0% to 3.0% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a new total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. The applicable LIBOR margin for the amended revolving credit facility ranges from 200 to 300 basis points. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined total debt-to-capitalization ratio. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes, and our 2019 convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 senior notes and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments. Based on our financial ratios for the year ended December 31, 2015, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the quarter ended December 31, 2015, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the year ended December 31, 2015 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	For the Year Ended December 31, 2015	Incurred Since Inception	Estimated Program Totals(1)	Projected Delivery Dates(1)
Growth Capital Expenditures:
OSV Newbuild Program #5(2)	$169.3	$1,201.7	$1,335.0	2Q2013-4Q2017

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of February 17, 2016, we had placed 20 vessels in service under such program. The remaining four vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: two in the remainder of 2016 and two in 2017. Please refer to Our Vessels on page 6 of this Form 10-K for more information about vessel names and placed-in-service dates.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the years ended December 31, 2015, 2014, and 2013, and a forecast for the fiscal year ending December 31, 2016 (in millions):

	Year Ended December 31,
	2016	2015	2014	2013
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$11.2	$13.3	$43.6	$35.9
Other vessel capital improvements(2)	10.3	14.7	23.7	10.9
	21.5	28.0	67.3	46.8
Other Capital Expenditures
200 class OSV retrofit program(3)	—	—	0.1	48.0
Commercial-related vessel improvements(4)	13.0	72.1	31.3	14.7
Miscellaneous non-vessel additions(5)	1.0	16.5	9.6	3.9
	14.0	88.6	41.0	66.6
Total:	$35.5	$116.6	$108.3	$113.4

(1)	Deferred drydocking charges for 2016 include the projected recertification costs for 16 OSVs and one MPSV.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offerings in August 2012. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 25% change from our closing share price of $9.94 to $12.43 as of December 31, 2015 would not have had an impact on such warrant transactions because the strike price of the warrants associated with the convertible notes is $68.53.
Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2015 would have had no material impact on such investments, interest income or interest expense.
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
We estimate the fair value of our 2020 senior notes, 2021 senior notes and 2019 convertible senior notes, all of which are publicly traded, by using quoted market prices. The fair value of our undrawn revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of our total debt was $1,125.0 million, $1,070.3 million and $736.4 million, respectively, as of December 31, 2015.
As of December 31, 2015, we had no amounts outstanding under our variable interest rate revolving credit facility. Therefore it is not subject to interest rate risk.
We have operations in international markets, which include two of our primary geographic regions of Brazil and Mexico. As of December 31, 2015, we had time charters for 10 of our vessels working in foreign markets. Although most of our time charter contracts are denominated U.S. Dollars, we do collect time charter payments and value added tax, or VAT, payments in local currencies for four vessels, which creates an exchange risk related to currency fluctuations. We also frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material. However, as we further expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation.
Item 8—Financial Statements and Supplementary Data
The financial statements and supplementary information required by this Item appear on pages F-1 through F-34 of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.
There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Hornbeck Offshore Services, Inc.
We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hornbeck Offshore Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of Hornbeck Offshore Services, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2016

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
"USCG" means United States Coast Guard;
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
PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference herein from the Company’s definitive 2016 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.
Item 11—Executive Compensation
The information required under this item is incorporated by reference herein from the Company’s definitive 2016 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference herein from the Company’s definitive 2016 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference herein from the Company’s definitive 2016 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.
Item 14—Principal Accounting Fees and Services
The information required under this item is incorporated by reference herein from the Company’s definitive 2016 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) The following items are filed as part of this report:
1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-34 of this report. The Index to Consolidated Financial Statements appears on page F-1.
2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
3. Exhibits. The Exhibit Index is shown on page E-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hornbeck Offshore Services, Inc.
We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2016

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$259,801	$185,123
Accounts receivable, net of allowance for doubtful accounts of $2,877 and $3,693 respectively	91,202	130,969
Other current assets	13,033	20,049
Current assets from discontinued operations	—	470
Total current assets	364,036	336,611
Property, plant and equipment, net	2,574,661	2,459,486
Deferred charges, net	35,273	52,968
Other assets	10,446	11,870
Total assets	$2,984,416	$2,860,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,916	$42,404
Accrued interest	14,795	14,890
Accrued payroll and benefits	11,222	14,830
Deferred revenue	5,734	1,561
Other accrued liabilities	17,878	9,360
Total current liabilities	85,545	83,045
Long-term debt, net of original issue discount of $41,600 and $51,528 and deferred financing costs of $13,119 and $15,985, respectively	1,070,281	1,057,487
Deferred tax liabilities, net	381,619	346,961
Other liabilities	808	1,117
Long-term liabilities of discontinued operations	—	1,560
Total liabilities	1,538,253	1,490,170
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,985 and 35,557 shares issued and outstanding, respectively	360	356
Additional paid-in capital	748,041	736,294
Retained earnings	701,838	635,017
Accumulated other comprehensive loss	(4,076)	(902)
Total stockholders’ equity	1,446,163	1,370,765
Total liabilities and stockholders’ equity	$2,984,416	$2,860,935

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$476,070	$634,793	$548,145
Costs and expenses:
Operating expenses	219,260	296,500	239,239
Depreciation	82,566	71,301	55,332
Amortization	26,463	44,149	30,630
General and administrative expenses	48,297	54,245	53,428
	376,586	466,195	378,629
Gain on sale of assets	44,060	822	1,587
Operating income	143,544	169,420	171,103
Other income (expense):
Loss on early extinguishment of debt	—	—	(25,776)
Interest income	1,525	1,086	2,515
Interest expense	(39,496)	(30,733)	(47,352)
Other income (expense), net	1,005	501	(92)
	(36,966)	(29,146)	(70,705)
Income before income taxes	106,578	140,274	100,398
Income tax expense	39,757	52,367	36,320
Income from continuing operations	66,821	87,907	64,078
Income from discontinued operations, net of tax	—	618	47,315
Net income	$66,821	$88,525	$111,393
Earnings per share:
Basic earnings per common share from continuing operations	$1.87	$2.43	$1.79
Basic earnings per common share from discontinued operations	—	0.02	1.31
Basic earnings per common share	$1.87	$2.45	$3.10
Diluted earnings per common share from continuing operations	$1.84	$2.40	$1.76
Diluted earnings per common share from discontinued operations	—	0.01	1.29
Diluted earnings per common share	$1.84	$2.41	$3.05
Weighted average basic shares outstanding	35,755	36,172	35,895
Weighted average diluted shares outstanding	36,302	36,692	36,548

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$66,821	$88,525	$111,393
Other comprehensive income:
Foreign currency translation loss	(3,174)	(107)	(537)
Total comprehensive income	$63,647	$88,418	$110,856

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2013	35,479	$355	$705,658	$460,090	$(258)	$1,165,845
Excess tax benefit from sharebased payments	—	—	4,501	—	—	4,501
Shares issued under employee benefit programs	616	6	5,400	—	—	5,406
Stock-based compensation expense	—	—	8,820	—	—	8,820
Net income	—	—	—	111,393	—	111,393
Foreign currency translation loss	—	—	—	—	(537)	(537)
Balance at December 31, 2013	36,095	$361	$724,379	$571,483	$(795)	$1,295,428
Excess tax benefit from sharebased payments	—	—	292	—	—	292
Shares issued under employee benefit programs	353	4	2,182	—	—	2,186
Stock repurchased and retired	(891)	(9)	—	(24,991)	—	(25,000)
Stock-based compensation expense	—	—	9,441	—	—	9,441
Net income	—	—	—	88,525	—	88,525
Foreign currency translation loss	—	—	—	—	(107)	(107)
Balance at December 31, 2014	35,557	$356	$736,294	$635,017	$(902)	$1,370,765
Excess tax shortfall from sharebased payments	—	—	(572)	—	—	(572)
Shares issued under employee benefit programs	428	4	1,855	—	—	1,859
Stock-based compensation expense	—	—	10,464	—	—	10,464
Net income	—	—	—	66,821	—	66,821
Foreign currency translation loss	—	—	—	—	(3,174)	(3,174)
Balance at December 31, 2015	35,985	$360	$748,041	$701,838	$(4,076)	$1,446,163

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$66,821	$87,907	$64,078
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	82,566	71,301	55,332
Amortization	26,463	44,149	30,630
Stock-based compensation expense	10,293	10,324	11,888
Loss on early extinguishment of debt	—	—	25,776
Addition to (reduction of) provision for bad debts	(816)	282	383
Deferred tax expense	34,086	50,440	32,320
Amortization of deferred financing costs	9,675	8,154	16,826
Gain on sale of assets	(44,060)	(822)	(1,587)
Changes in operating assets and liabilities:
Accounts receivable	39,743	(38,500)	9,793
Other current and long-term assets	8,472	(8,393)	8,956
Deferred drydocking charges	(13,267)	(43,609)	(35,875)
Accounts payable	(10,486)	(4,146)	1,073
Accrued liabilities and other liabilities	6,448	(13,981)	(12,626)
Accrued interest	(95)	—	100
Net cash provided by operating activities	215,843	163,106	207,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	(190,070)	(343,989)	(465,165)
Net proceeds from sale of assets	152,000	7,178	16,021
Vessel capital expenditures	(86,792)	(55,089)	(73,593)
Non-vessel capital expenditures	(16,487)	(9,615)	(3,893)
Net cash used in investing activities	(141,349)	(401,515)	(526,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	—	292	4,501
Repayment of senior notes	—	—	(250,000)
Proceeds from the issuance of senior notes	—	—	450,000
Redemption premium on the retirement of debt	—	—	(17,658)
Repurchase of common stock	—	(25,000)	—
Retirement of convertible senior notes	—	—	(250,000)
Deferred financing costs	(2,089)	—	(7,807)
Net cash proceeds from other shares issued	3,112	5,044	9,620
Net cash provided by (used in) financing activities	1,023	(19,664)	(61,344)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	2,374	15,368
Net cash provided by investing activities	—	1,638	228,689
Net cash provided by discontinued operations	—	4,012	244,057
Effects of exchange rate changes on cash	(839)	(107)	(537)
Net increase (decrease) in cash and cash equivalents	74,678	(254,168)	(137,387)
Cash and cash equivalents at beginning of period	185,123	439,291	576,678
Cash and cash equivalents at end of period	$259,801	$185,123	$439,291
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50,492	$50,548	$53,636
Cash paid for income taxes	$4,808	$5,679	$4,537

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
See “Considerations Regarding Impairment of Long-Lived Assets” below for more information.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mobilization Costs
The Company incurs mobilization costs to transit its vessels to and from certain regions and/or for long-term contracts. These costs, which are typically expensed as incurred, include, but are not limited to, fuel, crew wages, vessel modification and pre-positioning expenses, materials and supplies and importation taxes. The Company incurred mobilization costs of $1.8 million, $1.5 million and $2.7 million during 2015, 2014 and 2013, respectively, associated with the mobilization and pre-positioning of vessels to or from different geographic locations.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes. Interest and penalties relating to uncertain tax positions are recorded as general and administrative expenses. In addition, the Company provides a valuation allowance for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize the benefit or the future deductibility is uncertain. As a result of the sale of the Downstream segment during the third quarter of 2013, the Company believed that certain state operating loss carryforwards would not be realizable and thus recorded a valuation allowance of $0.9 million for the year ended December 31, 2013. During 2014, the Company recorded an additional $0.1 million related to these state operating losses. During 2015, the total valuation allowance of $1.0 million on these state operating losses was reversed since the losses were written off upon ceasing to do business in those particular jurisdictions. If the current market downturn persists for longer than currently expected a valuation allowance may be required for certain foreign tax credits that will begin to expire in 2019.
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
Concentration of Credit Risk
Customers are primarily major and independent, domestic and international, oil and oil service companies, as well as national oil companies and the U.S. military. The Company’s customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company usually does not require collateral. The Company provides an estimate for uncollectible accounts based primarily on management’s judgment using the relative age of customer balances, historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts. As of December 31, 2015, one customer represented 25% of the Company's net accounts receivable balance.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2015	2014	2013
Balance, beginning of year	$3,693	$3,411	$3,028
Changes to provision	(816)	282	383
Balance, end of year	$2,877	$3,693	$3,411

Considerations Regarding Impairment of Long-Lived Assets
When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. The Company reviewed its long-lived assets giving consideration to the current market conditions, which include the on going commodity price decline, the reduction in certain projected 2016 capital budgets for its customers and recent competitor public filings. While the Company expects this environment to have a negative impact on vessel utilization and dayrates, the Company views the deepwater and ultra deepwater projects of its customers, which are the principal markets for its vessel fleet, to be somewhat insulated from commodity price cycles compared to onshore shale and shallow shelf offshore exploration and production activities. However, continued commodity price declines or protracted extensions of the current price cycle could result in additional delays or additional cancellations of deepwater projects, which may adversely affect long-term fleet utilization. No triggering events occurred in 2015, 2014 or 2013 and the Company did not record any impairment losses related to its long-lived assets during these periods. The Company will continue to closely monitor market conditions and potential impairment indicators as long as this market downturn persists.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the financial statements and other significant matters
Standards that are not yet adopted
Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606)
This standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application.
		January 1, 2018	The Company is evaluating the effect of this new standard on its financial statements and related disclosures.

Standards that were adopted
ASU No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).
ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.
		October 1, 2015	The adoption of this ASU resulted in reductions in Deferred charges of $13.1 million and $16.0 million and corresponding decreases in Long-term debt as of December 31, 2015 and 2014, respectively.

ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes” (Topic 740)
ASU No. 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowance also will be classified as noncurrent.
October 1, 2015
The adoption of this ASU resulted in reductions of current assets of $5.3 million and $45.5 million and corresponding decreases in Deferred tax liabilities as of December 31, 2015 and 2014, respectively.

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

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations (1)	$66,821	$87,907	$64,078
Income from discontinued operations, net of tax (2)	—	618	47,315
Net income	$66,821	$88,525	$111,393
Weighted average number of shares of common stock outstanding	35,755	36,172	35,895
Add: Net effect of dilutive stock options and unvested restricted stock (3)(4)(5)	547	520	653
Weighted average number of dilutive shares of common stock outstanding	36,302	36,692	36,548
Earnings per common share:
Basic earnings per common share from continuing operations	$1.87	$2.43	$1.79
Basic earnings per common share from discontinued operations	—	0.02	1.31
Basic earnings per common share	$1.87	$2.45	$3.10
Diluted earnings per common share from continuing operations	$1.84	$2.40	$1.76
Diluted earnings per common share from discontinued operations	—	0.01	1.29
Diluted earnings per common share	$1.84	$2.41	$3.05

(1)
Income from continuing operations for the year ended December 31, 2013 includes a pre-tax loss on early extinguishment of debt of $25.8 million. See Note 6 for further information regarding the Company’s debt.

(2)	On August 29, 2013, the Company closed the sale of its Downstream segment. See Note 13 for further discussion of this transaction.

(3)
The Company had 322 anti-dilutive stock options for the year ended December 31, 2015. The Company had no anti-dilutive stock options for the years ended December 31, 2014 and 2013. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(4)
For the years ended December 31, 2015, 2014 and 2013, the 2019 convertible senior notes issued in August 2012 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of our 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation. See Note 6 for further information.

(5)
Dilutive restricted stock is expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock unit awards.

4. Defined Contribution Plan
The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. In response to weak market conditions, the Company temporarily ceased matching contributions to the 401(k) plan effective January 1, 2015. During the years ended December 31, 2014 and 2013, the Company made contributions to the 401(k) plan of approximately $6.0 million and $5.2 million, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Offshore supply vessels and multi-purpose support vessels	$2,409,221	$2,283,883
Non-vessel related property, plant and equipment	132,034	104,789
Less: Accumulated depreciation	(452,134)	(390,774)
	2,089,121	1,997,898
Construction in progress	485,540	461,588
	$2,574,661	$2,459,486
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. On January 31, 2016, this program consisted of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs and five 310 class MPSVs. As of December 31, 2015, the Company had placed 18 vessels in-service under its fifth newbuild program. Subsequent to year-end, the Company placed in service two additional vessels under such program. In February 2016, the Company announced plans to enhance the marketability of the four remaining 310 class MPSVs. The first two of those MPSVs, which are expected to be delivered in the second and third quarters of 2016, will be enhanced by increasing the berthing capacity, expanding the cargo carrying capabilities and expanding the work area for ROVs. The functionality of the second two MPSVs will be increased by adding a 60-foot mid-body plug, installation of an additional crane, increasing the berthing capacity, expanding the cargo-carrying capacities and expanding the work areas for ROVs. These latter two MPSVs have been upgraded to a 400 class designation and are scheduled to be delivered in the second and fourth quarters of 2017, respectively. The aggregate cost of these four conversions will be approximately $70.0 million and will extend the deliveries by an aggregate of 730 additional vessel-days. The Company's fifth OSV newbuild program now consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. Based on current contracts and internal estimates,the aggregate total cost of this program, before construction period interest, is now expected to be approximately $1,335.0 million. From the inception of this program through December 31, 2015, the Company has incurred $1,201.7 million, or 90.0%, of total expected project costs.

During 2015, the Company closed on the sale of four 250EDF class OSVs, the HOS Arrowhead, the HOS Black Powder, the HOS Eagleview and the HOS Westwind, which were previously chartered to the U.S. Navy, for cash consideration of $152.0 million. The sale resulted in a pre-tax gain of approximately $44.1 million ($27.6 million after-tax or $0.76 per diluted share). These vessels are now managed by the Company for the U.S. Navy.
6. Long-Term Debt
As of the dates indicated below, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2015	2014
5.875% senior notes due 2020, net of deferred financing costs of $3,944 and $4,863	$371,056	$370,137
5.000% senior notes due 2021, net of deferred financing costs of $5,080 and $6,049	444,920	443,951
1.500% convertible senior notes due 2019, net of original issue discount of $41,600 and $51,528 and deferred financing costs of $4,095 and $5,073	254,305	243,399
Revolving credit facility due 2020	—	—
	$1,070,281	$1,057,487

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2016	$—
2017	—
2018	—
2019	254,305
2020	371,056
Thereafter	444,920
$1,070,281
2020 Senior Notes
On March 2, 2012, the Company issued $375.0 million in aggregate principal amount of 2020 senior notes, governed by an indenture, or the 2012 indenture. The net proceeds to the Company from the offering were approximately $367.4 million, net of transaction costs. The Company used $259.9 million of proceeds on March 16, 2012 to repurchase approximately 84% of its outstanding 2014 senior notes pursuant to its tender offer for such notes. The Company used $49.5 million of proceeds on April 30, 2012 to redeem the remaining 16% of the outstanding 2014 senior notes. The repurchase and redemption of the 2014 senior notes resulted in a loss on early extinguishment of debt of approximately $6.0 million in 2012. The remaining proceeds were used for the construction of vessels under our fifth OSV newbuild program. The 2020 senior notes mature on April 1, 2020 and the effective interest rate is 6.08%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2020 senior notes issued in March 2012 that were initially sold pursuant to a private placement were exchanged by the holders for 2020 senior notes with substantially the same terms, except that the issuance of the 2020 senior notes in the exchange offer was registered under the Securities Act. The original 2020 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2012 indenture.
2021 Senior Notes
On March 14, 2013, the Company issued $450.0 million in aggregate principal amount of 2021 senior notes, governed by an indenture, or the 2013 indenture. The net proceeds to the Company from the offering were approximately $442.4 million, net of transaction costs. The Company used $252.7 million of such proceeds to repurchase approximately 94% of the outstanding 2017 senior notes pursuant to its tender offer for such notes. The Company used approximately $16.6 million of proceeds on May 13, 2013 to redeem the remaining 6% of the outstanding 2017 senior notes. The repurchase and redemption of the 2017 senior notes resulted in a loss on early extinguishment of debt of approximately $25.8 million in 2013. The remaining proceeds have been available for general corporate purposes, including funding for the acquisition, construction or retrofit of vessels. The 2021 senior notes mature on March 1, 2021 and the effective interest rate is 5.21%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2021 senior notes issued in March 2013 that were initially sold pursuant to a private placement were exchanged by the holders for 2021 senior notes with substantially the same terms, except that the issuance of the 2021 senior notes in the exchange offer was registered under the Securities Act. The original 2021 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2013 indenture.

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
2019 Convertible Senior Notes
On August 13, 2012, the Company issued $300.0 million of 2019 convertible senior notes, which mature on September 1, 2019. Because the 2019 convertible senior notes are considered to be cash convertible debt, the Company has separately accounted for the liability and equity components of the 2019 convertible senior notes by allocating the $300.0 million in proceeds from the issuance between the liability component and the embedded conversion option, or the equity component. The allocation was conducted by estimating an interest rate at the time of issuance of the 2019 convertible senior notes for similar debt instruments that do not include an embedded conversion feature. A non-convertible interest rate of 5.75% was used to compute the initial fair value of the liability component of $227.6 million. For purposes of the fair value measurement, the Company determined that the valuation of the 2019 convertible senior notes falls under Level 2 of the fair value hierarchy. The excess of the $300.0 million of proceeds from the issuance of the 2019 convertible senior notes over the $227.6 million initial amount allocated to the liability component, or $72.4 million, was allocated to the embedded conversion option, or equity component. This excess was treated as an imputed original issue discount and is being amortized through interest expense, using the effective interest method, over the seven-year term of the 2019 convertible senior notes, which runs through September 1, 2019. The effective interest rate for these notes is 6.23%.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The 2019 convertible senior notes, the 2020 senior notes and the 2021 senior notes are guaranteed by certain of the Company’s subsidiaries. The guarantees are full and unconditional, joint and several, and prior to the fourth quarter of 2015, all of the Company's non-guarantor subsidiaries were minor as defined in the Securities and Exchange Commission regulations.
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

•
substitute new vessels as collateral and reduce the number of vessels pledged from 23 OSVs valued in excess of $600 million to 10 OSVs valued in excess of $450 million, in accordance with a reduction in the minimum collateral-to-loan value ratio from 200% of the borrowing base to 150% of the borrowing base;

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
As of December 31, 2015, there were no amounts drawn under the Company’s $300.0 million revolving credit facility and $0.5 million posted in letters of credit. As of December 31, 2015, the Company was in compliance with all financial covenants contained in its amended revolving credit facility.
The credit agreement governing the amended revolving credit facility and the indentures governing the Company’s 2020 senior notes and 2021 senior notes impose certain operating and financial restrictions on the Company. Such

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. The fair value of the Company’s revolving credit facility, when there are outstanding balances, approximates its carrying value. Given the observable nature of the inputs to these estimates, the fair values presented below for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy. As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	December 31, 2015			December 31, 2014
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$375,000	$371,056	$257,813	$375,000	$370,137	$334,688
5.000% senior notes due 2021	450,000	444,920	308,250	450,000	443,951	369,135
1.500% convertible senior notes due 2019	300,000	254,305	170,340	300,000	243,399	251,130
	$1,125,000	$1,070,281	$736,403	$1,125,000	$1,057,487	$954,953
Capitalized Interest
Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $24.7 million, $33.2 million, and $31.2 million, for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Repurchases of Common Stock
On October 28, 2014, the Company's Board of Directors authorized the Company to repurchase up to $150.0 million in shares of its common stock using different methods including, but not limited to, open-market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The timing and amount of the repurchases will depend on several factors, such as market conditions, applicable legal requirements, available liquidity, the discretion of management and other appropriate factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. As of December 31, 2014, the Company had repurchased and retired 891,396 shares at an average price of $28.05 per share. The repurchased shares cost a total of $25.0 million and represent roughly 2.5% of the Company's total shares outstanding prior to the commencement of the program. The Company has not repurchased any additional shares subsequent to December 31, 2014.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock-Based Compensation
Incentive Compensation Plan
In June 2015, the Company received stockholder approval to increase the maximum number of shares available for issuance under its long-term compensation plan by 750,000. The Company’s stock-based incentive compensation plan now covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of December 31, 2015, there were 898,035 shares available for future issuance to employees under the incentive compensation plan. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.
The financial impact of stock-based compensation expense related to the Company’s incentive compensation plan on its operating results are reflected in the table below (in thousands, except for per share data):

	Year Ended December 31,
	2015	2014	2013
Income before taxes	$10,293	$10,324	$11,888
Net income	$6,454	$6,471	$7,581
Earnings per common share:
Basic	$0.18	$0.18	$0.21
Diluted	$0.18	$0.18	$0.21
The accounting rules also require the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded the impact on cash flows from financing activities for such excess tax deductions of approximately $(0.2) million, $0.0 million, and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash proceeds from the exercise of stock options were $0.1 million, $1.4 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The income tax expense (benefit) from stock option exercises and restricted stock vesting was $(1.3) million, $0.4 million and $4.8 million for the respective periods.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s stock option activity for the year ended December 31, 2015 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	345	$27.98	3.7	$59
Grants	—	—	—	—
Exercised	(1)	22.28	n/a	2
Forfeited or expired	(40)	27.27	n/a	n/a
Options outstanding at December 31, 2015	304	$28.11	3.2	$—
Exercisable options outstanding at December 31, 2015	304	$28.11	3.2	$—
The following table represents the Company’s stock option activity for the year ended December 31, 2014 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	405	$27.16	4.2	$8,951
Grants	—	—	—	—
Exercised	(60)	22.49	n/a	684
Forfeited or expired	—	—	—	—
Options outstanding at December 31, 2014	345	$27.98	3.7	$59
Exercisable options outstanding at December 31, 2014	345	$27.98	3.7	$59
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
Restricted Stock
Equity-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either performance-based or time-based vesting provisions. The Company has issued two types of performance-based restricted stock unit awards whose vesting is determined by achieving either external or internal performance criteria. For the first type of performance-based restricted stock unit award, or market based award, the number of shares that will ultimately be received by the award recipients at the end of the performance period is dependent upon the Company’s stock price performance relative to a peer group, as defined by the restricted stock unit agreements governing such

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards. Compensation expense for such types of awards has historically been measured using a Monte Carlo simulation to project the change in the Company's stock price against a peer group to determine fair value, which is amortized over the vesting period of three years. The actual number of shares that could be received by the award recipients can range from 0% to 200% of the Company’s base share awards depending on the Company’s performance ranking relative to the peer group. This type of performance-based restricted stock unit was granted prior to 2012. The second type of performance-based restricted stock unit award, calculates the shares to be received based on the Company’s achievement of certain internal performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. Performance for these types of awards has historically been measured by a number of factors that may differ from year to year, including such examples as the Company achieving a targeted return on invested capital, Upstream operating profit margin compared to peers, and safety record. The actual number of shares that could be received by the award recipients for the years in question can range from 0% to 150% of the Company’s base share awards depending on the number and/or extent of performance goals attained by the Company. This type of performance-based restricted stock unit was granted in 2012 and in subsequent years. Compensation expense related to performance-based restricted stock unit awards, which use internal performance criteria, is recognized over the period the restrictions lapse, from one to three years, based on the market price of the Company's stock on the date of grant applied to the shares that are expected to vest. The compensation expense related to time-based restricted stock unit awards, which is amortized over a one to three-year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2015, the Company had unamortized stock-based compensation expense of $10.4 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.4 years. In addition, the Company has recorded approximately $9.3 million of compensation expense during the year ended December 31, 2015 associated with restricted stock-based unit awards.
The following table summarizes the equity-settled restricted stock unit awards activity during the year ended December 31, 2015 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock unit awards:
Restricted stock unit awards as of January 1, 2015	590	$37.13
Granted during the period(1)	479	21.40
Cancellations during the period	(104)	21.84
Vested	(239)	33.60
Outstanding, as of December 31, 2015	726	$30.12

(1)    Includes the full amount of both base and bonus share awards granted during the period, which represents up to150% of the aggregate total of the base share awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the equity-settled restricted stock unit awards activity during the year ended December 31, 2014 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock unit awards:
Restricted stock unit awards as of January 1, 2014	570	$31.61
Granted during the period(1)	274	42.61
Cancellations during the period	—	—
Vested	(254)	30.68
Outstanding, as of December 31, 2014	590	$37.13

(1)	Includes the full amount of both base and bonus share awards granted during the period, which represents up to 150% of the aggregate total of the base share awards.
The following table summarizes the equity-settled restricted stock unit awards activity during the year ended December 31, 2013 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock unit awards:
Restricted stock unit awards as of January 1, 2013	660	$25.83
Granted during the period	206	40.11
Cancellations during the period	(6)	29.86
Vested	(290)	24.51
Outstanding, as of December 31, 2013	570	$31.61

Cash-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units with cash-settled vesting provisions. The compensation expense related to cash-settled restricted stock unit awards is amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled restricted stock units are re-measured quarterly based on the period-end market price of the Company's common stock and are classified as a liability, due to the settlement of these awards in cash. This type of time-based restricted stock unit was granted in 2015, 2014 and 2013. As of December 31, 2015, the Company had unamortized cash-settled restricted stock compensation expense of $0.5 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.7 years. In addition, as a result of its stock price decline in 2015, the Company recorded a reduction to compensation expense of approximately $0.2 million during the year ended December 31, 2015 associated with cash-settled restricted stock unit awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the cash-settled restricted stock unit awards activity during the year ended December 31, 2015 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock unit awards:
Cash-settled restricted stock unit awards as of January 1, 2015	153	$38.43
Granted during the period	47	21.84
Cancellations during the period	(1)	30.87
Vested	(117)	37.25
Outstanding, as of December 31, 2015	82	$30.61

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares.
The following table summarizes the cash-settled restricted stock unit awards activity during the year ended December 31, 2014 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock unit awards:
Cash-settled restricted stock unit awards as of January 1, 2014	139	$37.25
Granted during the period	35	43.00
Cancellations during the period	(3)	39.14
Vested	(18)	37.88
Outstanding, as of December 31, 2014	153	$38.43

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares.
The following table summarizes the cash-settled restricted stock unit awards activity during the year ended December 31, 2013 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock unit awards:
Cash-settled restricted stock unit awards as of January 1, 2013	135	$36.92
Granted during the period	22	39.31
Cancellations during the period	(6)	37.77
Vested	(12)	36.98
Outstanding, as of December 31, 2013	139	$37.25

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan
On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. In June 2015, the Company received stockholder approval to increase the maximum number of shares available under the ESPP by 1,500,000 shares. Under the ESPP, the Company is now authorized to issue up to 2,200,000 shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2015, there were 1,299,531 shares available for future issuance to employees under the ESPP. The Company recorded approximately $1.2 million of compensation expense during the year ended December 31, 2015 associated with the ESPP.
The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for years ended December 31, 2015 and 2014:

	2015	2014
Dividend yield	0%	0%
Expected volatility	61.3%	38.3%
Risk-free interest rate	0.3%	0.1%
Expected term (months)	6	6
Weighted-average grant-date fair value per share	$4.86	$9.43

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Deferred tax liabilities:
Fixed assets	$472,817	$489,060	$418,614
Deferred charges and other liabilities	11,317	18,013	18,501
Total deferred tax liabilities	484,134	507,073	437,115
Deferred tax assets:
Net operating loss carryforwards	(52,374)	(116,676)	(97,817)
Allowance for doubtful accounts	(1,036)	(1,330)	(1,228)
Stock-based compensation expense	(4,830)	(4,246)	(4,128)
Alternative minimum tax credit carryforward	(20,863)	(20,863)	(21,437)
Foreign tax credit carryforward	(17,972)	(12,332)	(10,404)
Other	(5,440)	(5,676)	(7,067)
Total deferred tax assets	(102,515)	(161,123)	(142,081)
Valuation allowance	—	1,011	912
Total deferred tax liabilities, net	$381,619	$346,961	$295,946
The components of the income tax expense follow (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax expense:
U.S.	$—	$—	$—
Foreign	5,671	1,927	4,000
Total current tax expense	5,671	1,927	4,000
Deferred tax expense:
U.S.	34,086	50,440	32,320
Total tax expense	$39,757	$52,367	$36,320
Income from continuing operations before income taxes, based on jurisdiction earned, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$65,894	$105,066	$84,591
Foreign	40,684	35,208	15,807
Total income from continuing operations before income taxes	$106,578	$140,274	$100,398
At December 31, 2015, the Company had federal tax net operating loss carryforwards of approximately $154.1 million, which will expire in 2031 through 2032 and foreign tax credit carryforwards of approximately $17.0 million, which will expire in 2019 through 2025. The Company has state tax net operating loss carryforwards of approximately $36.1 million, which will expire in 2031 through 2032 and can only be utilized if the Company generates taxable income in that particular jurisdiction.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the sale of the Downstream segment during the third quarter of 2013, the Company changed its deferred tax rate to reflect that it will not have future operations in certain states where the Downstream segment operated, resulting in a favorable tax adjustment of $2.8 million. Additionally, due to such sale, the Company believed that certain state operating loss carryforwards might not be realizable and thus recorded a valuation allowance of $0.9 million for the year ended December 31, 2013. During 2014, the Company recorded an additional $0.1 million related to these state operating losses. During 2015, the total valuation allowance of $1.0 million was reversed as these state operating losses were written off upon ceasing to do business in these particular jurisdictions.
The Company is no longer subject to tax audits by federal, state or local taxing authorities for years prior to 2011. The Company has ongoing examinations by various foreign tax authorities but does not believe that the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate of 35% and the actual income tax provision (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory rate	$37,302	$49,096	$35,140
State taxes, net	1,066	1,403	1,183
Non-deductible expense	1,440	1,927	1,688
Valuation allowance	(1,011)	99	912
Change in deferred tax rate	—	—	(2,802)
Foreign taxes and other	960	(158)	199
	$39,757	$52,367	$36,320
10. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and has since expanded, its fifth OSV newbuild program. The program now consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of December 31, 2015, the Company had placed 18 vessels in service under such program. Subsequent to year-end, two additional vessels were placed in service under such program. The four remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: two in the remainder of 2016 and two in 2017. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,335.0 million. From the inception of this program through December 31, 2015, the Company has incurred construction costs of approximately $1,201.7 million, or 90.0%, of total expected project costs.
Operating Leases
The Company is obligated under certain operating leases for office space and shore-base facilities. The Covington facility lease provides for an initial term expiring in September 2025 with three additional five-year renewal period options. A shore-base facility lease in Port Fourchon commenced on December 20, 2005 and provides for an initial term of seven years with four additional five-year periods upon the terms and conditions contained in the lease agreement. On January 30, 2008, the Company purchased a leasehold interest in a parcel of improved real estate as an adjacent addition to HOS Port, its existing shore-base facility located in Port Fourchon, Louisiana. At December 31, 2015, this latter facility lease had approximately three years remaining on its first renewal option term, with three additional five-year renewal periods. Rent expense related to operating leases was approximately $4.1 million, $3.9 million and $3.6 million for the years ending December 31, 2015, 2014 and 2013, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under noncancelable leases for years subsequent to 2015 are as follows (in thousands):

Year Ended December 31,
2016	$3,032
2017	2,351
2018	2,359
2019	2,406
2020	2,456
Thereafter	27,186
Total	$39,790
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

During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third party provider to a wholly-owned subsidiary of the Company. As a result, this assignment may be interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million. The Company disagrees with this interpretation and, as of December 31, 2015, these potential duties have not been assessed or recorded in its financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Deferred Charges
Deferred charges include the following (in thousands):

	Year Ended December 31,
	2015	2014
Revolving credit facility deferred financing costs, net of accumulated amortization of $4,070 and $3,280, respectively	$3,198	$1,899
Deferred drydocking costs, net of accumulated amortization of $41,784 and $38,429, respectively	29,228	48,064
Prepaid lease expense, net of amortization of $1,542 and $1,384, respectively	2,847	3,005
Total	$35,273	$52,968
12. Major Customers
In the years ended December 31, 2015, 2014, and 2013, revenues from the following customers represent 10% or more of consolidated revenues:

	Year Ended December 31,
	2015		2014		2013
Customer A	20%		14%		12%
Customer B	10%		n/a	(1)	n/a	(1)
Customer C	n/a	(1)	n/a	(1)	16%
Customer D	n/a	(1)	n/a	(1)	10%

(1)	Customers represent less than 10% of consolidated revenue in each such year.

13. Discontinued Operations
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet to Genesis Marine, LLC, an affiliate of Genesis Energy L.P. (NYSE:GEL), for net cash proceeds of approximately of $227.5 million, after deal costs. The sale resulted in a gain of $60.0 million ($38.1 million after-tax or $1.04 per diluted share). Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. During the year ended December 31, 2014, the remaining tugs were sold for net cash proceeds of $1.6 million. These sales resulted in a pre-tax gain of approximately $0.9 million ($0.6 million after-tax or $0.02 per diluted share). The historical results for the Downstream segment and the gain on the sale thereof have been presented as discontinued operations for all periods in the accompanying condensed consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized results of the Downstream segment from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenue	$12	$43,318
Gain on sale of assets	867	60,076
Operating Income	555	74,278
Income before income taxes	966	74,280
Income tax expense	348	26,965
Income from discontinued operations	618	47,315
As of December 31, 2014, the aggregate components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

As of
December 31, 2014
Assets:
Other current assets	$470
Total current assets	470
Total assets	$470
Liabilities:
Other liabilities	$1,560
Total liabilities	$1,560
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
14. Employment Agreements
The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements contain an EBITDA target, an Operating Margin target and a Safety target, as well as a discretionary component, established by the Compensation Committee of the Company’s Board of Directors, in setting the cash incentive compensation for such executives under this program. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement. The current term of these employment agreements expires on December 31, 2018 and automatically extends each year thereafter on January 1st, for an additional year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating historical financial statements as of December 31, 2015, and for the twelve months ended December 31, 2015, for the domestic subsidiaries of the Company that serve as guarantors of the Company's 2019 convertible senior notes, 2020 senior notes and 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes and 2021 senior notes are 100% owned by the Company. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	Year ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10	$252,651	$7,140	$—	$259,801
Accounts receivable, net of allowance for doubtful accounts of $2,877	—	41,962	54,424	(5,184)	91,202
Other current assets	12	12,955	66	—	13,033
Total current assets	22	307,568	61,630	(5,184)	364,036
Property, plant and equipment, net	—	2,472,367	102,294	—	2,574,661
Deferred charges, net	3,198	56,022	27,361	(51,308)	35,273
Intercompany receivable	1,744,880	—	—	(1,744,880)	—
Investment in subsidiaries	785,472	8,602	—	(794,074)	—
Other assets	1,743	6,648	2,055	—	10,446
Total assets	$2,535,315	$2,851,207	$193,340	$(2,595,446)	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$97,230	$129,840	$(191,154)	$35,916
Accrued interest	14,795	—	—	—	14,795
Accrued payroll and benefits	—	10,944	278	—	11,222
Deferred revenue	—	5,222	512	—	5,734
Other accrued liabilities	—	11,767	6,111	—	17,878
Total current liabilities	14,795	125,163	136,741	(191,154)	85,545
Long-term debt, net of original issue discount of $41,600 and deferred financing costs of $13,119	1,070,281	—	—	—	1,070,281
Deferred tax liabilities, net	—	381,619	—	—	381,619
Intercompany payables	—	1,552,758	14,754	(1,567,512)	—
Other liabilities	—	808	51,308	(51,308)	808
Total liabilities	1,085,076	2,060,348	202,803	(1,809,974)	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,985 shares issued and outstanding	360	—	—	—	360
Additional paid-in capital	748,041	37,978	8,602	(46,580)	748,041
Retained earnings	701,838	752,762	(13,870)	(738,892)	701,838
Accumulated other comprehensive loss	—	119	(4,195)	—	(4,076)
Total stockholders’ equity	1,450,239	790,859	(9,463)	(785,472)	1,446,163
Total liabilities and stockholders’ equity	$2,535,315	$2,851,207	$193,340	$(2,595,446)	$2,984,416

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
(In thousands)

	Year ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$426,419	$50,952	$(1,301)	$476,070
Costs and expenses:
Operating expenses	—	178,748	41,514	(1,002)	219,260
Depreciation	—	81,522	1,044	—	82,566
Amortization	—	25,782	681	—	26,463
General and administrative expenses	189	44,398	3,861	(151)	48,297
	189	330,450	47,100	(1,153)	376,586
Gain on sale of assets	—	44,060	—	—	44,060
Operating income	(189)	140,029	3,852	(148)	143,544
Other income (expense):
Interest income	—	1,125	400	—	1,525
Interest expense	(39,460)	—	(36)	—	(39,496)
Equity in earnings of consolidated subsidiaries	106,798	—	—	(106,798)	—
Other income (expense), net	—	(4,053)	5,238	(180)	1,005
	67,338	(2,928)	5,602	(106,978)	(36,966)
Income before income taxes	67,149	137,101	9,454	(107,126)	106,578
Income tax expense	—	35,194	4,563	—	39,757
Net income	$67,149	$101,907	$4,891	$(107,126)	$66,821

Condensed Consolidating Statements of Comprehensive Income
(In thousands)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income	$67,149	$101,907	$4,891	$(107,126)	$66,821
Other comprehensive income:
Foreign currency translation loss	—	(81)	(3,093)	—	(3,174)
Total comprehensive income	$67,149	$101,826	$1,798	$(107,126)	$63,647

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(22,390)	$131,185	$107,039	$9	$215,843
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(120,767)	(69,303)	—	(190,070)
Net proceeds from sale of assets	—	152,000	—	—	152,000
Vessel capital expenditures	—	(55,724)	(29,729)	(1,339)	(86,792)
Non-vessel capital expenditures	—	(16,211)	(276)	—	(16,487)
Net cash used in investing activities	—	(40,702)	(99,308)	(1,339)	(141,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(2,089)	—	—	—	(2,089)
Net cash proceeds from other shares issued	3,112	—	—	—	3,112
Intercompany	21,361	(21,198)	(1,493)	1,330	—
Net cash provided by (used in) financing activities	22,384	(21,198)	(1,493)	1,330	1,023
Effects of exchange rate changes on cash	—	(81)	(758)	—	(839)
Net increase (decrease) in cash and cash equivalents	(6)	69,204	5,480	—	74,678
Cash and cash equivalents at beginning of period	16	183,447	1,660	—	185,123
Cash and cash equivalents at end of period	$10	$252,651	$7,140	$—	$259,801
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50,492	$—	$—	$—	$50,492
Cash paid for income taxes	$—	$582	$4,226	$—	$4,808

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):
The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2015 and 2014. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2015(1)(2)
Revenues	$134,624	$136,446	$116,281	$88,719
Operating income(3)	66,898	39,355	32,809	4,482
Net income (loss)	35,853	19,215	14,424	(2,671)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.01	$0.54	$0.40	$(0.07)
Diluted earnings (loss) per common share	$0.99	$0.53	$0.40	$(0.07)
Fiscal Year 2014(1)
Revenues	$136,585	$171,099	$166,890	$160,219
Operating income(4)	25,028	56,756	50,234	37,402
Income from continuing operations	11,354	31,225	26,559	18,769
Income (loss) from discontinued operations, net of tax	412	8	(204)	402
Net income	11,766	31,233	26,355	19,171
Earnings (loss) per common share:
Basic earnings per common share from continuing operations	$0.32	$0.86	$0.73	$0.52
Basic earnings (loss) per common share from discontinued operations	0.01	—	(0.01)	0.02
Basic earnings per common share	$0.33	$0.86	$0.72	$0.54
Diluted earnings per common share from continuing operations	$0.31	$0.85	$0.72	$0.52
Diluted earnings (loss) per common share from discontinued operations	0.01	—	(0.01)	0.01
Diluted earnings per common share	$0.32	$0.85	$0.71	$0.53

(1)	The sum of the four quarters may not equal annual results due to rounding.

(2)
Results for the fiscal year 2015 were significantly impacted by a drop in oil price, which resulted in reductions in both the Company's dayrates and utilization. In recognition of these weak market conditions, the Company stacked 28 OSVs on various dates since October 2014.

(3)
During the first quarter of 2015, the Company closed on the sale of three 250EDF class OSVs that were previously chartered to the U.S Navy for cash consideration of $114.0 million. The sale resulted in a pre-tax gain of approximately $33.1 million ($20.7 million after-tax or $0.57 per diluted share). During the third quarter of 2015, the Company closed on the sale of one 250EDF class OSV that was previously chartered to the U.S Navy for cash consideration of $38.0 million. The sale resulted in a pre-tax gain of approximately $11.0 million ($6.7 million after-tax or $0.19 per diluted share). See Note 5 for further discussion.

(4)
Results for the quarter ended June 30, 2014 were favorably impacted by record effective dayrates achieved by the Company's MPSV fleet and contributions from vessels delivered under the Company's fifth OSV newbuild program. The results for the quarter ended December 31, 2014 were unfavorably impacted by soft market conditions for OSVs in the GoM.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 26, 2016.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
(Todd M. Hornbeck)

/S/ JAMES O. HARP, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
(James O. Harp, Jr.)

/S/ LARRY D. HORNBECK	Director	February 26, 2016
(Larry D. Hornbeck)

/S/ BRUCE W. HUNT	Director	February 26, 2016
(Bruce W. Hunt)

/S/ STEVEN W. KRABLIN	Director	February 26, 2016
(Steven W. Krablin)

/S/ PATRICIA B. MELCHER	Director	February 26, 2016
(Patricia B. Melcher)

/S/ KEVIN O. MEYERS	Director	February 26, 2016
(Kevin O. Meyers)

/S/ JOHN T. RYND	Director	February 26, 2016
(John T. Rynd)

/S/ BERNIE W. STEWART	Director	February 26, 2016
(Bernie W. Stewart)

/S/ NICHOLAS L. SWYKA JR.	Director	February 26, 2016
(Nicholas L. Swyka, Jr.)

S - 1

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).
3.2	—
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

4.18	—
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.5% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

4.19	—
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.875% Senior Notes due 2020) (incorporated by reference to Exhibit 4.19 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

4.20	—
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.000% Senior Notes due 2021) (incorporated by reference to Exhibit 4.20 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

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

10.22	—	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009).
10.23†	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 2004).
10.24†	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the period ended December 31, 2004).
10.25†	—	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the period ended December 31, 2004).
10.26†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).
10.27†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).
10.28†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).
10.29†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).
10.30†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

Exhibit Number		Description of Exhibit
10.31†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010).
10.32	—
Vessel Construction Agreement dated November 14, 2011 by and between Hornbeck Offshore Services, Inc. and VT Halter Marine, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the period ended December 31, 2011). (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.33	—
Consulting Agreement dated February 14, 2012 by and between Hornbeck Offshore Services, Inc. and Larry D. Hornbeck (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2011).

10.34	—
Amendment No. 3 to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 24, 2013).

10.35	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2014).
10.36	—
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

10.37	—
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

10.38	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014).
10.39	—
Amended and Restated Indemnification Agreement effective as of May 7, 2015 by and among the Company, Hornbeck Family Ranch, LP, Larry D. Hornbeck and Joan M. Hornbeck (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.40†	—
Fourth Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.41†	—
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