Form 10-Q
period 2016-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2016-05-10
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2016 was 36,187,383.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255,841	$259,801
Accounts receivable, net of allowance for doubtful accounts of $2,774 and $2,877, respectively	65,991	91,202
Other current assets	16,180	13,033
Total current assets	338,012	364,036
Property, plant and equipment, net	2,596,303	2,574,661
Deferred charges, net	29,503	35,273
Other assets	10,364	10,446
Total assets	$2,974,182	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,122	$35,916
Accrued interest	13,550	14,795
Accrued payroll and benefits	8,482	11,222
Deferred revenue	899	5,734
Other accrued liabilities	21,321	17,878
Total current liabilities	73,374	85,545
Long-term debt, net of original issue discount of $39,034 and $41,600 and deferred financing costs of $12,395 and $13,119, respectively	1,073,571	1,070,281
Deferred tax liabilities, net	378,782	381,619
Other liabilities	1,212	808
Total liabilities	1,526,939	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,165 and 35,985 shares issued and outstanding, respectively	362	360
Additional paid-in-capital	746,472	748,041
Retained earnings	694,324	701,838
Accumulated other comprehensive income (loss)	6,085	(4,076)
Total stockholders’ equity	1,447,243	1,446,163
Total liabilities and stockholders’ equity	$2,974,182	$2,984,416

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues	$76,820	$134,624
Costs and expenses:
Operating expenses	40,429	61,420
Depreciation	22,173	19,984
Amortization	6,279	7,486
General and administrative expenses	8,674	11,892
	77,555	100,782
Gain (loss) on sale of assets	(45)	33,056
Operating income (loss)	(780)	66,898
Other income (expense):
Interest income	377	214
Interest expense	(11,064)	(10,262)
Other income (expense), net	504	440
	(10,183)	(9,608)
Income (loss) before income taxes	(10,963)	57,290
Income tax expense (benefit)	(3,449)	21,437
Net income (loss)	$(7,514)	$35,853
Earnings per share:
Basic earnings (loss) per common share	$(0.21)	$1.01
Diluted earnings (loss) per common share	$(0.21)	$0.99
Weighted average basic shares outstanding	36,085	35,630
Weighted average diluted shares outstanding	36,085	36,116

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net income (loss)	$(7,514)	$35,853
Other comprehensive income:
Foreign currency translation income (loss)	10,161	(302)
Total comprehensive income (loss)	$2,647	$35,551

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,514)	$35,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,173	19,984
Amortization	6,279	7,486
Stock-based compensation expense	1,172	1,972
Provision for bad debts	(103)	(660)
Deferred tax expense (benefit)	(1,821)	21,450
Amortization of deferred financing costs	2,647	2,444
(Gain) loss on sale of assets	45	(33,056)
Changes in operating assets and liabilities:
Accounts receivable	31,458	19,704
Other current and long-term assets	(2,794)	(4,422)
Deferred drydocking charges	(1,207)	(2,553)
Accounts payable	(3,369)	(6,767)
Accrued liabilities and other liabilities	(6,468)	1,403
Accrued interest	(1,245)	(1,400)
Net cash provided by operating activities	39,253	61,438
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(33,660)	(52,617)
Net proceeds from sale of assets	420	114,000
Vessel capital expenditures	(10,348)	(21,843)
Non-vessel capital expenditures	(266)	(4,388)
Net cash provided by (used in) investing activities	(43,854)	35,152
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(1,953)
Net cash used in financing activities	—	(1,953)
Effects of exchange rate changes on cash	641	(302)
Net increase (decrease) in cash and cash equivalents	(3,960)	94,335
Cash and cash equivalents at beginning of period	259,801	185,123
Cash and cash equivalents at end of period	$255,841	$279,458
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$13,787	$14,032
Cash paid for income taxes	$1,752	$1,373

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the financial statements and other significant matters
Standards that are not yet adopted
Accounting Standards Update (ASU) No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"
This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification of related amounts within the statement of cash flows. Early adoption is permitted.
		January 1, 2017	The Company is evaluating the effect of this new standard on its financial statements and related disclosures.

ASU No. 2016-02, "Leases" (Topic 842)
This standard requires lessees to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. ASU 2016-02 requires a modified retrospective application. Early adoption is permitted.
		January 1, 2019	The Company is evaluating the effect of this new standard on its financial statements and related disclosures.

ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606)
This standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application.
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

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(7,514)	$35,853
Weighted average number of shares of common stock outstanding	36,085	35,630
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	486
Weighted average number of dilutive shares of common stock outstanding	36,085	36,116
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.21)	$1.01
Diluted earnings (loss) per common share	$(0.21)	$0.99

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 939 shares of common stock for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company had 337 anti-dilutive stock options. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(2)
For the three months ended March 31, 2016 and 2015, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(3)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 6 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

4. Vessel Sales

On March 30, 2016, the Company closed on the sale of its last remaining non-core conventional OSV, the Cape Breton, for cash consideration of $420,000. The sale resulted in a pre-tax loss of approximately $45,000 ($31,000 after-tax or $0.00 per diluted share).

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2016	December 31, 2015
5.875% senior notes due 2020, net of deferred financing costs of $3,714 and $3,944	$371,286	$371,056
5.000% senior notes due 2021, net of deferred financing costs of $4,838 and $5,080	445,162	444,920
1.500% convertible senior notes due 2019, net of original issue discount of $39,034 and $41,600 and deferred financing costs of $3,843 and $4,095	257,123	254,305
Revolving credit facility due 2020	—	—
	$1,073,571	$1,070,281
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
As of March 31, 2016, there were no amounts drawn or letters of credit posted under the Company’s $300.0 million revolving credit facility. As of March 31, 2016, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary.
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

	March 31, 2016			December 31, 2015
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$375,000	$371,286	$225,000	$375,000	$371,056	$257,813
5.000% senior notes due 2021	450,000	445,162	263,250	450,000	444,920	308,250
1.500% convertible senior notes due 2019	300,000	257,123	180,465	300,000	254,305	170,340
	$1,125,000	$1,073,571	$668,715	$1,125,000	$1,070,281	$736,403
Capitalized Interest
During the three months ended March 31, 2016, the Company capitalized approximately $5.0 million of interest costs related to the construction of vessels. During the three months ended March 31, 2015, the Company capitalized approximately $5.8 million of interest costs related to the construction of vessels.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of March 31, 2016, the Company has granted awards covering 4.3 million shares of common stock under such plan.
During the three months ended March 31, 2016, the Company granted cash-settled phantom restricted stock units, time-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Cash-settled performance-based phantom restricted stock units		X
Cash-settled time-based phantom restricted stock units		X	X
Time-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based cash-settled phantom restricted stock units are calculated based on the Company's performance compared to three pre-determined criteria, as defined by the cash-settled phantom restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company's performance. During the three months ended March 31, 2016, the Company granted 391,802 time-based restricted stock units, 989,674 time-based and performance based cash-settled phantom restricted stock units and 33,417 shares of fully-vested common stock.
The fair value of the Company’s performance-based restricted stock units and cash-settled phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and cash-settled phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition, all cash-settled phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2016, the Company granted performance-based and time-based restricted stock units and cash-settled phantom stock units in prior years. During the three months ended March 31, 2016, the Company issued 180,314 shares, in the aggregate, of stock due to: 1) vestings of restricted stock units and 2) the issuance of fully-vested common stock.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2016	2015
Income before taxes	$1,172	$1,972
Net income	$803	$1,234
Earnings per common share:
Basic earnings per common share	$0.02	$0.03
Diluted earnings per common share	$0.02	$0.03

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies
Vessel Construction
In February 2016, the Company announced plans to enhance the marketability of the four remaining 310 class MPSVs. The first two of those MPSVs, which are expected to be delivered in the second and third quarters of 2016, will be enhanced by increasing the berthing capacity, expanding the cargo-carrying capabilities and expanding the work area for ROVs. The functionality of the second two MPSVs will be increased by adding a 60-foot mid-body plug, installation of an additional crane, increasing the berthing capacity, expanding the cargo-carrying capacities and expanding the work areas for ROVs. These latter two MPSVs have been upgraded to a 400 class designation and are scheduled to be delivered in the second and fourth quarters of 2017. The aggregate cost of these four conversions will be approximately $70.0 million and will extend the deliveries by an aggregate of 730 additional vessel-days. The Company's fifth OSV newbuild program now consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs.
As of March 31, 2016, the Company had placed 20 vessels in service under such program. Based on current contracts and internal estimates, the aggregate cost of this program, excluding construction period interest, is expected to be approximately $1,335.0 million, of which $68.8 million and $35.0 million are expected to be incurred in the remainder of 2016 and 2017, respectively. From the inception of this program through March 31, 2016, the Company had incurred $1,231.2 million, or 92.2%, of total expected project costs.
Contingencies
In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect the Company's financial position or results of operations. The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920, or the Jones Act. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in a mutual protection and indemnity association, or P&I Club, as well as by marine liability policies in excess of the P&I Club’s coverage. The Company provides reserves for any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending claims and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.
Vessel charters with Petrobras include limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption in 2010 and 2011. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $3.0 million. The Company disagrees with a majority of these assessments. During the second quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims. Subsequent to this ruling, Petrobras appealed this decision to another court. While the Company cannot currently estimate the amounts or timing of the resolution of these matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company. As a result, this assignment has been interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million. The Company

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

disagrees with this interpretation and related assessment. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision has been appealed to another court. As of March 31, 2016, these potential duties have not been assessed or recorded in its financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2012, a customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code. Pre-petition receivables from ATP were $4.8 million and the Company has recorded $0.9 million in reserves. While the Company believes that the net receivables are collectible, it will continue to monitor the proceedings, which may result in actual collections that may materially differ from the current estimate.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating historical financial statements as of March 31, 2016, as of December 31, 2015 and for the three months ended March 31, 2016, for the domestic subsidiaries of the Company that serve as guarantors of the Company's 2019 convertible senior notes, 2020 senior notes and 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes and 2021 senior notes are 100% owned by the Company. The guarantees are full and unconditional and joint and several and prior to the fourth quarter of 2015, all of the Company's non-guarantor subsidiaries were minor as defined in the Securities and Exchange Commission regulations. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.
Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14	$245,495	$10,332	$—	$255,841
Accounts receivable, net of allowance for doubtful accounts of $2,774	—	49,082	20,636	(3,727)	65,991
Other current assets	76	15,728	376	—	16,180
Total current assets	90	310,305	31,344	(3,727)	338,012
Property, plant and equipment, net	—	2,478,123	118,180	—	2,596,303
Deferred charges, net	3,003	50,637	26,872	(51,009)	29,503
Intercompany receivable	1,087,120	172,242	63,381	(1,322,743)	—
Investment in subsidiaries	788,969	8,602	—	(797,571)	—
Other assets	1,744	6,494	2,126	—	10,364
Total assets	$1,880,926	$3,026,403	$241,903	$(2,175,050)	$2,974,182
LIABILITIES AND STOCKHOLDERS’ EQUITY					—
Current liabilities:					—
Accounts payable	$—	$28,101	$6,709	$(5,688)	$29,122
Accrued interest	13,550	—	—	—	13,550
Accrued payroll and benefits	—	8,204	278	—	8,482
Deferred revenue	—	278	621	—	899
Other accrued liabilities	—	15,206	6,161	(46)	21,321
Total current liabilities	13,550	51,789	13,769	(5,734)	73,374
Long-term debt, net of original issue discount of $39,034 and deferred financing costs of $12,395	1,073,571	—	—	—	1,073,571
Deferred tax liabilities, net	—	378,782	—	—	378,782
Intercompany payables	(647,353)	1,800,378	227,321	(1,380,346)	—
Other liabilities	—	1,212	—	—	1,212
Total liabilities	439,768	2,232,161	241,090	(1,386,080)	1,526,939
Stockholders’ equity:					—
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,165 shares issued and outstanding	362	—	—	—	362
Additional paid-in capital	746,473	37,978	8,602	(46,581)	746,472
Retained earnings	694,323	756,131	(13,741)	(742,389)	694,324
Accumulated other comprehensive loss	—	133	5,952	—	6,085
Total stockholders’ equity	1,441,158	794,242	813	(788,970)	1,447,243
Total liabilities and stockholders’ equity	$1,880,926	$3,026,403	$241,903	$(2,175,050)	$2,974,182

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10	$252,651	$7,140	$—	$259,801
Accounts receivable, net of allowance for doubtful accounts of $2,877	—	41,963	54,416	(5,177)	91,202
Other current assets	12	12,955	66	—	13,033
Total current assets	22	307,569	61,622	(5,177)	364,036
Property, plant and equipment, net	—	2,472,367	102,294	—	2,574,661
Deferred charges, net	3,198	56,022	27,362	(51,309)	35,273
Intercompany receivable	1,751,046	186,054	59,413	(1,996,513)	—
Investment in subsidiaries	785,472	8,602	—	(794,074)	—
Other assets	1,743	6,648	2,055	—	10,446
Total assets	$2,541,481	$3,037,262	$252,746	$(2,847,073)	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$34,214	$7,693	$(5,991)	$35,916
Accrued interest	14,795	—	—	—	14,795
Accrued payroll and benefits	—	10,944	278	—	11,222
Deferred revenue	—	5,222	512	—	5,734
Other accrued liabilities	—	11,767	6,111	—	17,878
Total current liabilities	14,795	62,147	14,594	(5,991)	85,545
Long-term debt, net of original issue discount of $41,600 and deferred financing costs of $13,119	1,070,281	—	—	—	1,070,281
Deferred tax liabilities, net	—	381,619	—	—	381,619
Intercompany payables	6,164	1,801,830	247,615	(2,055,609)	—
Other liabilities	—	808	—	—	808
Total liabilities	1,091,240	2,246,404	262,209	(2,061,600)	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,985 shares issued and outstanding	360	—	—	—	360
Additional paid-in capital	748,043	37,978	8,602	(46,582)	748,041
Retained earnings	701,838	752,761	(13,870)	(738,891)	701,838
Accumulated other comprehensive loss	—	119	(4,195)	—	(4,076)
Total stockholders’ equity	1,450,241	790,858	(9,463)	(785,473)	1,446,163
Total liabilities and stockholders’ equity	$2,541,481	$3,037,262	$252,746	$(2,847,073)	$2,984,416

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$68,063	$7,450	$1,307	$76,820
Costs and expenses:
Operating expenses	—	33,658	5,488	1,283	40,429
Depreciation	—	21,284	889	—	22,173
Amortization	—	5,931	348	—	6,279
General and administrative expenses	36	7,972	643	23	8,674
	36	68,845	7,368	1,306	77,555
Loss on sale of assets	—	(45)	—	—	(45)
Operating income (loss)	(36)	(827)	82	1	(780)
Other income (expense):
Interest income	—	236	141	—	377
Interest expense	(11,062)	—	(2)	—	(11,064)
Equity in earnings of consolidated subsidiaries	3,499	—	—	(3,499)	—
Other income (expense), net	—	270	150	84	504
	(7,563)	506	289	(3,415)	(10,183)
Income (loss) before income taxes	(7,599)	(321)	371	(3,414)	(10,963)
Income tax expense (benefit)	—	(3,692)	243	—	(3,449)
Net income (loss)	$(7,599)	$3,371	$128	$(3,414)	$(7,514)

Condensed Consolidating Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(7,599)	$3,371	$128	$(3,414)	$(7,514)
Other comprehensive income:
Foreign currency translation gain	—	14	10,147	—	10,161
Total comprehensive income (loss)	$(7,599)	$3,385	$10,275	$(3,414)	$2,647

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$4	$36,151	$3,098	$—	$39,253
CASH FLOWS FROM INVESTING ACTIVITIES:					—
Costs incurred for OSV newbuild program #5	—	(33,158)	(502)	—	(33,660)
Net proceeds from sale of assets	—	420	—	—	420
Vessel capital expenditures	—	(10,288)	(60)	—	(10,348)
Non-vessel capital expenditures	—	(295)	29	—	(266)
Net cash used in investing activities	—	(43,321)	(533)	—	(43,854)
Effects of exchange rate changes on cash	—	14	627	—	641
Net increase (decrease) in cash and cash equivalents	4	(7,156)	3,192	—	(3,960)
Cash and cash equivalents at beginning of period	10	252,651	7,140	—	259,801
Cash and cash equivalents at end of period	$14	$245,495	$10,332	$—	$255,841
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$13,787	$—	$—	$—	$13,787
Cash paid for income taxes	$—	$248	$1,504	$—	$1,752

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2015. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q.
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
General

During the first quarter of 2016, oil prices have remained in a trading range of $25 to $45 per barrel with an average of $33 per barrel. The drop in oil price, since October 2014, is due to surplus oil, driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply and Organization of the Petroleum Exporting Countries, or OPEC, suppliers in the Middle East and Russia not reducing their output. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. As a result of lower oil prices, major and independent oil companies with deepwater operations have significantly reduced their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets have resulted in significant reductions in our dayrates and utilization.
The principal issue facing us is the ultimate duration of the current downturn. While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Provided that we can continue generating EBITDA to cover cash interest and maintenance capital expenditures, our cash on hand provides a healthy cushion for the foreseeable future. However, should we be required to deplete that cash cushion and available revolver capacity prior to a market recovery, it would require us to take additional steps to create more liquidity.
In the GoM, six high-spec OSVs have been delivered into the domestic market during the first quarter of 2016, including one of our own. We expect an additional 16 high-spec OSVs to be delivered into domestic service during 2016 and 2017. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 210 of such vessels by the end of 2017. During the first quarter of 2016, there was an average of roughly 47 floating rigs available in the GoM, while an average of 35 were working. As of May 4, 2016, there were 42 rigs available and 37 were working. However, nine floating rigs have contracts that will expire during 2016 and two rigs are scheduled to leave the region. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We expect two new rigs to arrive in the GoM during 2016. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin. Given these market conditions, we anticipate our average dayrates and utilization levels to be adversely affected compared to our 2015 and 2014 results. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We feel that once the current supply and demand fundamentals return to normal conditions that our results from operations will improve.
In recognition of these weak market conditions, we stacked 37 incremental OSVs on various dates from October 2014 through March 31, 2016. Post quarter-end, we have stacked an additional five new generation OSVs to date and we currently plan on stacking four more vessels by the end of June 2016. These 46 stacked vessels represent 68% of our current OSV and MPSV vessel headcount, but they only comprise 52% of our fleetwide total deadweight tonnage. By stacking vessels, we expect to significantly reduce our cash outlays and lower our risk profile, however, we will also have fewer revenue-producing units in service that can contribute to our results and contribute cash flows to cover our fixed costs and commitments. We may choose to stack additional vessels should market conditions warrant.
In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the deepwater GoM given the current oil price environment. PEMEX budget reductions have resulted in contract cancellations and slower than expected growth in the market for our vessels in Mexico. We have noticed that PEMEX is reviewing its vessel needs and, in certain circumstances, is not exercising options for vessels that are currently operating in its chartered fleet. In March 2016, five of our Mexican-flagged vessels were stacked and a sixth vessel is expected to be stacked later in 2016. Nevertheless, we consider Mexico to be a long-term market for our services, especially in light of energy reforms being carried out there. Despite current oil prices, we anticipate deepwater auctions will commence during the second half of 2016. We will continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there.
In Brazil, Petrobras has moved towards an "all Brazilian flag" vessel fleet, which will limit opportunities in Brazil for foreign-flagged vessels, except where highly specialized services are required. In January 2016, we placed one of our newbuild HOSMAX 310 class OSVs into Brazilian registry and have imported the vessel into Brazil. We will continue to monitor this market to charter our vessels to Petrobras or other companies operating in that region.
Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for seven foreign-flagged new generation OSVs, two foreign-flagged well-stimulation vessels and two foreign-flagged MPSVs. As of March 31, 2016, our 25 active new generation OSVs, six MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	24
Other U.S. coastlines (1)	6
30
Foreign
Brazil	1
Mexico	2
Middle East	1
Other Latin America	1
5
Total Vessels (2)	35

(1)	Includes two owned vessels and four managed vessels supporting the military.

(2)	Excluded from this table are 37 new generation OSVs that were stacked as of March 31, 2016.

Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies and estimates are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We continue to monitor facts and circumstances for asset impairment indicators for our vessel fleet as is more fully described in such item and section of our 2015 Form 10-K. We continue to conclude that no indicators are present for our fleet.
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our new generation OSVs and the average number and size of vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, our shore-base facility and vessel management services, including the four vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income-generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs can have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our six MPSVs.

	Three Months Ended March 31,
	2016	2015
Offshore Supply Vessels:
Average number of new generation OSVs (1)	61.6	61.4
Average number of active new generation OSVs (2)	27.9	51.9
Average new generation OSV fleet capacity (DWT)	219,398	208,495
Average new generation OSV capacity (DWT)	3,561	3,395
Average new generation OSV utilization rate (3)	35.1%	64.7%
Effective new generation OSV utilization rate (4)	77.4%	76.6%
Average new generation OSV dayrate (5)	$24,601	$26,705
Effective dayrate (6)	$8,635	$17,278

(1)
We owned 62 new generation OSVs as of March 31, 2016. Excluded from this data are six MPSVs owned and operated by the Company. During the first three months of 2016, we placed in service two 310 class OSVs, the HOS Briarwood and the HOS Brass Ring.

(2)
In response to weak market conditions, we elected to stack 37 new generation OSVs on various dates since October 2014. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

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
EBITDA is also a financial metric used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash compensation including, when applicable, bonuses paid to our executive officers and other shore-based employees; (iii) to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) to assess our ability to service existing fixed charges and incur additional indebtedness.
The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Components of EBITDA:
Net income (loss)	$(7,514)	$35,853
Interest, net
Debt obligations	11,064	10,262
Interest income	(377)	(214)
Total interest, net	10,687	10,048
Income tax expense (benefit)	(3,449)	21,437
Depreciation	22,173	19,984
Amortization	6,279	7,486
EBITDA	$28,176	$94,808

The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
EBITDA Reconciliation to GAAP:
EBITDA	$28,176	$94,808
Cash paid for deferred drydocking charges	(1,207)	(2,553)
Cash paid for interest	(13,787)	(14,032)
Cash paid for taxes	(1,752)	(1,373)
Changes in working capital	26,709	16,332
Stock-based compensation expense	1,172	1,972
(Gain) loss on sale of assets	45	(33,056)
Changes in other, net	(103)	(660)
Net cash flows provided by operating activities	$39,253	$61,438
In addition, we also make certain adjustments, as applicable, to EBITDA for loss on early extinguishment of debt, stock-based compensation expense and interest income to compute ratios historically used in certain financial covenants of our revolving credit facility with various lenders. We believe that these ratios are a material component of certain financial covenants in such credit facility and failure to comply with the financial covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2016 and 2015, respectively (in thousands):
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense	$1,172	$1,972
Interest income	377	214
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

Summarized financial information for the three months ended March 31, 2016 and 2015, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$ Change	% Change
Revenues:
Domestic	$59,459	$93,026	$(33,567)	(36.1)%
Foreign	17,361	41,598	(24,237)	(58.3)%
	76,820	134,624	(57,804)	(42.9)%
Operating expenses	40,429	61,420	(20,991)	(34.2)%
Depreciation and amortization	28,452	27,470	982	3.6%
General and administrative expenses	8,674	11,892	(3,218)	(27.1)%
	77,555	100,782	(23,227)	(23.0)%
Gain (loss) on sale of assets	(45)	33,056	(33,101)	>(100.0)%
Operating income (loss)	(780)	66,898	(67,678)	>(100.0)%
Interest expense	11,064	10,262	802	7.8%
Interest income	377	214	163	76.2%
Income tax expense (benefit)	(3,449)	21,437	(24,886)	>(100.0)%
Net income (loss)	$(7,514)	$35,853	$(43,367)	>(100.0)%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues. Revenues for the three months ended March 31, 2016 decreased by $57.8 million, or 42.9%, to $76.8 million compared to the same period in 2015. Our weighted-average active operating fleet for the three months ended March 31, 2016 and 2015 was 34 and 57 vessels, respectively. The decrease in revenues was primarily due to soft market conditions for our vessels operating worldwide, which led to our decision to stack 32 OSVs on various dates since December 2014. For the three months ended March 31, 2016, we had an average of 33.7 vessels stacked compared to 9.5 vessels stacked in the prior-year period. This decrease in revenue was partially offset by $9.8 million in revenue earned from the full or partial-period contribution of six vessels that were placed in service under our fifth OSV newbuild program since December 2014 and a newbuild OSV that was converted into a MPSV and was returned to service during the second quarter of 2015. Average new generation OSV dayrates were $24,601 for the first three months of 2016 compared to $26,705 for the same period in 2015, a decrease of $2,104, or 7.9%. Our new generation OSV utilization was 35.1% for the first three months of 2016 compared to 64.7% for the same period in 2015. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during the current-year period. Our new generation OSVs incurred 63 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 3,065 days during the first three months of 2016. Excluding stacked vessel days, our new generation OSV effective utilization was 77.4% and 76.6% during the three months ended March 31, 2016 and 2015, respectively. Domestic revenues decreased $33.6 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our fleet during the three months ended March 31, 2016 and the stacking of vessels since December 2014. Foreign revenues decreased $24.2 million primarily due to the full or partial-period contribution of ten OSVs and two MPSVs that relocated to the GoM from foreign regions on various dates since December 2014. Foreign revenues for the first three months of 2016 comprised 22.6% of our total revenues compared to 30.9% for the year-ago period.
Operating Expenses. Operating expenses were $40.4 million, a decrease of $21.0 million, or 34.2%, for the three months ended March 31, 2016 compared to $61.4 million for the same period in 2015. Operating expenses were primarily driven lower by vessels that were removed from our active fleet count since December 2014, which resulted in a substantial reduction in mariner headcount. This decrease was partially offset by $3.8 million of operating costs related to the full or partial-period contribution from vessels added to our fleet since December 2014. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $150.0 million to $165.0 million for the year ending December 31, 2016. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $28.5 million was $1.0 million, or 3.6%, higher for the three months ended March 31, 2016 compared to the same period in 2015. Depreciation increased by $2.2 million primarily due to the contribution of six vessels that were placed in service on various dates since December 2014 and the conversion of one OSV into a MPSV. The depreciation increase was partially offset by a decrease in amortization expense of $1.2 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked.
General and Administrative Expense. G&A expenses of $8.7 million, or 11.3% of revenues, was $3.2 million lower during the three months ended March 31, 2016 compared to the same period in 2015. The decrease in G&A expenses was primarily due to lower short-term and long-term shoreside incentive compensation expense.
Gain (Loss) on Sale of Assets. During the first three months of 2016, we sold our last remaining non-core conventional OSV, the Cape Breton, for cash consideration of $420,000. The sale resulted in a pre-tax loss of approximately $45,000 ($31,000 after-tax or $0.00 per diluted share). During the first three months of 2015, we completed the sale of three 250EDF class OSVs, the HOS Arrowhead, the HOS Eagleview and the HOS Westwind, to the U.S. Navy for cash consideration of $114.0 million. The sale resulted in a pre-tax gain of approximately $33.1 million ($20.7 million after-tax or $0.57 per diluted share).
Operating Income (Loss). Operating income decreased by $67.7 million, or 101.2%, to a loss of $0.8 million during the three months ended March 31, 2016 compared to the same period in 2015 for the reasons discussed above. Operating loss as a percentage of revenues was 1.0% for the three months ended March 31, 2016 compared to an operating income margin of 49.7% for the same period in 2015. Excluding the 2015 gain on sale of assets, our operating income for the first three months of 2015 would have been $33.8 million, or 25.1% of revenues.
Interest Expense. Interest expense of $11.1 million increased $0.8 million during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance under our newbuild program in 2016. During the three months ended March 31, 2016, we recorded $5.0 million of capitalized construction period interest, or roughly 31.1% of our total interest costs, compared to having capitalized $5.8 million, or roughly 36.1% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.4 million during the three months ended March 31, 2016, which was $0.2 million higher compared to the same period in 2015. Our average cash balance increased to $257.3 million for the three months ended March 31, 2016 compared to $245.4 million for the same period in 2015. The average interest rate earned on our invested cash balances was 0.6% and 0.4% during the three months ended March 31, 2016 and 2015, respectively. The increase in average cash balance was primarily due to lower cash outflows associated with our fifth OSV newbuild program in 2016 compared to the prior year period.

Income Tax Expense (Benefit). Our effective tax rate was 31.5% and 37.4% for the three months ended March 31, 2016 and 2015, respectively. The benefit rate for the first three months of 2016 is less than the tax rate for the first three months of 2015 due to an amplified effect of our permanent book-tax differences on our smaller pre-tax book income (loss) for 2016 compared to 2015. Our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Income (Loss). Operating performance decreased by $43.4 million for a reported net loss of $7.5 million for the three months ended March 31, 2016 compared to net income of $35.9 million for the same period during 2015. Excluding the gain on sale of assets, net income would have been $15.2 million for the three months ended March 31, 2015. This decrease in net income for the three months ended March 31, 2016 was primarily driven by lower revenues due to soft market conditions discussed above and the reduction of active vessels in our operating fleet.
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions or stock repurchases. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2016.
We have reviewed all of our debt agreements, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has been impacted by such volatility through lower than normal cash flow from operations. However, including cash on-hand, we expect to generate sufficient cash flow from operations to cover all of our growth capital expenditures for the remaining four HOSMAX vessels under construction, commercial-related capital expenditures, and all of our annually recurring cash debt service, maintenance capital expenditures and cash income taxes through the completion of the newbuild program, as well as discretionary stock repurchases from time to time, without ever having to use our currently undrawn revolving credit facility. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve without having to draw on such facility. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively.
As of March 31, 2016, we had total cash and cash equivalents of $255.8 million and a $300 million revolving credit facility, which is undrawn as of March 31, 2016. On February 6, 2015, we amended and extended the maturity of our existing revolving credit facility to February 2020, provided that, if the 2019 convertible senior notes remain outstanding on March 1, 2019, the Company is required to maintain a specified minimum liquidity level until after the redemption or refinancing of the convertible senior notes, which mature on September 1, 2019. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary. However, if used at all, the primary intended use of the facility would be the potential future construction or acquisition of assets that generate additional EBITDA. If we were not able to maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility would not be available to us. Because of the continuing market weakness, we may seek an amendment to such covenants from our lenders in order to preserve such facility's continuing availability.
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock from time to time, $25 million of which was used to buy-back 891,396 shares during the fourth quarter of 2014. There were no such repurchases during the three months ended March 31, 2016. Any future repurchases under this program are expected to be funded from our cash on-hand, cash flow from operations and/or cash proceeds from the divestiture of non-core assets. While we have an authorized share repurchase program, we will continue to prioritize our cash usage appropriate to the current market cycle.
Although we expect to continue generating positive working capital through our operations, events beyond our control, such as a sustained low prices for oil and natural gas, a further significant decline in such commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the “Forward Looking Statements” on page ii and the Risk Factors stated in Item 1A of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows. Should the need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $39.3 million for the three months ended March 31, 2016 and $61.4 million for the same period in 2015. Operating cash flows for the first three months of 2016 were unfavorably affected by soft market conditions for our vessels operating worldwide which led to a decline in our weighted average active operating fleet from 57 to 34 vessels.
Investing Activities. Net cash used in investing activities was $43.9 million for the three months ended March 31, 2016 compared to net cash provided by investing activities of $35.2 million for the same period in 2015. Cash used during the first three months of 2016 consisted of construction costs incurred for our fifth OSV newbuild program. Cash provided during the first three months of 2015 resulted from the sale of three 250EDF class OSVs to the U.S. Navy partially offset by construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash used in financing activities was zero for the three months ended March 31, 2016 compared to net cash used by financing activities of $2.0 million for the same period in 2015. Net cash used by financing activities for the three months ended March 31, 2015 primarily resulted from deferred financing costs related to the amendment and extension of our existing $300 million revolving credit facility.
Contractual Obligations
Debt
As of March 31, 2016, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $3,714 (1)	$371,286	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $4,838 (1)	445,162	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $39,034 and deferred financing costs of $3,843	257,123	6.23%	2,300	March 1 and September 1
	$1,073,571

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On February 6, 2015, we amended and extended our revolving credit facility to extend the maturity date, modify covenants and reduce the collateral coverage of such facility. The $300.0 million revolving credit facility remains undrawn as of May 10, 2016. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to (i) London Interbank Offered Rate, or LIBOR, plus a margin of 2.0% to 3.0% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a new total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. The applicable LIBOR margin for the amended revolving credit facility ranges from 200 to 300 basis points. Unused commitment fees are payable quarterly at the annual rate of 37.5 to 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined total debt-to-capitalization ratio. For additional information with respect to our revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 5 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. Based on our financial ratios for the three months ended March 31, 2016, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the three months ended March 31, 2016, we were in compliance with all of our debt covenants and expect to remain in compliance for the second quarter of 2016. If we do not maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility will not be available to us. Because of the continuing market weakness, we may seek an amendment to such covenants from our lenders in order to preserve such facility's continuing availability. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the three months ended March 31, 2016 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Three Months Ended March 31, 2016	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$29.5	$1,231.2	$1,335.0	2Q2013-4Q2017

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of May 4, 2016, we had placed 20 vessels in service under such program. The remaining four vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: two during the remainder of 2016 and two in 2017.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below, for the three months ended March 31, 2016 and 2015, respectively, and a forecast for the fiscal year ending December 31, 2016 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2016
	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$1.2	$2.6	$4.6
Other vessel capital improvements (2)	3.5	2.2	5.2
	4.7	4.8	9.8
Other Capital Expenditures
Commercial-related vessel improvements (3)	6.8	19.6	14.0
Miscellaneous non-vessel additions (4)	0.3	4.4	1.0
	7.1	24.0	15.0
Total	$11.8	$28.8	$24.8

(1)	Deferred drydocking charges for 2016 include the projected recertification costs for four OSVs and one MPSV.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Commercial-related vessel improvements include items such as cranes, ROVs, helidecks, living quarters and other specialized vessel equipment, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(4)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including sustained or further declines in oil and natural gas prices; significant and sustained or additional declines in oil and natural gas prices; a sustained weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, vessel management contracts, or failures to finalize commitments to charter or manage vessels; sustained or further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; industry risks; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; less than expected growth in Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; the level of fleet additions by the Company and its competitors that could result in vessel over capacity in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active and newly constructed vessels; the inability of the Company to obtain amendments under its revolving credit facility on terms acceptable to the Comany; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; or fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs or the inability to repatriate foreign-sourced earnings and profits. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will effect share repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's currently undrawn revolving credit facility, which would require an amendment of such facility. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1—Legal Proceedings
None.

Item 1A—Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3—Defaults Upon Senior Securities
None.

Item 4—Mine Safety Disclosures
None.

Item 5—Other Information
Amendment to Employment Agreements
The Company has employment agreements with its named executive officers, Todd M. Hornbeck, Carl G. Annessa, James O. Harp, Jr., Samuel A. Giberga and John S. Cook. These agreements provide for, among other things, base salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted results as well as individual achievement. On May 6, 2016, the Appendix A to each of these employment agreements was amended, effective January 1, 2016, to update the non-discretionary components for the determination of potential cash incentive compensation.
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

*10.1	—	Form of Amended Appendix A to Employment Agreements for Named Executive Officers.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 10, 2016	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer