Form 10-Q
period 2016-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2016-08-09
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2016 was 36,336,749.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$224,525	$259,801
Accounts receivable, net of allowance for doubtful accounts of $3,731 and $2,877, respectively	50,502	91,202
Other current assets	15,222	13,033
Total current assets	290,249	364,036
Property, plant and equipment, net	2,615,243	2,574,661
Deferred charges, net	25,265	35,273
Other assets	10,475	10,446
Total assets	$2,941,232	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,190	$35,916
Accrued interest	14,792	14,795
Accrued payroll and benefits	5,660	11,222
Other accrued liabilities	14,301	23,612
Total current liabilities	55,943	85,545
Long-term debt, net of original issue discount of $36,420 and $41,600 and deferred financing costs of $11,665 and $13,119, respectively	1,076,915	1,070,281
Deferred tax liabilities, net	366,887	381,619
Other liabilities	1,381	808
Total liabilities	1,501,126	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,314 and 35,985 shares issued and outstanding, respectively	363	360
Additional paid-in-capital	749,403	748,041
Retained earnings	673,738	701,838
Accumulated other comprehensive income (loss)	16,602	(4,076)
Total stockholders’ equity	1,440,106	1,446,163
Total liabilities and stockholders’ equity	$2,941,232	$2,984,416

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Vessel revenues	$45,284	$128,071	$113,500	$258,247
Non-vessel revenues	8,389	8,375	16,993	12,823
	53,673	136,446	130,493	271,070
Costs and expenses:
Operating expenses	34,330	57,542	74,759	118,962
Depreciation	22,658	20,172	44,831	40,156
Amortization	5,816	6,314	12,095	13,800
General and administrative expenses	12,379	13,063	21,053	24,955
	75,183	97,091	152,738	197,873
Gain (loss) on sale of assets	—	—	(45)	33,056
Operating income (loss)	(21,510)	39,355	(22,290)	106,253
Other income (expense):
Interest income	386	393	763	607
Interest expense	(11,004)	(9,921)	(22,068)	(20,183)
Other income (expense), net	(48)	482	456	922
	(10,666)	(9,046)	(20,849)	(18,654)
Income (loss) before income taxes	(32,176)	30,309	(43,139)	87,599
Income tax expense (benefit)	(11,590)	11,094	(15,039)	32,531
Net income (loss)	$(20,586)	$19,215	$(28,100)	$55,068
Earnings (loss) per share:
Basic earnings (loss) per common share	$(0.57)	$0.54	$(0.78)	$1.54
Diluted earnings (loss) per common share	$(0.57)	$0.53	$(0.78)	$1.52
Weighted average basic shares outstanding	36,191	35,706	36,138	35,668
Weighted average diluted shares outstanding	36,191	36,253	36,138	36,190

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income (loss)	$(20,586)	$19,215	$(28,100)	$55,068
Other comprehensive income:
Foreign currency translation income (loss)	10,517	48	20,678	(254)
Total comprehensive income (loss)	$(10,069)	$19,263	$(7,422)	$54,814

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,100)	$55,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,831	40,156
Amortization	12,095	13,800
Stock-based compensation expense	4,216	4,774
Provision for bad debts	854	(920)
Deferred tax expense (benefit)	(13,513)	32,535
Amortization of deferred financing costs	5,359	4,850
(Gain) loss on sale of assets	45	(33,056)
Changes in operating assets and liabilities:
Accounts receivable	42,857	26,461
Other current and long-term assets	(1,540)	1,154
Deferred drydocking charges	(2,317)	(6,309)
Accounts payable	(7,721)	440
Accrued liabilities and other liabilities	(14,817)	(4,200)
Accrued interest	(3)	(4)
Net cash provided by operating activities	42,246	134,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(62,965)	(119,332)
Net proceeds from sale of assets	420	114,000
Vessel capital expenditures	(16,558)	(36,245)
Non-vessel capital expenditures	(275)	(14,605)
Net cash used in investing activities	(79,378)	(56,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(1,997)
Net cash proceeds from other shares issued	727	1,966
Net cash provided by (used in) financing activities	727	(31)
Effects of exchange rate changes on cash	1,129	(254)
Net increase (decrease) in cash and cash equivalents	(35,276)	78,282
Cash and cash equivalents at beginning of period	259,801	185,123
Cash and cash equivalents at end of period	$224,525	$263,405
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$25,087	$25,272
Cash paid for income taxes	$2,242	$1,884

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the financial statements and other significant matters
Standards that are not yet adopted
Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"	This standard requires measurement and recognition of expected credit losses for financial assets held. Early adoption is permitted as of January 1, 2019.	January 1, 2020	The Company is evaluating the effect of this new standard on its financial statements and related disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(20,586)	$19,215	$(28,100)	$55,068
Weighted average number of shares of common stock outstanding	36,191	35,706	36,138	35,668
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	547	—	522
Weighted average number of dilutive shares of common stock outstanding	36,191	36,253	36,138	36,190
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.57)	$0.54	$(0.78)	$1.54
Diluted earnings (loss) per common share	$(0.57)	$0.53	$(0.78)	$1.52

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 992 and 966 shares of common stock for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company had 326 and 332 anti-dilutive stock options, respectively. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(2)
For the three and six months ended June 30, 2016 and 2015, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(3)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 6 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

4. Property, Plant and Equipment

Asset Impairment Assessment

In accordance with ASC 360, the Company periodically reviews long-lived asset valuations when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its long-lived assets by comparing the projected future undiscounted cash flows associated with the related long-lived asset group over their remaining estimated useful lives. If the sum of the estimated undiscounted cash flows are less than the carrying amounts of the asset group, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. The future cash flows are subjective and are based on the Company’s current assumptions regarding future dayrates, utilization, operating expense, G&A expense and recertification costs that could differ from actual results.

During the three months ended June 30, 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purposes of calculating the undiscounted cash flows, the Company groups its vessels into two groups, OSVs and MPSVs, and used a probability-weighted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

each of its asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group.

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

5. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	June 30, 2016	December 31, 2015
5.875% senior notes due 2020, net of deferred financing costs of $3,484 and $3,944	$371,516	$371,056
5.000% senior notes due 2021, net of deferred financing costs of $4,595 and $5,080	445,405	444,920
1.500% convertible senior notes due 2019, net of original issue discount of $36,420 and $41,600 and deferred financing costs of $3,586 and $4,095	259,994	254,305
Revolving credit facility due 2020	—	—
	$1,076,915	$1,070,281
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
Revolving Credit Facility
On July 29, 2016, the Company amended its existing revolving credit facility. The amended facility provides continued access to a reduced level of standby liquidity for working capital and general corporate purposes, including acquisitions, newbuild and conversion programs and other capital expenditures. The changes to the Company’s revolving credit facility were effective July 29, 2016, but are generally applicable commencing with the fiscal quarter ending September 30, 2016. The more significant changes to the facility are noted below:

•	reduce the borrowing base from $300.0 million to $200.0 million;

•	increase the unused commitment fee to 50 basis points for all pricing levels;

•	increase the London Interbank Offered Rate, or LIBOR, spreads on funded borrowings by 25 basis points for all pricing levels;

•
increase the minimum collateral-to-loan value ratio from 150% of the borrowing base to 200% of the borrowing base, which resulted in an increase in the number of vessels pledged from 10 OSVs valued in excess of $450 million to 12 OSVs valued in excess of $400 million;

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	delay the previously scheduled step-down in the total debt-to-capitalization ratio, as defined, from 55% to 50% by six quarters to commence with the fiscal quarter ending September 30, 2018;

•
reduce the minimum interest coverage ratio from 3.00x to 1.00x with a step-up to 1.25x for the fiscal quarter ending September 30, 2018 and a step-up to 1.50x for the fiscal quarter ending March 31, 2019;

•
allow the Company the option of making a one-time election to suspend the interest coverage ratio for a holiday period of no more than four quarters, ending no later than December 31, 2017, with a single permitted rescission. If the Company elects to exercise the interest coverage holiday, then the borrowing base will be capped at $75 million during the holiday and the LIBOR spreads for funded borrowings will be increased by an additional 50 basis points during and after the interest coverage holiday;

•	limit the Company's cash balance to $50 million at any time the revolving credit facility is drawn;

•
increase minimum liquidity (cash and credit facility availability) required for prepayment of the Company's 2019 convertible senior notes, 2020 senior notes, and 2021 senior notes from $100.0 million to $150.0 million subject to a maximum senior secured leverage ratio of 2-to-1;

•
permit the Company to create one or more Investment Entities, as defined. The Investment Entities would be capitalized (i) by the Company, by transferring certain vessels identified in the First Amendment and (ii) by one or more unaffiliated third parties, by depositing cash, with the cash funding being available for acquisitions;

•
amend the definitions of EBITDA and Pro Forma EBITDA to provide that, commencing with the earlier of (a) the first full fiscal quarter after the expiration of the interest coverage holiday and (b) the fiscal quarter ending March 31, 2018, or the Applicable Period, and until the third immediately following fiscal quarter thereafter, EBITDA and Pro Forma EBITDA, as applicable, shall mean, with respect to the Company and its consolidated subsidiaries, (a) for the Applicable Period, EBITDA, or Pro Forma EBITDA, as applicable, for such fiscal quarter multiplied by four, (b) for the Applicable Period and the immediately following fiscal quarter, EBITDA, or Pro Forma EBITDA, as applicable, for such fiscal quarters multiplied by two, and (c) for the Applicable Period and the two immediately following fiscal quarters, EBITDA, or Pro Forma EBITDA, as applicable, for such fiscal quarters multiplied by one and one-third;

•
reduce the amount of liens permitted to secure debt (other than the Amended Facility) of any loan party from $50 million at any one time to $15 million, and to prohibit such liens during the interest coverage holiday;

•
condition Restricted Payments, as defined, on pro forma compliance with the interest coverage ratio and the total debt-to-capitalization ratio and compliance with a maximum senior secured leverage ratio of 2-to-1;

•
increase the amount of cash or cash equivalents on deposit or unused availability under the Amended Facility or a combination of both from $20 million to $100 million and require a maximum senior secured leverage ratio of 2-to-1 in order to permit a loan party to merge with another person, acquire or form a new subsidiary, make an investment (other than in an Investment Entity) or acquire any vessel or other capital assets; and

•
limit sales or other dispositions of property or subsidiaries owning properties, other than inventory, certain equipment or investments in the Investment Entities, to (i) less than twenty percent (20%) of the consolidated net tangible assets of the Company if at the time of such sale or disposition the senior secured leverage ratio is less than or equal to 2-to-1, or (ii) less than ten percent (10%) of the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

consolidated net tangible assets of the Company if at the time of such sale or disposition the senior secured leverage ratio is greater than 2-to-1.
As of June 30, 2016, there were no amounts drawn or letters of credit posted under the Company’s $300.0 million revolving credit facility. As of June 30, 2016, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary. Subsequent to June 30, 2016, the Company has remained in compliance with all of its financial covenants and the Company did not draw on or post any letters of credit under its amended credit facility.
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

	June 30, 2016			December 31, 2015
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$375,000	$371,516	$236,119	$375,000	$371,056	$257,813
5.000% senior notes due 2021	450,000	445,405	269,708	450,000	444,920	308,250
1.500% convertible senior notes due 2019	300,000	259,994	173,152	300,000	254,305	170,340
	$1,125,000	$1,076,915	$678,979	$1,125,000	$1,070,281	$736,403
Capitalized Interest
During the three and six months ended June 30, 2016, the Company capitalized approximately $5.1 million and $10.1 million, respectively, of interest costs related to the construction of vessels. During the three and six months ended June 30, 2015, the Company capitalized approximately $6.1 million and $11.9 million, respectively, of interest costs related to the construction of vessels.
6. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of June 30, 2016, the Company has granted awards covering 4.3 million shares of common stock under such plan.
During the six months ended June 30, 2016, the Company granted phantom restricted stock units, time-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Performance-based phantom restricted stock units		X
Time-based phantom restricted stock units		X	X
Time-based restricted stock units		X	X
Fully-vested common stock	X

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The shares to be received under the performance-based phantom restricted stock units are calculated based on the Company's performance compared to three pre-determined criteria, as defined by the phantom restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company's performance. During the six months ended June 30, 2016, the Company granted 396,369 time-based restricted stock units, 989,674 time-based and performance based phantom restricted stock units and 80,030 shares of fully-vested common stock.
The fair value of the Company’s performance-based restricted stock units and phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition, all phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2016, the Company granted performance-based and time-based restricted stock units and phantom stock units in prior years. During the six months ended June 30, 2016, the Company issued 329,455 shares, in the aggregate, of stock due to: 1) vestings of restricted stock units, 2) employee purchases under the Company's Employee Stock Purchase Plan and 3) the issuance of fully-vested common stock.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income before taxes	$3,044	$2,802	$4,216	$4,774
Net income	$1,948	$1,776	$2,746	$3,001
Earnings per common share:
Basic earnings per common share	$0.05	$0.05	$0.08	$0.08
Diluted earnings per common share	$0.05	$0.05	$0.08	$0.08

7. Commitments and Contingencies
Vessel Construction
In February 2016, the Company announced plans to enhance the marketability of the four remaining 310 class MPSVs. The first two of those MPSVs, which are expected to be delivered in the third quarter of 2016, will be enhanced by increasing the berthing capacity, expanding the cargo-carrying capabilities and expanding the work area for ROVs. The functionality of the second two MPSVs will be increased by adding a 60-foot mid-body plug, installation of an additional crane, increasing the berthing capacity, expanding the cargo-carrying capacities and expanding the work areas for ROVs. These latter two MPSVs have been upgraded to a 400 class designation. The incremental aggregate cost of these four conversions will be approximately $70.0 million.
In August 2016, the Company announced that it has reached an agreement with the shipyard to postpone the delivery of the final two MPSVs to be delivered under this program to the first and second quarters of 2018 without any additional cost to the Company. In addition, the payment terms for the remainder of the contract were adjusted to shift $43.3 million of construction milestone draws from the remainder of 2016 and 2017 into

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2018. The Company's fifth OSV newbuild program consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs.
As of June 30, 2016, the Company had placed 20 vessels in service under such program. The aggregate cost of the Company's fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,335.0 million, of which $13.2 million, $22.3 million, and $43.3 million are expected to be incurred in the remainder of 2016, 2017, and 2018 respectively. From the inception of this program through June 30, 2016, the Company had incurred $1,256.2 million, or 94.1%, of total expected project costs.
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
Vessel charters with Petrobras included limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption in 2010 and 2011. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $3.0 million. The Company disagrees with a majority of these assessments. During the second quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims. Subsequent to this ruling, Petrobras appealed this decision to another court. While the Company cannot currently estimate the amounts or timing of the resolution of these matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company. As a result, this assignment has been interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million. The Company disagrees with this interpretation and related assessment. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision has been appealed to another court. As of June 30, 2016, these potential duties have not been assessed or recorded in its financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued lease expense	$4,554	$4,339
Deferred revenue	1,587	5,734
Current taxes payable	892	3,958
Other	7,268	9,581
Total	$14,301	$23,612

9. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, the condensed consolidating statement of operations and the condensed consolidating statement of comprehensive income (loss) for the three and six months ended June 30, 2016 and the condensed consolidating statement of cash flows for the six months ended June 30, 2016 for the domestic subsidiaries of the Company that serve as guarantors of the Company's 2019 convertible senior notes, 2020 senior notes and 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes and 2021 senior notes are 100% owned by the Company. The guarantees are full and unconditional and joint and several and prior to the fourth quarter of 2015, all of the Company's non-guarantor subsidiaries were minor as defined in the Securities and Exchange Commission regulations. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13	$213,854	$10,658	$—	$224,525
Accounts receivable, net of allowance for doubtful accounts of $3,731	—	42,642	11,201	(3,341)	50,502
Other current assets	52	14,598	572	—	15,222
Total current assets	65	271,094	22,431	(3,341)	290,249
Property, plant and equipment, net	—	2,488,422	126,821	—	2,615,243
Deferred charges, net	2,807	21,469	989	—	25,265
Intercompany receivable	1,731,131	198,782	88,721	(2,018,634)	—
Investment in subsidiaries	779,464	8,602	—	(788,066)	—
Other assets	1,743	6,407	2,325	—	10,475
Total assets	$2,515,210	$2,994,776	$241,287	$(2,810,041)	$2,941,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$20,146	$5,657	$(4,613)	$21,190
Accrued interest	14,792	—	—	—	14,792
Accrued payroll and benefits	—	5,434	226	—	5,660
Other accrued liabilities	—	12,218	2,183	(100)	14,301
Total current liabilities	14,792	37,798	8,066	(4,713)	55,943
Long-term debt, net of original issue discount of $36,420 and deferred financing costs of $11,665	1,076,915	—	—	—	1,076,915
Deferred tax liabilities, net	—	366,887	—	—	366,887
Intercompany payables	—	1,798,472	227,392	(2,025,864)	—
Other liabilities	—	1,381	—	—	1,381
Total liabilities	1,091,707	2,204,538	235,458	(2,030,577)	1,501,126
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,314 shares issued and outstanding	363	—	—	—	363
Additional paid-in capital	749,404	37,977	8,602	(46,580)	749,403
Retained earnings	673,736	752,108	(19,222)	(732,884)	673,738
Accumulated other comprehensive loss	—	153	16,449	—	16,602
Total stockholders’ equity	1,423,503	790,238	5,829	(779,464)	1,440,106
Total liabilities and stockholders’ equity	$2,515,210	$2,994,776	$241,287	$(2,810,041)	$2,941,232

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10	$252,651	$7,140	$—	$259,801
Accounts receivable, net of allowance for doubtful accounts of $2,877	—	41,963	54,416	(5,177)	91,202
Other current assets	12	12,955	66	—	13,033
Total current assets	22	307,569	61,622	(5,177)	364,036
Property, plant and equipment, net	—	2,472,367	102,294	—	2,574,661
Deferred charges, net	3,198	56,022	27,362	(51,309)	35,273
Intercompany receivable	1,751,046	186,054	59,413	(1,996,513)	—
Investment in subsidiaries	785,472	8,602	—	(794,074)	—
Other assets	1,743	6,648	2,055	—	10,446
Total assets	$2,541,481	$3,037,262	$252,746	$(2,847,073)	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$34,214	$7,693	$(5,991)	$35,916
Accrued interest	14,795	—	—	—	14,795
Accrued payroll and benefits	—	10,944	278	—	11,222
Other accrued liabilities	—	16,989	6,623	—	23,612
Total current liabilities	14,795	62,147	14,594	(5,991)	85,545
Long-term debt, net of original issue discount of $41,600 and deferred financing costs of $13,119	1,070,281	—	—	—	1,070,281
Deferred tax liabilities, net	—	381,619	—	—	381,619
Intercompany payables	6,164	1,801,830	247,615	(2,055,609)	—
Other liabilities	—	808	—	—	808
Total liabilities	1,091,240	2,246,404	262,209	(2,061,600)	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,985 shares issued and outstanding	360	—	—	—	360
Additional paid-in capital	748,043	37,978	8,602	(46,582)	748,041
Retained earnings	701,838	752,761	(13,870)	(738,891)	701,838
Accumulated other comprehensive loss	—	119	(4,195)	—	(4,076)
Total stockholders’ equity	1,450,241	790,858	(9,463)	(785,473)	1,446,163
Total liabilities and stockholders’ equity	$2,541,481	$3,037,262	$252,746	$(2,847,073)	$2,984,416

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$52,173	$470	$1,030	$53,673
Costs and expenses:
Operating expenses	—	29,726	3,623	981	34,330
Depreciation	—	21,568	1,090	—	22,658
Amortization	—	5,471	345	—	5,816
General and administrative expenses	76	11,464	790	49	12,379
	76	68,229	5,848	1,030	75,183
Operating income (loss)	(76)	(16,056)	(5,378)	—	(21,510)
Other income (expense):
Interest income	—	237	149	—	386
Interest expense	(11,004)	—	—	—	(11,004)
Equity in earnings of consolidated subsidiaries	(9,507)	—	—	9,507	—
Other income (expense), net	—	(40)	(9)	1	(48)
	(20,511)	197	140	9,508	(10,666)
Income (loss) before income taxes	(20,587)	(15,859)	(5,238)	9,508	(32,176)
Income tax expense (benefit)	—	(11,832)	242	—	(11,590)
Net income (loss)	$(20,587)	$(4,027)	$(5,480)	$9,508	$(20,586)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(20,587)	$(4,027)	$(5,480)	$9,508	$(20,586)
Other comprehensive income:
Foreign currency translation gain	—	20	10,497	—	10,517
Total comprehensive income (loss)	$(20,587)	$(4,007)	$5,017	$9,508	$(10,069)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$120,236	$7,921	$2,336	$130,493
Costs and expenses:
Operating expenses	—	63,384	9,111	2,264	74,759
Depreciation	—	42,852	1,979	—	44,831
Amortization	—	11,402	693	—	12,095
General and administrative expenses	112	19,436	1,433	72	21,053
	112	137,074	13,216	2,336	152,738
Loss on sale of assets	—	(45)	—	—	(45)
Operating income (loss)	(112)	(16,883)	(5,295)	—	(22,290)
Other income (expense):
Interest income	—	473	290	—	763
Interest expense	(22,066)	—	(2)	—	(22,068)
Equity in earnings of consolidated subsidiaries	(6,008)	—	—	6,008	—
Other income (expense), net	—	230	140	86	456
	(28,074)	703	428	6,094	(20,849)
Income (loss) before income taxes	(28,186)	(16,180)	(4,867)	6,094	(43,139)
Income tax expense (benefit)	—	(15,524)	485	—	(15,039)
Net income (loss)	$(28,186)	$(656)	$(5,352)	$6,094	$(28,100)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(28,186)	$(656)	$(5,352)	$6,094	$(28,100)
Other comprehensive income:
Foreign currency translation gain	—	34	20,644	—	20,678
Total comprehensive income (loss)	$(28,186)	$(622)	$15,292	$6,094	$(7,422)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(724)	$39,960	$3,010	$—	$42,246
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(62,381)	(584)	—	(62,965)
Net proceeds from sale of assets	—	420	—	—	420
Vessel capital expenditures	—	(16,498)	(60)	—	(16,558)
Non-vessel capital expenditures	—	(332)	57	—	(275)
Net cash used in investing activities	—	(78,791)	(587)	—	(79,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash proceeds from other shares issued	727	—	—	—	727
Net cash provided by financing activities	727	—	—	—	727
Effects of exchange rate changes on cash	—	34	1,095	—	1,129
Net increase (decrease) in cash and cash equivalents	3	(38,797)	3,518	—	(35,276)
Cash and cash equivalents at beginning of period	10	252,651	7,140	—	259,801
Cash and cash equivalents at end of period	$13	$213,854	$10,658	$—	$224,525
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$25,087	$—	$—	$—	$25,087
Cash paid for income taxes	$—	$353	$1,889	$—	$2,242

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
General

During the first half of 2016, oil prices have remained in a trading range of $25 to $55 per barrel with an average of $40 per barrel. The drop in oil price, since October 2014, is due to surplus oil, driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply and Organization of the Petroleum Exporting Countries, or OPEC, suppliers in the Middle East and Russia not reducing their output. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. As a result of lower oil prices, major and independent oil companies with deepwater operations have significantly reduced their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal issue facing the industry is the ultimate duration of the current downturn. While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Even in light of the currently reduced level of EBITDA generation, our cash on hand provides a healthy cushion for the foreseeable future. However, should we be required to deplete that cash cushion and available revolver capacity prior to a market recovery, it would require us to take additional steps to create more liquidity.
In the GoM, nine high-spec OSVs have been delivered into the domestic market during 2016, including one of our own. We expect an additional 13 high-spec OSVs to be delivered into domestic service during 2016 and 2017. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 207 of such vessels by the end of 2017. In the market place, we continue to observe operators shortening or canceling rig contracts. During the second quarter of 2016, there was an average of roughly 42 floating rigs available in the GoM, while an average of 27.4 were working. This average active rig count decreased 7.5 and 10.2 rigs from the sequential and prior-year quarters, respectively. As of August 3, 2016, there were 39 rigs available and 31 were working. However, six floating rigs have contracts that will expire during 2016 and no rigs are scheduled to leave the region during the second half of 2016. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We expect two new rigs to arrive in the GoM during the second half of 2016. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin. Given these market conditions, we anticipate our average dayrates and utilization levels to be adversely affected compared to our 2015 and 2014 results. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We feel that once the current supply and demand fundamentals return to normal conditions that our results from operations will improve.
In recognition of these weak market conditions, we stacked 44 OSVs on various dates from October 2014 through June 2016. Post quarter-end, we have stacked an additional new generation OSV to date and we currently plan to stack three more vessels by the end of September 2016. These 48 stacked vessels represent 71% of our current OSV and MPSV vessel headcount, but they only comprise 56% of our fleetwide total deadweight tonnage. By stacking vessels, we expect to significantly reduce our cash outlays and lower our risk profile; however, we will also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. We may choose to stack additional vessels should market conditions warrant.
In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the deepwater GoM given the current oil price environment. PEMEX budget reductions have resulted in contract cancellations and slower than expected growth in the market for our vessels in Mexico. We have noticed that PEMEX is reviewing its vessel needs and, in certain circumstances, is not exercising options for vessels that are currently operating in its chartered fleet. In March 2016, five of our Mexican-flagged vessels were stacked and a sixth vessel is expected to be stacked later in 2016. Nevertheless, we consider Mexico to be a long-term market for our services, especially in light of energy reforms being carried out there. Despite current oil prices, we anticipate deepwater auctions will commence during the fourth quarter of 2016. We will continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there.
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

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for seven foreign-flagged new generation OSVs, two foreign-flagged well-stimulation vessels and two foreign-flagged MPSVs. As of June 30, 2016, our 18 active new generation OSVs, six MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	19
Other U.S. coastlines (1)	5
24
Foreign
Brazil	1
Mexico	1
Middle East	1
Other Latin America	1
4
Total Vessels (2)	28

(1)	Includes one owned vessel and four managed vessels supporting the military.

(2)	Excluded from this table are 44 new generation OSVs that were stacked as of June 30, 2016.
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
During the three months ended June 30, 2016, we identified indicators of impairment relating to our vessels. As required by current accounting guidance, we calculated the probability-weighted undiscounted cash flows for each of our asset groups over their respective remaining useful lives. The total of the probability-weighted undiscounted cash flows was greater than the net book values of our asset groups and, therefore, we concluded that we did not have an impairment to our long-lived assets as of June 30, 2016. See Note 4 to our consolidated financial statements included herein for further discussion.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Offshore Supply Vessels:
Average number of new generation OSVs (1)	62.0	59.2	61.8	60.3
Average number of active new generation OSVs (2)	20.1	41.6	24.0	46.8
Average new generation OSV fleet capacity (DWT)	221,629	202,172	220,514	205,333
Average new generation OSV capacity (DWT)	3,575	3,413	3,568	3,404
Average new generation OSV utilization rate (3)	23.9%	56.2%	29.5%	60.5%
Effective new generation OSV utilization rate (4)	73.8%	79.9%	75.9%	78.1%
Average new generation OSV dayrate (5)	$26,642	$28,178	$25,431	$27,381
Effective dayrate (6)	$6,367	$15,836	$7,502	$16,566

(1)
We owned 62 new generation OSVs as of June 30, 2016. Excluded from this data are six MPSVs owned and operated by the Company as well as four vessels managed for the U.S. Navy. During the first six months of 2016, we placed in service two 310 class OSVs, the HOS Briarwood and the HOS Brass Ring.

(2)
In response to weak market conditions, we elected to stack 44 new generation OSVs on various dates from October 2014 through June 2016. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

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
The following table provides the detailed components of EBITDA as we define that term for the three and six months ended June 30, 2016 and 2015, respectively (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of EBITDA:
Net income (loss)	$(20,586)	$19,215	$(28,100)	$55,068
Interest, net
Debt obligations	11,004	9,921	22,068	20,183
Interest income	(386)	(393)	(763)	(607)
Total interest, net	10,618	9,528	21,305	19,576
Income tax expense (benefit)	(11,590)	11,094	(15,039)	32,531
Depreciation	22,658	20,172	44,831	40,156
Amortization	5,816	6,314	12,095	13,800
EBITDA	$6,916	$66,323	$35,092	$161,131
The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
EBITDA Reconciliation to GAAP:
EBITDA	$6,916	$66,323	$35,092	$161,131
Cash paid for deferred drydocking charges	(1,110)	(3,756)	(2,317)	(6,309)
Cash paid for interest	(11,300)	(11,240)	(25,087)	(25,272)
Cash paid for taxes	(490)	(511)	(2,242)	(1,884)
Changes in working capital	4,976	19,953	31,685	36,285
Stock-based compensation expense	3,044	2,802	4,216	4,774
(Gain) loss on sale of assets	—	—	45	(33,056)
Changes in other, net	957	(260)	854	(920)
Net cash flows provided by operating activities	$2,993	$73,311	$42,246	$134,749
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense	$3,044	$2,802	$4,216	$4,774
Interest income	386	393	763	607

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

Summarized financial information for the three months ended June 30, 2016 and 2015, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$41,269	$85,328	$(44,059)	(51.6)%
Foreign	4,015	42,743	(38,728)	(90.6)%
	45,284	128,071	(82,787)	(64.6)%
Non-vessel revenues	8,389	8,375	14	0.2%
	53,673	136,446	(82,773)	(60.7)%
Operating expenses	34,330	57,542	(23,212)	(40.3)%
Depreciation and amortization	28,474	26,486	1,988	7.5%
General and administrative expenses	12,379	13,063	(684)	(5.2)%
	75,183	97,091	(21,908)	(22.6)%
Operating income (loss)	(21,510)	39,355	(60,865)	>(100.0)%
Interest expense	11,004	9,921	1,083	10.9%
Interest income	386	393	(7)	(1.8)%
Income tax expense (benefit)	(11,590)	11,094	(22,684)	>(100.0)%
Net income (loss)	$(20,586)	$19,215	$(39,801)	>(100.0)%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues. Revenues for the three months ended June 30, 2016 decreased by $82.8 million, or 60.7%, to $53.7 million compared to the same period in 2015. Our weighted-average active operating fleet for the three months ended June 30, 2016 and 2015 was 26 and 48 vessels, respectively.
Vessel revenues decreased $82.8 million, or 64.6%, to $45.3 million for the three months ended June 30, 2016 compared to $128.1 million for the same period in 2015. The decrease in vessel revenues was primarily due to soft market conditions worldwide, which led to our decision to stack 31 incremental OSVs on various dates since March 2015. For the three months ended June 30, 2016, we had an average of 41.9 vessels stacked compared to 17.6 vessels stacked in the prior-year quarter. The decrease in vessel revenues were partially offset by $4.5 million in revenues earned from the full or partial-period contribution of four vessels that were placed in service since March 2015 under our fifth OSV newbuild program. Average new generation OSV dayrates were $26,642 for the second quarter of 2016 compared to $28,178 for the same period in 2015, a decrease of $1,536, or 5.5%. Our new generation OSV utilization was 23.9% for the second quarter of 2016 compared to 56.2% for the same period in 2015. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked. Our new generation OSVs incurred 84 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 3,814 days during the second quarter of 2016. Excluding stacked vessel days, our new generation OSV effective utilization was 73.8% and 79.9% for the same periods, respectively. Domestic vessel revenues decreased $44.1 million from the year-ago quarter primarily due to lower dayrates earned by vessels operating in our fleet during the three months ended June 30, 2016 and the stacking of additional vessels since March 2015. Foreign vessel revenues decreased $38.7 million primarily due to an average of 15 OSVs and one MPSV that have relocated to the GoM or have been removed from service on various dates since March 2015. Foreign vessel revenues for the second quarter of 2016 comprised 8.9% of our total revenues compared to 33.4% for the year-ago period.

Non-vessel revenues were $8.4 million for the three months ended June 30, 2016 and 2015, respectively. Non-vessel revenues increased during the three months ended June 30, 2016 due to incremental revenues associated with management services provided to an additional vessel. Such additional revenues were partially offset by lower activity at our shorebase facility.
Operating Expenses. Operating expenses were $34.3 million, a decrease of $23.2 million, or 40.3%, for the three months ended June 30, 2016 compared to $57.5 million for the same period in 2015. Operating expenses decreased primarily due to vessels that we removed from our active fleet count through our stacking strategy since March 2015, which resulted in a substantial reduction in mariner headcount, mariner pay cuts and reductions in other operating expenses. This decrease was partially offset by $3.3 million of operating costs related to the full or partial-period contribution from newbuilds added to our fleet since March 2015. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $135.0 million to $145.0 million for the year ending December 31, 2016. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $28.5 million was $2.0 million, or 7.5%, higher for the three months ended June 30, 2016 compared to the same period in 2015. Depreciation increased by $2.5 million primarily due to the addition of four HOSMAX vessels that were placed in service since March 2015. The depreciation increase was partially offset by a decrease in amortization expense of $0.5 million, which was mainly driven lower by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to increase from current levels as the vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked.
General and Administrative Expense. G&A expenses of $12.4 million, or 23.1% of revenues, was $0.7 million lower during the three months ended June 30, 2016 compared to the same period in 2015. The decrease in G&A expenses was primarily attributable to lower shoreside compensation expense. Shoreside compensation expense was lower due to workforce reductions that were implemented in late 2015 and during the first half of 2016, as well as lower short-term incentive compensation expense. These favorable variances were partially offset by a $1.0 million increase in bad debt reserves.
Operating Income (Loss). Operating income decreased by $60.9 million, or 154.7%, from income of $39.4 million to a loss of $(21.5) million during the three months ended June 30, 2016 compared to the same period in 2015 for the reasons discussed above. Operating loss as a percentage of revenues was (40.1%) for the three months ended June 30, 2016 compared to an operating income margin of 28.8% for the same period in 2015.
Interest Expense. Interest expense of $11.0 million increased $1.1 million during the three months ended June 30, 2016 compared to the same period in 2015, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance under our newbuild program. We recorded $5.1 million of capitalized construction period interest, or roughly 31.7% of our total interest costs, for the second quarter of 2016 compared to $6.1 million, or roughly 38.1% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.4 million during the three months ended June 30, 2016 and 2015. Our average cash balance decreased to $239.2 million for the three months ended June 30, 2016 compared to $259.4 million for the same period in 2015. The average interest rate earned on our invested cash balances was 0.7% and 0.5% during the three months ended June 30, 2016 and 2015, respectively. The decrease in average cash balance was primarily due to outflow associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2016 compared to the prior year period.
Income Tax Expense (Benefit). Our effective tax rate was 36.0% and 36.6% for the three months ended June 30, 2016 and 2015, respectively. The benefit rate for the second quarter of 2016 is less than the tax rate for the second quarter of 2015 due to an amplified effect of our permanent book-tax differences on our smaller pre-tax book income (loss) for 2016 compared to 2015. Our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Income (Loss). Operating performance decreased by $39.8 million for a reported net loss of $(20.6) million for the three months ended June 30, 2016 compared to net income of $19.2 million for the same period during 2015. This decrease in net income for the second quarter of 2016 was primarily driven by lower revenues due to soft market conditions discussed above and the reduction of active vessels in our operating fleet.

Summarized financial information for the six months ended June 30, 2016 and 2015, respectively, is shown below in the following table (in thousands, except percentage changes):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$92,124	$173,907	$(81,783)	(47.0)%
Foreign	21,376	84,340	(62,964)	(74.7)%
	113,500	258,247	(144,747)	(56.0)%
Non-vessel revenues	16,993	12,823	4,170	32.5%
	130,493	271,070	(140,577)	(51.9)%
Operating expenses	74,759	118,962	(44,203)	(37.2)%
Depreciation and amortization	56,926	53,956	2,970	5.5%
General and administrative expenses	21,053	24,955	(3,902)	(15.6)%
	152,738	197,873	(45,135)	(22.8)%
Gain (loss) on sale of assets	(45)	33,056	(33,101)	>(100.0)%
Operating income (loss)	(22,290)	106,253	(128,543)	>(100.0)%
Interest expense	22,068	20,183	1,885	9.3%
Interest income	763	607	156	25.7%
Income tax expense (benefit)	(15,039)	32,531	(47,570)	>(100.0)%
Net income (loss)	$(28,100)	$55,068	$(83,168)	>(100.0)%
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues. Revenues for the six months ended June 30, 2016 decreased by $140.6 million, or 51.9%, to $130.5 million compared to the same period in 2015. Our weighted-average active operating fleet for the six months ended June 30, 2016 and 2015 was 30 and 52 vessels, respectively.
Vessel revenues decreased $144.8 million, or 56.0%, to $113.5 million for the six months ended June 30, 2016 compared to $258.2 million for the same period in 2015. The decrease in vessel revenues primarily resulted from soft market conditions in the GoM, which led to our decision to stack 39 additional OSVs on various dates from December 2014 through June 30, 2016. For the six months ended June 30, 2016, we had an average of 37.8 vessels stacked compared to 13.5 vessels stacked in the prior-year period. This decrease in vessel revenues was partially offset by $11.6 million in revenues earned from the full or partial-period contribution of six vessels that were placed in service under our fifth OSV newbuild program since December 2014. Average new generation OSV dayrates were $25,431 for the first six months of 2016 compared to $27,381 for the same period in 2015, a decrease of $1,950, or 7.1%. Our new generation OSV utilization was 29.5% for the first six months of 2016 compared to 60.5% for the same period in 2015. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during the current-year period. Our new generation OSVs incurred 147 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 6,879 days during the first six months of 2016. Excluding stacked vessel days, our new generation OSV effective utilization was 75.9% and 78.1% during the six months ended June 30, 2016 and 2015, respectively. Domestic vessel revenues decreased $81.8 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our fleet during the six months ended June 30, 2016 and the stacking of vessels since December 2014. Foreign vessel revenues decreased $63.0 million primarily due to an average of 12 OSVs and one MPSV that have relocated to the GoM from foreign regions or have been stacked on various dates since December 2014. Foreign vessel revenues for the first six months of 2016 comprised 18.8% of our total vessel revenues compared to 32.7% for the year-ago period.

Non-vessel revenues increased $4.2 million, 32.5%, to $17.0 million for the six months ended June 30, 2016 compared to $12.8 million for the same period in 2015. The increase in non-vessel revenues is primarily due to incremental revenues associated with management services provided to one additional vessel during 2016 compared to the year-ago period.
Operating Expenses. Operating expenses were $74.8 million, a decrease of $44.2 million, or 37.2%, for the six months ended June 30, 2016 compared to $119.0 million for the same period in 2015. Operating expenses were primarily driven lower by vessels that were removed from our active fleet count since December 2014, which resulted in a substantial reduction in mariner headcount coupled with reductions to mariner pay. This decrease was partially offset by $6.1 million of operating costs related to the full or partial-period contribution from vessels added to our fleet since December 2014.
Depreciation and Amortization. Depreciation and amortization expense of $56.9 million was $3.0 million, or 5.5%, higher for the six months ended June 30, 2016 compared to the same period in 2015. Depreciation increased by $4.7 million primarily due to the contribution of six vessels that were placed in service on various dates since December 2014. The depreciation increase was partially offset by a decrease in amortization expense of $1.7 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked.
General and Administrative Expense. G&A expenses of $21.1 million, or 16.1% of revenues, was $3.9 million lower during the six months ended June 30, 2016 compared to the same period in 2015. The decrease in G&A expenses was primarily due to lower short-term shoreside compensation expense. Shoreside compensation expense was lower due to workforce reductions that were implemented in late 2015 and during the first half of 2016, as well as lower short-term incentive compensation expense. These favorable variances were partially offset by an increase in bad debt reserves.
Gain (Loss) on Sale of Assets. During the first six months of 2016, we sold our last remaining non-core conventional OSV, the Cape Breton, for cash consideration of $420,000. The sale resulted in a pre-tax loss of approximately $(45,000) ($31,000 after-tax or $0.00 per diluted share). During the first six months of 2015, we completed the sale of three 250EDF class OSVs previously chartered to the U.S. Navy for cash consideration of $114.0 million. The sale resulted in a pre-tax gain of approximately $33.1 million ($20.7 million after-tax or $0.57 per diluted share).
Operating Income (Loss). Operating income decreased by $128.5 million, or 121.0%, to a loss of $(22.3) million during the six months ended June 30, 2016 compared to the same period in 2015 for the reasons discussed above. Operating loss as a percentage of revenues was (17.1%) for the six months ended June 30, 2016 compared to an operating income margin of 39.2% for the same period in 2015. Excluding the 2015 gain on sale of assets, our operating income for the first six months of 2015 would have been $73.2 million, or 27.0% of revenues.
Interest Expense. Interest expense of $22.1 million increased $1.9 million during the six months ended June 30, 2016 compared to the same period in 2015, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance under our newbuild program in 2016. During the six months ended June 30, 2016, we recorded $10.1 million of capitalized construction period interest, or roughly 31.4% of our total interest costs, compared to having capitalized $11.9 million, or roughly 37.1% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.8 million during the six months ended June 30, 2016, which was $0.2 million higher compared to the same period in 2015. Our average cash balance decreased to $248.6 million for the six months ended June 30, 2016 compared to $252.7 million for the same period in 2015. The average interest rate earned on our invested cash balances was 0.6% and 0.4% during the six months ended June 30, 2016 and 2015, respectively. The decrease in average cash balance was primarily due to outflow associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2016 compared to the prior year period.

Income Tax Expense (Benefit). Our effective tax rate was 34.9% and 37.1% for the six months ended June 30, 2016 and 2015, respectively. The benefit rate for the first six months of 2016 is less than the tax rate for the first six months of 2015 due to an amplified effect of our permanent book-tax differences on our smaller pre-tax book income (loss) for 2016 compared to 2015. Our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Income (Loss). Operating performance decreased by $83.2 million for a reported net loss of $(28.1) million for the six months ended June 30, 2016 compared to net income of $55.1 million for the same period during 2015. Excluding the gain on sale of assets, net income would have been $34.4 million for the six months ended June 30, 2015. This decrease in net income for the six months ended June 30, 2016 was primarily driven by lower revenues due to soft market conditions discussed above and the reduction of active vessels in our operating fleet.
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2016.
We have reviewed all of our debt agreements, including our recently amended revolving credit facility, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in our current financial position, the strength of our balance sheet and the short- and long-term viability of our business model. To date, our liquidity has been impacted by such volatility through lower than normal cash flow from operations. However, the Company projects that, even with the current depressed operating levels, cash generated from operations together with cash on hand should be sufficient to fund its operations and commitments at least through the end of 2017 without drawing on its revolving credit facility. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. The Company anticipates addressing each of these tranches of debt well in advance of their respective maturities, either by refinancing or otherwise retiring such debt.
As of June 30, 2016, we had total cash and cash equivalents of $224.5 million and an undrawn $300.0 million revolving credit facility. On July 29, 2016, we amended our existing revolving credit facility. The amended facility provides continued access to a reduced level of standby liquidity for working capital and general corporate purposes, including acquisitions, newbuild and conversion programs and other capital expenditures. The borrowing base was reduced from $300.0 million to $200.0 million. The unused commitment fee was increased by 25 basis points for all pricing levels, resulting in a new range of L+225 to L+325. The minimum collateral-to-loan value ratio under the amended facility was restored to its prior level of 200% of the borrowing base, which had been reduced to 150% of the borrowing base when the facility was amended and extended in February 2015. Accordingly, the number of vessels pledged as collateral was increased from 10 OSVs valued in excess of $450 million to 12 OSVs valued in excess of $400 million. None of our remaining assets have been granted as security. The amended credit facility reduces the minimum interest coverage ratio from 3.00x to 1.00x with step-ups to 1.25x in the third quarter of 2018 and 1.50x in the first quarter of 2019 and delays the step-down in the total debt-to-capitalization ratio from 55% to 50% by six quarters to the third quarter of 2018. We have the option of making a one-time election to suspend the interest coverage ratio for a holiday period of no more than four quarters, ending no later than the fourth quarter of 2017, with a single permitted rescission. If the Company elects to exercise the interest coverage holiday, then the borrowing base will be capped at $75 million during the period of the holiday and the LIBOR spreads for funded borrowings will be increased by an additional 50 basis points during and after the holiday. The amended revolving credit facility also limits our cash balance to $50 million at any time the facility is drawn, increases the minimum liquidity (cash and revolver availability) level required for prepayment of our 2019 convertible senior notes, 2020 senior notes, and 2021 senior notes from $100 million to $150 million, and increases the minimum liquidity level required to permit a merger, formation or acquisition of a subsidiary or an investment (other than certain permitted investments) from $20 million to $100 million. For additional information with respect to other changes to our revolving credit facility, please refer to Note 5 of our consolidated financial statements included herein and the First Amendment to Second Amended and Restated Revolving Credit Facility referenced as an exhibit to this Form 10-Q. The full undrawn credit amount of such facility is available for all uses of proceeds, including working capital, if necessary, except during an interest coverage ratio holiday, when the borrowing base will be capped at $75 million. However, if used at all, the primary intended use of the facility would be the potential future acquisition or construction of assets that generate additional EBITDA. If we were not able to maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility would not be available to us.
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock from time to time, $25 million of which was used to buy-back 891,396 shares during the fourth quarter of 2014. There were no such repurchases during the six months ended June 30, 2016. Any future repurchases under this program are expected to be funded from our cash on-hand, cash flow from operations and/or cash proceeds from the divestiture of non-core assets. While we have an authorized share repurchase program, we will continue to prioritize our cash usage appropriate to the current market cycle and our longer term commitments.
Although in current market conditions, we were still able to generate positive cash flows from operations in the second quarter of 2016, events beyond our control, such as sustained low prices for oil and natural gas, a further significant decline in such commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the “Forward Looking Statements” on page ii and the Risk Factors stated in Item 1A of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows in the future. Should the need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $42.2 million for the six months ended June 30, 2016 and $134.7 million for the same period in 2015. Operating cash flows for the first six months of 2016 were unfavorably affected by soft market conditions for our vessels operating worldwide which led to a decline in our weighted average active operating fleet from 52 to 30 vessels.
Investing Activities. Net cash used in investing activities was $79.4 million for the six months ended June 30, 2016 compared to $56.2 million for the same period in 2015. Cash used during the first six months of 2016 consisted of construction costs incurred for our fifth OSV newbuild program. Cash used during the first six months of 2015 consisted of construction costs incurred for our fifth OSV newbuild program partially offset by proceeds from the February 2015 sale of three 250EDF class OSVs to the U.S. Navy.
Financing Activities. Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2016 compared to nominal net cash used in financing activities for the same period in 2015. Net cash provided by financing activities for the six months ended June 30, 2016 consisted of net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plans. Net cash used in financing activities for the six months ended June 30, 2015 primarily resulted from deferred financing costs incurred during 2015 related to the amendment and extension of our existing revolving credit facility offset by net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plans.
Contractual Obligations
Debt
As of June 30, 2016, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $3,484 (1)	$371,516	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $4,595 (1)	445,405	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $36,420 and deferred financing costs of $3,586	259,994	6.23%	2,300	March 1 and September 1
	$1,076,915

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On July 29, 2016, we amended our existing revolving credit facility. The amended revolving credit facility remains undrawn as of August 9, 2016. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to (i) LIBOR plus a margin of 2.25% to 3.25% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined total debt-to-capitalization ratio. For additional information with respect to our amended revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 5 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. Based on our financial ratios for the six months ended June 30, 2016, the full amount of the undrawn borrowing base under our revolving credit facility, as amended July 29, 2016, is available to us for all uses of proceeds, including working capital, if necessary, except during an interest coverage ratio holiday, when the borrowing base will be capped at $75 million. For the six months ended June 30, 2016, we were in compliance with all of our debt covenants. If we do not maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility will not be available to us. However, the recent amendment added greater flexibility under applicable covenants. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the six months ended June 30, 2016 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Six Months Ended June 30, 2016	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$54.5	$1,256.2	$1,335.0	2Q2013-2Q2018

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of August 3, 2016, we had placed 20 vessels in service under such program. The remaining four vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service as follows: two during the third quarter of 2016 and two in 2018.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below, for the six months ended June 30, 2016 and 2015, respectively, and a forecast for the fiscal year ending December 31, 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2016	2015	2016
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$1.1	$3.7	$2.3	$6.3	$4.5
Other vessel capital improvements (2)	2.2	1.8	5.7	4.1	6.3
	3.3	5.5	8.0	10.4	10.8
Other Capital Expenditures
Commercial-related vessel improvements (3)	4.0	12.6	10.9	32.2	15.5
Miscellaneous non-vessel additions (4)	—	10.2	0.3	14.6	0.5
	4.0	22.8	11.2	46.8	16.0
Total	$7.3	$28.3	$19.2	$57.2	$26.8

(1)	Deferred drydocking charges for 2016 include the projected recertification costs for four OSVs and one MPSV.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Commercial-related vessel improvements include items such as cranes, ROVs, helidecks, living quarters and other specialized vessel equipment, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(4)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including sustained or further declines in oil and natural gas prices; a sustained weakening of demand for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, vessel management contracts, or failures to finalize commitments to charter or manage vessels; sustained or further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; industry risks; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; recent disruption in Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; sustained vessel over capacity in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; or fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; or the inability of the Company to refinance or otherwise retire funded debt obligations that come due in 2019, 2020 and 2021. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will effect share repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's recently amended and currently undrawn revolving credit facility. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
"phantom restricted stock units" means cash-settled restricted stock unit awards;
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

10.10	—
First Amendment to Second Amended and Restated Credit Agreement dated as of July 29, 2016 by and among the Company and one of its subsidiaries, Hornbeck Offshore Services, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

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

Hornbeck Offshore Services, Inc.

Date: August 9, 2016	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer