Form 10-Q
period 2016-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2016-11-09
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2016 was 36,374,365.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,461	$259,801
Accounts receivable, net of allowance for doubtful accounts of $2,158 and $2,877, respectively	44,506	91,202
Other current assets	14,071	13,033
Total current assets	284,038	364,036
Property, plant and equipment, net	2,598,244	2,574,661
Deferred charges, net	20,778	35,273
Other assets	10,363	10,446
Total assets	$2,913,423	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,185	$35,742
Accrued interest	13,531	14,795
Accrued payroll and benefits	8,204	11,396
Other accrued liabilities	12,250	23,612
Total current liabilities	47,170	85,545
Long-term debt, net of original issue discount of $33,782 and $41,600 and deferred financing costs of $10,934 and $13,119, respectively	1,080,284	1,070,281
Deferred tax liabilities, net	359,273	381,619
Other liabilities	1,496	808
Total liabilities	1,488,223	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,374 and 35,985 shares issued and outstanding, respectively	364	360
Additional paid-in-capital	751,907	748,041
Retained earnings	657,235	701,838
Accumulated other comprehensive income (loss)	15,694	(4,076)
Total stockholders’ equity	1,425,200	1,446,163
Total liabilities and stockholders’ equity	$2,913,423	$2,984,416

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Vessel revenues	$43,670	$108,308	$157,170	$366,608
Non-vessel revenues	8,257	7,973	25,250	20,743
	51,927	116,281	182,420	387,351
Costs and expenses:
Operating expenses	29,375	54,938	104,134	173,900
Depreciation	23,467	20,958	68,298	61,114
Amortization	4,580	6,392	16,675	20,192
General and administrative expenses	9,031	12,188	30,084	37,143
	66,453	94,476	219,191	292,349
Gain on sale of assets	81	11,004	36	44,060
Operating income (loss)	(14,445)	32,809	(36,735)	139,062
Other income (expense):
Interest income	401	381	1,164	988
Interest expense	(12,820)	(9,712)	(34,888)	(29,895)
Other income	1,592	94	2,048	1,016
	(10,827)	(9,237)	(31,676)	(27,891)
Income (loss) before income taxes	(25,272)	23,572	(68,411)	111,171
Income tax expense (benefit)	(8,769)	9,148	(23,808)	41,679
Net income (loss)	$(16,503)	$14,424	$(44,603)	$69,492
Earnings (loss) per share
Basic earnings (loss) per common share	$(0.45)	$0.40	$(1.23)	$1.95
Diluted earnings (loss) per common share	$(0.45)	$0.40	$(1.23)	$1.92
Weighted average basic shares outstanding	36,338	35,832	36,205	35,723
Weighted average diluted shares outstanding	36,338	36,383	36,205	36,256

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income (loss)	$(16,503)	$14,424	$(44,603)	$69,492
Other comprehensive income:
Foreign currency translation income (loss)	(908)	(2,866)	19,770	(3,120)
Total comprehensive income (loss)	$(17,411)	$11,558	$(24,833)	$66,372

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,603)	$69,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,298	61,114
Amortization	16,675	20,192
Stock-based compensation expense	6,557	7,957
Provision for bad debts	(719)	(697)
Deferred tax expense (benefit)	(21,097)	41,516
Amortization of deferred financing costs	8,131	7,267
Gain on sale of assets	(36)	(44,060)
Changes in operating assets and liabilities:
Accounts receivable	50,321	44,910
Other current and long-term assets	591	1,185
Deferred drydocking charges	(3,214)	(12,034)
Accounts payable	(8,406)	(8,271)
Accrued liabilities and other liabilities	(14,523)	(2,804)
Accrued interest	(1,264)	(1,299)
Net cash provided by operating activities	56,711	184,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(73,198)	(152,415)
Net proceeds from sale of assets	506	152,000
Vessel capital expenditures	(18,706)	(47,460)
Non-vessel capital expenditures	(414)	(15,855)
Net cash used in investing activities	(91,812)	(63,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,102)	(2,089)
Net cash proceeds from other shares issued	732	1,966
Net cash used in financing activities	(370)	(123)
Effects of exchange rate changes on cash	1,131	(3,120)
Net increase (decrease) in cash and cash equivalents	(34,340)	117,495
Cash and cash equivalents at beginning of period	259,801	185,123
Cash and cash equivalents at end of period	$225,461	$302,618
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$38,871	$39,151
Cash paid for income taxes	$2,688	$3,331

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain reclassifications have been made to prior period results to conform to current year presentation.
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
Standards that are not yet adopted
Accounting Standards Update (ASU) No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments"
The standard clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU No. 2016-15 requires retrospective application. Early adoption is permitted.
		January 1, 2018	The Company believes that the implementation of this new guidance will not have a material impact on it consolidated financial statements.

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"	This standard requires measurement and recognition of expected credit losses for financial assets held. Early adoption is permitted.	January 1, 2020	The Company believes that the implementation of this new guidance will not have a material impact on it consolidated financial statements.

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
		January 1, 2019	The Company is evaluating the effect of this new standard on its financial statements and related disclosures.

ASU No. 2014-15, "Presentation of Financial Statements - Going Concern"	The standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern. Early adoption is permitted.	January 1, 2017	The Company believes that the implementation of this new guidance will not have a material impact on it consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(16,503)	$14,424	$(44,603)	$69,492
Weighted average number of shares of common stock outstanding	36,338	35,832	36,205	35,723
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	551	—	533
Weighted average number of dilutive shares of common stock outstanding	36,338	36,383	36,205	36,256
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.45)	$0.40	$(1.23)	$1.95
Diluted earnings (loss) per common share	$(0.45)	$0.40	$(1.23)	$1.92

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 988 and 974 shares of common stock for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the Company had 317 and 326 anti-dilutive stock options, respectively. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(2)
For the three and nine months ended September 30, 2016 and 2015, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(3)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 6 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

4. Property, Plant and Equipment

Asset Impairment Assessment

In accordance with ASC 360, the Company periodically reviews long-lived asset valuations when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its long-lived assets by comparing the projected future undiscounted cash flows associated with the related long-lived asset group over their remaining estimated useful lives. If the sum of the estimated undiscounted cash flows are less than the carrying amounts of the asset group, the assets are written down to their estimated fair values based on the expected discounted future cash flows or appraised values attributable to the assets. The future cash flows are subjective and are based on the Company’s current assumptions regarding future dayrates, utilization, operating expense, G&A expense and recertification costs that could differ from actual results.

During the three months ended June 30, 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purposes of calculating the undiscounted cash flows, the Company groups its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to recover

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the remaining book value of the Company's long-lived assets within such group. During the third quarter of 2016, the Company reviewed the assumptions used in preparing the undiscounted cash flow projections and it concluded that such assumptions remain consistent with current market conditions. In addition, the Company has not observed any additional indicators of impairment related to its vessels during the three months ended September 30, 2016.

Vessel Sales

On March 30, 2016, the Company closed on the sale of its last remaining non-core conventional OSV, the Cape Breton, for cash consideration of $420,000. The sale resulted in a pre-tax loss of approximately $45,000 ($31,000 after-tax or $0.00 per diluted share). During the three months ended September 30, 2016, the Company sold vessel-related equipment for cash consideration of $0.1 million. The sale resulted in a pre-tax gain of approximately $81,000 ($53,000 after-tax or $0.00 per diluted share).

On February 27, 2015, the Company closed on the sale of three 250EDF class OSVs, the HOS Arrowhead, the HOS Eagleview and the HOS Westwind, which were previously chartered to the U.S. Navy, for cash consideration of $114.0 million. The sale resulted in a pre-tax gain of approximately $33.1 million ($20.7 million after-tax or $0.57 per diluted share). On August 28, 2015, the Company closed on the sale of the HOS Black Powder for cash consideration of $38.0 million. The sale resulted in a pre-tax gain of approximately $11.0 million ($6.7 million after-tax or $0.19 per diluted share). These vessels are now managed by the Company for the U.S. Navy.

5. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	September 30, 2016	December 31, 2015
5.875% senior notes due 2020, net of deferred financing costs of $3,255 and $3,944	$371,745	$371,056
5.000% senior notes due 2021, net of deferred financing costs of $4,353 and $5,080	445,647	444,920
1.500% convertible senior notes due 2019, net of original issue discount of $33,782 and $41,600 and deferred financing costs of $3,326 and $4,095	262,892	254,305
Revolving credit facility due 2020	—	—
	$1,080,284	$1,070,281
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility
On July 29, 2016, the Company amended its existing revolving credit facility. The amended facility provides continued access to a reduced level of standby liquidity for working capital and general corporate purposes, including acquisitions, newbuild and conversion programs and other capital expenditures. The changes to the Company’s revolving credit facility were effective July 29, 2016, and commenced with the fiscal quarter ending September 30, 2016. The more significant changes to the facility are noted below:

•	reduce the borrowing base from $300.0 million to $200.0 million;

•	increase the unused commitment fee to 50 basis points for all pricing levels;

•	increase the London Interbank Offered Rate, or LIBOR, spreads on funded borrowings by 25 basis points for all pricing levels;

•
increase the minimum collateral-to-loan value ratio from 150% of the borrowing base to 200% of the borrowing base, which resulted in a decrease in the fair value of collateral pledged from $450.0 million to $400.0 million;

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

•
allow the Company the option of making a one-time election to suspend the interest coverage ratio for a holiday period of no more than four quarters, ending no later than December 31, 2017, with a single permitted rescission. If the Company elects to exercise the interest coverage holiday, then the borrowing base will be capped at $75.0 million during the holiday and the LIBOR spreads for funded borrowings will be increased by an additional 50 basis points during and after the interest coverage holiday;

•	inclusion of an anti-cash hoarding provision that limits the Company's cash balance to no more than $50.0 million at any time during which the revolving credit facility is drawn;

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
reduce the amount of liens permitted to secure debt (other than the Amended Facility) of any loan party from $50.0 million at any one time to $15.0 million, and to prohibit such liens during the interest coverage holiday;

•
condition Restricted Payments, as defined, on pro forma compliance with the interest coverage ratio and the total debt-to-capitalization ratio and compliance with a maximum senior secured leverage ratio of 2-to-1;

•
increase the amount of cash or cash equivalents on deposit or unused availability under the Amended Facility or a combination of both from $20.0 million to $100.0 million and require a maximum senior secured leverage ratio of 2-to-1 in order to permit a loan party to merge with another person, acquire or form a new subsidiary, make an investment (other than in an Investment Entity) or acquire any vessel or other capital assets; and

•
limit sales or other dispositions of property or subsidiaries owning properties, other than inventory, certain equipment or investments in the Investment Entities, to (i) less than twenty percent (20%) of the consolidated net tangible assets of the Company if at the time of such sale or disposition the senior secured leverage ratio is less than or equal to 2-to-1, or (ii) less than ten percent (10%) of the consolidated net tangible assets of the Company if at the time of such sale or disposition the senior secured leverage ratio is greater than 2-to-1.

As of September 30, 2016, there were no amounts drawn under the Company’s $200.0 million revolving credit facility. As of September 30, 2016, the Company was in compliance with all financial covenants required by its revolving credit facility and the full amount of the undrawn borrowing base under the facility was available to the Company for all permissible uses of proceeds, including working capital, if necessary, but subject to the anti-cash hoarding provision described above.
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

	September 30, 2016			December 31, 2015
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$375,000	$371,745	$229,688	$375,000	$371,056	$257,813
5.000% senior notes due 2021	450,000	445,647	258,187	450,000	444,920	308,250
1.500% convertible senior notes due 2019	300,000	262,892	170,445	300,000	254,305	170,340
	$1,125,000	$1,080,284	$658,320	$1,125,000	$1,070,281	$736,403
Capitalized Interest
During the three and nine months ended September 30, 2016, the Company capitalized approximately $4.2 million and $14.3 million, respectively, of interest costs related to the construction of vessels. During the three and nine months ended September 30, 2015, the Company capitalized approximately $6.3 million and $18.2 million, respectively, of interest costs related to the construction of vessels.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of September 30, 2016, the Company has granted awards covering 4.4 million shares of common stock under such plan.
During the nine months ended September 30, 2016, the Company granted phantom restricted stock units, time-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Performance-based phantom restricted stock units		X
Time-based phantom restricted stock units		X	X
Time-based restricted stock units		X	X
Fully-vested common stock	X
The shares to be received under the performance-based phantom restricted stock units are calculated based on the Company's performance compared to three pre-determined criteria, as defined by the phantom restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company's performance. During the nine months ended September 30, 2016, the Company granted 396,369 time-based restricted stock units, 467,272 time-based and 522,402 performance based phantom restricted stock units and 139,133 shares of fully-vested common stock.
The fair value of the Company’s performance-based restricted stock units and phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition, all phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2016, the Company granted performance-based and time-based restricted stock units and phantom stock units in prior years. During the nine months ended September 30, 2016, the Company issued 389,355 shares, in the aggregate, of stock due to: 1) vestings of restricted stock units, 2) employee purchases under the Company's Employee Stock Purchase Plan and 3) the issuance of fully-vested common stock.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income before taxes	$2,341	$3,183	$6,557	$7,957
Net income	$1,529	$1,948	$4,275	$4,973
Earnings per common share:
Basic earnings per common share	$0.04	$0.05	$0.12	$0.14
Diluted earnings per common share	$0.04	$0.05	$0.12	$0.14

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies
Vessel Construction
In February 2016, the Company announced plans to enhance the marketability of the four remaining 310 class MPSVs. The first two of those MPSVs, which were delivered in the third quarter of 2016, were enhanced by increasing the berthing capacity, expanding the cargo-carrying capabilities and expanding the work area for ROVs. The functionality of the second two MPSVs, which are still under construction, will be increased by adding a 60-foot mid-body plug, installation of an additional crane, increasing the berthing capacity, expanding the cargo-carrying capacities and expanding the work areas for ROVs. These latter two MPSVs have been upgraded to a 400 class designation. The incremental aggregate cost of these four conversions and construction change orders will be approximately $70.0 million.
In August 2016, the Company announced that it had reached an agreement with the shipyard to postpone the delivery of the final two 400 class MPSVs to be delivered under this program to the first and second quarters of 2018 without any additional cost to the Company. In addition, the payment terms for the remainder of the contract were adjusted to shift $43.3 million of construction milestone draws from the remainder of 2016 and 2017 into 2018. The Company's fifth OSV newbuild program consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs.
As of September 30, 2016, the Company had placed 22 vessels in service under such program. The aggregate cost of the Company's fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,335.0 million, of which $6.9 million, $21.8 million, and $43.3 million are expected to be incurred in the remainder of 2016, 2017, and 2018, respectively. From the inception of this program through September 30, 2016, the Company had incurred $1,263.0 million, or 94.6%, of total expected project costs.
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
Vessel charters with Petrobras included limitations regarding fuel consumption. Petrobras has asserted claims against the Company relating to excess fuel consumption in 2010 and 2011. The Company’s exposure for these assessments, net of amounts accrued, is in the range of approximately $0.5 million to $3.0 million. The Company disagrees with a majority of these assessments. During the second quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims. Subsequent to this ruling, Petrobras has filed and been denied multiple appeals. Petrobras has the ability to request a final review of the case by the Supreme Court. While the Company cannot currently estimate the amounts or timing of the resolution of these

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

matters, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company. As a result, this assignment has been interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million. The Company disagrees with this interpretation and related assessment. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision has been appealed to another court. As of September 30, 2016, these potential duties have not been assessed or recorded in its financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2012, a customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code, which was subsequently converted to a Chapter 7 case. Pre-petition receivables from ATP are $4.8 million and the Company has recorded $0.9 million in reserves. The Company believes its claim is secured under the Louisiana Oil Well Lien Act. A legal challenge related to the Company's liens has been raised in the bankruptcy proceedings by parties whose interests are affected by the liens. The Company, together with its outside legal counsel, believe its lien position is valid, but the Bankruptcy Court has disagreed. The matter is now being reviewed by the federal district court in Houston, Texas. An unfavorable final judgment would render the Company's position to that of an unsecured creditor in the bankruptcy proceeding. While the Company believes that the net receivables are collectible, it will continue to monitor the proceedings, which may result in actual collections that may materially differ from the current estimate.

8. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued lease expense	$4,659	$4,339
Deferred revenue	1,158	5,734
Current taxes payable	892	3,958
Other	5,541	9,581
Total	$12,250	$23,612

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, the condensed consolidating statement of operations and the condensed consolidating statement of comprehensive income (loss) for the three and nine months ended September 30, 2016 and the condensed consolidating statement of cash flows for the nine months ended September 30, 2016 for the domestic subsidiaries of the Company that serve as guarantors of the Company's 2019 convertible senior notes, 2020 senior notes and 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes and 2021 senior notes are 100% owned by the Company. The guarantees are full and unconditional and joint and several and prior to the fourth quarter of 2015, all of the Company's non-guarantor subsidiaries were minor as defined in the Securities and Exchange Commission regulations. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17	$216,126	$9,318	$—	$225,461
Accounts receivable, net of allowance for doubtful accounts of $2,158	—	38,463	9,612	(3,569)	44,506
Other current assets	38	13,503	530	—	14,071
Total current assets	55	268,092	19,460	(3,569)	284,038
Property, plant and equipment, net	—	2,473,049	125,195	—	2,598,244
Deferred charges, net	2,791	17,244	743	—	20,778
Intercompany receivable	1,722,917	200,182	85,683	(2,008,782)	—
Investment in subsidiaries	775,816	8,602	—	(784,418)	—
Other assets	1,743	6,320	2,300	—	10,363
Total assets	$2,503,322	$2,973,489	$233,381	$(2,796,769)	$2,913,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$12,737	$5,600	$(5,152)	$13,185
Accrued interest	13,531	—	—	—	13,531
Accrued payroll and benefits	—	7,367	837	—	8,204
Other accrued liabilities	—	10,891	1,503	(144)	12,250
Total current liabilities	13,531	30,995	7,940	(5,296)	47,170
Long-term debt, net of original issue discount of $33,782 and deferred financing costs of $10,934	1,080,284	—	—	—	1,080,284
Deferred tax liabilities, net	—	359,273	—	—	359,273
Intercompany payables	—	1,794,147	221,510	(2,015,657)	—
Other liabilities	—	1,496	—	—	1,496
Total liabilities	1,093,815	2,185,911	229,450	(2,020,953)	1,488,223
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,374 shares issued and outstanding	364	—	—	—	364
Additional paid-in capital	751,908	37,978	8,601	(46,580)	751,907
Retained earnings	657,235	749,450	(20,214)	(729,236)	657,235
Accumulated other comprehensive loss	—	150	15,544	—	15,694
Total stockholders’ equity	1,409,507	787,578	3,931	(775,816)	1,425,200
Total liabilities and stockholders’ equity	$2,503,322	$2,973,489	$233,381	$(2,796,769)	$2,913,423

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10	$252,651	$7,140	$—	$259,801
Accounts receivable, net of allowance for doubtful accounts of $2,877	—	41,963	54,416	(5,177)	91,202
Other current assets	12	12,955	66	—	13,033
Total current assets	22	307,569	61,622	(5,177)	364,036
Property, plant and equipment, net	—	2,472,367	102,294	—	2,574,661
Deferred charges, net	3,198	56,022	27,362	(51,309)	35,273
Intercompany receivable	1,751,046	186,054	59,413	(1,996,513)	—
Investment in subsidiaries	785,472	8,602	—	(794,074)	—
Other assets	1,743	6,648	2,055	—	10,446
Total assets	$2,541,481	$3,037,262	$252,746	$(2,847,073)	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$34,214	$7,519	$(5,991)	$35,742
Accrued interest	14,795	—	—	—	14,795
Accrued payroll and benefits	—	10,944	452	—	11,396
Other accrued liabilities	—	16,989	6,623	—	23,612
Total current liabilities	14,795	62,147	14,594	(5,991)	85,545
Long-term debt, net of original issue discount of $41,600 and deferred financing costs of $13,119	1,070,281	—	—	—	1,070,281
Deferred tax liabilities, net	—	381,619	—	—	381,619
Intercompany payables	6,164	1,801,830	247,615	(2,055,609)	—
Other liabilities	—	808	—	—	808
Total liabilities	1,091,240	2,246,404	262,209	(2,061,600)	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,985 shares issued and outstanding	360	—	—	—	360
Additional paid-in capital	748,043	37,978	8,602	(46,582)	748,041
Retained earnings	701,838	752,761	(13,870)	(738,891)	701,838
Accumulated other comprehensive loss	—	119	(4,195)	—	(4,076)
Total stockholders’ equity	1,450,241	790,858	(9,463)	(785,473)	1,446,163
Total liabilities and stockholders’ equity	$2,541,481	$3,037,262	$252,746	$(2,847,073)	$2,984,416

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$50,798	$1,467	$(338)	$51,927
Costs and expenses:
Operating expenses	—	26,282	3,414	(321)	29,375
Depreciation	—	22,188	1,279	—	23,467
Amortization	—	4,269	311	—	4,580
General and administrative expenses	36	7,542	1,468	(15)	9,031
	36	60,281	6,472	(336)	66,453
Gain on sale of assets	—	81	—	—	81
Operating loss	(36)	(9,402)	(5,005)	(2)	(14,445)
Other income (expense):
Interest income	—	259	142	—	401
Interest expense	(12,820)	—	—	—	(12,820)
Equity in earnings (losses) of consolidated subsidiaries	(3,647)	—	—	3,647	—
Other income (expense), net	—	(790)	2,381	1	1,592
	(16,467)	(531)	2,523	3,648	(10,827)
Income (loss) before income taxes	(16,503)	(9,933)	(2,482)	3,646	(25,272)
Income tax benefit	—	(7,279)	(1,490)	—	(8,769)
Net income (loss)	$(16,503)	$(2,654)	$(992)	$3,646	$(16,503)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(16,503)	$(2,654)	$(992)	$3,646	$(16,503)
Other comprehensive income:
Foreign currency translation loss	—	(3)	(905)	—	(908)
Total comprehensive income (loss)	$(16,503)	$(2,657)	$(1,897)	$3,646	$(17,411)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$171,034	$9,386	$2,000	$182,420
Costs and expenses:
Operating expenses	—	89,666	12,525	1,943	104,134
Depreciation	—	65,040	3,258	—	68,298
Amortization	—	15,671	1,004	—	16,675
General and administrative expenses	148	26,978	2,901	57	30,084
	148	197,355	19,688	2,000	219,191
Gain on sale of assets	—	36	—	—	36
Operating loss	(148)	(26,285)	(10,302)	—	(36,735)
Other income (expense):
Interest income	—	732	432	—	1,164
Interest expense	(34,886)	—	(2)	—	(34,888)
Equity in earnings of consolidated subsidiaries	(9,655)	—	—	9,655	—
Other income (expense), net	—	(560)	2,523	85	2,048
	(44,541)	172	2,953	9,740	(31,676)
Income (loss) before income taxes	(44,689)	(26,113)	(7,349)	9,740	(68,411)
Income tax benefit	—	(22,803)	(1,005)	—	(23,808)
Net income (loss)	$(44,689)	$(3,310)	$(6,344)	$9,740	$(44,603)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(44,689)	$(3,310)	$(6,344)	$9,740	$(44,603)
Other comprehensive income:
Foreign currency translation gain	—	31	19,739	—	19,770
Total comprehensive income (loss)	$(44,689)	$(3,279)	$13,395	$9,740	$(24,833)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$377	$54,277	$2,057	$—	$56,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(72,584)	(614)	—	(73,198)
Net proceeds from sale of assets	—	506	—	—	506
Vessel capital expenditures	—	(18,282)	(424)	—	(18,706)
Non-vessel capital expenditures	—	(473)	59	—	(414)
Net cash used in investing activities	—	(90,833)	(979)	—	(91,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,102)	—	—	—	(1,102)
Net cash proceeds from other shares issued	732	—	—	—	732
Net cash used in financing activities	(370)	—	—	—	(370)
Effects of exchange rate changes on cash	—	31	1,100	—	1,131
Net increase (decrease) in cash and cash equivalents	7	(36,525)	2,178	—	(34,340)
Cash and cash equivalents at beginning of period	10	252,651	7,140	—	259,801
Cash and cash equivalents at end of period	$17	$216,126	$9,318	$—	$225,461
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$38,871	$—	$—	$—	$38,871
Cash paid for income taxes	$—	$484	$2,204	$—	$2,688

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
General

During the first nine months of 2016, oil prices averaged $41 per barrel. The drop in oil price, since October 2014, is due to surplus oil, driven in part by a significant rise in U.S. shale oil production, as well as other previously unavailable sources of supply, coupled with Organization of the Petroleum Exporting Countries, or OPEC, suppliers in the Middle East and Russia not reducing their output. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. As a result of lower oil prices, major and independent oil companies with deepwater operations have significantly reduced their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal issue facing the industry is the ultimate duration of the current downturn. While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Even in light of the currently reduced level of EBITDA generation, our cash on hand provides a healthy cushion for the foreseeable future. However, we do not believe that our current cash on hand, revolving credit availability and cash generated from operations under current market conditions will be sufficient to repay all three tranches of our $1,125.0 million of face value in funded debt that begins to mature in September 2019. We are proactively considering various ways to address these maturities well in advance and have retained the advisory firm of PricewaterhouseCoopers Corporate Finance, LLC to advise us in this effort.
In the GoM, nine high-spec OSVs have been delivered into the domestic market during 2016, including one of our own. We expect an additional 13 high-spec OSVs to be delivered into domestic service through 2018. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 207 of such vessels by the end of 2018. In the market place, we continue to observe operators shortening or canceling rig contracts, which we believe will further reduce demand for vessels. During the third quarter of 2016, there was an average of roughly 38 floating rigs available in the GoM, while an average of 22.6 were working. This average active rig count decreased 4.8 and 14.8 rigs from the sequential and prior-year quarters, respectively. As of November 2, 2016, there were 37 rigs available and 24 were working. However, five floating rigs have contracts that will expire during the remainder of 2016. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We expect two new rigs to arrive in the GoM during the fourth quarter of 2016. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin. Given these market conditions, we anticipate our average dayrates and utilization levels will continue to be depressed. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We feel that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve.
In recognition of these weak market conditions, we stacked 45 OSVs on various dates from October 2014 through September 2016. Post quarter-end, we have stacked an additional new generation OSV to date and we currently plan to stack two more vessels during the fourth quarter of 2016. These 48 stacked vessels represent 71% of our current OSV and MPSV vessel headcount and 54% of our fleetwide total deadweight tonnage. By stacking vessels, we have significantly reduced and expect to continue reducing our cash outlays and lower our risk profile; however, we will also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our current active fleet of 24 vessels in the market and to accept contracts at the best available terms even if such contracts are below our cash break even cost of operations.
In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the Mexican deepwater GoM given the current oil price environment. PEMEX budget reductions have resulted in contract cancellations and drastically curtailed the number of our vessels operating in Mexico from 2015 levels. In the nine months ended September 30, 2016, six of our Mexican-flagged vessels were stacked. Nevertheless, we consider Mexico to be a long-term market for our services, especially in light of energy reforms expected to be carried out there. Despite current oil prices, 26 companies have been pre-approved as bidders for the first Mexican deepwater lease auction, which is scheduled to occur in December 2016. We continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there.
In Brazil, Petrobras has moved towards an "all Brazilian flag" vessel fleet, which has limited opportunities in Brazil for foreign-flagged vessels, except where highly specialized services are required. In January 2016, we placed one of our newbuild HOSMAX 310 class OSVs into Brazilian registry and have imported the vessel into Brazil. In October 2016, Brazil enacted new legislation that will allow international oil companies to participate as an operator of pre-salt offshore developments, reversing a policy that reserved these properties to Petrobras exclusively. By doing so, the Brazilian government has created the possibility that foreign operators might spur additional activity that has been dampened by low oil prices and Petrobras' difficulties.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for eight foreign-flagged new generation OSVs, one foreign-flagged well-stimulation vessel and two foreign-flagged MPSVs. As of September 30, 2016, our 17 active new generation OSVs, eight MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	18
Other U.S. coastlines (1)	6
24
Foreign
Brazil	1
Mexico	1
Middle East	1
Other Latin America	2
5
Total Vessels (2)	29

(1)	Includes two owned vessels and four managed vessels supporting the military.

(2)	Excluded from this table are 45 new generation OSVs that were stacked as of September 30, 2016.
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
During the three months ended June 30, 2016, we identified indicators of impairment relating to our vessels. As required by current accounting guidance, we calculated the probability-weighted undiscounted cash flows for each of our asset groups over their respective remaining useful lives. The total of the probability-weighted undiscounted cash flows was greater than the net book values of our asset groups and, therefore, we concluded that we did not have an impairment to our long-lived assets as of June 30, 2016. See Note 4 to our consolidated financial statements included herein for further discussion. We have not observed any additional indicators of impairment related to our vessels subsequent to June 30, 2016. We will continue to closely monitor market conditions and potential impairment indicators as long as this market downturn persists.
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our new generation OSVs and the average number and size of vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, our shore-base facility and vessel management services, including the four vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income-generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs can have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our eight MPSVs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Offshore Supply Vessels:
Average number of new generation OSVs (1)	62.0	59.6	61.9	60.1
Average number of active new generation OSVs (2)	17.9	41.5	22.0	45.0
Average new generation OSV fleet capacity (DWT)	221,629	205,734	220,885	205,467
Average new generation OSV capacity (DWT)	3,575	3,451	3,570	3,419
Average new generation OSV utilization rate (3)	22.0%	50.3%	27.0%	57.1%
Effective new generation OSV utilization rate (4)	76.3%	72.2%	76.0%	76.2%
Average new generation OSV dayrate (5)	$25,639	$25,699	$25,488	$26,885
Effective dayrate (6)	$5,641	$12,927	$6,882	$15,351

(1)
We owned 62 new generation OSVs as of September 30, 2016. Excluded from this data are eight MPSVs owned and operated by the Company as well as four vessels managed for the U.S. Navy. During the first nine months of 2016, we placed in service two 310 class OSVs, the HOS Briarwood and the HOS Brass Ring.

(2)
In response to weak market conditions, we elected to stack 45 new generation OSVs on various dates from October 2014 through September 2016. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

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
The following table provides the detailed components of EBITDA as we define that term for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of EBITDA:
Net income (loss)	$(16,503)	$14,424	$(44,603)	$69,492
Interest, net
Debt obligations	12,820	9,712	34,888	29,895
Interest income	(401)	(381)	(1,164)	(988)
Total interest, net	12,419	9,331	33,724	28,907
Income tax expense (benefit)	(8,769)	9,148	(23,808)	41,679
Depreciation	23,467	20,958	68,298	61,114
Amortization	4,580	6,392	16,675	20,192
EBITDA	$15,194	$60,253	$50,286	$221,384
The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
EBITDA Reconciliation to GAAP:
EBITDA	$15,194	$60,253	$50,286	$221,384
Cash paid for deferred drydocking charges	(897)	(5,725)	(3,214)	(12,034)
Cash paid for interest	(13,784)	(13,879)	(38,871)	(39,151)
Cash paid for taxes	(446)	(1,447)	(2,688)	(3,331)
Changes in working capital	13,711	18,115	45,396	54,400
Stock-based compensation expense	2,341	3,183	6,557	7,957
Gain on sale of assets	(81)	(11,004)	(36)	(44,060)
Changes in other, net	(1,573)	223	(719)	(697)
Net cash flows provided by operating activities	$14,465	$49,719	$56,711	$184,468
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

The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense	$2,341	$3,183	$6,557	$7,957
Interest income	401	381	1,164	988
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

Summarized financial information for the three months ended September 30, 2016 and 2015, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$34,978	$72,734	$(37,756)	(51.9)%
Foreign	8,692	35,574	(26,882)	(75.6)%
	43,670	108,308	(64,638)	(59.7)%
Non-vessel revenues	8,257	7,973	284	3.6%
	51,927	116,281	(64,354)	(55.3)%
Operating expenses	29,375	54,938	(25,563)	(46.5)%
Depreciation and amortization	28,047	27,350	697	2.5%
General and administrative expenses	9,031	12,188	(3,157)	(25.9)%
	66,453	94,476	(28,023)	(29.7)%
Gain on sale of assets	81	11,004	(10,923)	(99.3)%
Operating income (loss)	(14,445)	32,809	(47,254)	>(100.0)%
Interest expense	12,820	9,712	3,108	32.0%
Interest income	401	381	20	5.2%
Income tax expense (benefit)	(8,769)	9,148	(17,917)	>(100.0)%
Net income (loss)	$(16,503)	$14,424	$(30,927)	>(100.0)%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues. Revenues for the three months ended September 30, 2016 decreased by $64.4 million, or 55.3%, to $51.9 million compared to the same period in 2015. Our weighted-average active operating fleet for the three months ended September 30, 2016 and 2015 was 25 and 48 vessels, respectively.
Vessel revenues decreased $64.6 million, or 59.7%, to $43.7 million for the three months ended September 30, 2016 compared to $108.3 million for the same period in 2015. The decrease in vessel revenues was primarily due to soft market conditions worldwide, which led to our decision to stack 28 incremental OSVs on various dates since June 2015. For the three months ended September 30, 2016, we had an average of 44.1 vessels stacked compared to 18.1 vessels stacked in the prior-year quarter. The decrease in vessel revenues was partially offset by $3.0 million in revenues earned from the full or partial-period contribution of five vessels that were placed in service since June 2015 under our fifth OSV newbuild program. Average new generation OSV dayrates were $25,639 for the third quarter of 2016 compared to $25,699 for the same period in 2015. Our new generation OSV utilization was 22.0% for the third quarter of 2016 compared to 50.3% for the same period in 2015. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked. Our new generation OSVs were stacked for an aggregate of 4,060 days during the third quarter of 2016. Excluding stacked vessel days, our new generation OSV effective utilization was 76.3% and 72.2% for the same periods, respectively. Domestic vessel revenues decreased $37.8 million from the year-ago quarter primarily due to lower dayrates earned by vessels operating in our fleet during the three months ended September 30, 2016 and the stacking of additional vessels since June 2015. Foreign vessel revenues decreased $26.9 million primarily due to an average of 12 OSVs and one MPSV that have relocated to the GoM or have been removed from service on various dates since June 2015. Foreign vessel revenues for the third quarter of 2016 comprised 19.9% of our total revenues compared to 32.8% for the year-ago period.

Non-vessel revenues increased $0.3 million, or 3.6%, to $8.3 million for the three months ended September 30, 2016 compared to $8.0 million for the same period in 2015. This increase is due to incremental revenues associated with management services provided to an additional third-party vessel during the three months ended September 30, 2016. Such additional revenues were partially offset by lower activity at our shorebase facility.
Operating Expenses. Operating expenses were $29.4 million, a decrease of $25.6 million, or 46.5%, for the three months ended September 30, 2016 compared to $54.9 million for the same period in 2015. Operating expenses decreased primarily due to vessels that we removed from our active fleet count through our stacking strategy since June 2015, which resulted in a substantial reduction in mariner headcount, mariner pay cuts and reductions in other operating expenses. This decrease was partially offset by $3.7 million of operating costs related to the full or partial-period contribution from newbuilds added to our fleet since June 2015. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $133.0 million to $138.0 million for the year ending December 31, 2016. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $28.0 million was $0.7 million, or 2.5%, higher for the three months ended September 30, 2016 compared to the same period in 2015. Depreciation increased by $2.5 million primarily due to the addition of five vessels that were placed in service under our fifth OSV newbuild program since June 2015. The depreciation increase was partially offset by a decrease in amortization expense of $1.8 million, which was mainly driven lower by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to increase from current levels as the vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked.
General and Administrative Expense. G&A expense of $9.0 million, or 17.4% of revenues, was $3.2 million lower during the three months ended September 30, 2016 compared to the same period in 2015. The decrease in G&A expense was primarily attributable to lower shoreside compensation expense and to a lesser extent a decrease in bad debt reserves. Shoreside compensation expense was lower due to workforce reductions that were implemented in late 2015 and during the first nine months of 2016, as well as lower long-term and short-term incentive compensation expense.
Gain on Sale of Assets. During the three months ended September 30, 2016, we sold vessel-related equipment for cash consideration of $0.1 million. The sale resulted in a pre-tax gain of approximately $81,000 ($53,000 after-tax or $0.00 per diluted share). During the three months ended September 30, 2015, we completed the sale of one 250EDF class OSV, the HOS Black Powder, to the U.S. Navy for cash consideration of $38.0 million. The sale resulted in a pre-tax gain of approximately $11.0 million ($6.7 million after-tax or $0.19 per diluted share).
Operating Income (Loss). Operating income decreased by $47.3 million, or 144.0%, from income of $32.8 million to a loss of $(14.4) million during the three months ended September 30, 2016 compared to the same period in 2015 for the reasons discussed above. Operating loss as a percentage of revenues was (27.8%) for the three months ended September 30, 2016 compared to an operating income margin of 28.2% for the same period in 2015.
Interest Expense. Interest expense of $12.8 million increased $3.1 million during the three months ended September 30, 2016 compared to the same period in 2015, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance under our nearly completed newbuild program. We recorded $4.2 million of capitalized construction period interest, or roughly 24.7% of our total interest costs, for the third quarter of 2016 compared to $6.3 million, or roughly 39.4% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.4 million during each of the three months ended September 30, 2016 and 2015. Our average cash balance decreased to $230.1 million for the three months ended September 30, 2016 compared to $289.0 million for the same period in 2015. The average interest rate earned on our invested cash balances was 0.7% and 0.5% during the three months ended September 30, 2016 and 2015, respectively. The decrease in average cash balance was primarily due to outflow associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2016 compared to the prior year period.
Income Tax Expense (Benefit). Our effective tax rate was (34.7)% and 38.8% for the three months ended September 30, 2016 and 2015, respectively. Our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. We expect our tax rate for fiscal 2016 to be a benefit between (40)% and (45)%, due to a favorable election to be included in our 2015 tax return when filed, but will revert to our historical rate of approximately 35% for fiscal 2017.
Net Income (Loss). Operating performance decreased by $30.9 million for a reported net loss of $(16.5) million for the three months ended September 30, 2016 compared to net income of $14.4 million for the same period during 2015. Excluding the gain on sale of assets, net income would have been $7.7 million for the three months ended September 30, 2015. This year-over-year decrease in net income for the third quarter of 2016 was primarily driven by lower revenues due to soft market conditions discussed above and the reduction of active vessels in our operating fleet.

Summarized financial information for the nine months ended September 30, 2016 and 2015, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$127,102	$246,694	$(119,592)	(48.5)%
Foreign	30,068	119,914	(89,846)	(74.9)%
	157,170	366,608	(209,438)	(57.1)%
Non-vessel revenues	25,250	20,743	4,507	21.7%
	182,420	387,351	(204,931)	(52.9)%
Operating expenses	104,134	173,900	(69,766)	(40.1)%
Depreciation and amortization	84,973	81,306	3,667	4.5%
General and administrative expenses	30,084	37,143	(7,059)	(19.0)%
	219,191	292,349	(73,158)	(25.0)%
Gain (loss) on sale of assets	36	44,060	(44,024)	(99.9)%
Operating income (loss)	(36,735)	139,062	(175,797)	>(100.0)%
Interest expense	34,888	29,895	4,993	16.7%
Interest income	1,164	988	176	17.8%
Income tax expense (benefit)	(23,808)	41,679	(65,487)	>(100.0)%
Net income (loss)	$(44,603)	$69,492	$(114,095)	>(100.0)%
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues. Revenues for the nine months ended September 30, 2016 decreased by $204.9 million, or 52.9%, to $182.4 million compared to the same period in 2015. Our weighted-average active operating fleet for the nine months ended September 30, 2016 and 2015 was 28 and 51 vessels, respectively.
Vessel revenues decreased $209.4 million, or 57.1%, to $157.2 million for the nine months ended September 30, 2016 compared to $366.6 million for the same period in 2015. The decrease in vessel revenues primarily resulted from soft market conditions in the GoM, which led to our decision to stack 40 additional OSVs on various dates from December 2014 through September 30, 2016. For the nine months ended September 30, 2016, we had an average of 39.9 vessels stacked compared to 15.1 vessels stacked in the prior-year period. This decrease in vessel revenues was partially offset by $13.3 million in revenues earned from the full or partial-period contribution of eight vessels that were placed in service under our fifth OSV newbuild program since December 2014. Average new generation OSV dayrates were $25,488 for the first nine months of 2016 compared to $26,885 for the same period in 2015, a decrease of $1,397, or 5.2%. Our new generation OSV utilization was 27.0% for the first nine months of 2016 compared to 57.1% for the same period in 2015. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during the current-year period. Our new generation OSVs incurred 147 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 10,939 days during the first nine months of 2016. Excluding stacked vessel days, our new generation OSV effective utilization was 76.0% and 76.2% during the nine months ended September 30, 2016 and 2015, respectively. Domestic vessel revenues decreased $119.6 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our fleet during the nine months ended September 30, 2016 and the stacking of vessels since December 2014. Foreign vessel revenues decreased $89.8 million primarily due to an average of 12 OSVs and one MPSV that have relocated to the GoM from foreign regions or have been stacked on various dates since December 2014. Foreign vessel revenues for the first nine months of 2016 comprised 19.1% of our total vessel revenues compared to 32.7% for the year-ago period.

Non-vessel revenues increased $4.5 million, 21.7%, to $25.3 million for the nine months ended September 30, 2016 compared to $20.7 million for the same period in 2015. The increase in non-vessel revenues is primarily due to incremental revenues associated with management services provided to one additional third-party vessel during 2016 compared to the year-ago period.
Operating Expenses. Operating expenses were $104.1 million, a decrease of $69.8 million, or 40.1%, for the nine months ended September 30, 2016 compared to $173.9 million for the same period in 2015. Operating expenses were primarily driven lower by vessels that were removed from our active fleet count since December 2014, which resulted in a substantial reduction in mariner headcount coupled with reductions to mariner pay. This decrease was partially offset by $9.9 million of operating costs related to the full or partial-period contribution from vessels added to our fleet since December 2014.
Depreciation and Amortization. Depreciation and amortization expense of $85.0 million was $3.7 million, or 4.5%, higher for the nine months ended September 30, 2016 compared to the same period in 2015. Depreciation increased by $7.2 million primarily due to the contribution of eight vessels that were placed in service on various dates since December 2014. The depreciation increase was partially offset by a decrease in amortization expense of $3.5 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to continue to increase from current levels as the vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked.
General and Administrative Expense. G&A expense of $30.1 million, or 16.5% of revenues, was $7.1 million lower during the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in G&A expense was primarily due to lower short-term and long-term shoreside compensation expense. Shoreside compensation expense was lower due to workforce reductions that were implemented in late 2015 and during the first nine months of 2016, as well as lower short-term incentive compensation expense. These favorable variances were partially offset by a $0.9 million increase in bad debt reserves.
Gain (Loss) on Sale of Assets. During the first nine months of 2016, we sold our last remaining non-core conventional OSV, the Cape Breton, and certain vessel-related equipment for an aggregate cash consideration of $0.5 million. These sales resulted in a pre-tax gain of approximately $36,000 ($23,000 after-tax or $0.00 per diluted share). During the first nine months of 2015, we completed the sale of four 250EDF class OSVs previously chartered to the U.S. Navy for cash consideration of $152.0 million. The sale resulted in a pre-tax gain of approximately $44.1 million ($27.6 million after-tax or $0.76 per diluted share).
Operating Income (Loss). Operating income decreased by $175.8 million, or 126.4%, to a loss of $(36.7) million during the nine months ended September 30, 2016 compared to the same period in 2015 for the reasons discussed above. Operating loss as a percentage of revenues was (20.1%) for the nine months ended September 30, 2016 compared to an operating income margin of 35.9% for the same period in 2015. Excluding the 2015 gain on sale of assets, our operating income for the first nine months of 2015 would have been $95.0 million, or 24.5% of revenues.
Interest Expense. Interest expense of $34.9 million increased $5.0 million during the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance under our newbuild program in 2016. During the nine months ended September 30, 2016, we recorded $14.3 million of capitalized construction period interest, or roughly 29.1% of our total interest costs, compared to having capitalized $18.2 million, or roughly 37.8% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $1.2 million during the nine months ended September 30, 2016, which was $0.2 million higher compared to the same period in 2015. Our average cash balance decreased to $242.7 million for the nine months ended September 30, 2016 compared to $266.0 million for the same period in 2015. The average interest rate earned on our invested cash balances was 0.6% and 0.5% during the nine months ended September 30, 2016 and 2015, respectively. The decrease in average cash balance was primarily due to outflow associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2016 compared to the prior-year period.

Income Tax Expense (Benefit). Our effective tax rate was (34.8)% and 37.5% for the nine months ended September 30, 2016 and 2015, respectively. Our income tax expense primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. We expect our tax rate for fiscal 2016 to be a benefit between (40)% and (45)%, due to a favorable election to be included in our 2015 tax return when filed, but will revert to our historical rate of approximately 35% for fiscal 2017.
Net Income (Loss). Operating performance decreased by $114.1 million for a reported net loss of $(44.6) million for the nine months ended September 30, 2016 compared to net income of $69.5 million for the same period during 2015. Excluding the gain on sale of assets, net income would have been $41.9 million for the nine months ended September 30, 2015. This decrease in net income for the nine months ended September 30, 2016 was primarily driven by lower revenues due to soft market conditions discussed above and the reduction of active vessels in our operating fleet.
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2016 and into 2017.
We have reviewed all of our debt agreements, including our recently amended revolving credit facility, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the short- and long-term viability of our business model. To date, our liquidity has been impacted by such volatility through lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on hand should be sufficient to fund our operations and commitments at least through the end of 2017, the end of our current guidance period, without drawing on our revolving credit facility. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise. Accordingly, we have engaged the advisory firm of PricewaterhouseCoopers Corporate Finance, LLC to begin the process of independently reviewing our capital structure and assessing our strategic options.
As of September 30, 2016, we had total cash and cash equivalents of $225.5 million. On July 29, 2016, we amended our existing revolving credit facility and as of November 9, 2016 we remain in compliance with all covenants under such facility. The amended facility provides continued access to a reduced level of standby liquidity for working capital and general corporate purposes, including acquisitions, newbuild and conversion programs and other capital expenditures. The borrowing base of the amended credit facility was reduced from $300.0 million to $200.0 million. Among other things, the amended revolving credit facility limits our cash balance to $50 million at any time the facility is drawn, increases the minimum liquidity (cash and revolver availability) level required for prepayment of our 2019 convertible senior notes, 2020 senior notes, and 2021 senior notes from $100 million to $150 million, and increases the minimum liquidity level required to permit a merger, formation or acquisition of a subsidiary or an investment (other than certain permitted investments) from $20 million to $100 million. The amended facility also increases the unused commitment fee to 50 basis points for all pricing levels and the LIBOR spreads for funded borrowings to a new range of L+225 to L+325. The minimum collateral-to-loan value ratio under the amended facility was restored to its prior level of 200% of the borrowing base, which had been reduced to 150% of the borrowing base when the facility was amended and extended in February 2015. Accordingly, the number of vessels pledged as collateral was increased from 10 OSVs valued in excess of $450 million to 12 OSVs valued in excess of $400 million. None of our remaining assets have been granted as security. The amended credit facility reduces the minimum interest coverage ratio from 3.00x to 1.00x with step-ups to 1.25x in the third quarter of 2018 and 1.50x in the first quarter of 2019 and delays the step-down in the total debt-to-capitalization ratio from 55% to 50% by six quarters to the third quarter of 2018. We have the option of making a one-time election to suspend the interest coverage ratio for a holiday period of no more than four quarters, ending no later than the fourth quarter of 2017, with a single permitted rescission. If the Company elects to exercise the interest coverage holiday, then the borrowing base will be capped at $75 million during the period of the holiday and the LIBOR spreads for funded borrowings will be increased by an additional 50 basis points during and after the holiday. For additional information with respect to other changes to our revolving credit facility, please refer to Note 5 of our consolidated financial statements included herein and the First Amendment to Second Amended and Restated Credit Agreement referenced as an exhibit to this Form 10-Q. The full undrawn amount of such facility is available for all uses of proceeds, including working capital, if necessary, except during an interest coverage ratio holiday, when the borrowing base will be capped at $75 million, and subject to the anti-cash hoarding provision discussed above. If we were not able to maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility would not be available to us.
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock from time to time, $25 million of which was used to buy-back 891,396 shares during the fourth quarter of 2014. There were no such repurchases during the nine months ended September 30, 2016. In addition to the foregoing, we may, subject to market conditions and our other strategic options, from time to time amend, extinguish or repurchase our outstanding debt securities or exchange them for other debt or equity securities or loans. While we have an authorized share repurchase program, we currently intend, subject to market conditions, to prioritize our cash usage appropriate to the current market cycle, our longer term commitments and our strategic objectives.
Although in current market conditions, we were still able to generate positive cash flows from operating activities in the third quarter of 2016, events beyond our control, such as sustained low prices for oil and natural gas, a further significant decline in such commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the “Forward Looking Statements” on page ii and the Risk Factors stated in Item 1A of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows in the future. Should the need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $56.7 million for the nine months ended September 30, 2016 and $184.5 million for the same period in 2015. Operating cash flows for the first nine months of 2016 were unfavorably affected by soft market conditions for our vessels operating worldwide which led to a decline in our weighted average active operating fleet from 51 to 28 vessels.
Investing Activities. Net cash used in investing activities was $91.8 million for the nine months ended September 30, 2016 compared to $63.7 million for the same period in 2015. Cash used during the first nine months of 2016 consisted of construction costs incurred for our fifth OSV newbuild program. Cash used during the first nine months of 2015 consisted of construction costs incurred for our fifth OSV newbuild program partially offset by proceeds from the sale of four 250EDF class OSVs to the U.S. Navy.
Financing Activities. Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2016 compared to $0.1 million net cash used in financing activities for the same period in 2015. Net cash used in financing activities for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 primarily resulted from deferred financing costs related to the amendments of our existing revolving credit facility offset by net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plans.
Contractual Obligations
Debt
As of September 30, 2016, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $3,255 (1)	$371,745	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $4,353 (1)	445,647	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $33,782 and deferred financing costs of $3,326	262,892	6.23%	2,300	March 1 and September 1
	$1,080,284

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On July 29, 2016, we amended our existing revolving credit facility. The amended revolving credit facility remains undrawn as of November 9, 2016. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to (i) LIBOR plus a margin of 2.25% to 3.25% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined total debt-to-capitalization ratio. For additional information with respect to our amended revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 5 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the nine months ended September 30, 2016, we were in compliance with all of our debt covenants. If we do not maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility will not be available to us. However, the recent amendment added greater flexibility under applicable covenants, subject to the anti-cash hoarding provision that limits our cash balance to no more than $50 million at any time the facility is drawn and has a balance outstanding and the reduced borrowing base during the period of any interest coverage holiday. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the nine months ended September 30, 2016 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Nine Months Ended September 30, 2016	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$61.4	$1,263.0	$1,335.0	2Q2013-2Q2018

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of November 2, 2016, we had placed 22 vessels in service under such program. The remaining two vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service during 2018.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below, for the nine months ended September 30, 2016 and 2015, respectively, and a forecast for the fiscal year ending December 31, 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2016	2015	2016	2015	2016
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$0.9	$5.7	$3.2	$12.0	$4.3
Other vessel capital improvements (2)	(0.4)	3.1	5.3	7.1	6.5
	0.5	8.8	8.5	19.1	10.8
Other Capital Expenditures
Commercial-related vessel improvements (3)	2.6	8.1	13.5	40.3	16.5
Miscellaneous non-vessel additions (4)	0.1	1.3	0.4	15.9	0.5
	2.7	9.4	13.9	56.2	17.0
Total	$3.2	$18.2	$22.4	$75.3	$27.8

(1)	Deferred drydocking charges for 2016 include the projected recertification costs for four OSVs and one MPSV.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Commercial-related vessel improvements include items such as cranes, ROVs, helidecks, living quarters and other specialized vessel equipment, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(4)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including sustained or further declines in oil and natural gas prices; continued weakness in demand for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, vessel management contracts, or failures to finalize commitments to charter or manage vessels; sustained or further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; industry risks; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; recent disruption in Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; sustained vessel over capacity in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; or fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; or the inability of the Company to refinance or otherwise retire funded debt obligations that come due in 2019, 2020 and 2021. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will effect share repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's recently amended and currently undrawn revolving credit facility. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

In December 2000, LEEVAC Marine Inc. (a predecessor entity to our current subsidiary Hornbeck Offshore Transportation, LLC, or HOT) was one of several companies that formed a limited liability company, SSIC Remediation, LLC, or SSIC, which conducted interim phase environmental remedial activities at the SBA Shipyards site in Jennings, Louisiana pursuant to a December 9, 2002 Order and Agreement with the EPA. In 2015, the EPA notified SSIC’s counsel of its renewed interest in the site and on September 9, 2016 published a final rule (effective October 11, 2016) adding the site to the General Superfund section of the CERCLA National Priorities List. In November 2016, HOT and six other parties voluntarily entered into an Administrative Settlement Agreement and Order on Consent to conduct a Remedial Investigation/Feasibility Study, or RIFS, in connection with the site. HOT has accrued a liability of $100,000 to cover expenses anticipated to be incurred with respect to conducting the RIFS. Under the Agreement, HOT’s percentage of liability for the RIFS cost and subsequent cleanup efforts with other members of the group is 4%. The Company has not made a judgment concerning the ultimate cost of clean up should it be required.

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

10.1	—
First Amendment to Second Amended and Restated Credit Agreement dated as of July 29, 2016 by and among the Company and one of its subsidiaries, Hornbeck Offshore Services, LLC, each of the lenders and guarantors signatory thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2016).

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

Hornbeck Offshore Services, Inc.

Date: November 9, 2016	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer