Form 10-K
period 2016-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2017-02-24
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $286,306,654.
The number of outstanding shares of Common Stock as of January 31, 2017 is 36,466,840 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive 2017 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

i

 Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, including sustained low or further declines in oil and natural gas prices; continued weakness in demand for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, vessel management contracts, or failures to finalize commitments to charter or manage vessels; sustained or further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; industry risks; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; recent disruption in Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; or the inability of the Company to refinance or otherwise retire funded debt obligations that come

ii

due in 2019, 2020 and 2021. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will effect common stock or note repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's currently undrawn revolving credit facility. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
We own and operate one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and MPSVs. In late 2011, we commenced our fifth OSV newbuild program, which also includes the construction of MPSVs. Since that time, we have grown our new generation fleet from 51 OSVs and four MPSVs to 62 OSVs and eight MPSVs, after accounting for the sale of five OSVs in 2014 and 2015. Upon completion of the last two vessels currently contracted to be delivered under this newbuild program in 2018, our expected fleet will be comprised of 62 OSVs and ten MPSVs. Together, these vessels support the deep-well, deepwater and ultra-deepwater activities of the offshore oil and gas industry. Such activities include oil and gas exploration, field development, production, construction, installation, IRM, well-stimulation and other enhanced oil recovery activities. We have also developed a specialized application of our new generation OSVs for use by the U.S. military. Our new generation OSVs and MPSVs have enhanced capabilities that allow us to more effectively support the premium drilling and installation equipment and facilities required for the offshore deep-well, deepwater and ultra-deepwater energy industry. We are one of the top two operators of domestic high-spec new generation OSVs and MPSVs and one of the top four operators of such equipment worldwide, based on DWT. Our fleet is among the youngest in the industry, with a weighted-average age, based on DWT, of eight years.
While we have historically operated our vessels predominately in the U.S. GoM, we have diversified our market presence and now operate in three core geographic markets: the GoM, Mexico and Brazil. In addition to our core markets, we frequently operate in other foreign regions on a project or term charter basis. We have recently operated in the Middle East, the Mediterranean Sea, the Black Sea and Latin America, including Nicaragua, Guyana, Trinidad and Argentina. We have further diversified by providing specialized vessel solutions to non-oilfield customers, such as the United States military as well as oceanographic research and other customers that utilize sophisticated marine platforms in their operations. In addition, we have provided vessel management services for other vessel owners, such as crewing, daily operational management and maintenance activities. We also operate a shore-base support facility located in Port Fourchon, Louisiana. See "Item 2-Properties" for a listing of our shoreside support facilities.
Although all of our vessels are physically capable of operating in both domestic and international waters, approximately 85% are qualified under Section 27 of the Merchant Marine Act of 1920, as amended, or the Jones Act, to engage in the U.S. coastwise trade. The two remaining vessels being constructed under our fifth OSV newbuild program will be eligible for Jones Act coastwise trading privileges. Foreign owned, flagged, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade in the GoM. Of the public company OSV peer group, we own the largest fleet of Jones Act-qualified, new generation OSVs and MPSVs, which we believe offers us a competitive advantage in the GoM. From time to time, we may elect to reflag certain of our vessels to the flag of another nation. Since 2009, we have reflagged seven Jones Act-qualified OSVs to Mexican and other flags, including one under Brazilian registry. Once a Jones Act-qualified vessel is reflagged or a new vessel is foreign flagged, it permanently loses the right to engage in U.S. coastwise trade.
We intend to continue our efforts through up cycles and down cycles to maximize stockholder value through our long-term return-oriented growth strategy. We will, as opportunities arise, acquire or construct additional vessels, as well as divest certain assets that we consider to be non-core or otherwise not in line with our long-term strategy or prevailing industry trends.

DESCRIPTION OF OUR BUSINESS
The Deepwater Offshore Energy Industry
The modern quest to explore for and produce energy resources located offshore began in the 1940’s. While these offshore operations began in shallow waters, relatively close to shore, technological advances have permitted them to migrate to ever deeper waters and well depths. Until the late 1970's, most offshore activity was technologically and logistically restricted to that which was accessible on the continental shelf, or waters of up to about 500 feet of depth. Since that time, a number of advances have opened drilling regions in deepwater. The initial push into deeper waters was facilitated through the development of “floating” drilling units that could be positioned over a drilling site without being fixed to the seafloor. Petrobras pioneered these techniques in Brazil beginning in the late 1970’s as it lacked an accessible “shallow water” continental shelf. The first deepwater project in the United States Gulf of Mexico was completed in 1993 in nearly 3,000 feet of water by Shell Oil Company. That Shell facility produced a then unheard of 46,000 barrels per day from a reservoir tapped at 25,000 feet. Today, exploration and production activities have pushed into the ultra-deepwater, where wells are routinely drilled in water depths of more than 8,000 feet, the deepest having been drilled in approximately 10,000 feet of water.
In addition to the ability to operate in very deepwater, technological advances have also allowed hydrocarbon resources to be detected, drilled for and produced at extreme well depths. “Pre-salt” discoveries in Brazil are being drilled and produced in waters exceeding 5,000 feet and at well depths of more than 35,000 feet. In 2014, Chevron announced first oil from its Jack/St. Malo facility in the GoM, which is expected to produce previously undetectable lower tertiary hydrocarbons at a rate of 94,000 barrels per day from deposits more than 20,000 feet below the seabed situated in 7,000 feet of water. In addition to contending with extreme deepwater and deep well depths, these projects present challenges involving high temperatures and pressures within reservoirs and the associated difficulties of safely bringing those resources to the surface and then transporting them to shoreside locations. Despite these challenges, today deepwater production accounts for approximately 80% percent of all offshore production in the United States. The GoM production is expected to account for 18% and 21% of total forecast U.S. crude oil production in 2016 and 2017.
Deepwater Regions
The energy industry has had success in many deepwater regions throughout the world. Deepwater drilling efforts are underway in the Mediterranean Sea, the Indian Ocean and Asia. However, the so-called “golden triangle” of deepwater activity is comprised of deposits found offshore West Africa, the Eastern coast of South America - dominated by Brazil and more recently, Guyana - and the GoM. Our core markets are the U.S. GoM, Mexico and Brazil.
As large international oil companies were pushed out of participating in many regions of the world by national oil companies intent upon retaining for themselves the economic benefits of national exploitation, the deepwater GoM grew in significance. The deepwater GoM is among the most abundant hydrocarbon regions in the world. Political stability in the United States and accessibility of deepwater lease blocks allows major oil companies to plan, execute and finance the significant long-term commitments that deepwater success requires. While the scale and complexity associated with deepwater projects is considerable, the significant size of the resource discoveries allows companies to replenish reserves on a large scale from relatively few projects. Unlike most on-shore exploration and production projects, deepwater projects require long-lead times to plan and execute, but also enjoy long production lives once online. For instance, the first exploratory wells at the Jack/St. Malo fields were drilled in 2003 and 2004 and first oil was not produced until 2014. Now online, Chevron projects that the Jack/St. Malo fields are expected to produce an estimated 500 million oil equivalent barrels over 30 years. Consequently, short term fluctuations in oil and gas prices typically do not have the same impact on sanctioned deepwater projects as such fluctuations may have on other on-shore and continental shelf projects. As a result of the severity and length of current on-going commodity price declines, some previously sanctioned deepwater projects have, nevertheless, been deferred and the pace of newly sanctioned projects in the deepwater GoM has slowed considerably since 2015.
Emerging opportunities for the deepwater offshore energy industry are presented by recent changes in Mexico and Brazil, two of our core markets, which have both recently expanded access to their deepwater regions to foreign operators. In December 2013, the Mexican congress ended PEMEX's 75 year-old monopoly on drilling activities in Mexico and voted in favor of allowing the government to grant contracts and licenses for exploration and production of oil and gas to foreign firms, which previously had been prohibited under Mexico’s constitution. During 2015, Mexico hosted the first two auctions for offshore oil and natural gas blocks allowed by the energy reforms. Drilling activities pursuant to these auctions will commence in 2017. In December 2016, Mexico conducted its first ever deepwater auctions, which drew bids from several major integrated oil companies on 10 deepwater opportunities. Eight blocks were awarded to companies including Exxon, CNOOC, Murphy Oil Company, Total, BHP and Chevron. Mexican officials have indicated their intention to proceed with additional deepwater auctions in 2017 and 2018.
Brazil, through its state-owned national oil company, Petrobras, has been a pioneer in deepwater drilling and remains a dominant player in the global deepwater energy industry. Petrobras claims approximately 13.3 billion barrels of proven deepwater and ultra-deepwater resources, the vast majority of which are located in pre-salt formations, which were the driving force behind an ambitious national plan to dramatically increase production by 2021 to 3.4 million barrels per day. These plans were sidelined by declines in the price of oil combined with a wide reaching corruption probe involving Petobras. In light of these difficulties being experienced by Petrobras, in 2016, the Brazilian Congress determined to re-open the vast Brazilian pre-salt regions to foreign operators.
The Subsea Oilfield
Deepwater successes have driven further innovation around the infrastructure required to produce and transport ashore the abundant resources that have been discovered. In shallower regions, once hydrocarbons are discovered, they are typically produced by installing a fixed platform over the well site onto which are installed all of the equipment and infrastructure necessary to produce the hydrocarbons and move them ashore through pipelines. Platforms also provide a locale from which well maintenance and similar activities can be performed. The size, pressures, temperatures and water depths of deepwater hydrocarbon deposits require enormous amounts of infrastructure to develop, produce and maintain their wells. These challenges have pushed the development of technologies to allow infrastructure to be placed directly onto the seafloor, as opposed to a fixed platform. The process of building out this subsea oilfield requires the use of vessels to transport infrastructure to location, install infrastructure to subsea points and inspect, repair and maintain it all over the multi-decade life of the field. When hydrocarbons are brought to the surface, they are brought from multiple subsea locations through pipelines to a single deepwater floating "top-side" production facility. These "top-side" production facilities take years to design, engineer, transport, install and, often, cost billions of dollars and represent a significant source of demand for vessel services during their installation and commissioning. More recently, deepwater producers have capitalized on their existing deepwater infrastructure to gain efficiencies through the use of so-called "tie-backs". A tie-back allows a deepwater well to be produced without having to install a new top-side facility by "tying the well back" to an existing top-side facility accessible to the well location. Tie-backs require the installation of subsea infrastructure to connect the well to the remote "top-side" facility.
Depiction of a GoM Subsea Deepwater Oilfield

OSVs
OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, IRM and decommissioning activities. OSVs differ from other ships primarily due to their cargo-carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore bases and offshore rigs and production facilities. Deepwater environments require OSVs with capabilities that allow them to more effectively support drilling and related subsea construction projects that occur far from shore, in deepwater and increasingly at extreme well depths. In order to best serve these projects, we have designed our various classes of new generation vessels in a manner that seeks to maximize their liquid mud and dry bulk cement capacities, as well as their larger areas of open deck space. Deepwater operations also require vessels having dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to floating deepwater installations. DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities. Today, deepwater drilling operations in the GoM overwhelmingly prefer a DP-2 notation and a vessel with 2,500 DWT capacity or greater. We consider these vessels to be high-spec new generation OSVs. Currently, 54 of our vessels are DP-2 and two are DP-3. The two remaining MPSVs contracted to be constructed under our fifth OSV newbuild program are expected to be DP-2. Ultra-deepwater projects, which occur in waters of greater than 5,000 feet, are driving a need for DP-2 vessels with very large capacities. The distance of these projects from shore, together with their water and well depths dictate the use of massive volumes of bulk drilling materials and related supplies. The OSVs that have been delivered as part of our fifth OSV newbuild program are among the largest in the world. With DWT capacities of 5,500 DWT to 6,200 DWT, we believe these ultra high-spec vessels provide our ultra-deepwater drilling customers vessel solutions that help them to maximize efficiencies and improve the logistical challenges prevalent in their projects.
Vessels that do not carry a DP-2 notation or have less than 2,500 DWT capacity typically operate in more shallow U.S. waters or in foreign locations in which DP-2 has not yet emerged as the dominant standard. Currently, 18 of our vessels are low-spec, comprising 13% of our fleet by DWT. The remaining 87% of our fleet is considered high-spec, including roughly 60% of our overall fleet that is ultra high-spec.
Two ultra high-spec HOSMAX OSVs
MPSVs
MPSVs also support the deepwater activities of the energy industry. MPSVs are distinguished from OSVs in that they are more specialized and often significantly larger vessels that are principally used for IRM activities, such as the subsea installation of well heads, risers, jumpers, umbilicals and other equipment placed on the seafloor. MPSVs are also utilized in connection with the setting of pipelines, the commissioning and de-commissioning of offshore facilities, the maintenance and/or repair of subsea equipment and the intervention of such wells, well testing and flow-back operations and other sophisticated deepwater operations. To perform these various functions, MPSVs are or can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems, well intervention equipment, ROVs and accommodation facilities. The typical MPSV is outfitted with one or more deepwater cranes employing active heave compensation technology, one or more ROVs and expansive accommodations for the offshore crew, including customer personnel. MPSVs can also be outfitted as a flotel to provide accommodations to large numbers of offshore construction and technical personnel involved in large-scale offshore projects, such as the commissioning of a floating offshore production facility. When in a flotel mode, the MPSV provides living quarters for personnel, catering, laundry, medical services, recreational facilities and offices. In addition, flotels coordinate and help to provide the facilities necessary for the offshore workers being accommodated to safely move from the vessel to other offshore structures being supported through the use of articulated gangways that allow personnel to "walk to work." Generally, MPSVs command higher day rates than OSVs due to their significantly larger relative size and versatility, as well as higher construction and operating costs.
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
400 class and 310 class MPSVs
Until recently, due to a lack of Jones Act-qualified MPSVs, many customers would charter an OSV to carry equipment to location, which was then installed by a foreign flag MPSV. By eliminating the need for two vessels, we believe our customers will improve efficiencies and mitigate operational risks. Our Jones Act-qualified MPSVs are equipped with a heave-compensated knuckle-boom crane, helideck, accommodations for approximately 90-100 persons and are suitable for two or more work-class ROVs. Moreover, our Jones Act-qualified MPSVs are also equipped with below-deck cargo tanks, allowing them to expand their mission utility to include services more typically provided by OSVs.
In February 2016, we announced upgrades to the four remaining MPSVs under construction in our ongoing newbuild program. The modifications to the first two MPSVs, which were delivered in the third quarter of 2016, increased the berthing capacity, expanded the cargo-carrying capabilities and expanded the work area for ROVs. The modifications to the other two MPSVs will include the addition of a 60-foot mid-body plug, installation of an additional crane, increased berthing capacity, expanded cargo-carrying capacities and expanded work areas for ROVs. These two 400 class MPSVs are scheduled to be delivered in the first and third quarters of 2018. Because all four of these MPSVs are Jones Act-qualified, we expect that they will enable our customers to transport equipment from shore to the installation site to be installed by the MPSV without needing to use a second (domestic) vessel for transport like foreign-flagged MPSVs are required to do. We believe that, once delivered, the 400 class MPSVs will be the largest and most capable Jones Act-qualified MPSVs available in the market.

Rendering of Planned HOS 400' Class MPSV
In April 2015, we also outfitted one of our 310 class OSVs that was placed in service under our ongoing newbuild program as a 310 class MPSV in flotel configuration. This U.S.-flagged, Jones Act-qualified MPSV includes a 35-ton knuckle-boom crane, a motion-compensated gangway and accommodations for 194 persons. Being Jones Act-qualified gives it mission flexibility that foreign flag flotels lack in the GoM.
430 class
We also operate the HOS Iron Horse and HOS Achiever, which are 430 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship-system redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These 430 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms for those specialty services described above for our 400 and 310 class MPSVs with the exception of handling liquid cargoes. The HOS Iron Horse and the HOS Achiever are not U.S.-flagged vessels, however, they can engage in certain legally permissible operations in the U.S. that do not constitute coastwise trade. The HOS Achiever is currently configured as a flotel with accommodations for up to 270 personnel onboard, including the vessel's marine crew, hotel and catering staff. These accommodations allow this vessel to support the commissioning of deepwater installations around the world. Because flotel services do not typically involve the transportation of passengers, foreign-flag vessels, such as our 430 class MPSVs, can provide this service in the U.S.
We believe that our reputation for safety and technologically superior vessels, combined with our size and scale in certain core markets relative to our public company OSV peer group, enhance our ability to compete for work awarded by major oil companies, independent oil companies, national oil companies and the U.S. government, who are among our primary customers. These customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards in the GoM. As our customers’ needs and requirements become more demanding, we expect that smaller vessel operators may struggle to meet these standards.

The following table provides information, as of February 15, 2017, regarding our owned fleet of 62 new generation OSVs, eight MPSVs and two MPSVs yet to be delivered under our fifth OSV newbuild program, as well as our managed fleet of four new generation OSVs that serve the U.S. Navy.
Our Vessels

Name	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Total Horsepower	DP Class(1)
OWNED VESSELS:
MPSVs
HOS Iron Horse	430	Multi-Purpose (FF)	Latin America	Nov 2009	5,908	n/a	8,050	DP-3
HOS Achiever	430	Stacked (FF)	GoM	Oct 2008	5,096	n/a	8,050	DP-3
HOS Warhorse	400ES	Multi-Purpose	TBD	1Q2018 est.(2)	6,200 est	14,100 est.	9,000 est.	DP-2
HOS Wild Horse	400ES	Multi-Purpose	TBD	3Q2018 est.(2)	6,200 est.	14,100 est.	9,000 est.	DP-2
HOS Centerline	370	Multi-Purpose	GoM	Mar 2009	7,903	30,962	6,000	DP-2
HOS Strongline	370	Multi-Purpose	GoM	Mar 2010	7,881	30,962	6,000	DP-2
HOS Bayou	310	Multi-Purpose	GoM	Dec 2014	5,189	20,981	7,300	DP-2
HOS Warland	310ES	Multi-Purpose	GoM	Aug 2016	4,997	19,120	9,000	DP-2
HOS Woodland	310ES	Multi-Purpose	GoM	Sep 2016	5,067	19,120	9,000	DP-2
HOS Riverbend	300	Stacked	GoM	Feb 2014	4,529	16,938	7,300	DP-2
OSVs
300 class (Over 5,000 DWT)
HOS Commander	320	Supply	Latin America	Nov 2013	6,046	20,911	6,008	DP-2
HOS Carolina	320	Supply	GoM	Feb 2014	6,059	20,911	6,008	DP-2
HOS Claymore	320	Supply	GoM	Mar 2014	6,042	20,911	6,008	DP-2
HOS Captain	320	Supply	GoM	Jul 2014	6,051	20,911	6,008	DP-2
HOS Clearview	320	Stacked	GoM	Aug 2014	6,053	20,911	6,008	DP-2
HOS Crockett	320	Supply	GoM	Dec 2014	6,047	20,911	6,008	DP-2
HOS Caledonia	320	Supply	GoM	Jan 2015	6,066	20,911	6,008	DP-2
HOS Crestview	320	Stacked	GoM	Feb 2015	6,052	20,911	6,008	DP-2
HOS Cedar Ridge	320	Supply	GoM	Nov 2015	6,046	20,911	6,008	DP-2
HOS Carousel	320	Stacked	GoM	Jun 2015	6,059	20,911	6,008	DP-2
HOS Black Foot	310	Supply	GoM	Jul 2014	6,055	21,417	7,300	DP-2
HOS Black Rock	310	Stacked	GoM	Aug 2014	6,055	21,417	7,300	DP-2
HOS Black Watch	310	Supply	GoM	Oct 2014	6,055	21,417	7,300	DP-2
HOS Brass Ring	310	Supply (FF)	Latin America	Jan 2016	5,633	21,417	6,700	DP-2
HOS Briarwood	310	Stacked	GoM	Jan 2016	5,350	21,417	6,700	DP-2
HOS Red Dawn	300	Supply	GoM	Jun 2013	5,407	20,846	6,700	DP-2
HOS Red Rock	300	Supply	GoM	Oct 2013	5,407	20,846	6,700	DP-2
HOS Renaissance	300	Supply	GoM	Nov 2013	5,407	20,846	6,700	DP-2
HOS Coral	290	Supply	GoM	Mar 2009	5,609	15,212	6,140	DP-2
280 class (3,500 to 5,000 DWT)
HOS Ridgewind	265	Supply	Middle East	Nov 2001	2,928	9,414	6,780	DP-2
HOS Brimstone	265	Stacked	GoM	Jun 2002	3,718	10,350	6,780	DP-2
HOS Stormridge	265	Stacked	GoM	Aug 2002	3,659	10,350	6,780	DP-2
HOS Sandstorm	265	Stacked	GoM	Oct 2002	3,659	10,336	6,780	DP-2
240 class (2,500 to 3,500 DWT)
HOS Saylor	240	Stacked (FF)	GoM	Oct 1999	2,774	n/a	7,844	DP-1
HOS Navegante	240	Stacked (FF)	GoM	Jan 2000	3,289	4,450	7,844	DP-2
HOS Resolution	250 EDF	Stacked	GoM	Oct 2008	2,751	8,240	6,000	DP-2
HOS Mystique	250 EDF	Stacked	GoM	Jan 2009	2,333	8,300	5,586	DP-2
HOS Pinnacle	250 EDF	Stacked	GoM	Feb 2010	2,707	8,240	6,000	DP-2
HOS Windancer	250 EDF	Stacked	GoM	May 2010	2,724	8,240	6,000	DP-2
HOS Wildwing	250 EDF	Stacked	GoM	Sept 2010	2,707	8,240	6,000	DP-2
HOS Bluewater	240 ED	Stacked	GoM	Mar 2003	2,754	8,270	4,000	DP-2
HOS Gemstone	240 ED	Stacked	GoM	Jun 2003	2,758	8,270	4,000	DP-2
HOS Greystone	240 ED	Stacked	GoM	Sep 2003	2,754	8,270	4,000	DP-2
HOS Silverstar	240 ED	Stacked	GoM	Jan 2004	2,762	8,270	4,000	DP-2
HOS Polestar	240 ED	Stacked	GoM	May 2008	2,752	8,270	4,000	DP-2
HOS Shooting Star	240 ED	Stacked	GoM	Jul 2008	2,728	8,270	4,000	DP-2
HOS North Star	240 ED	Stacked	GoM	Nov 2008	2,749	8,270	4,000	DP-2
HOS Lode Star	240 ED	Stacked	GoM	Feb 2009	2,746	8,270	4,000	DP-2
HOS Silver Arrow	240 ED	Supply	Other U.S.	Oct 2009	2,666	8,270	4,000	DP-2
HOS Sweet Water	240 ED	Stacked	GoM	Dec 2009	2,707	8,270	4,000	DP-2

Name	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Total Horsepower	DP Class(1)
HOS Beignet	S240 E	Stacked	GoM	May 2013(3)	2,772	8,000	4,000	DP-2
HOS Boudin	S240 E	Stacked	GoM	May 2013(3)	2,715	8,000	4,000	DP-2
HOS Bourre'	S240 E	Stacked	GoM	Sep 2013(3)	2,772	8,000	4,000	DP-2
HOS Coquille	S240 E	Stacked	GoM	Sep 2013(3)	2,742	8,000	4,000	DP-2
HOS Cayenne	S240 E	Stacked	GoM	Nov 2013(3)	2,772	8,000	4,000	DP-2
HOS Chicory	S240 E	Stacked	GoM	Nov 2013(3)	2,731	8,000	4,000	DP-2
200 class (1,500 to 2,500 DWT)
HOS Innovator	240 E	Stacked	GoM	Apr 2001	2,036	6,290	4,520	DP-2
HOS Dominator	240 E	Military	Other U.S.	Feb 2002	2,054	6,400	4,000	DP-2
HOS Deepwater	240	Stacked (FF)	Mexico	Nov 1999	2,259	4,470	4,000	DP-1
HOS Cornerstone	240	Stacked	GoM	Mar 2000	2,259	6,280	4,000	DP-2
HOS Beaufort	S200	Stacked	GoM	Mar 1999	2,246	4,120	4,000	DP-1
HOS Hawke	S200	Stacked (FF)	GoM	Jul 1999	1,767	4,100	4,000	DP-1
HOS Douglas	S200	Stacked	GoM	Apr 2000	2,246	4,120	4,000	DP-1
HOS Nome	S200	Stacked	GoM	Aug 2000	2,246	4,120	4,000	DP-1
HOS Crossfire	200	Stacked (FF)	Mexico	Nov 1998	1,780	2,714	4,000	DP-1
HOS Super H	200	Stacked	GoM	Jan 1999	1,764	3,590	4,000	DP-1
HOS Brigadoon	200	Stacked (FF)	Mexico	Mar 1999	1,767	3,590	4,000	DP-1
HOS Thunderfoot	200	Supply (FF)	Mexico	May 1999	1,677	3,600	4,000	DP-1
HOS Dakota	200	Stacked (FF)	Mexico	Jun 1999	1,780	2,714	4,000	DP-1
HOS Explorer	220	Stacked	GoM	Feb 1999	1,625	3,050	3,900	DP-1
HOS Voyager	220	Stacked	GoM	May 1998	1,625	3,050	3,900	DP-1
HOS Pioneer	220	Stacked	GoM	Jun 2000	1,630	3,050	4,000	DP-1

MANAGED VESSELS:
240 class (2,500 to 3,500 DWT)
Black Powder	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
Westwind	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
Eagleview	250 EDF	Military	Other U.S.	Oct 2009	2,900	8,300	6,000	DP-2
Arrowhead	250 EDF	Military	Other U.S.	Jan 2009	2,900	8,300	6,000	DP-2

FF—foreign-flagged
TBD—to be determined

(1)
“DP-1,” “DP-2” and “DP-3” mean various classifications, or equivalent, of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading through anchor-less station keeping.

(2)	These vessels are currently being constructed under our fifth OSV newbuild construction program with anticipated in-service dates during 2018.

(3)
These six vessels were converted into 240 class DP-2 OSVs as part of our 200 class OSV retrofit program in 2013. They were originally constructed and placed in service in their prior Super 200 class DP-1 configuration in 1999 or 2000 and were acquired by us in August 2007.

We own long-term lease rights to two adjacent shore-base facilities located in Port Fourchon, Louisiana, named HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs, production facilities and other offshore installations and sites. We also utilize HOS Port as a shoreside facility for performing vessel maintenance, outfitting and other in-the-water shipyard activities. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow water rigs in the GoM. The HOS Port facility has approximately two years remaining on its current leases and three additional five-year renewal options on each parcel. The combined acreage of HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our long-term outlook for the deepwater GoM.
Principal Markets
OSVs and MPSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity, such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America, and the Middle East. Our core geographic markets are the GoM, Mexico and Brazil. In these markets we provide services to several major integrated oil companies as well as mid-size and large independent oil companies with deepwater and ultra-deepwater activities and to national oil companies such as PEMEX and Petrobras. We also occasionally operate in select international markets, which have included the rest of Latin America, West Africa, the Mediterranean Sea, the Black Sea and the Caribbean basin. We are often subcontracted by other oilfield service companies, both in the GoM and internationally, to provide a new generation fleet that enables them to render offshore oilfield services, such as well stimulation or other enhanced oil recovery activities, diving and ROV operations, construction, installation, inspection, maintenance, repair and decommissioning services. We also provide a specialized application of our new generation OSVs for use by the United States military.

While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters, or coastwise cabotage laws such as the Jones Act, can limit the migration of OSVs. Because some MPSVs are generally utilized for non-cargo operations, they are less limited by cabotage laws. Demand for OSVs, as evidenced by dayrates and utilization rates, is primarily related to offshore oil and natural gas exploration, development and production activity. Such activity is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, the level of drilling permit activity, capital budgets of offshore exploration and production companies, and repair and maintenance needs in the deepwater oilfield.
Offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment, which has driven the recent and nearly completed newbuild cycle for drilling rigs and for OSVs. There were 47 floating rigs under construction or on order on February 15, 2017 and, as of that date, there were options outstanding to build 10 additional floating rigs. In addition, on that date, there were 102 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 14 additional high-spec jack-up rigs. Most, if not all, of these rigs were ordered prior to the downturn in oil prices that has persisted since late 2014. Consequently, the market for deepwater drilling rigs is expected to be over-supplied for the forseeable future. This oversupply of rigs may drive down the cost of contracting a drilling rig, with the result that more rigs are employed, which could positively impact utilization of supply vessels. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required is dependent on many factors, including the type of activity being undertaken, the location of the rig and the size and capacity of the OSVs. During normal operating conditions, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities should result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.
Our charters are the product of either direct negotiation or a competitive proposal process, which evaluates vessel capability, availability and price. Our primary method of chartering in the GoM is through direct vessel negotiations with our customers on either a long-term or spot basis. In the international market, we sometimes charter through local entities in order to comply with cabotage or other local requirements. Some charters are solicited by customers through international vessel brokerage firms, which earn a commission that is customarily paid by the vessel owner. Our operations and management agreement with the U.S. Navy's Military Sealift Command was a sole source selection based upon certain capabilities unique to the Company that were developed while the applicable vessels were chartered to the Navy. All of our charters, whether long-term or spot, are priced on a dayrate basis, whereby for each day that the vessel is under contract to the customer, we earn a fixed amount of charter-hire for making the vessel available for the customer’s use. Many long-term contracts and all government, including national oil company, charters contain early termination options in favor of the customer; however, some have fees designed to discourage early termination. Long-term charters sometimes contain provisions that permit us to increase our dayrates in order to be compensated for certain increased operational expenses or regulatory changes.
Competition
The offshore support vessel industry is highly competitive. Competition primarily involves such factors as:

•	quality, capability and age of vessels;

•	quality, capability and nationality of the crew members;

•	ability to meet the customer’s schedule;

•	safety record, reputation, experience and;

•	price.

Our high-spec OSVs are predominately U.S.-flagged vessels, which qualify them under the Jones Act to engage in domestic coastwise trade. The Jones Act restricts the ability of vessels that are foreign-built, foreign-owned, foreign-crewed or foreign-flagged from engaging in coastwise trade in the United States. The transportation services typically provided by OSVs constitute coastwise trade as defined by the Jones Act. See "Item 1A-Risk Factors" for a more detailed discussion of the Jones Act. Consequently, competition for our services in the GoM is largely restricted to other U.S. vessel owners and operators, both publicly and privately held. We believe that we operate the second largest fleet by DWT of new generation Jones Act-qualified OSVs in the United States. Internationally, our OSVs compete against other U.S. owners, as well as foreign owners and operators of OSVs. Some of our international competitors may benefit from a lower cost basis in their vessels, which are usually not constructed in U.S. shipyards, as well as from lower crewing costs and favorable tax regimes. While foreign vessel owners cannot engage in U.S. coastwise trade, some cabotage laws in other parts of the world permit temporary waivers for foreign vessels if domestic vessels are unavailable. We and other U.S. and foreign vessel owners have been able to obtain such waivers in the foreign jurisdictions in which we operate.
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
Although some of our principal competitors are larger or have more extensive international operations than we do, we believe that our financial strength, operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate or intend to operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our high-spec new generation OSVs range from one year to 18 years with a weighted-average fleet age, based on DWT, of five years. In fact, approximately 80% of our active new generation OSVs have been placed in-service since January 1, 2008. The average age of the industry’s conventional U.S.-flagged OSV fleet is over 35 years and the industry's domestic new generation OSV fleet is approximately nine years. We believe that most of these older vessels are cold-stacked and many of them have been or will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in-service to address greater customer interest in deep-well, deepwater and ultra-deepwater drilling activity and the decline in industry activity due to low oil prices. Upon completion of our fifth OSV newbuild program, we expect to own a fleet of 72 Upstream vessels of which 81% will be DP-2 or DP-3 with a weighted-average fleet age, based on DWT, of nine years in 2018.
Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impact our ability to manage, maintain and grow our business. In crewing our vessels, we require skilled employees who can perform physically demanding work and operate complex vessel systems. As the result of our vessel stacking strategy, we have reduced our mariner headcount significantly. When these stacked vessels return to service, we will need to hire and train additional mariners to operate such vessels.
CUSTOMER DEPENDENCY
Our customers are generally limited to large, independent, integrated or nationally-owned energy companies. These firms are relatively few in number. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken by such customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2016, Royal Dutch Shell plc (including worldwide affiliates), Military Sealift Command and Hess Corporation each accounted for 10% or more of our consolidated revenues. For a discussion of significant customers in prior periods, see Note 13 to our consolidated financial statements.
GOVERNMENT REGULATION
Environmental Laws and Regulations
Our operations are subject to a variety of federal, state, local and international laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs including natural resource damages associated with releases of oil or hazardous materials into the environment, such laws and regulations may expose us to liability for the conditions caused by others or even acts of ours that were in compliance with all applicable laws and regulations at the time such acts were performed. Failure to comply with applicable laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Moreover, it is possible that future changes in the environmental laws, regulations or enforcement policies that impose additional or more restrictive requirements or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us and could have a material adverse effect on our financial condition, results of operations or cash flows. We have performed what we consider to be appropriate environmental due diligence in connection with our operations and, where possible, we have taken all necessary steps to qualify for any applicable statutory defenses and limits of liability available under environmental regulations. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.
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
The USCG's final Ballast Rule became effective on June 21, 2012, and the EPA renewed the Vessel General Permit under the National Pollutant Discharge Elimination System on December 19, 2013. In addition, the International Maritime Organization, or IMO, ratified the International Convention for the Control and Management of Ships’ Ballast Water and Sediments on September 8, 2016, otherwise known as the Ballast Water Management Convention, or BWMC. The BWMC has similar standards to that of the USCG and EPA ballast water regulations and will enter into force on September 8, 2017. These regulations require all our existing vessels to meet certain standards pertaining to ballast water discharges. An exemption to certain compliance requirements in the U.S. is provided for vessels that operate within an isolated geographic region, as determined by the USCG. Most of our vessels operating in the GoM are exempt from the ballast water treatment requirements. However, for non-exempt vessels, ballast water treatment equipment may be required to be utilized on the vessel. In late 2016, the USCG approved certain types of ballast water treatment systems and, as a result, we will have to become compliant with ballast water treatment requirements that previously were waived in the U.S. Internationally, compliance with IMO’s BWMC is not expected to impact us until 2018, as implementation of these rules is based on the renewal of a vessel’s International Oil Pollution Prevention Certificate after September 8, 2017. We have currently estimated the cost of compliance with either the USCG's Ballast Rule or the BWMC to be approximately $250,000 per vessel that is required to be fitted with a treatment system.
The Clean Air Act, or CAA, passed by Congress in 1970 regulates all air pollutants resulting from industrial activities. The 1990 amendments to the CAA established jurisdiction of offshore regions. Proposed and existing facilities and vessels must prepare, as part of their development plans and reporting procedures, detailed emissions data to prove compliance with the CAA and obtain necessary permits. We believe that all of our facilities and vessels have obtained the necessary permits and are operating in all material respects in compliance with the CAA. The EPA also imposed emissions regulations affecting vessels that operate in the United States. These regulations impose standards that may require modifications to our vessels at a cost that we have as yet been unable to estimate. Moreover, the EPA’s decision to regulate “greenhouse gases” as a pollutant may result in further regulations and compliance costs.

Climate Change
Greenhouse gas emissions have increasingly become the subject of international, national, regional, state and local attention. The EPA has adopted regulations under the Clean Air Act that require new and existing industrial facilities to obtain permits for carbon dioxide equivalent emissions above emission thresholds. In addition, the EPA adopted rules that mandate reporting of greenhouse gas data and other information by i) industrial sources, ii) suppliers of certain products, and iii) facilities that inject carbon dioxide underground. To the extent that these regulations may apply, we could be responsible for costs associated with complying with such regulations. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, in prior years, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact most industries. In addition, future regulation of greenhouse gas could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. It is uncertain whether any of these initiatives will be implemented. However, based on published media reports, we believe that it is unlikely that the current proposed initiatives in the U.S. will be implemented without substantial modification. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our operating results.
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
EMPLOYEES
On December 31, 2016, we had 797 employees, including 611 operating personnel and 186 corporate, administrative and management personnel. Excluded from these personnel totals are 78 third-country nationals that we contracted to serve on our vessels as of December 31, 2016. These non-U.S. mariners are typically provided by international crewing agencies. With the exception of 85 employees located in Brazil and Mexico, none of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.

GEOGRAPHIC AREAS
The table below presents revenues by geographic region for the past three fiscal years (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$185,475	$328,262	$490,314
International	38,824	147,808	144,479
	$224,299	$476,070	$634,793
The table below presents net property, plant and equipment by geographic region for the past three fiscal years (in thousands):

	December 31,
	2016	2015	2014
United States	$2,250,384	$2,218,646	$2,052,145
International	328,004	356,015	407,341
	$2,578,388	$2,574,661	$2,459,486
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
We may not have the funds available or be able to obtain the funds necessary to meet the obligations relating to our 2019 convertible senior notes, our 2020 senior notes, or our 2021 senior notes.
Our 2019 convertible senior notes, our 2020 senior notes, and our 2021 senior notes, which collectively have a face value of $1,125 million, mature in September 2019, April 2020, and March 2021, respectively. In addition, upon the occurrence of certain change of control events, as defined in the indentures governing the 2020 senior notes and the 2021 senior notes, holders of such notes would have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest. Further, upon certain fundamental changes as defined in the indenture governing the 2019 convertible senior notes, holders of such notes would have the right to require us to repurchase such notes at 100% of their principal amount, plus any accrued and unpaid interest. We do not expect to have sufficient cash on hand and cash flow from operations to meet all of these obligations as they come due and will need to access additional sources of capital in order to refinance some or all of this indebtedness prior to maturity. There can be no assurance that we will succeed in accessing new capital or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Failure to meet our obligations related to any tranche of our senior notes may result in the acceleration of our other indebtedness and result in a material adverse effect on our financial condition and results of operations.
As a result of the ongoing declines in oil prices that began in late 2014, our clients have reduced and may further reduce spending on exploration and production projects, resulting in a decrease in demand for our services.
Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and production services activities. Reduced demand for oil and natural gas or periods of surplus oil and natural gas generally result in lower prices for these commodities and often impact the economics of planned drilling projects and ongoing production projects, resulting in the curtailment, reduction, delay or postponement of such projects for an indeterminate period of time. When drilling and production activity and spending declines, both vessel dayrates and utilization for our vessels historically decline as well. This has been the case, beginning in October 2014 and continuing into 2017.
Oil prices worldwide have dropped significantly since 2014. If the current depressed oil and natural gas prices persist for a prolonged period, or decline further, oil and gas exploration and production companies will likely cancel or curtail additional drilling programs and lower production spending on existing wells even more than they have already, thereby further reducing demand for our services.
Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect us by negatively impacting:
•our revenues, cash flows and profitability;
•the fair market value of our vessels;
•our ability to maintain or increase our borrowing capacity;

•	our ability to obtain capital to re-finance our existing debt or expand our business through acquisitions, or otherwise;
•the collectability of our receivables; and

•	our ability to retain or rehire skilled personnel whom we would need in the event of an upturn in the demand for our services.
If any of the foregoing were to occur, it could have a material adverse effect on our business and financial results.

Increases in the supply of vessels could decrease dayrates.
In addition to our fifth OSV newbuild program, which is nearing completion, certain of our competitors previously announced plans to construct new vessels to be deployed in domestic and foreign locations, thus adding to the available vessel capacity. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-oilfield applications would result in an increase in vessel capacity in the GoM, one of our core markets. Similarly, vessel capacity in foreign markets, including our core markets of Mexico and Brazil, may also be impacted by U.S.-flagged or other vessels migrating to such foreign locations. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs or MPSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of the current or any future downturn in the oil and gas industry on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors may bring additional MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally for such services.
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
Since late 2014, we have observed a significant decline in oil prices, which has caused oil companies to announce and implement significant reductions in their capital spending programs, that is the source of much of our business activity. A prolonged reduction in oil prices is having and could continue to have a significant adverse and long-term impact on the Company’s financial condition and results of operations.

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
Contracts for our vessels are generally awarded on an intensely competitive basis. Some of our competitors are willing to accept lower dayrates in order to maintain utilization, which can have a negative impact on our dayrates and utilization. As a result, we could lose customers and market share to these competitors. Similarly, competition in various markets may also be impacted by U.S.-flagged vessels migrating in and out of foreign locations due to the pace of drilling activity in the GoM.
Additional reductions in Petrobras' announced plans for exploration and production activities offshore
Brazil could have a material adverse effect on the market for high-spec OSVs.

Petrobras accounts for a substantial portion of global deepwater drilling activity and has publicly announced plans to reduce its investment in exploration and production activities by roughly $24 billion from 2017 through 2021 compared to the prior four-year 2015-2019 plan. This reduction and any decision by Petrobras to further reduce the scope or pace of its announced exploration and production plans offshore Brazil could negatively impact the worldwide market for high-spec OSVs and limit our ability to effect further expansion into this market.
We may not be able to complete the construction of our remaining newbuild program or may experience delays or cost overruns related to that program.
We are currently constructing the last two MPSVs under our pending newbuild program. These vessels are large and complex. We are required to make remaining milestone payments to the shipyard and other vendors totaling approximately $71 million, the majority of which payments will be due in 2018 upon delivery of each vessel from the shipyard. While we have sufficient cash on hand today to meet these obligations, unforeseen events could result in our inability to fund these obligations when they come due, which could have an adverse impact on our business plans, financial condition and results from operations. Additionally, the shipyard might be delayed or unforeseen events could result in significant cost overruns for which, under certain circumstances, we might be responsible. Such delays or cost overruns could impact our ability to meet our obligations to the shipyard and could otherwise materially and adversely affect our financial condition and results from operations.
The failure to successfully complete repairs, maintenance and routine drydockings on-schedule and on-budget could adversely affect our financial condition and results of operations.
We routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance. These activities are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, including costs of steel, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could result in adverse effects to our anticipated contract commitments or revenues. Significant cost overruns could adversely affect our financial condition and results of operations.

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
Even if we consummate an acquisition, the process of integrating acquired operations into our own may result in unforeseen operating difficulties and costs and may require significant management attention and financial resources. In addition, integrating acquired businesses may impact the effectiveness of our internal controls over financial reporting. In the currently depressed market for OSVs, we might not be able to place vessels we acquire into immediate service, which will result in our paying for the cost to stack these vessels and eventually the cost to bring them out of stack, which could be a significant barrier to their utilization if we do not have sufficient liquidity to justify such expenses. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of utilization and profitability from acquired vessels or businesses or to realize other anticipated benefits of acquisitions.
We can give no assurance that we will be able to identify desirable acquisition candidates or that we will be successful in entering into definitive agreements or closing such acquisitions on satisfactory terms. An inability to acquire additional vessels or businesses may limit our growth potential.
Our contracts with the United States Government could be impacted by budget cuts.
Our government contracts depend upon annual funding commitments authorized by Congress. In a period of government budget cuts or other political events, our contracts might not be re-authorized, resulting in a material decline in our anticipated revenues.
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
In certain foreign markets in which we operate, most notably Mexico, we sometimes depend upon governmental waivers of cabotage laws. These waivers could be revoked or made more burdensome, which could result in our inability to continue our operations or materially increase the costs of operating in such foreign locations. In addition, our foreign customers are often large state-owned oil companies that have monopolies or near monopolies in their home countries. These companies sometimes impose contractual requirements or restrictions that cannot be negotiated away and that can impose significant operating risks upon us. From time to time, we have challenged these contractual actions in foreign markets, which entails significant risks.
Future results of operations depend on the long-term financial stability of our customers.
Some of the contracts we enter into for our vessels are full utilization contracts with initial terms ranging from one to five years. We enter into these long-term contracts with our customers based on a credit assessment at the time of execution. Our financial condition in any period may therefore depend on the long-term stability and creditworthiness of our customers. We can provide no assurance that our customers will fulfill their obligations under our long-term contracts and the insolvency or other failure of a customer to fulfill its obligations under such contracts could adversely affect our financial condition and results of operations.
We may be unable to attract and retain qualified, skilled employees necessary to operate our business.
Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.
In crewing our vessels, we require skilled employees who can perform physically demanding work. As a result of the recent volatility of the oil and gas industry, we have significantly reduced our mariner headcount. Additionally, as a result of such volatility, vessel employees and potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. Further, unlike the current weak market conditions, during normal market conditions, we face strong competition within the broader oilfield industry for employees and potential employees, including competition from drilling rig operators for our fleet personnel. We may have difficulty hiring employees or finding suitable replacements as needed and, once normal market conditions return, should a reduced pool of workers arise, it is possible that we would have to raise wage rates or increase our benefits offered to attract workers and to retain our current employees. In such circumstances, should we not be able to increase our service rates to our customers to compensate for wage-rate increases or recruit qualified personnel to operate our vessels at full utilization, our financial condition and results of operations may be adversely affected.
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
Covenants contained in the indenture governing our 2020 senior notes, in the indenture governing our 2021 senior notes and in the agreement governing our revolving credit facility require us to meet certain financial tests, which may limit or otherwise restrict:

•	our flexibility in operating, planning for, and reacting to changes, in our business;

•	our ability to dispose of assets, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities; and

•	our ability to obtain additional financing for working capital, refinancing of existing debt, capital expenditures, including our newbuild programs, acquisitions, general corporate and other purposes.
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
Our actual financial results might vary from those anticipated by us or by securities analysts and investors, and these variations could be material. From time to time we publicly provide various forms of guidance, which reflect our projections about future market expectations and operating performance. The numerous assumptions underlying such guidance may be impacted by factors that are beyond our control and might not turn out to be accurate. Although we believe that the assumptions underlying our projections are reasonable when such projections are made, actual results could be materially different, particularly with respect to our MPSVs.

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
In recognition of weak market conditions, we have elected to stack OSVs and MPSVs on various dates since October 1, 2014. We may choose to stack additional vessels should market conditions warrant. In connection with such stackings, we have reduced our mariner headcount significantly. Operationally, we limit the number of persons available to maintain such stacked vessels. Also, we have fewer revenue-producing units in service that can contribute to our results and contribute cash flows to cover our fixed costs and commitments. When stacked vessels return to service, we will incur previously deferred drydocking costs for regulatory recertifications and may incur costs to hire and train mariners to operate such vessels. Delay in reactivating stacked vessels and the costs and other expenses related to the reactivation of stacked vessels could have a material adverse effect on our cash flows and results of operations.
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
The terms of our 2019 convertible senior notes require us to purchase the notes for cash in the event of a fundamental change, as defined in the applicable indenture. Upon a change in control, our 2020 senior notes and our 2021 senior notes require us to repurchase such senior notes at 101% of aggregate principal. A takeover of the Company would trigger the requirement that we purchase the 2019 convertible senior notes, the 2020 senior notes and the 2021 senior notes. Furthermore, our certificate of incorporation and bylaws, Delaware corporations law, and our stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
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
Our principal properties as of December 31, 2016 are as follows:

Location	Description	Area Using Property	Owned/Leased
Covington, Louisiana, USA	Corporate Headquarters	Corporate	Leased
Hammond, Louisiana, USA	Warehouse	GoM	Owned
Port Fourchon, Louisiana, USA	Dock, Office, Warehouse, Yard	GoM	Leased
Paraiso, Tabasco, Mexico	Office	Mexico	Leased
Ciudad Del Carmen, Campeche, Mexico	Office	Mexico	Leased
Barra da Tijuca, Rio de Janeiro, Brazil	Office	Brazil	Leased
Niteroi, Rio de Janeiro, Brazil	Office	Brazil	Leased
Houston, Texas, USA	Office	GoM	Leased
In addition to the foregoing, our revenues are principally derived from our vessels described in "Item 1—Business" of this Annual Report on Form 10-K.
Item 3—Legal Proceedings

In December 2000, LEEVAC Marine Inc. (a predecessor entity to our current subsidiary Hornbeck Offshore Transportation, LLC, or HOT) was one of several companies that formed a limited liability company, SSIC Remediation, LLC, or SSIC, which conducted interim phase environmental remedial activities at the SBA Shipyards site in Jennings, Louisiana pursuant to a December 9, 2002 Order and Agreement with the EPA. In 2015, the EPA notified SSIC’s counsel of its renewed interest in the site and on September 9, 2016 published a final rule (effective October 11, 2016) adding the site to the General Superfund section of the CERCLA National Priorities List. In November 2016, HOT and nine other parties voluntarily entered into an Administrative Settlement Agreement and Order on Consent to conduct a Remedial Investigation/Feasibility Study, or RIFS, in connection with the site. HOT has accrued a liability of $0.1 million to cover expenses anticipated to be incurred with respect to conducting the RIFS. HOT’s anticipated percentage of liability for the RIFS cost and subsequent cleanup efforts with other members of the group is 4%. The Company has not made a judgment concerning the ultimate cost of clean up should it be required.

Item 4—Mine Safety Disclosures
None.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices for our common stock as reported by the NYSE during 2016 and 2015.

	2016		2015
	High	Low	High	Low
First Quarter	$12.98	$5.58	$25.40	$17.91
Second Quarter	$12.57	$7.67	$25.22	$18.64
Third Quarter	$9.62	$4.35	$20.98	$13.33
Fourth Quarter	$9.07	$3.00	$17.80	$8.23
On January 31, 2017, we had 23 holders of record of our common stock.
We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. Our current intention is to retain all additional cash that our business generates to cover all of our growth capital expenditures, commercial-related capital expenditures, annually recurring cash debt service, maintenance capital expenditures and cash income taxes. Any future payment of cash dividends or stock or debt repurchases will depend upon our financial condition, capital requirements, plans to reduce our long-term debt and our earnings, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 2020 senior notes, our 2021 senior notes and the agreement governing our revolving credit facility include restrictions on our ability to pay cash dividends on our common stock. See "Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to our consolidated financial statements for further discussion.
See "Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.
Repurchase of Common Stock
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock using different methods including, but not limited to, open-market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The timing and amount of the repurchases depends on several factors, such as market conditions, applicable legal requirements, available liquidity, the discretion of management and other appropriate factors. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. As of December 31, 2016, we had repurchased and retired 891,396 shares at an average price of $28.05 per share. The repurchased shares cost a total of $25 million and represented roughly 2.5% of our total shares outstanding prior to the commencement of the program. As of February 24, 2017, no additional shares had been repurchased.

Item 6—Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except operating and per share data)
Our selected historical consolidated financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, was derived from our audited historical consolidated financial statements prepared in accordance with GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. In 2013, we closed the sale of our Downstream segment to Genesis Marine, LLC. The historical results for the Downstream segment and the gain on the sale of that segment have been presented as discontinued operations for all periods in the Selected Historical Consolidated Financial Information presented herein. See Note 14 of the Consolidated Financial Statements for more information.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues	$224,299	$476,070	$634,793	$548,145	$463,309
Operating expenses	131,658	219,260	296,500	239,239	226,462
Depreciation and amortization	113,556	109,029	115,450	85,962	73,675
General and administrative expenses	43,358	48,297	54,245	53,428	45,178
Gain (loss) on sale of assets	54	44,060	822	1,587	(350)
Operating income (loss)	(64,219)	143,544	169,420	171,103	117,644
Loss on early extinguishment of debt	—	—	—	(25,776)	(6,048)
Interest income	1,490	1,525	1,086	2,515	2,167
Interest expense	48,675	39,496	30,733	47,352	57,869
Other income (expenses)(1)	2,052	1,005	501	(92)	185
Income (loss) before income taxes	(109,352)	106,578	140,274	100,398	56,079
Income tax expense (benefit)	(45,506)	39,757	52,367	36,320	21,384
Income (loss) from continuing operations	(63,846)	66,821	87,907	64,078	34,695
Income from discontinued operations, net of tax	—	—	618	47,315	2,322
Net income (loss)	(63,846)	66,821	88,525	111,393	37,017
Per Share Data:
Basic earnings (loss) per common share from continuing operations	$(1.76)	$1.87	$2.43	$1.79	$0.98
Basic earnings per common share from discontinued operations	—	—	0.02	1.31	0.07
Basic earnings (loss) per common share	$(1.76)	$1.87	$2.45	$3.10	$1.05
Diluted earnings (loss) per common share from continuing operations	$(1.76)	$1.84	$2.40	$1.76	$0.97
Diluted earnings per common share from discontinued operations	—	—	0.01	1.29	0.06
Diluted earnings (loss) per common share	$(1.76)	$1.84	$2.41	$3.05	$1.03
Weighted average basic shares outstanding	36,248	35,755	36,172	35,895	35,311
Weighted average diluted shares outstanding(2)	36,248	36,302	36,692	36,548	36,080
Balance Sheet Data (at period end):
Cash and cash equivalents	$217,027	$259,801	$185,123	$439,291	$576,678
Working capital(3)	225,412	279,522	254,827	447,195	360,754
Property, plant, and equipment from continuing operations, net	2,578,388	2,574,661	2,459,486	2,125,374	1,643,623
Property, plant, and equipment from discontinued operations, net	—	—	—	759	168,487
Total assets(4)	2,878,275	2,984,416	2,860,935	2,743,015	2,584,971
Total short-term debt(5)	—	—	—	—	238,071
Total long-term debt(6) (7)	1,083,710	1,070,281	1,057,487	1,045,297	833,326
Total stockholders’ equity	1,402,996	1,446,163	1,370,765	1,295,428	1,165,845
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	$53,050	$215,843	$163,106	$207,067	$128,865
Investing activities	(97,011)	(141,349)	(401,515)	(526,630)	(255,323)
Financing activities	198	1,023	(19,664)	(61,344)	334,391
Net cash provided by (used in) discontinued operations:
Operating activities	$—	$—	$2,374	$15,368	$13,847
Investing activities	—	—	1,638	228,689	(1,772)
Other Financial Data (unaudited):
EBITDA(8)	$51,389	$253,578	$285,371	$231,197	$185,456
Capital expenditures	97,535	293,349	408,693	542,651	258,325
Other Operating Data (unaudited)(9):
Average number of new generation OSVs(10)	61.9	60.0	57.4	50.7	51.0
Average number of active new generation OSVs(11)	20.6	42.0	56.6	50.3	48.3
Average new generation OSV fleet capacity (DWT)	218,854	206,030	177,033	132,564	128,190
Average new generation OSV vessel capacity (DWT)	3,535	3,436	3,076	2,609	2,514
Average new generation OSV utilization rate(12)	25.2%	54.4%	79.6%	83.7%	83.2%
Effective new generation OSV utilization rate (13)	75.7%	77.8%	80.7%	84.4%	87.8%
Average new generation OSV dayrate(14)	$25,233	$26,278	$27,416	$26,605	$23,445
Effective dayrate(15)	$6,359	$14,295	$21,823	$22,268	$19,506

(1)	Represents other operating income and expenses, including equity in income from investments and foreign currency transaction gains or losses.

(2)
For the year ended December 31, 2016, due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing rights to acquire 975 shares of common stock. For the year ended December 31, 2015, the Company had 322 anti-dilutive stock options. For the years ended December 31, 2014, 2013 and 2012, the Company had no anti-dilutive stock options. See Note 3 of our consolidated financial statements for more information about diluted shares outstanding.

(3)	Includes working capital (deficit) from discontinued operations in the amount of $470, $1,461, and $(1,750) as of December 31, 2014, 2013, and 2012, respectively.

(4)	Includes total assets from discontinued operations in the amount of $470, $2,337, and $176,277 as of December 31, 2014, 2013 and 2012, respectively.

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

(6)
Excludes original issue discount associated with our 2017 senior notes in the amount of $4,771 as of December 31, 2012; and imputed original issue discount associated with our 2019 convertible senior notes in the amount of $31,093, $41,600, $51,528, $60,908 and $69,699 as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(7)
Excludes deferred financing costs associated with our 2017 senior notes in the amount of $3,702 as of December 31, 2012; and deferred financing costs associated with our 2019 convertible senior notes in the amount of $3,061, $4,095, $5,073, $5,996 and $6,801 as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively; and deferred financing costs associated with our 2020 senior notes in the amount of $3,025, $3,944, $4,863, $5,782 and $6,701 as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively; and deferred financing costs associated with our 2021 senior notes in the amount of $4,111, $5,080, $6,049, $7,017 as of December 31, 2016, 2015, 2014 and 2013, respectively.

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

(10)
We owned 62 new generation OSVs as of December 31, 2016. Our average number of new generation OSVs for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, reflect the deliveries of certain vessels under our fourth and fifth OSV newbuild programs. Please refer to Our Vessels on page 7 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data is one conventional OSV, which was sold during 2016 that was considered a non-core asset.

(11)
In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates in 2009 and 2010. Based on improved market conditions, we had re-activated all of our stacked new generation OSVs by June 30, 2013. During 2014, we experienced weak market conditions for which we elected to stack certain of our new generation OSVs on various dates during the fourth quarter of 2014 and throughout 2015 and 2016.

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

(15)	Effective dayrate represents the average dayrate multiplied by the average new generation utilization rate.

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

The following table provides the detailed components of EBITDA from continuing operations as we define that term for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 respectively (in thousands).

	Year Ended December 31,
	2016	2015	2014	2013	2012
Components of EBITDA:
Income (loss) from continuing operations	$(63,846)	$66,821	$87,907	$64,078	$34,695
Interest, net:
Debt obligations	48,675	39,496	30,733	47,352	57,869
Interest income	(1,490)	(1,525)	(1,086)	(2,515)	(2,167)
Total interest, net	47,185	37,971	29,647	44,837	55,702
Income tax expense (benefit)	(45,506)	39,757	52,367	36,320	21,384
Depreciation	93,071	82,566	71,301	55,332	52,005
Amortization	20,485	26,463	44,149	30,630	21,670
EBITDA	$51,389	$253,578	$285,371	$231,197	$185,456
The following table reconciles EBITDA from continuing operations to cash flows provided by operating activities for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 respectively (in thousands).

	Year Ended December 31,
	2016	2015	2014	2013	2012
EBITDA Reconciliation to GAAP:
EBITDA	$51,389	$253,578	$285,371	$231,197	$185,456
Cash paid for deferred drydocking charges	(3,978)	(13,267)	(43,609)	(35,875)	(39,211)
Cash paid for interest	(50,152)	(50,492)	(50,548)	(53,636)	(38,597)
Cash paid for taxes	(3,732)	(4,808)	(5,679)	(4,537)	(1,332)
Changes in working capital	50,351	65,415	(32,213)	33,458	3,571
Stock-based compensation expense	9,983	10,293	10,324	11,888	10,805
(Gain) loss on sale of assets	(54)	(44,060)	(822)	(1,587)	350
Loss on early extinguishment of debt	—	—	—	25,776	6,048
Changes in other, net	(757)	(816)	282	383	1,775
Cash flows provided by continuing operations	$53,050	$215,843	$163,106	$207,067	$128,865
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
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2016	2015	2014	2013	2012
Loss on early extinguishment of debt	$—	$—	$—	$25,776	$6,048
Stock-based compensation expense	9,983	10,293	10,324	11,914	10,891
Interest income	1,490	1,525	1,086	2,515	2,167

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
General
During 2016, oil prices averaged $43 per barrel. The drop in oil price, from $84 in October 2014, is due to surplus oil, driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply, coupled with OPEC suppliers in the Middle East and Russia not reducing their output. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. As a result of lower oil prices, major and independent oil companies with deepwater operations have significantly reduced their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization. In November 2016, OPEC announced an agreement for its members to reduce production beginning in 2017 in an effort to reduce the global surplus of oil. Other oil producing nations agreed to voluntary cuts as well. While the announcement has resulted in a recent increase in oil prices above $50 per barrel, it remains to be seen whether OPEC and non-OPEC countries will comply with their announced agreement to lower production. In addition, the recent increase in prices has incentivized some U.S. shale oil producers to increase their production which may offset all or part of the cuts implemented by OPEC members. Consequently, the recent increase in oil prices may not be sustainable during 2017.
The principal issue facing the industry at this time is the ultimate duration of the current downturn. While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Even in light of the currently reduced level of EBITDA generation, our cash on hand provides a healthy liquidity cushion through the end of 2018. However, we do not believe that our current cash on hand, revolving credit availability and cash generated from operations under current market conditions will be sufficient to repay all three tranches of our $1,125.0 million of principal amount in funded debt that begins to mature in September 2019, without refinancing or restructuring some or all of such debt.
In the GoM, nine high-spec OSVs have been delivered into the domestic market during 2016, including one of our own. We expect an additional 13 high-spec OSVs to be delivered into domestic service through 2018. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 207 of such vessels by the end of 2018. During the fourth quarter of 2016, there was an average of roughly 36 floating rigs available in the GoM, while an average of 23.2 were working. As of February 15, 2017, there were 37 rigs available and 24 were working. However, 10 floating rigs have contracts that will expire during 2017. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We expect four new rigs to arrive in the GoM during 2017. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin, if at all. In the market place, we continue to observe operators shortening or canceling rig contracts, which we believe will further reduce demand for vessels. Given these market conditions, we anticipate our average dayrates and utilization levels will continue to be depressed during 2017. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We feel that once the current supply and demand fundamentals return to normal conditions our results from operations will improve.
In recognition of these weak market conditions, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of December 31, 2016, we had 44 OSVs and two MPSVs stacked. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. These 46 stacked vessels represent 66% of our fleetwide vessel headcount, or 52% of our total OSV and MPSV deadweight tonnage. By stacking vessels, we expect to significantly reduce our cash outlays and lower our risk profile; however, we will have fewer revenue-producing units in service that can contribute to our results and contribute cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our current active fleet of 24 vessels in the market and to accept contracts at the best available terms even if such contracts are below our cash break even cost of operations.
In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the Mexican deepwater GoM given the current oil price environment. PEMEX budget reductions have resulted in contract cancellations, drastically curtailing the number of our vessels operating in Mexico from 2015 levels. During 2016, six of our Mexican-flagged vessels were stacked. Nevertheless, we consider Mexico to be a long-term market for our services, especially in light of energy reforms being carried out there. Despite current oil prices, 26 companies were pre-approved as bidders for the first-ever Mexican deepwater lease auction, which occurred in December 2016. We continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there.
In Brazil, Petrobras has moved towards an "all Brazilian flag" vessel fleet, which has limited opportunities in Brazil for foreign-flagged vessels, except where highly specialized services are required. In January 2016, we placed one of our newbuild HOSMAX 310 class OSVs into Brazilian registry and have imported that vessel into Brazil. In October 2016, Brazil enacted new legislation that will allow international oil companies to participate as operators of pre-salt offshore developments, reversing a policy that reserved these properties to Petrobras, exclusively. By doing so, the Brazilian government has created the possibility that foreign operators might spur additional exploration and development activity that has been dampened by low oil prices and Petrobras' difficulties.
Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for eight foreign-flagged new generation OSVs, one foreign-flagged well-stimulation vessel and two foreign-flagged MPSVs. As of December 31, 2016, our 18 active new generation OSVs, six MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	17
Other U.S. coastlines(1)	6
23
Foreign
Brazil	1
Mexico	1
Middle East	1
Other Latin America	2
5
Total Active Vessels(2)	28

(1)	Comprised of two owned vessels and four managed vessels that are currently supporting the military.

(2)	Excluded from this table are 44 OSVs and two MPSVs that were stacked as of December 31, 2016.
OSV Newbuild Program #5. In February 2016, we announced the expansion of our fifth OSV newbuild program to enhance the four then-remaining vessels to be delivered as MPSVs. These enhancements include additional accommodations, additional ROV workspaces, additional crane lifting capacities and, for each of the final two MPSVs, the addition of a 60-foot mid-body section. Our fifth OSV newbuild program now consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of February 15, 2017, we had delivered and placed in service 22 vessels under such newbuild program. Delivery of the two remaining vessels under this 24-vessel domestic newbuild program is expected to occur during the first and third quarters of 2018. We expect to own 62 new generation OSVs and to manage four vessels for the U.S. Navy, as of December 31, 2017. These aggregate OSV vessel additions result in a projected average new generation OSV fleet complement of 62.0 for fiscal year 2017. With the addition of the two MPSVs, we expect to own ten MPSVs as of December 31, 2018. These MPSV additions result in a projected average MPSV fleet complement of 8.0, 9.3 and 10.0 vessels for the fiscal years 2017, 2018 and 2019, respectively. The aggregate cost of our fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,335.0 million, approximately 94.7% of which has already been incurred. For further information regarding our fifth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.

Operating Costs
Our operating costs are primarily a function of fleet size, areas of operations and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization. As of December 31, 2016, we had 46 stacked vessels. By removing these vessels from our active operating fleet, we have been able to significantly reduce our operating costs, including crew costs. If market conditions worsen, we may elect to stack additional vessels. Our fixed operating costs are now spread over 24 owned and operated vessels and four vessels managed for the U.S. Navy.
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
In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections and maintenance and repairs necessary to ensure compliance with applicable regulations and to maintain certifications for our vessels with the USCG and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a disproportionately large number of drydockings in a particular fiscal period, comparability of results may be affected. While we can defer required drydockings of stacked vessels, we will be required to conduct such deferred drydockings prior to such vessels returning to service, which could delay their return to active service.
Critical Accounting Estimates
Our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. We believe that of our significant accounting policies discussed in Note 2 to our consolidated financial statements, the following may involve estimates that are inherently more subjective.
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
We presently review our vessels for impairment using the following asset groups: New Generation OSVs and MPSVs. Management has concluded that these groupings are appropriate because our vessels are highly relevant and mobile and are consistent based on the operating and marketing characteristics desired by our customers. When analyzing asset groups for impairment, we consider both historical and projected operating cash flows, operating income, and EBITDA based on current operating environment and future conditions that we can reasonably anticipate, such as inflation or prospective wage costs. These projections are based on, but not limited to, job location, current and historical market dayrates included in recent sales proposals, utilization and contract coverage; along with anticipated market drivers, such as drilling rig movements, results of offshore lease sales and discussions with our customers regarding their ongoing drilling plans. We also consider recent vessel sales and recent vessel appraisals.

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
During the second quarter of 2016, we identified indicators of impairment relating to our vessels. As required by current accounting guidance, we calculated the undiscounted cash flows using a probability weighted forecast for each of our asset groups over their respective remaining useful lives. The total of the undiscounted cash flows was greater than the net book values of our asset groups and, therefore, we concluded that we did not have an impairment to our long-lived assets as of June 30, 2016. In the development of the undiscounted cash flows, in addition to the previously discussed considerations above and in light of current market conditions, we estimate the length of time it takes for the market to absorb our stacked vessels and return those vessels to active status. Any significant revisions to this estimate has the greatest impact in the development of the undiscounted cash flows. If the estimate of the return to active status for our stacked vessels were to be two years longer than its current estimate, the undiscounted cash flows would decrease by approximately 10%, but would still be greater than the respective net book values. See Note 5 to our consolidated financial statements included herein for further discussion. We have not observed any additional indicators of impairment related to our vessels subsequent to June 30, 2016 and we believe that the assumptions used in our undiscounted cash flow analysis continue to be reasonable under current market conditions. We will continue to closely monitor market conditions and potential impairment indicators as long as this market downturn persists.
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
Income Taxes. We follow accounting standards for income taxes that require the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss carryforwards and foreign tax credit (FTC) carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future prior to their expiration. We continue to review our projected operating results related to the realization of these FTC carryforwards and recently concluded that it is more likely than not we may not realize the full benefit of our FTC carryforwards that are scheduled to expire in 2019. Accordingly, during the fourth quarter of 2016, we recorded a valuation allowance of $2.3 million to reflect the potential inability to fully utilize these credits. In addition, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in general and administrative expenses.
Stock-Based Compensation Expense. All equity-settled share-based payments to employees and directors, including grants of stock options and restricted stock units, are recognized over the vesting period in the income statement based on their fair values at the date of grant. All cash-settled share-based payments to employees and directors are recognized in the income statement based on their fair values at the end of the reporting period over their vesting period.
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
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our owned new generation OSVs and the average number and size of such vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below is the results of operations for our MPSVs, our shore-base facility, and vessel management services, including the four vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accomodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our eight MPSVs.

	Years Ended December 31,
	2016	2015	2014
Offshore Supply Vessels:
Average number of new generation OSVs(1)	61.9	60.0	57.4
Average number of active new generation OSVs(2)	20.6	42.0	56.6
Average new generation OSV fleet capacity (DWT)	218,854	206,030	177,033
Average new generation OSV capacity (DWT)	3,535	3,436	3,076
Average new generation OSV utilization rate(3)	25.2%	54.4%	79.6%
Effective new generation OSV utilization rate(4)	75.7%	77.8%	80.7%
Average new generation OSV dayrate(5)	$25,233	$26,278	$27,416
Effective dayrate(6)	$6,359	$14,295	$21,823

(1)
We owned 62 new generation OSVs as of December 31, 2016. Our average number of new generation OSVs for the year ended December 31, 2016 reflects the deliveries of certain vessels under our fifth OSV newbuild program. Please refer to Our Vessels on page 7 of this Form 10-K for more information about vessel names and placed in-service dates.

(2)
In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates since October 2014. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

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

(6)	Effective dayrate represents the average dayrate multiplied by the average new generations utilization rate.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015
Summarized financial information for the fiscal years ended December 31, 2016 and 2015, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$151,612	$298,574	$(146,962)	(49.2)%
Foreign	38,824	147,808	(108,984)	(73.7)%
	190,436	446,382	(255,946)	(57.3)%
Non-vessel revenues	33,863	29,688	4,175	14.1%
	224,299	476,070	(251,771)	(52.9)%
Operating expenses	131,658	219,260	(87,602)	(40.0)%
Depreciation and amortization	113,556	109,029	4,527	4.2%
General and administrative expenses	43,358	48,297	(4,939)	(10.2)%
	288,572	376,586	(88,014)	(23.4)%
Gain on sale of assets	54	44,060	(44,006)	(99.9)%
Operating income (loss)	(64,219)	143,544	(207,763)	>(100.0)%
Interest expense	48,675	39,496	9,179	23.2%
Interest income	1,490	1,525	(35)	(2.3)%
Income tax expense (benefit)	(45,506)	39,757	(85,263)	>(100.0)%
Net income (loss)	$(63,846)	$66,821	$(130,667)	>(100.0)%

Revenues. Revenues for 2016 decreased by $251.8 million, or 52.9%, to $224.3 million compared to $476.1 million for 2015. Our weighted-average active operating fleet for 2016 was approximately 27 vessels compared to 48 vessels for 2015.
Vessel revenues decreased $255.9 million, or 57.3%, to $190.4 million for 2016 compared to $446.4 million for 2015. The decrease in vessel revenues primarily resulted from weak market conditions in the GoM, which led to our decision to stack new generation OSVs on various dates during fiscal 2016 and fiscal 2015. For 2016, we had an average of 41.3 OSVs stacked compared to an average of 18.0 OSVs stacked in the prior year. This decrease in vessel revenues was partially offset by $12.7 million in revenues earned from the full or partial-period contribution of eight vessels that were placed in service under our fifth OSV newbuild program since December 2014. Revenue from our MPSV fleet decreased $88.2 million, or 65.5%, for 2016 compared to 2015. Average new generation OSV dayrates were $25,233 for 2016 compared to $26,278 for 2015, a decrease of $1,045, or 4.0%. Our new generation OSV utilization was 25.2% for 2016 compared to 54.4% for 2015. This decrease in utilization is primarily due to weak market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during 2016 compared to 2015. Our new generation fleet of OSVs incurred 169 days of aggregate downtime for regulatory drydockings and certain vessels were stacked for an aggregate of 15,111 days during 2016. Excluding stacked vessel days, our new generation OSV effective utilization was 75.7% and 77.8% during the twelve months ended December 31, 2016 and 2015, respectively. Domestic vessel revenues decreased $147.0 million during 2016 compared to 2015 primarily due to lower effective dayrates earned by vessels operating in our fleet during the twelve months ended December 31, 2016 and the stacking of vessels since December 2014. Foreign vessel revenues decreased $109.0 million primarily due to an average of 11 OSVs and one MPSV that relocated to the GoM from foreign regions or have been stacked on various dates since December 2014. Foreign vessel revenues comprised 20.4% of our total vessel revenues for 2016 compared to 33.1% for 2015.
Non-vessel revenues increased $4.2 million, or 14.1%, to $33.9 million for 2016 compared to $29.7 million for 2015. The increase in non-vessel revenues is primarily due to the full period contribution of management services provided to the four vessels sold to the U.S Navy during 2015.

Operating expenses. Operating expenses were $131.7 million, a decrease of $87.6 million, or 40.0%, for 2016 compared to $219.3 million for 2015. Operating expenses were primarily driven lower by vessels that were removed from our active fleet count since December 2014, which resulted in a substantial reduction in mariner headcount, and multiple reductions to active mariner pay levels since December 2014. This decrease was partially offset by $9.9 million of operating costs related to the full or partial-period contribution from vessels added to our fleet since December 2014. Aggregate cash operating expenses are projected to be in the range of $115.0 million to $130.0 million for 2017. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $113.6 million was $4.5 million, or 4.2%, higher for 2016 compared to 2015. Depreciation increased by $10.5 million primarily due to the contribution of eight vessels that were placed in service on various dates since December 2014. The depreciation increase was partially offset by a decrease in amortization expense of $6.0 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to increase from current levels when the two remaining vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked.
General and Administrative Expenses. General and administrative expenses of $43.4 million, or 19.3% of revenues, was $4.9 million lower, during 2016 compared to 2015. The decrease in G&A expense was primarily due to lower shoreside compensation expense. Shoreside compensation expense was lower due to workforce reductions that were implemented in late 2015 and during 2016, as well as lower short-term incentive compensation expense. Our general and administrative expenses are expected to be in the approximate range of $43.0 to $48.0 million for 2017.
Gain on Sale of Assets. During 2015, we completed the sale of four 250EDF class OSVs to the U.S. Navy for cash consideration of $152.0 million. The sale resulted in a pre-tax gain of approximately $44.1 million ($27.6 million after-tax or $0.76 per diluted share).
Operating Income (Loss). Operating income decreased by $207.8 million to an operating loss of $(64.2) million during 2016 compared to 2015 for the reasons discussed above. Operating loss as a percentage of revenues was (28.6)% for 2016 compared to an operating income margin of 30.2% for 2015. Excluding the gain on sale of assets, our operating income for 2015 would have been $99.5 million, or 20.9% of revenues.
Interest Expense. Interest expense of $48.7 million increased $9.2 million during 2016 compared to 2015 primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance under our newbuild program in 2016. During 2016, we recorded $16.7 million of capitalized construction period interest, or roughly 25.5% of our total interest costs, compared to having $24.7 million, or roughly 38.5% of our total interest costs, for 2015.
Interest Income. Interest income was $1.5 million for fiscal 2016 and for fiscal 2015. Our average cash balance decreased to $237.5 million for 2016 compared to $269.9 million for 2015. The average interest rate earned on our invested cash balances was approximately 0.6% and 0.5% during fiscal years 2016 and 2015, respectively. The decrease in average cash balance was primarily due to cash outflows associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2016 compared to the prior-year period.
Income Tax Expense (Benefit). Our effective tax (benefit) rate was (41.6)% and 37.3% for 2016 and 2015, respectively. Our income tax expense for each year primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. Our benefit rate for fiscal 2016 was higher than the tax rate in the prior year due to a favorable tax election we made in our 2015 federal income tax return filed in the fourth quarter of 2016. We anticipate our tax rate for fiscal 2017 will be approximately 35%.
Net Income (Loss). Operating performance decreased year-over-year by $130.7 million for a reported net loss of $(63.8) million for 2016 compared to net income of $66.8 million for 2015. Excluding the gain on sale of assets, net income would have been $39.2 million for 2015. This decrease in net income for 2016 was primarily driven by lower revenues due to weak market conditions discussed above and the reduction of active vessels in our operating fleet.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014
Summarized financial information for the fiscal years ended December 31, 2015 and 2014, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$298,574	$477,498	$(178,924)	(37.5)%
Foreign	147,808	144,479	3,329	2.3%
	446,382	621,977	(175,595)	(28.2)%
Non-vessel revenues	29,688	12,816	16,872	>100.0%
	476,070	634,793	(158,723)	(25.0)%
Operating expenses	219,260	296,500	(77,240)	(26.1)%
Depreciation and amortization	109,029	115,450	(6,421)	(5.6)%
General and administrative expenses	48,297	54,245	(5,948)	(11.0)%
	376,586	466,195	(89,609)	(19.2)%
Gain on sale of assets	44,060	822	43,238	>100.0%
Operating income	143,544	169,420	(25,876)	(15.3)%
Interest expense	39,496	30,733	8,763	28.5%
Interest income	1,525	1,086	439	40.4%
Income tax expense	39,757	52,367	(12,610)	(24.1)%
Income from continuing operations	66,821	87,907	(21,086)	(24.0)%
Income from discontinued operations, net of tax	—	618	(618)	(100.0)%
Net income	$66,821	$88,525	$(21,704)	(24.5)%

Revenues. Revenues for 2015 decreased by $158.7 million, or 25.0%, to $476.1 million compared to $634.8 million for 2014. Our weighted-average active operating fleet for 2015 was approximately 48 vessels compared to 61 vessels for 2014.
Vessel revenues decreased $175.6 million, or 28.2%, to $446.4 million for 2015 compared to $622.0 million for 2014. The decrease in vessel revenues primarily resulted from weak market conditions in the GoM, which led to our decision to stack 28 new generation OSVs on various dates between October 1, 2014 and December 31, 2015. For 2015, we had an average of 18.0 vessels stacked compared to 0.8 vessels stacked in the prior year. This decrease in vessel revenues was partially offset by $54.0 million in revenues from the full or partial-period contribution of 14 vessels that were placed in service under our fifth OSV newbuild program since December 2013. Revenue from our MPSV fleet decreased $40.7 million, or 23.2%, for 2015 compared to 2014. Average new generation OSV dayrates were $26,278 for 2015 compared to $27,416 for 2014, a decrease of $1,138, or 4.2%. Our new generation OSV utilization was 54.4% for 2015 compared to 79.6% for 2014. This decrease in utilization is primarily due to weak spot market conditions for our high-spec OSVs operating in the GoM and the incremental vessels that were stacked during 2015 compared to 2014. Our new generation OSVs incurred 238 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 6,587 days during 2015. Excluding stacked vessel days, our new generation OSV effective utilization was 77.8% and 80.7% during 2015 and 2014, respectively. Domestic vessel revenues decreased $178.9 million during 2015 compared to 2014 due to lower dayrates earned by vessels operating in our fleet during 2015 and the stacking of vessels in late 2014 through 2015. Foreign vessel revenues increased by $3.3 million primarily due to the full or partial-period contribution of 11 OSVs and two MPSVs that relocated to foreign regions on various dates since 2013. Foreign vessel revenues comprised 33.1% of our total vessel revenues for 2015 compared to 23.2% for 2014.
Non-vessel revenues increased $16.9 million, or 131.6%, to $29.7 million for 2015 compared to $12.8 million for 2014. The increase in non-vessel revenues is primarily due to incremental revenues associated with management services provided to the four vessels sold to the U.S Navy during 2015 compared to 2014.

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
General and Administrative Expenses. General and administrative expenses of $48.3 million decreased by $5.9 million, or 11.0%, during 2015 compared to 2014. This decrease in G&A expenses was primarily due to lower shoreside compensation and short-term incentive compensation expense and a reduction in bad debt reserves. General and administrative expenses as a percentage of revenues were 10.1% for 2015 compared to 8.5% for 2014.
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
Operating Income. Operating income decreased by $25.9 million to $143.5 million during 2015 compared to 2014 for the reasons discussed above. Operating income as a percentage of revenues was 30.2% for 2015 compared to 26.7% for 2014. Excluding gain on sales of assets, our operating income for 2015 would have been $99.5 million, or 20.9% of revenues and for 2014 would have been $168.6 million, or 26.6% of revenues.
Interest Expense. Interest expense increased $8.8 million during 2015 compared to 2014 primarily due to capitalizing a lower percentage of interest compared to the prior year. During 2015, we capitalized interest of $24.7 million, or roughly 38% of our total interest costs, compared to capitalized interest of $33.2 million, or roughly 52% of our total interest costs, for 2014.
Interest Income. Interest income increased by $0.4 million to $1.5 million for 2015 compared to $1.1 million for 2014. Our average cash balance decreased to $269.9 million for 2015 compared to $307.9 million for 2014. The average interest rate earned on our invested cash balances was approximately 0.5% and 0.4% during 2015 and 2014, respectively. The decrease in average cash balance was primarily due to cash outflows associated with our fifth OSV newbuild program in 2014 and 2015 and lower revenue earned by active vessels operating in our fleet. These decreases were partially offset by cash inflows from the sale of four vessels to the U.S. Navy in 2015.
Income Tax Expense. Our effective tax rate was 37.3% for 2015 and 2014. During 2015 and 2014, our income tax expense primarily consisted of deferred taxes. Our income tax rate is different from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Income from Continuing Operations. Operating performance decreased year-over-year by $21.1 million for reported income from continuing operations of $66.8 million for 2015 compared to $87.9 million for 2014. Excluding gains on sale of assets from both periods presented, income from continuing operations would have been $39.2 million for 2015 compared to $87.4 million for 2014. This decrease in income from continuing operations for 2015 was primarily driven by lower revenues due to weak market conditions discussed above that were partially offset by the gain on sale of four vessels to the U.S. Navy in 2015.

Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for 2017.
We have reviewed all of our debt agreements, including our revolving credit facility as amended in July 2016, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the short- and long-term viability of our business model. To date, our liquidity has been impacted by such volatility through lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand should be sufficient to fund our operations and commitments at least through the end of 2018, which is the end of our current guidance period, without drawing on our revolving credit facility. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, under existing market conditions, we do not currently expect to have sufficient liquidity to repay the principal of these three tranches of funded unsecured debt outstanding when they mature, without refinancing or restructuring some or all of such debt. While we anticipate addressing these balances in advance of their respective maturities, refinancing in the current climate is not likely to be achievable on terms that are in-line with our historic cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.
As of December 31, 2016, we had total cash and cash equivalents of $217.0 million. On July 29, 2016, we amended our existing revolving credit facility and as of February 24, 2017, we remain in compliance with all covenants under such facility. The amended facility provides continued access to a reduced level of standby liquidity for working capital and general corporate purposes, including acquisitions, newbuild and conversion programs and other capital expenditures. The borrowing base of the amended credit facility was reduced from $300.0 million to $200.0 million. Among other things, the amended revolving credit facility limits our cash balance to $50 million at any time the facility is drawn, increases the minimum liquidity (cash and revolver availability) level required for prepayment of our 2019 convertible senior notes, 2020 senior notes, and 2021 senior notes from $100 million to $150 million, and increases the minimum liquidity level required to permit a merger, formation or acquisition of a subsidiary or an investment (other than certain permitted investments) from $20 million to $100 million. The amended facility also increased the unused commitment fee to 50 basis points for all pricing levels and the London Interbank Offered Rate, or LIBOR, spreads for funded borrowings to a new range of 225 basis points to 325 basis points. The minimum collateral-to-loan value ratio under the amended facility was restored to its prior level of 200% of the borrowing base, which had been reduced to 150% of the borrowing base when the facility was amended and extended in February 2015. Accordingly, the number of vessels pledged as collateral was increased from 10 OSVs valued in excess of $450 million to 12 OSVs valued in excess of $400 million. None of our remaining assets have been granted as security. The amended credit facility reduced the minimum interest coverage ratio from 3.00x to 1.00x with step-ups to 1.25x in the third quarter of 2018 and 1.50x in the first quarter of 2019 and delayed the step-down in the total debt-to-capitalization ratio from 55% to 50% by six quarters to the third quarter of 2018. We have the option of making a one-time election to suspend the interest coverage ratio for a holiday period of no more than four quarters, ending no later than the fourth quarter of 2017, with a single permitted rescission. We project that we will elect to utilize this interest coverage holiday during fiscal 2017. If we elect to exercise the interest coverage holiday, then the borrowing base will be capped at $75 million during the period of the holiday and the LIBOR spreads for funded borrowings will be increased by an additional 50 basis points during and after the holiday. For additional information with respect to other changes to our revolving credit facility, please refer to Note 6 of our consolidated financial statements included herein and the First Amendment to Second Amended and Restated Credit Agreement referenced as an exhibit to this Form 10-K. The full undrawn amount of such facility is available for all uses of proceeds, including working capital, if necessary, except during an interest coverage ratio holiday, when the borrowing base will be capped at $75 million, and subject to the anti-cash hoarding provision discussed above. If we were not able to maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility would not be available to us.
On October 28, 2014, our Board of Directors authorized us to repurchase up to $150 million in shares of our common stock from time to time, $25 million of which was used to buy-back 891,396 shares during the fourth quarter of 2014. There were no such repurchases during 2016 or 2015. In addition to the foregoing, we may, subject to market conditions and our other strategic options, from time to time amend, extinguish or repurchase our outstanding debt securities or exchange them for other debt or equity securities or loans. While we have an authorized share repurchase program, we currently intend, subject to market conditions, to prioritize our cash usage appropriate to the current market cycle, our longer term commitments and our strategic objectives.
Although in current market conditions, we were still able to generate positive cash flows from operating activities in 2016, events beyond our control, such as sustained low prices for oil and natural gas, a further significant decline in such commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the "Forward Looking Statements" on page ii and "Item 1A—Risk Factors" of this Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows in the future. Should the need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets. See further discussion in the Contractual Obligations section below.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $53.1 million in 2016, $215.8 million in 2015, and $163.1 million in 2014. Operating cash flows in 2016 were unfavorably affected by weak market conditions for our vessels operating worldwide, which led to a decline in our weighted-average active operating fleet from 48 to 27 vessels. Operating cash flows in 2015 were favorably impacted by a reduction in outstanding accounts receivable balances combined with lower cash outflows for regulatory drydocking expenses compared to the prior year, partially offset by lower cash inflows from weak market conditions. Cash flows from operations for 2015 reflect full or partial-period contributions from 14 vessels that were placed in service under our fifth OSV newbuild program on various dates during 2014 and 2015. Operating cash flows in 2014 included the impact of $43.6 million of costs related to regulatory recertifications for our vessels. Operating cash flows in 2014 were unfavorably affected by the weak market conditions for our OSVs operating in the GoM, partially offset by the full or partial-period contributions from 14 vessels that were placed in service under our fifth OSV newbuild program on various dates during 2014.
Investing Activities. Net cash used in investing activities was $97.0 million in 2016, $141.3 million in 2015, and $401.5 million in 2014. Cash used in 2016 consisted mainly of construction costs incurred for our fifth OSV newbuild program. Cash used in 2015 consisted of construction costs incurred for our fifth OSV newbuild program partially offset by $152.0 million in aggregate proceeds from the sale of four 250EDF class OSVs to the U.S. Navy. The proceeds from the asset sale have been reinvested in the construction of vessels under our fifth OSV newbuild program. Cash used during 2014 primarily consisted of construction costs incurred for our fifth OSV newbuild program and capital improvements made to our existing operating fleet, partially offset by $7.2 million in aggregate net cash proceeds from the sale of non-core assets.
Financing Activities. Net cash provided by (used in) financing activities was $0.2 million in 2016, $1.0 million in 2015, and $(19.7) million in 2014. Net cash provided by financing activities in 2016 resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive plans, partially offset by deferred financing costs related to the amendments of our existing revolving credit facility. Net cash provided by financing activities in 2015 resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive plans, partially offset by deferred financing costs related to the amendment and extension of our existing $300 million revolving credit facility. Net cash used in financing activities for 2014 primarily resulted from the repurchase of our common stock. See Note 7 to our consolidated financial statements for further information regarding the common stock repurchase.
Discontinued Operations. Net cash provided by discontinued operations related to our former Downstream segment's tug and tank barge business was $4.0 million in 2014. Net cash provided by discontinued operations in 2014 primarily resulted from the sale of our final three older, lower-horsepower tugs. See Note 14 for further discussion regarding Discontinued Operations. The proceeds from the asset sale have been reinvested in the construction of vessels under our fifth OSV newbuild program.

Commitments and Contractual Obligations
The following table sets forth our aggregate contractual obligations as of December 31, 2016 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Vessel construction commitments(1)	$70,849	$25,878	$44,971	$—	$—
5.000% senior notes due 2021(2)	450,000	—	—	450,000	—
5.875% senior notes due 2020(3)	375,000	—	—	375,000	—
1.500% convertible senior notes due 2019(4)	300,000	—	300,000	—	—
Interest payments(5)	191,860	49,031	98,063	44,766	—
Operating leases(6)	37,254	2,826	4,786	4,980	24,662
Total	$1,424,963	$77,735	$447,820	$874,746	$24,662

(1)
Vessel construction commitments reflect contractual milestone payments for our fifth OSV newbuild program. The total project costs for the currently contracted 24-vessel program are expected to be $1,335.0 million, excluding capitalized construction period interest. From the inception of this program through December 31, 2016, we have incurred $1,264.0 million, or 94.7%, of total expected project costs.

(2)	Our 2021 senior notes, with a fixed interest rate of 5.000% per year, mature on March 1, 2021 and currently include $4,111 of deferred financing costs.

(3)	Our 2020 senior notes, with a fixed interest rate of 5.875% per year, mature on April 1, 2020 and currently include $3,025 of deferred financing costs.

(4)
Our 2019 convertible senior notes, with a fixed interest rate of 1.500% per year, mature on September 1, 2019 and currently include $31,093 of non-cash original issue discount and $3,061 of deferred financing costs. Holders of the convertible senior notes may require that such notes be repurchased at their option pursuant to certain types of corporate transactions described in Note 6 of our consolidated financial statements included herein. The debt maturities reflected in the table above assume that the holders of our convertible senior notes do not require that such notes be repurchased prior to their maturity in September 2019.

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

(6)
Included in operating leases are commitments for a shore-base port facility, office space, and office equipment. See “Item 2—Properties” for additional information regarding our leased office space and other facilities.

Debt
As of December 31, 2016, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $3,025 (1)	$371,975	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $4,111 (1)	445,889	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $31,093 and deferred financing costs of $3,061	265,846	6.23%	2,300	March 1 and September 1
	$1,083,710

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

On July 29, 2016, we amended our existing revolving credit facility. The amended revolving credit facility remains undrawn as of February 24, 2017. With the revolving credit facility, we have the option of borrowing at a variable rate of interest equal to (i) LIBOR plus a margin of 2.25% to 3.25% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the borrowing base of the new revolving credit facility, based on the defined total debt-to-capitalization ratio. For additional information with respect to our amended revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 6 of our consolidated financial statements included herein.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. Based on our financial ratios for the year ended December 31, 2016, the full amount of the undrawn borrowing base under our revolving credit facility is available to us for all uses of proceeds, including working capital, if necessary. For the year ended December 31, 2016, we were in compliance with all of our debt covenants. If we do not maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility will not be available to us. However, the recent amendment added greater flexibility under applicable covenants, subject to the anti-cash hoarding provision that limits our cash balance to no more than $50.0 million at any time the facility is drawn and has a balance outstanding, and to the reduced borrowing base applicable during the period of any interest coverage holiday, should we elect to utilize such a holiday. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the year ended December 31, 2016 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Year Ended December 31, 2016	Incurred Since Inception	Estimated Program Totals(1)	Actual/Projected Delivery Dates(1)
Growth Capital Expenditures:
OSV Newbuild Program #5(2)	$62.4	$1,264.0	$1,335.0	2Q2013-3Q2018

(1)
Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitations, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild program represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Actual and projected delivery dates correspond to the first and last vessels that were contracted with shipyards for construction and delivery under our currently active program, respectively.

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of February 15, 2017, we had placed 22 vessels in service under such program. The remaining two vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service in the first and third quarters of 2018. Please refer to Our Vessels on page 7 of this Form 10-K for more information about vessel names and placed-in-service dates.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the years ended December 31, 2016, 2015, and 2014, and a forecast for the fiscal year ending December 31, 2017 (in millions):

	Year Ended December 31,
	2017	2016	2015	2014
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$7.5	$4.0	$13.3	$43.6
Other vessel capital improvements(2)	0.9	5.3	14.7	23.7
	8.4	9.3	28.0	67.3
Other Capital Expenditures
200 class OSV retrofit program(3)	—	—	—	0.1
Commercial-related vessel improvements(4)	0.2	15.4	72.1	31.3
Miscellaneous non-vessel additions(5)	0.9	0.6	16.5	9.6
	1.1	16.0	88.6	41.0
Total:	$9.5	$25.3	$116.6	$108.3

(1)	Deferred drydocking charges for 2017 include the projected recertification costs for nine OSVs and three MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Our 200 class OSV retrofit program consisted of a vessel construction contract with a domestic shipyard to upgrade and stretch six of our Super 200 class DP-1 OSVs converting them into Stretch 240 class DP-2 OSVs. The total project costs for such program, which commenced in December 2012 and was completed in November 2013, was $50.4 million. These vessel improvement costs have typically resulted in higher dayrates charged to customers.

(4)
Commercial-related vessel improvements include items, such as cranes, ROVs, helidecks, living quarters, and other specialized vessel equipment, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(5)	Non-vessel capital expenditures are primarily related to information technology and shore-side support initiatives.
Inflation
To date, general inflationary trends have not had a material effect on our operating revenues or expenses.
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offerings in August 2012. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 25% change from our closing share price of $7.22 to $9.03 as of December 31, 2016 would not have had an impact on such warrant transactions because the strike price of the warrants associated with the convertible notes is $68.53.
Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2016 would have had no material impact on such investments, interest income or interest expense.
Changes in market interest rates would not impact the interest expense for our long-term fixed interest rate 2020 senior notes, 2021 senior notes, and 2019 convertible senior notes. However, changes in market interest rates would impact the fair market value of such notes. In general, the fair value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair value of debt will decrease as interest rates rise. The currently outstanding 2020 senior notes accrue interest at a rate of 5.875% per annum and mature on April 1, 2020 and the effective interest rate on such notes is 6.08%. The currently outstanding 2021 senior notes accrue interest at the rate of 5.000% per annum and mature on March 1, 2021 and the effective interest rate on such notes is 5.21%. Our outstanding 2019 convertible senior notes accrue interest at the rate of 1.500% and mature on September 1, 2019. The effective interest rate on such notes, after taking into account the accretion of imputed original issue discount, is 6.23%.
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
We estimate the fair value of our 2020 senior notes, 2021 senior notes and 2019 convertible senior notes, all of which are publicly traded, by using quoted market prices. The fair value of our undrawn revolving credit facility, when there are outstanding balances, approximates its carrying value. The face value, carrying value and fair value of our total debt was $1,125.0 million, $1,083.7 million and $788.5 million, respectively, as of December 31, 2016.
As of December 31, 2016, we had no amounts outstanding under our variable interest rate revolving credit facility. Therefore it is not currently subject to interest rate risk.
We have operations in international markets, which include two of our primary geographic regions of Brazil and Mexico. As of December 31, 2016, we had time charters for five of our vessels working in foreign markets. Although most of our time charter contracts are denominated U.S. Dollars, we do collect time charter payments and value added tax, or VAT, payments in local currencies for one vessel, which creates an exchange risk related to currency fluctuations. We also frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material. However, should we further expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation.

Item 8—Financial Statements and Supplementary Data
The financial statements and supplementary information required by this Item appear on pages F-1 through F-37 of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.
There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Hornbeck Offshore Services, Inc.
We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hornbeck Offshore Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hornbeck Offshore Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Hornbeck Offshore Services, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 24, 2017

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
PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference herein from the Company’s definitive 2017 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.
Item 11—Executive Compensation
The information required under this item is incorporated by reference herein from the Company’s definitive 2017 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference herein from the Company’s definitive 2017 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference herein from the Company’s definitive 2017 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.
Item 14—Principal Accounting Fees and Services
The information required under this item is incorporated by reference herein from the Company’s definitive 2017 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) The following items are filed as part of this report:
1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-37 of this report. The Index to Consolidated Financial Statements appears on page F-1.
2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
3. Exhibits. The Exhibit Index is shown on page E-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hornbeck Offshore Services, Inc.
We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hornbeck Offshore Services, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 24, 2017

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$217,027	$259,801
Accounts receivable, net of allowance for doubtful accounts of $2,120 and $2,877, respectively	36,550	91,202
Other current assets	16,978	13,033
Total current assets	270,555	364,036
Property, plant and equipment, net	2,578,388	2,574,661
Deferred charges, net	19,077	35,273
Other assets	10,255	10,446
Total assets	$2,878,275	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,774	$35,742
Accrued interest	14,763	14,795
Accrued payroll and benefits	8,596	10,365
Other accrued liabilities	10,010	23,612
Total current liabilities	45,143	84,514
Long-term debt, net of original issue discount of $31,093 and $41,600 and deferred financing costs of $10,197 and $13,119, respectively	1,083,710	1,070,281
Deferred tax liabilities, net	343,020	381,619
Other liabilities	3,406	1,839
Total liabilities	1,475,279	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,467 and 35,985 shares issued and outstanding, respectively	365	360
Additional paid-in capital	754,394	748,041
Retained earnings	637,992	701,838
Accumulated other comprehensive income (loss)	10,245	(4,076)
Total stockholders’ equity	1,402,996	1,446,163
Total liabilities and stockholders’ equity	$2,878,275	$2,984,416

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Vessel revenues	$190,436	$446,382	$621,977
Non-vessel revenues	33,863	29,688	12,816
	224,299	476,070	634,793
Costs and expenses:
Operating expenses	131,658	219,260	296,500
Depreciation	93,071	82,566	71,301
Amortization	20,485	26,463	44,149
General and administrative expenses	43,358	48,297	54,245
	288,572	376,586	466,195
Gain on sale of assets	54	44,060	822
Operating income (loss)	(64,219)	143,544	169,420
Other income (expense):
Interest income	1,490	1,525	1,086
Interest expense	(48,675)	(39,496)	(30,733)
Other income	2,052	1,005	501
	(45,133)	(36,966)	(29,146)
Income (loss) before income taxes	(109,352)	106,578	140,274
Income tax expense (benefit)	(45,506)	39,757	52,367
Income (loss) from continuing operations	(63,846)	66,821	87,907
Income from discontinued operations, net of tax	—	—	618
Net income (loss)	$(63,846)	$66,821	$88,525
Earnings per share:
Basic earnings (loss) per common share from continuing operations	$(1.76)	$1.87	$2.43
Basic earnings per common share from discontinued operations	—	—	0.02
Basic earnings (loss) per common share	$(1.76)	$1.87	$2.45
Diluted earnings (loss) per common share from continuing operations	$(1.76)	$1.84	$2.40
Diluted earnings per common share from discontinued operations	—	—	0.01
Diluted earnings (loss) per common share	$(1.76)	$1.84	$2.41
Weighted average basic shares outstanding	36,248	35,755	36,172
Weighted average diluted shares outstanding	36,248	36,302	36,692

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(63,846)	$66,821	$88,525
Other comprehensive income:
Foreign currency translation income (loss), net	14,321	(3,174)	(107)
Total comprehensive income (loss)	$(49,525)	$63,647	$88,418

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2014	36,095	$361	$724,379	$571,483	$(795)	$1,295,428
Excess tax benefit from sharebased payments	—	—	292	—	—	292
Shares issued under employee benefit programs	353	4	2,182	—	—	2,186
Stock repurchased and retired	(891)	(9)	—	(24,991)	—	(25,000)
Stock-based compensation expense	—	—	9,441	—	—	9,441
Net income	—	—	—	88,525	—	88,525
Foreign currency translation loss	—	—	—	—	(107)	(107)
Balance at December 31, 2014	35,557	$356	$736,294	$635,017	$(902)	$1,370,765
Tax shortfall from sharebased payments	—	—	(572)	—	—	(572)
Shares issued under employee benefit programs	428	4	1,855	—	—	1,859
Stock-based compensation expense	—	—	10,464	—	—	10,464
Net income	—	—	—	66,821	—	66,821
Foreign currency translation loss	—	—	—	—	(3,174)	(3,174)
Balance at December 31, 2015	35,985	$360	$748,041	$701,838	$(4,076)	$1,446,163
Tax shortfall from sharebased payments	—	—	(1,863)	—	—	(1,863)
Shares issued under employee benefit programs	482	5	844	—	—	849
Stock-based compensation expense	—	—	7,372	—	—	7,372
Net loss	—	—	—	(63,846)	—	(63,846)
Foreign currency translation income	—	—	—	—	14,321	14,321
Balance at December 31, 2016	36,467	$365	$754,394	$637,992	$10,245	$1,402,996

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(63,846)	$66,821	$87,907
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	93,071	82,566	71,301
Amortization	20,485	26,463	44,149
Stock-based compensation expense	9,983	10,293	10,324
Addition to (reduction of) provision for bad debts	(757)	(816)	282
Deferred tax expense (benefit)	(43,051)	34,086	50,440
Amortization of deferred financing costs	11,371	9,675	8,154
Gain on sale of assets	(54)	(44,060)	(822)
Changes in operating assets and liabilities:
Accounts receivable	58,322	39,743	(38,500)
Other current and long-term assets	(2,272)	8,472	(8,393)
Deferred drydocking charges	(3,978)	(13,267)	(43,609)
Accounts payable	(10,901)	(10,486)	(4,146)
Accrued liabilities and other liabilities	(15,292)	6,448	(13,981)
Accrued interest	(31)	(95)	—
Net cash provided by operating activities	53,050	215,843	163,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	(76,277)	(190,070)	(343,989)
Net proceeds from sale of assets	524	152,000	7,178
Vessel capital expenditures	(20,689)	(86,792)	(55,089)
Non-vessel capital expenditures	(569)	(16,487)	(9,615)
Net cash used in investing activities	(97,011)	(141,349)	(401,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based payments	—	—	292
Repurchase of common stock	—	—	(25,000)
Deferred financing costs	(1,102)	(2,089)	—
Net cash proceeds from other shares issued	1,300	3,112	5,044
Net cash provided by (used in) financing activities	198	1,023	(19,664)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	—	2,374
Net cash provided by investing activities	—	—	1,638
Net cash provided by discontinued operations	—	—	4,012
Effects of exchange rate changes on cash	989	(839)	(107)
Net increase (decrease) in cash and cash equivalents	(42,774)	74,678	(254,168)
Cash and cash equivalents at beginning of period	259,801	185,123	439,291
Cash and cash equivalents at end of period	$217,027	$259,801	$185,123
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50,152	$50,492	$50,548
Cash paid for income taxes	$3,732	$4,808	$5,679

The accompanying notes are an integral part of these consolidated statements

Table of Content
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Nature of Operations
Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels, or OSVs, multi-purpose support vessels, or MPSVs, and a shore-base facility to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, Latin America and select international markets, as well as specialty services for the U.S. military. All significant intercompany accounts and transactions have been eliminated.
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
Accounts Receivable
Accounts receivable consists of trade receivables, net of reserves and amounts to be rebilled to customers.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes. Interest and penalties relating to uncertain tax positions are recorded as general and administrative expenses. In addition, the Company provides a valuation allowance for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize the benefit or the future deductibility is uncertain. As a result of the sale of the Downstream segment during 2013, the Company believed that certain state operating loss carryforwards would not be realizable and thus recorded a valuation allowance of $0.9 million for the year ended December 31, 2013. During 2014, the Company recorded an additional $0.1 million related to these state operating losses. During 2015, the total valuation allowance of $1.0 million on these state operating losses was reversed since the losses were written off upon ceasing to do business in those particular jurisdictions. As of December 31, 2016, the Company believed that it is more likely than not that foreign tax credits expiring in 2019 will not be fully utilized. In the fourth quarter of 2016, the Company elected to establish a valuation allowance of $2.3 million for the portion of such credits that it has concluded may not be utilized by December 31, 2019.
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
Concentration of Credit Risk
Customers are primarily major and independent, domestic and international, oil and oil service companies, as well as national oil companies and the U.S. military. The Company’s customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company usually does not require collateral. The Company provides an estimate for uncollectible accounts based primarily on management’s judgment using the relative age of customer balances, historical losses, current economic conditions and individual evaluations of each customer to make adjustments to the allowance for doubtful accounts. As of December 31, 2016, one customer represented 14% of the Company's net accounts receivable balance.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2016	2015	2014
Balance, beginning of year	$2,877	$3,693	$3,411
Changes to provision	(757)	(816)	282
Balance, end of year	$2,120	$2,877	$3,693

Foreign Currency Transaction Gains and Losses
Foreign currency transaction gains and losses are recorded in the period incurred except for advances to and investments in foreign subsidiaries.  Foreign currency gains and losses related to advances to or investments in foreign operations are accounted for as a foreign currency translation adjustment and recorded as other comprehensive income. Foreign currency transaction adjustments for fiscal years 2016, 2015 and 2014 were not material to the financial statements.  The balance in accumulated other comprehensive income as of December 31, 2016 relates primarily to the Company’s long term investments in its foreign subsidiaries.
Considerations Regarding Impairment of Long-Lived Assets
In accordance with ASC360, the Company periodically reviews long-lived asset valuations when events or changes in circumstances indicate that an asset's carrying value might not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its long-lived assets by comparing the projected future undiscounted cash flows associated with the related long-lived asset group over their remaining estimated useful lives. If the sum of the estimated undiscounted cash flows is less than the carrying amounts of the asset group, the assets would be written down to their estimated fair values based on the expected discounted future cash flows or appraised values attributable to the assets. The future cash flows are subjective and are based on the Company's current assumptions regarding future dayrates, utilization, operating expense, G&A expense and recertification costs that could differ from actual results.
As of June 30, 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purposes of calculating the undiscounted cash flows, the Company groups its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group. During the second half of 2016, the Company reviewed the assumptions used in preparing the undiscounted cash flow projections and it concluded that such assumptions remain consistent with current market conditions. In addition, the Company has not observed any additional indicators of impairment related to its vessels during the second half of 2016 and the assumptions used to determine undiscounted cash flows remain appropriate. No triggering events occurred in 2015 or 2014 and the Company did not record any impairment losses related to its long-lived assets during those periods. The Company will continue to closely monitor market conditions and potential impairment indicators as long as this market downturn persists.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the financial statements and other significant matters
Standards that have been adopted
ASU No. 2014-15, "Presentation of Financial Statements - Going Concern"	The standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern. Early adoption is permitted.	December 31, 2016	The implementation of this new guidance did not have a material impact on the consolidated financial statements.

Standards that have not been adopted
Accounting Standards Update (ASU) No. 2017-04, "Simplifying the Accounting for Goodwill Impairment"
The standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 requires prospective application. Early adoption is permitted for any impairment tests performed after January 1, 2017.
		January 1, 2020	The Company believes that the implementation of this new guidance will not have a material impact on the consolidated financial statements.

ASU No. 2017-01, "Business Combinations" (Topic 805): Clarifying the Definition of a Business	This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires prospective application.	January 1, 2018	The Company is evaluating the effect of this new standard on its financial statements and related disclosures.

ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory"
The standard requires the recognition of the tax effects of an intra-entity asset transfers in the period in which the transfer takes place. The new guidance does not apply to intra-entity transfers of inventory. ASU No. 2016-16 requires a modified retrospective approach. Early adoption is permitted.
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
		January 1, 2018	The Company believes that the implementation of this new guidance will not have a material impact on it consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standard	Description	Date of Adoption	Effect on the financial statements and other significant matters
Standards that have not been adopted
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"	This standard requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 requires modified retrospective application. Early adoption is permitted.	January 1, 2020	The Company believes that the implementation of this new guidance will not have a material impact on it consolidated financial statements.

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
January 1, 2017
This standard requires excess tax benefits or deficiencies, relating to the vesting of restricted stock unit awards or the exercise of stock options, to be reflected as a component of the tax rate whereas they were previously recognized as equity. This may cause volatility to its effective tax rate as outstanding stock options are exercised or restricted stock awards vest. Additionally, our Consolidated Statements of Cash Flows will include excess tax benefits as an operating activity.

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

ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606)
This standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application.
January 1, 2018
The Company has performed an initial evaluation of this standard and its impact on the financial statements. This included tasks such as identifying contracts, identifying performance obligations and reviewing the applicable revenue streams. In this review, nothing has been identified that would require a change in the current accounting for revenue. The Company will continue to review these new requirements prior to implementation which is expected under the modified retrospective method.

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

	Year Ended December 31,
	2016	2015	2014
Income (loss) from continuing operations	$(63,846)	$66,821	$87,907
Income from discontinued operations, net of tax (1)	—	—	618
Net income (loss)	$(63,846)	$66,821	$88,525
Weighted average number of shares of common stock outstanding	36,248	35,755	36,172
Add: Net effect of dilutive stock options and unvested restricted stock (2)(3)(4)	—	547	520
Weighted average number of dilutive shares of common stock outstanding	36,248	36,302	36,692
Earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations	$(1.76)	$1.87	$2.43
Basic earnings per common share from discontinued operations	—	—	0.02
Basic earnings (loss) per common share	$(1.76)	$1.87	$2.45
Diluted earnings (loss) per common share from continuing operations	$(1.76)	$1.84	$2.40
Diluted earnings per common share from discontinued operations	—	—	0.01
Diluted earnings (loss) per common share	$(1.76)	$1.84	$2.41

(1)	On August 29, 2013, the Company closed the sale of its Downstream segment. See Note 14 for further discussion of this transaction.

(2)
Due to a net loss for 2016, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 975 shares of common stock for the year ended December 31, 2016. The Company had 322 anti-dilutive stock options for the year ended December 31, 2015. The Company had no anti-dilutive stock options for the year ended December 31, 2014. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(3)
For the years ended December 31, 2016, 2015 and 2014, the 2019 convertible senior notes issued in August 2012 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of our 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation. See Note 6 for further information.

(4)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock unit awards.

4. Defined Contribution Plan
The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. In response to weak market conditions, the Company temporarily ceased matching contributions to the 401(k) plan effective January 1, 2015. During the year ended December 31, 2014, the Company made contributions to the 401(k) plan of approximately $6.0 million.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Offshore supply vessels and multi-purpose support vessels	$2,825,389	$2,409,221
Non-vessel related property, plant and equipment	132,320	132,034
Less: Accumulated depreciation	(539,561)	(452,134)
	2,418,148	2,089,121
Construction in progress	160,240	485,540
	$2,578,388	$2,574,661
In November 2011, the Company announced, and later expanded, its fifth OSV newbuild program. This program consisted of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MSPVs. As of December 31, 2016, the Company had placed in service 22 vessels under this newbuild program. During February 2016, the Company announced plans to enhance the marketability of the four then-remaining 310 class MPSVs. The first two of those MPSVs, which were delivered in the third quarter of 2016, were enhanced by increasing the berthing capacity, expanding the cargo carrying capabilities and expanding the work area for ROVs. The functionality of each of the second two MPSVs, which are still under construction, will be increased by adding a 60-foot mid-body plug, installing of an additional crane, increasing the berthing capacity, expanding the cargo-carrying capacities and expanding the work areas for ROVs. These latter two MPSVs have been upgraded to a 400 class designation.
In August 2016, the Company announced that it had reached an agreement with the shipyard to postpone the delivery of the final two 400 class MPSVs to be delivered under this program to the first and third quarters of 2018 without any additional cost to the Company. In addition, the payment terms for the remainder of the contract were adjusted to shift $43.3 million of construction milestone draws from the remainder of 2016 and 2017 into 2018.
Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,335.0 million. From the inception of this program through December 31, 2016, the Company has incurred $1,264.0 million, or 94.7%, of total expected project costs.

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
6. Long-Term Debt
As of the dates indicated below, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2016	2015
5.875% senior notes due 2020, net of deferred financing costs of $3,025 and $3,944	$371,975	$371,056
5.000% senior notes due 2021, net of deferred financing costs of $4,111 and $5,080	445,889	444,920
1.500% convertible senior notes due 2019, net of original issue discount of $31,093 and $41,600 and deferred financing costs of $3,061 and $4,095	265,846	254,305
Revolving credit facility due 2020	—	—
	$1,083,710	$1,070,281

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1

Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2017	$—
2018	—
2019	300,000
2020	375,000
2021	450,000
Thereafter	—
$1,125,000
2020 Senior Notes
On March 2, 2012, the Company issued $375.0 million in aggregate principal amount of 2020 senior notes, governed by an indenture, or the 2012 indenture. The net proceeds to the Company from the offering were approximately $367.4 million, net of transaction costs. The Company used $259.9 million of such proceeds on March 16, 2012 to repurchase approximately 84% of its outstanding 2014 senior notes pursuant to its tender offer for such notes. The Company used $49.5 million of proceeds on April 30, 2012 to redeem the remaining 16% of the outstanding 2014 senior notes. The repurchase and redemption of the 2014 senior notes resulted in a loss on early extinguishment of debt of approximately $6.0 million in 2012. The remaining proceeds were used for general corporate purposes, including the construction of vessels under the Company's fifth OSV newbuild program. The 2020 senior notes mature on April 1, 2020 and the effective interest rate is 6.08%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2020 senior notes issued in March 2012 that were initially sold pursuant to a private placement were exchanged by the holders for 2020 senior notes with substantially the same terms, except that the issuance of the 2020 senior notes in the exchange offer was registered under the Securities Act. The original 2020 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2012 indenture.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	include an anti-cash hoarding provision that limits the Company's cash balance to no more than $50.0 million at any time during which the revolving credit facility is drawn;

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

•
increase the amount of cash or cash equivalents on deposit or unused availability under the Amended Facility or a combination of both from $20.0 million to $100.0 million and require a maximum senior secured leverage ratio of 2-to-1 in order to permit a loan party to merge with another person, acquire or form a new subsidiary, make an investment (other than in an Investment Entity) or acquire any vessel or other capital assets; and

•
limit sales or other dispositions of property or subsidiaries owning properties, other than inventory, certain equipment or investments in the Investment Entities, to (i) less than twenty percent of the consolidated net tangible assets of the Company if at the time of such sale or disposition the senior secured leverage ratio is less than or equal to 2-to-1, or (ii) less than ten percent of the consolidated net tangible assets of the Company if at the time of such sale or disposition the senior secured leverage ratio is greater than 2-to-1.

Other than these key changes, all other definitions and substantive terms in the Company’s credit agreement governing its revolving credit facility were unchanged by the July 2016 amendment and remain in effect through the remaining life of the facility.
As of December 31, 2016, there were no amounts drawn under the Company’s $200.0 million revolving credit facility and no letters of credit were outstanding. As of December 31, 2016, the Company was in compliance with all financial covenants contained in its amended revolving credit facility.
The credit agreement governing the amended revolving credit facility and the indentures governing the Company’s 2020 senior notes and 2021 senior notes impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company’s ability to incur additional

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2016			December 31, 2015
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$375,000	$371,975	$270,938	$375,000	$371,056	$257,813
5.000% senior notes due 2021	450,000	445,889	301,343	450,000	444,920	308,250
1.500% convertible senior notes due 2019	300,000	265,846	216,195	300,000	254,305	170,340
	$1,125,000	$1,083,710	$788,476	$1,125,000	$1,070,281	$736,403
Capitalized Interest
Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $16.7 million, $24.7 million, and $33.2 million, for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Repurchases of Common Stock
On October 28, 2014, the Company's Board of Directors authorized the Company to repurchase up to $150.0 million in shares of its common stock using different methods including, but not limited to, open-market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The timing and amount of the repurchases will depend on several factors, such as market conditions, applicable legal requirements, available liquidity, the discretion of management and other appropriate factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. During the fourth quarter of 2014, the Company repurchased and retired 891,396 shares at an average price of $28.05 per share. The repurchased shares cost a total of $25.0 million and represent roughly 2.5% of the Company's total shares outstanding prior to the commencement of the program. The Company has not repurchased any additional shares subsequent to December 31, 2014.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock-Based Compensation
Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to officers, other employees and directors. As of December 31, 2016, there were 542,266 shares available for future issuance to employees under the incentive compensation plan. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.
The financial impact of stock-based compensation expense related to the Company’s incentive compensation plan on its operating results are reflected in the table below (in thousands, except for per share data):

	Year Ended December 31,
	2016	2015	2014
Income before taxes	$9,983	$10,293	$10,324
Net income	$5,829	$6,454	$6,471
Earnings per common share:
Basic	$0.16	$0.18	$0.18
Diluted	$0.16	$0.18	$0.18
The accounting rules also require the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded the impact on cash flows from operating activities for tax shortfalls of approximately $1.9 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively. The Company recorded the impact on cash flows used in financing activities for tax windfalls of approximately $0.3 million for the year ended December 31, 2014. Net cash proceeds from the exercise of stock options were $0.0 million, $0.1 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The income tax expense (benefit) from stock option exercises and restricted stock vesting was $(1.9) million, $(0.6) million and $0.3 million for the respective periods.
Stock Options
The Company is authorized to grant stock options under its incentive compensation plan in which the purchase price of the stock subject to each option is established as the closing price on the New York Stock Exchange of the Company’s common stock on the date of grant and accordingly is not less than the fair market value of the stock on the date of grant. All options granted expire ten years after the date of grant, have an exercise price equal to or greater than the actual or estimated market price of the Company’s stock on the date of grant and vest over a three-year period. The Company has not granted stock options to any directors, executive officers or employees since 2011. The Company has recorded approximately $0.0 million, $0.0 million and $0.1 million of compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively, associated with stock options.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s stock option activity for the year ended December 31, 2016 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	304	$28.11	3.2	$—
Grants	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(119)	33.15	n/a	n/a
Options outstanding at December 31, 2016	185	$24.86	4.1	$—
Exercisable options outstanding at December 31, 2016	185	$24.86	4.1	$—
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
Restricted Stock
Equity-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either performance-based or time-based vesting provisions. The Company has granted performance-based restricted stock unit awards, which calculates the shares to be received based on the Company’s achievement of certain internal performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. Performance for these types of awards has historically been measured by a number of factors that may differ from year to year, including such examples as the Company achieving a targeted return on invested capital, operating profit margin compared to peers, and safety record. The actual number of shares that could be received by the award recipients for the years in question can range from 0% to 150% of the Company’s base share awards depending on the number and/or

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extent of performance goals attained by the Company. Compensation expense related to performance-based restricted stock unit awards is recognized over the period the restrictions lapse, from one to three years, based on the market price of the Company's stock on the date of grant applied to the shares that are expected to vest. The compensation expense related to time-based restricted stock unit awards, which is amortized over a one to three-year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2016, the Company had unamortized stock-based compensation expense of $4.6 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.1 years. In addition, the Company has recorded approximately $6.8 million, $9.3 million and $9.0 million of compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively, associated with restricted stock-based unit awards.
The following table summarizes the equity-settled restricted stock unit awards activity during the year ended December 31, 2016 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock unit awards:
Restricted stock unit awards as of January 1, 2016	726	$30.12
Granted during the period	537	6.44
Change in estimated payout of performance unit awards(1)	(95)	27.52
Cancellations during the period	—	—
Vested	(348)	23.50
Outstanding, as of December 31, 2016	820	$17.72

(1)    Annually the Company reviews the performance compared to pre-determined targets for outstanding performance unit awards. Based on current projections, the Company may increase or decrease the anticipated payout based on its historical operating results and near-term projections.
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

(1)
Includes the base share awards for time-based awards. Includes the full amount of both base and bonus share awards for performance-based awards granted during the period, which represents up to 150% of the aggregate total of the base share awards.

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

(1)
Includes the base share awards for time-based awards. Includes the full amount of both base and bonus share awards for performance-based awards granted during the period, which represents up to 150% of the aggregate total of the base share awards.

Cash-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units with cash-settled vesting provisions. The compensation expense related to cash-settled restricted stock unit awards is amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled restricted stock units are re-measured quarterly based on the period-end market price of the Company's common stock and are classified as a liability, due to the settlement of these awards in cash. As of December 31, 2016, the Company had unamortized cash-settled restricted stock compensation expense of $5.1 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.8 years. In addition, the Company recorded approximately $2.6 million, $(0.2) million, and $(0.1) million of compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively, associated with cash-settled restricted stock unit awards.
The following table summarizes the cash-settled restricted stock unit awards activity during the year ended December 31, 2016 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock unit awards:
Cash-settled restricted stock unit awards as of January 1, 2016	82	$30.61
Granted during the period(2)	991	6.14
Cancellations during the period	(5)	19.05
Vested	(15)	34.32
Outstanding, as of December 31, 2016	1,053	$7.60

(1)	The weighted average fair value per share is determined by the stock price on the date of grant for time-based shares.

(2)
Includes only the base shares awarded for both time-based and performance based awards. The performance-based awards have the potential to vest at up to 150% of the aggregate total of the base share awards.

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
Employee Stock Purchase Plan
On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is presently authorized to issue up to 2.2 million shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at periodic intervals through accumulated payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2016, there were 1.1 million shares available for future issuance to employees under the ESPP. The Company recorded approximately $0.6 million, $1.2 million, and $1.2 million of compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively, associated with the ESPP.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2016 and 2015:

	2016	2015
Dividend yield	—%	—%
Expected volatility	91.6%	61.3%
Risk-free interest rate	0.5%	0.3%
Expected term (months)	6	6
Weighted-average grant-date fair value per share	$3.14	$4.86

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Deferred tax liabilities:
Fixed assets	$490,221	$472,817	$489,060
Deferred charges and other liabilities	10,908	11,317	18,013
Total deferred tax liabilities	501,129	484,134	507,073
Deferred tax assets:
Net operating loss carryforwards	(111,147)	(52,374)	(116,676)
Allowance for doubtful accounts	(763)	(1,036)	(1,330)
Stock-based compensation expense	(4,033)	(4,830)	(4,246)
Alternative minimum tax credit carryforward	(20,863)	(20,863)	(20,863)
Foreign tax credit carryforward	(17,554)	(17,972)	(12,332)
Other	(6,044)	(5,440)	(5,676)
Total deferred tax assets	(160,404)	(102,515)	(161,123)
Valuation allowance	2,295	—	1,011
Total deferred tax liabilities, net	$343,020	$381,619	$346,961
The components of the income tax expense follow (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax expense (benefit):
U.S.	$709	$—	$—
Foreign	(257)	5,671	1,927
Total current tax expense	452	5,671	1,927
Deferred tax expense:
U.S.	(45,958)	34,086	50,440
Total tax expense (benefit)	$(45,506)	$39,757	$52,367
Income from continuing operations before income taxes, based on jurisdiction earned, was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$(93,704)	$65,894	$105,066
Foreign	(15,648)	40,684	35,208
Total income (loss) from continuing operations before income taxes	$(109,352)	$106,578	$140,274
At December 31, 2016, the Company had federal tax net operating loss carryforwards of approximately $315.2 million, which will expire in 2031 through 2036 and foreign tax credit carryforwards of approximately $16.4 million, which will expire in 2019 through 2026. The Company has state tax net operating loss carryforwards of approximately $88.5

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, which will expire in 2030 through 2036 and can only be utilized if the Company generates taxable income in that particular jurisdiction.
As a result of the sale of the Downstream segment during the third quarter of 2013, the Company believed that certain state operating loss carryforwards might not be realizable and thus recorded a valuation allowance of $0.9 million for the year ended December 31, 2013. During 2014, the Company recorded an additional valuation allowance of $0.1 million related to those state operating losses. During 2015, the total valuation allowance of $1.0 million was reversed as these state operating losses were written off upon ceasing to do business in those particular jurisdictions. During the fourth quarter of 2016, the Company recorded a valuation allowance of $2.3 million related to foreign tax credits expiring in 2019. The Company has weighed the evidence, primarily net book income projections, and has concluded that it is more likely than not that the Company will not generate sufficient taxable income to utilize these credits by their expiration date of December 31, 2019.
The Company is no longer subject to tax audits by federal, state or local taxing authorities for years prior to 2012. The Company has ongoing examinations by various foreign tax authorities but does not believe that the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate of 35% and the actual income tax provision (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory rate	$(38,274)	$37,302	$49,096
State taxes, net	(1,094)	1,066	1,403
Non-deductible expense	1,070	1,440	1,927
Valuation allowance	2,295	(1,011)	99
Income excluded from U.S. taxable income	(9,478)	—	—
Foreign taxes and other	(25)	960	(158)
	$(45,506)	$39,757	$52,367
Due to a favorable election included in the Company's 2015 tax return, which was filed during the fourth quarter of 2016, the results of one of the Company's vessels was excluded from U.S. taxable income and was taxed based on its daily notional shipping income, as defined. This resulted in a favorable impact on deferred tax expense of $9.5 million. The Company does not anticipate having any vessels qualify for this election in the foreseeable future.
10. Commitments and Contingencies
Vessel Construction
In November 2011, the Company announced, and later expanded, its fifth OSV newbuild program. This program consisted of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of December 31, 2016, the Company had placed in service 22 vessels under such program. The two remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service during 2018. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,335.0 million. From the inception of this program through December 31, 2016, the Company had incurred construction costs of approximately $1,264.0 million, or 94.7%, of total expected project costs.
Operating Leases
The Company is obligated under certain operating leases for office space and shore-base facilities. The Covington facility lease provides for an initial term expiring in September 2025 with three additional five-year renewal period options. The Company leases two adjacent shore-base facilities in Port Fourchon. At December 31, 2016, the leases had

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately two years remaining on their existing terms and the Company has multiple renewal options on such facilities. Rent expense related to operating leases was approximately $4.0 million, $4.1 million and $3.9 million for the years ending December 31, 2016, 2015 and 2014, respectively.
Future minimum payments under noncancelable leases for years subsequent to 2016 are as follows (in thousands):

Year Ended December 31,
2017	$2,826
2018	2,377
2019	2,409
2020	2,456
2021	2,524
Thereafter	24,662
Total	$37,254
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
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third party provider to a wholly-owned subsidiary of the Company. As a result, this assignment may be interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million. The Company disagrees with this interpretation. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision has been appealed to a higher court. As of December 31, 2016, these potential duties have not been assessed or recorded in its financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2012, a customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code, which in June 2014 was converted to a Chapter 7 case. Pre-petition receivables from ATP were $4.8 million and the Company has recorded $0.9 million in reserves. The Company believes its claim is secured under the Louisiana Oil Well Lien Act. A legal challenge related to the Company's liens has been raised in the bankruptcy proceedings by parties whose interests are affected by the liens. The Company, together with its outside legal counsel, believe its lien position is valid, but the Bankruptcy Court has disagreed. The matter is now being reviewed on appeal by the federal district court in Houston, Texas. An unfavorable final judgment would render the Company's position to that of an unsecured creditor in the bankruptcy proceeding. While the Company believes that the net receivables are collectible based on its position with respect to its liens, it will continue to monitor the proceedings, which may result in actual collections that may materially differ from the current estimate.
Vessel charters with Petrobras included limitations regarding fuel consumption. Petrobras had asserted claims against the Company relating to excess fuel consumption in 2010 and 2011. The Company’s exposure for these

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessments, net of amounts accrued, was in the range of approximately $0.5 million to $3.0 million. The Company disagreed with a majority of these assessments. During the second quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims. Subsequent to this ruling, Petrobras had filed and was denied multiple appeals. Petrobras had requested a final review of the case by the Supreme Court and, during the fourth quarter of 2016, this request was denied.
11. Deferred Charges
Deferred charges include the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred drydocking costs, net of accumulated amortization of $34,313 and $41,784 respectively	$13,808	$29,228
Prepaid lease expense, net of amortization of $1,700 and $1,542, respectively	2,688	2,847
Revolving credit facility deferred financing costs, net of accumulated amortization of $349 and $4,070 respectively	2,581	3,198
Total	$19,077	$35,273
12. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	Year Ended December 31,
	2016	2015
Accrued lease expense	$4,763	$4,339
Deferred revenue	2,245	5,734
Current taxes payable	215	3,958
Other	2,787	9,581
Total	$10,010	$23,612

13. Major Customers
In the years ended December 31, 2016, 2015, and 2014, revenues from the following customers represent 10% or more of consolidated revenues:

	Year Ended December 31,
	2016		2015		2014
Customer A	21%		20%		14%
Customer B	15%		n/a	(1)	n/a	(1)
Customer C	13%		n/a	(1)	n/a	(1)
Customer D	n/a	(1)	10%		n/a	(1)

(1)	Customers represent less than 10% of consolidated revenue in each such year.

14. Discontinued Operations
On August 29, 2013, the Company closed the sale of substantially all of the assets and business of its Downstream segment's tug and tank barge fleet. Excluded from the sale were three older, lower-horsepower tugs considered to be non-core assets. During the year ended December 31, 2014, the remaining tugs were sold for net cash proceeds of $1.6

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. These latter sales resulted in a pre-tax gain of approximately 0.9 million ($0.6 million after-tax or $0.02 per diluted share). The historical results for the Downstream segment and the gain on the sale of the three tugs have been presented as discontinued operations for 2014, the only applicable period in the accompanying condensed consolidated financial statements.
Summarized results of the Downstream segment from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$—	$12
Gain on sale of assets	—	—	867
Operating Income	—	—	555
Income before income taxes	—	—	966
Income tax expense	—	—	348
Income from discontinued operations	—	—	618

At the closing of the sale of the tug and barge assets and the Downstream business in 2013, the Company entered into transition service agreements with Genesis to facilitate the transition of the sale of the business, including ship management agreements and a crew management agreement, pursuant to which the Company provided services related to the operation and management of certain vessels as well as supplying some of the marine crews for those vessels during the transition period. As of December 31, 2014, all of the transition service agreements had terminated.
15. Employment Agreements
The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements typically provide for certain targets such as an EBITDA target, an Operating Margin target and a Safety target, which may be varied from time to time by agreement between the Company and the management executive, as well as a discretionary component. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement. The current term of these employment agreements expires on December 31, 2019 and automatically extends each year thereafter on January 1st, for an additional year.
16. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating historical financial statements as of December 31, 2016 and 2015, and for each of the two years ended December 31, 2016, for the domestic subsidiaries of the Company that serve as guarantors of the Company's 2019 convertible senior notes, 2020 senior notes and 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes and 2021 senior notes are 100% owned by the Company. The guarantees are full and unconditional and joint and several. The guarantees are full and unconditional and joint and several and, prior to 2015, all of the Company's non-guarantor subsidiaries were minor as defined in the Securities and Exchange Commission regulations. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$212,196	$4,822	$—	$217,027
Accounts receivable, net of allowance for doubtful accounts of $2,120	—	30,846	5,704	—	36,550
Other current assets	15	16,176	787	—	16,978
Total current assets	24	259,218	11,313	—	270,555
Property, plant and equipment, net	—	2,449,473	128,915	—	2,578,388
Deferred charges, net	2,581	15,724	772	—	19,077
Intercompany receivable	1,779,872	680,663	107,038	(2,567,573)	—
Investment in subsidiaries	768,718	8,602	(4,283)	(773,037)	—
Other assets	1,744	6,239	2,272	—	10,255
Total assets	$2,552,939	$3,419,919	$246,027	$(3,340,610)	$2,878,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$11,325	$449	$—	$11,774
Accrued interest	14,763	—	—	—	14,763
Accrued payroll and benefits	—	8,104	492	—	8,596
Other accrued liabilities	—	8,463	1,547	—	10,010
Total current liabilities	14,763	27,892	2,488	—	45,143
Long-term debt, net of original issue discount of $31,093 and deferred financing costs of $10,197	1,083,710	—	—	—	1,083,710
Deferred tax liabilities, net	—	337,503	5,517	—	343,020
Intercompany payables	61,715	2,264,900	245,276	(2,571,891)	—
Other liabilities	—	3,416	(10)	—	3,406
Total liabilities	1,160,188	2,633,711	253,271	(2,571,891)	1,475,279
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,467 shares issued and outstanding	365	—	—	—	365
Additional paid-in capital	754,394	37,978	4,319	(42,297)	754,394
Retained earnings	637,992	748,080	(21,658)	(726,422)	637,992
Accumulated other comprehensive income	—	150	10,095	—	10,245
Total stockholders’ equity	1,392,751	786,208	(7,244)	(768,719)	1,402,996
Total liabilities and stockholders’ equity	$2,552,939	$3,419,919	$246,027	$(3,340,610)	$2,878,275

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10	$252,651	$7,140	$—	$259,801
Accounts receivable, net of allowance for doubtful accounts of $2,877	—	41,963	48,418	821	91,202
Other current assets	12	12,955	66	—	13,033
Total current assets	22	307,569	55,624	821	364,036
Property, plant and equipment, net	—	2,472,367	102,294	—	2,574,661
Deferred charges, net	3,198	56,021	(23,946)	—	35,273
Intercompany receivable	1,751,046	186,054	59,413	(1,996,513)	—
Investment in subsidiaries	783,709	8,602	(4,283)	(788,028)	—
Other assets	1,743	6,648	2,055	—	10,446
Total assets	$2,539,718	$3,037,261	$191,157	$(2,783,720)	$2,984,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$34,214	$1,521	$7	$35,742
Accrued interest	14,795	—	—	—	14,795
Accrued payroll and benefits	—	9,913	452	—	10,365
Other accrued liabilities	—	16,989	6,623	—	23,612
Total current liabilities	14,795	61,116	8,596	7	84,514
Long-term debt, net of original issue discount of $41,600 and deferred financing costs of $13,119	1,070,281	—	—	—	1,070,281
Deferred tax liabilities, net	—	381,619	—	—	381,619
Intercompany payables	4,403	1,801,829	193,786	(2,000,018)	—
Other liabilities	—	1,839	—	—	1,839
Total liabilities	1,089,479	2,246,403	202,382	(2,000,011)	1,538,253
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 35,985 shares issued and outstanding	360	—	—	—	360
Additional paid-in capital	748,043	37,976	4,319	(42,297)	748,041
Retained earnings	701,836	752,763	(11,349)	(741,412)	701,838
Accumulated other comprehensive income (loss)	—	119	(4,195)	—	(4,076)
Total stockholders’ equity	1,450,239	790,858	(11,225)	(783,709)	1,446,163
Total liabilities and stockholders’ equity	$2,539,718	$3,037,261	$191,157	$(2,783,720)	$2,984,416

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$213,563	$8,707	$2,029	$224,299
Costs and expenses:
Operating expenses	—	114,783	14,904	1,971	131,658
Depreciation	—	88,443	4,628	—	93,071
Amortization	—	19,024	1,461	—	20,485
General and administrative expenses	184	39,479	3,637	58	43,358
	184	261,729	24,630	2,029	288,572
Gain on sale of assets	—	53	1	—	54
Operating loss	(184)	(48,113)	(15,922)	—	(64,219)
Other income (expense):
Interest income	—	984	506	—	1,490
Interest expense	(48,673)	—	(2)	—	(48,675)
Equity in earnings (losses) of consolidated subsidiaries	(14,989)	—	—	14,989	—
Other income (expense), net	—	(2,272)	4,324	—	2,052
	(63,662)	(1,288)	4,828	14,989	(45,133)
Income (loss) before income taxes	(63,846)	(49,401)	(11,094)	14,989	(109,352)
Income tax benefit	—	(44,721)	(785)	—	(45,506)
Net income (loss)	$(63,846)	$(4,680)	$(10,309)	$14,989	$(63,846)

Condensed Consolidating Statements of Comprehensive Income
(In thousands)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(63,846)	$(4,680)	$(10,309)	$14,989	$(63,846)
Other comprehensive income:
Foreign currency translation gain	—	31	14,290	—	14,321
Total comprehensive income (loss)	$(63,846)	$(4,649)	$3,981	$14,989	$(49,525)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
(In thousands)

	Year ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$426,419	$50,952	$(1,301)	$476,070
Costs and expenses:
Operating expenses	—	178,748	41,514	(1,002)	219,260
Depreciation	—	81,522	1,044	—	82,566
Amortization	—	25,782	681	—	26,463
General and administrative expenses	189	44,398	3,861	(151)	48,297
	189	330,450	47,100	(1,153)	376,586
Gain on sale of assets	—	44,060	—	—	44,060
Operating income (loss)	(189)	140,029	3,852	(148)	143,544
Other income (expense):
Interest income	—	1,125	400	—	1,525
Interest expense	(39,460)	—	(36)	—	(39,496)
Equity in earnings (losses) of consolidated subsidiaries	106,798	—	—	(106,798)	—
Other income (expense), net	—	(4,053)	5,238	(180)	1,005
	67,338	(2,928)	5,602	(106,978)	(36,966)
Income (loss) before income taxes	67,149	137,101	9,454	(107,126)	106,578
Income tax expense	—	35,194	4,563	—	39,757
Net income (loss)	$67,149	$101,907	$4,891	$(107,126)	$66,821

Condensed Consolidating Statements of Comprehensive Income
(In thousands)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$67,149	$101,907	$4,891	$(107,126)	$66,821
Other comprehensive income:
Foreign currency translation loss	—	(81)	(3,093)	—	(3,174)
Total comprehensive income (loss)	$67,149	$101,826	$1,798	$(107,126)	$63,647

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(199)	$55,677	$(2,428)	$—	$53,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(76,615)	338	—	(76,277)
Net proceeds from sale of assets	—	523	1	—	524
Vessel capital expenditures	—	(19,604)	(1,085)	—	(20,689)
Non-vessel capital expenditures	—	(467)	(102)	—	(569)
Net cash used in investing activities	—	(96,163)	(848)	—	(97,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,102)	—	—	—	(1,102)
Net cash proceeds from other shares issued	1,300	—	—	—	1,300
Net cash provided by financing activities	198	—	—	—	198
Effects of exchange rate changes on cash	—	31	958	—	989
Net decrease in cash and cash equivalents	(1)	(40,455)	(2,318)	—	(42,774)
Cash and cash equivalents at beginning of period	10	252,651	7,140	—	259,801
Cash and cash equivalents at end of period	$9	$212,196	$4,822	$—	$217,027
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50,152	$—	$—	$—	$50,152
Cash paid for income taxes	$—	$1,292	$2,440	$—	$3,732

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(1,029)	$109,987	$106,885	$—	$215,843
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(120,767)	(69,303)	—	(190,070)
Net proceeds from sale of assets	—	152,000	—	—	152,000
Vessel capital expenditures	—	(55,724)	(31,068)	—	(86,792)
Non-vessel capital expenditures	—	(16,211)	(276)	—	(16,487)
Net cash used in investing activities	—	(40,702)	(100,647)	—	(141,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(2,089)	—	—	—	(2,089)
Net cash proceeds from other shares issued	3,112	—	—	—	3,112
Net cash provided by financing activities	1,023	—	—	—	1,023
Effects of exchange rate changes on cash	—	(81)	(758)	—	(839)
Net increase (decrease) in cash and cash equivalents	(6)	69,204	5,480	—	74,678
Cash and cash equivalents at beginning of period	16	183,447	1,660	—	185,123
Cash and cash equivalents at end of period	$10	$252,651	$7,140	$—	$259,801
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50,492	$—	$—	$—	$50,492
Cash paid for income taxes	$—	$582	$4,226	$—	$4,808

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):
The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2016 and 2015. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2016(1)(2)
Revenues	$76,820	$53,673	$51,927	$41,879
Operating loss	(780)	(21,510)	(14,445)	(27,484)
Net loss	(7,514)	(20,586)	(16,503)	(19,243)
Earnings (loss) per common share:
Basic loss per common share	$(0.21)	$(0.57)	$(0.45)	$(0.53)
Diluted loss per common share	$(0.21)	$(0.57)	$(0.45)	$(0.53)
Fiscal Year 2015(1)(2)
Revenues	$134,624	$136,446	$116,281	$88,719
Operating income(3)	66,898	39,355	32,809	4,482
Net income (loss)	35,853	19,215	14,424	(2,671)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.01	$0.54	$0.40	$(0.07)
Diluted earnings (loss) per common share	$0.99	$0.53	$0.40	$(0.07)

(1)	The sum of the four quarters may not equal annual results due to rounding.

(2)
Results for the fiscal years 2016 and 2015 were significantly impacted by a drop in oil price, which resulted in reductions in both the Company's dayrates and utilization. In recognition of these weak market conditions, the Company elected to stack OSVs and MPSVs on various dates during fiscal 2016. The Company had an average of 41.3 OSVs and 0.3 MPSVs stacked during the year ended December 31, 2016. The Company had an average of 18.0 OSVs and no MPSVs stacked during fiscal 2015.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 24, 2017.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 24, 2017
(Todd M. Hornbeck)

/S/ JAMES O. HARP, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
(James O. Harp, Jr.)

/S/ LARRY D. HORNBECK	Director	February 24, 2017
(Larry D. Hornbeck)

/S/ BRUCE W. HUNT	Director	February 24, 2017
(Bruce W. Hunt)

/S/ STEVEN W. KRABLIN	Director	February 24, 2017
(Steven W. Krablin)

/S/ PATRICIA B. MELCHER	Director	February 24, 2017
(Patricia B. Melcher)

/S/ KEVIN O. MEYERS	Director	February 24, 2017
(Kevin O. Meyers)

/S/ JOHN T. RYND	Director	February 24, 2017
(John T. Rynd)

/S/ BERNIE W. STEWART	Director	February 24, 2017
(Bernie W. Stewart)

/S/ NICHOLAS L. SWYKA JR.	Director	February 24, 2017
(Nicholas L. Swyka, Jr.)

S - 1

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).
3.2	—
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

10.39†	—
Fourth Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.40†	—
First Amendment to the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.41		Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016).
10.42
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