Form 10-Q
period 2017-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2017-05-10
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2017 was 36,767,467.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,061	$217,027
Accounts receivable, net of allowance for doubtful accounts of $5,868 and $2,120, respectively	28,044	36,550
Other current assets	19,532	16,978
Total current assets	256,637	270,555
Property, plant and equipment, net	2,560,426	2,578,388
Deferred charges, net	18,543	19,077
Other assets	10,288	10,255
Total assets	$2,845,894	$2,878,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,173	$11,774
Accrued interest	13,516	14,763
Accrued payroll and benefits	6,398	8,596
Other accrued liabilities	13,193	10,010
Total current liabilities	46,280	45,143
Long-term debt, net of original issue discount of $28,378 and $31,093 and deferred financing costs of $9,458 and $10,197, respectively	1,087,164	1,083,710
Deferred tax liabilities, net	328,177	343,020
Other liabilities	2,656	3,406
Total liabilities	1,464,277	1,475,279
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,727 and 36,467 shares issued and outstanding, respectively	367	365
Additional paid-in-capital	755,957	754,394
Retained earnings	613,279	637,992
Accumulated other comprehensive income	12,014	10,245
Total stockholders’ equity	1,381,617	1,402,996
Total liabilities and stockholders’ equity	$2,845,894	$2,878,275

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenues:
Vessel revenues	$35,849	$68,216
Non-vessel revenues	8,230	8,604
	44,079	76,820
Costs and expenses:
Operating expenses	27,935	40,429
Depreciation	24,677	22,173
Amortization	3,724	6,279
General and administrative expenses	14,242	8,674
	70,578	77,555
Gain (loss) on sale of assets	18	(45)
Operating loss	(26,481)	(780)
Other income (expense):
Interest income	401	377
Interest expense	(13,809)	(11,064)
Other income (expense), net	(323)	504
	(13,731)	(10,183)
Loss before income taxes	(40,212)	(10,963)
Income tax benefit	(12,314)	(3,449)
Net loss	$(27,898)	$(7,514)
Loss per share
Basic loss per common share	$(0.76)	$(0.21)
Diluted loss per common share	$(0.76)	$(0.21)
Weighted average basic shares outstanding	36,596	36,085
Weighted average diluted shares outstanding	36,596	36,085

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net loss	$(27,898)	$(7,514)
Other comprehensive income:
Foreign currency translation income	1,769	10,161
Total comprehensive income (loss)	$(26,129)	$2,647

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,898)	$(7,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	24,677	22,173
Amortization	3,724	6,279
Stock-based compensation expense	2,042	1,172
Provision for bad debts	3,748	(103)
Deferred tax benefit	(14,432)	(1,821)
Amortization of deferred financing costs	3,263	2,647
(Gain) loss on sale of assets	(18)	45
Changes in operating assets and liabilities:
Accounts receivable	4,769	31,458
Other current and long-term assets	(2,459)	(2,794)
Deferred drydocking charges	(3,129)	(1,207)
Accounts payable	1,195	(3,369)
Accrued liabilities and other liabilities	2,147	(6,018)
Accrued interest	(1,248)	(1,245)
Net cash provided by (used in) operating activities	(3,619)	39,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(3,288)	(33,660)
Net proceeds from sale of assets	32	420
Vessel capital expenditures	(161)	(10,348)
Non-vessel capital expenditures	(130)	(266)
Net cash used in investing activities	(3,547)	(43,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld for payment of employee withholding taxes	(573)	(450)
Net cash used in financing activities	(573)	(450)
Effects of exchange rate changes on cash	(227)	641
Net decrease in cash and cash equivalents	(7,966)	(3,960)
Cash and cash equivalents at beginning of period	217,027	259,801
Cash and cash equivalents at end of period	$209,061	$255,841
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$13,756	$13,787
Cash paid for income taxes	$349	$1,752

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain reclassifications have been made to prior period results to conform to current year presentation.
The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Required Date of Adoption	Effect on the financial statements and other significant matters
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

January 1, 2017
The adoption of this ASU had the following impact on our consolidated financial statements: 1) the Company recorded a $3.2 million adjustment to equity to recognize excess tax deductions related to stock based compensation expense from prior years. The prior period presentation has not been restated. 2) the Company recorded $1.8 million of tax shortfall in its provision for income taxes rather than as a decrease to equity. The prior period presentation has not been restated. 3) the Company recorded $0.6 million related to employee withholding taxes paid as a financing activity in the three months ended March 31, 2017. The prior year statement of cash flows was restated to reflect $0.5 million related to employee taxes paid. There was no impact on the calculation of earnings per share as all outstanding stock options were anti-dilutive at March 31, 2017. In addition, the Company has elected to continue estimating the forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Standard	Description	Required Date of Adoption	Effect on the financial statements and other significant matters
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
ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory"
The standard requires the recognition of the tax effects of an intra-entity asset transfer in the period in which the transfer takes place. The new guidance does not apply to intra-entity transfers of inventory. ASU No. 2016-16 requires a modified retrospective approach. Early adoption is permitted.
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
		January 1, 2019	The Company is evaluating the effect of this new standard on its financial statements and related disclosures.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Standard	Description	Required Date of Adoption	Effect on the financial statements and other significant matters
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
January 1, 2018
The Company has performed an initial evaluation of this standard and its impact on the financial statements. This included tasks such as identifying contracts, identifying performance obligations and reviewing the applicable revenue streams. In this review, nothing has been identified that would require a significant change in the current accounting for revenue. The Company will continue to review these new requirements including the new revenue disclosure requirements prior to implementation which is expected under the modified retrospective method.

3. Earnings (Loss) Per Share
Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the year plus the effect of dilutive stock options and restricted stock unit awards. When reporting a net loss, the Company uses weighted average basic shares outstanding to calculate diluted earnings per share. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period. The table below reconciles the Company’s loss per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(27,898)	$(7,514)
Weighted average number of shares of common stock outstanding	36,596	36,085
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—
Weighted average number of dilutive shares of common stock outstanding	36,596	36,085
Earnings (loss) per common share:
Basic loss per common share	$(0.76)	$(0.21)
Diluted loss per common share	$(0.76)	$(0.21)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 978 and 939 shares of common stock for the three months ended March 31, 2017 and 2016, respectively.

(2)
For the three months ended March 31, 2017 and 2016, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

future cash flows or appraised values attributable to the assets. The future cash flows are subjective and are based on the Company’s current assumptions regarding future dayrates, utilization, operating expense, G&A expense and recertification costs that could differ from actual results.

During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. As a result, the Company calculated the probability-weighted undiscounted cash flows for its two vessel groups, OSVs and MPSVs, to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group. During the first quarter of 2017, the Company reviewed the assumptions used in preparing the undiscounted cash flow projections and it concluded that such assumptions remain consistent with current market conditions. In addition, the Company has not observed any additional indicators of impairment related to its vessels subsequent to June 30, 2016.

5. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2017	December 31, 2016
5.875% senior notes due 2020, net of deferred financing costs of $2,795 and $3,025	$372,205	$371,975
5.000% senior notes due 2021, net of deferred financing costs of $3,869 and $4,111	446,131	445,889
1.500% convertible senior notes due 2019, net of original issue discount of $28,378 and $31,093 and deferred financing costs of $2,794 and $3,061	268,828	265,846
Revolving credit facility due 2020	—	—
	$1,087,164	$1,083,710
The table below summarizes the Company's cash interest payments (in thousands):

	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020	$11,000	April 1 and October 1
5.000% senior notes due 2021	11,300	March 1 and September 1
1.500% convertible senior notes due 2019	2,300	March 1 and September 1
Revolving Credit Facility
The Company's revolving credit facility generally provides for up to $200.0 million of standby liquidity for working capital and general corporate purposes, including acquisitions, newbuild and conversion programs and other capital expenditures. Based on the Company's results for the trailing four quarters, including the first quarter of 2017, it has designated the interest coverage holiday permitted by the revolving credit facility to commence, effective April 27, 2017, for the four-quarter period ending December 31, 2017, unless rescinded sooner. This designation caps the borrowing base at $75.0 million during the period of the holiday and the LIBOR spreads for funded borrowings will be increased by an additional 50 basis points during and after the holiday. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the $200.0 million borrowing base of the revolving credit facility based on the defined total debt-to-capitalization ratio. The reduced borrowing base, as a result of the interest coverage holiday, does not affect the calculation of these unused commitment fees. The remaining covenants within the revolving credit facility remain in effect during the interest coverage holiday. As of March 31, 2017, there were no amounts drawn

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

under the Company’s revolving credit facility and as of such date, the Company was in compliance with all financial covenants contained in its revolving credit facility. The current $75.0 million undrawn borrowing base under the facility is available to the Company for all permissible uses of proceeds, including working capital, if necessary, but subject to an anti-cash hoarding provision.
The credit agreement governing the revolving credit facility and the indentures governing the Company's 2020 senior notes and 2021 senior notes impose certain restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.
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
As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	March 31, 2017			December 31, 2016
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$375,000	$372,205	$240,938	$375,000	$371,975	$270,938
5.000% senior notes due 2021	450,000	446,131	271,688	450,000	445,889	301,343
1.500% convertible senior notes due 2019	300,000	268,828	187,320	300,000	265,846	216,195
	$1,125,000	$1,087,164	$699,946	$1,125,000	$1,083,710	$788,476
Capitalized Interest
During the three months ended March 31, 2017, the Company capitalized approximately $2.4 million of interest costs related to the construction of vessels. During the three months ended March 31, 2016, the Company capitalized approximately $5.0 million of interest costs related to the construction of vessels.

6. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of March 31, 2017, the Company has granted awards covering 4.7 million shares of common stock under such plan.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2017, the Company granted phantom restricted stock units, time-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Performance-based phantom restricted stock units		X
Time-based phantom restricted stock units		X	X
Time-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based phantom restricted stock units are calculated based on the Company's performance compared to two pre-determined criteria, as defined by the phantom restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company's performance. During the three months ended March 31, 2017, the Company granted 341,136 time-based restricted stock units, 394,027 time-based and 454,849 performance-based phantom restricted stock units and 41,576 shares of fully-vested common stock.
The fair value of the Company’s performance-based restricted stock units and performance-based phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and time-based phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition, all phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2017, the Company granted performance-based and time-based restricted stock units and phantom stock units in prior years. During the three months ended March 31, 2017, the Company issued 259,987 shares, in the aggregate, of common stock due to: 1) vestings of restricted stock units, and 2) the issuance of fully-vested common stock.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2017	2016
Income before taxes	$2,042	$1,172
Net income	$1,417	$803
Earnings per common share:
Basic earnings per common share	$0.04	$0.02
Diluted earnings per common share	$0.04	$0.02

7. Commitments and Contingencies
Vessel Construction
The Company's fifth OSV newbuild program consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of March 31, 2017, the Company had placed 22 vessels in service under such program. The remaining two vessels are expected to be delivered in 2018. The aggregate cost of the Company's fifth OSV newbuild program, before construction period interest,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

is expected to be approximately $1,335.0 million, of which $24.8 million, and $44.9 million, are expected to be incurred in the remainder of 2017 and fiscal 2018 respectively. From the inception of this program through March 31, 2017, the Company had incurred $1,265.3 million, or 94.8%, of total expected project costs.
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
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company. As a result, this assignment has been interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million. The Company disagrees with this interpretation. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision has been appealed to another court. As of March 31, 2017, these potential duties have not been assessed or recorded in its financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2012, a customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code, which in June 2014 was converted to a Chapter 7 case. The Company believes its receivables from ATP, of $4.8 million, are secured under the Louisiana Oil Well Lien Act. A legal challenge related to the Company's liens has been raised in the bankruptcy proceedings by parties whose interests are affected by the liens. The Company pursued this claim in Bankruptcy Court and during the first quarter of 2017 a district court judge ruled that the Company's claim is not secured. That ruling has been appealed. As a result of such ruling, the Company increased its reserve related to this receivable to $4.8 million.
8. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued lease expense	$4,862	$4,763
Deferred revenue	1,799	2,245
Current taxes payable	221	215
Other	6,311	2,787
Total	$13,193	$10,010

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss) and the condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016, respectively, for the domestic subsidiaries of the Company that serve as guarantors of the Company's 2019 convertible senior notes, 2020 senior notes and 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes and 2021 senior notes are 100% owned by the Company. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15	$193,364	$15,682	$—	$209,061
Accounts receivable, net of allowance for doubtful accounts of $5,868	—	24,006	4,080	(42)	28,044
Other current assets	76	18,586	870	—	19,532
Total current assets	91	235,956	20,632	(42)	256,637
Property, plant and equipment, net	—	2,430,343	130,083	—	2,560,426
Deferred charges, net	2,372	15,149	1,022	—	18,543
Intercompany receivable	1,783,340	693,603	110,704	(2,587,647)	—
Investment in subsidiaries	708,906	8,602	(4,283)	(713,225)	—
Other assets	1,743	6,212	2,333	—	10,288
Total assets	$2,496,452	$3,389,865	$260,491	$(3,300,914)	$2,845,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$12,398	$775	$—	$13,173
Accrued interest	13,516	—	—	—	13,516
Accrued payroll and benefits	—	5,907	491	—	6,398
Other accrued liabilities	—	12,718	517	(42)	13,193
Total current liabilities	13,516	31,023	1,783	(42)	46,280
Long-term debt, net of original issue discount of $28,378 and deferred financing costs of $9,458	1,087,164	—	—	—	1,087,164
Deferred tax liabilities, net	—	321,708	6,469	—	328,177
Intercompany payables	26,169	2,305,131	260,665	(2,591,965)	—
Other liabilities	—	2,667	(11)	—	2,656
Total liabilities	1,126,849	2,660,529	268,906	(2,592,007)	1,464,277
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,727 shares issued and outstanding	367	—	—	—	367
Additional paid-in capital	755,957	37,977	4,319	(42,296)	755,957
Retained earnings	613,279	691,359	(24,748)	(666,611)	613,279
Accumulated other comprehensive income	—	—	12,014	—	12,014
Total stockholders’ equity	1,369,603	729,336	(8,415)	(708,907)	1,381,617
Total liabilities and stockholders’ equity	$2,496,452	$3,389,865	$260,491	$(3,300,914)	$2,845,894

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of December 31, 2016
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$33,722	$10,315	$42	$44,079
Costs and expenses:
Operating expenses	—	24,529	3,366	40	27,935
Depreciation	—	23,354	1,323	—	24,677
Amortization	—	3,312	412	—	3,724
General and administrative expenses	36	13,586	618	2	14,242
	36	64,781	5,719	42	70,578
Gain on sale of assets	—	17	1	—	18
Operating income (loss)	(36)	(31,042)	4,597	—	(26,481)
Other income (expense):
Interest income	—	325	76	—	401
Interest expense	(13,809)	—	—	—	(13,809)
Equity in earnings (losses) of consolidated subsidiaries	(14,053)	—	—	14,053	—
Other income (expense), net	—	2,623	(2,946)	—	(323)
	(27,862)	2,948	(2,870)	14,053	(13,731)
Income (loss) before income taxes	(27,898)	(28,094)	1,727	14,053	(40,212)
Income tax expense (benefit)	—	(12,484)	170	—	(12,314)
Net income (loss)	$(27,898)	$(15,610)	$1,557	$14,053	$(27,898)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(27,898)	$(15,610)	$1,557	$14,053	$(27,898)
Other comprehensive income:
Foreign currency translation gain (loss)	—	(150)	1,919	—	1,769
Total comprehensive income (loss)	$(27,898)	$(15,760)	$3,476	$14,053	$(26,129)

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$579	$(15,013)	$10,815	$—	$(3,619)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(3,534)	246	—	(3,288)
Net proceeds from sale of assets	—	32	—	—	32
Vessel capital expenditures	—	(53)	(108)	—	(161)
Non-vessel capital expenditures	—	(113)	(17)	—	(130)
Net cash provided by (used in) investing activities	—	(3,668)	121	—	(3,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld from employee withholding taxes	(573)	—	—	—	(573)
Net cash used in financing activities	(573)	—	—	—	(573)
Effects of exchange rate changes on cash	—	(151)	(76)	—	(227)
Net increase (decrease) in cash and cash equivalents	6	(18,832)	10,860	—	(7,966)
Cash and cash equivalents at beginning of period	9	212,196	4,822	—	217,027
Cash and cash equivalents at end of period	$15	$193,364	$15,682	$—	$209,061
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$13,756	$—	$—	$—	$13,756
Cash paid for income taxes	$—	$128	$221	$—	$349

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$454	$36,151	$3,098	$—	$39,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(33,158)	(502)	—	(33,660)
Net proceeds from sale of assets	—	420	—	—	420
Vessel capital expenditures	—	(10,288)	(60)	—	(10,348)
Non-vessel capital expenditures	—	(295)	29	—	(266)
Net cash used in investing activities	—	(43,321)	(533)	—	(43,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld for employee withholding taxes	(450)	—	—	—	(450)
Net cash used in financing activities	(450)	—	—	—	(450)
Effects of exchange rate changes on cash	—	14	627	—	641
Net increase (decrease) in cash and cash equivalents	4	(7,156)	3,192	—	(3,960)
Cash and cash equivalents at beginning of period	10	252,651	7,140	—	259,801
Cash and cash equivalents at end of period	$14	$245,495	$10,332	$—	$255,841
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$13,787	$—	$—	$—	$13,787
Cash paid for income taxes	$—	$248	$1,504	$—	$1,752

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2016. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q.
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
General

Although the average price per barrel of oil increased slightly during the first three months of 2017, we did not experience any significant increase in demand for our services. Oil prices remain at historically low levels driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply, coupled with Organization of the Petroleum Exporting Countries, or OPEC, suppliers in the Middle East and Russia not reducing their production output. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. The lower oil prices have caused major and independent oil companies with deepwater operations to significantly reduce their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization. In November 2016, OPEC announced an agreement for its members to reduce production beginning in 2017 in an effort to reduce the global surplus of oil. Other oil producing nations agreed to voluntary cuts as well, and it remains to be seen whether OPEC and non-OPEC countries will continue to comply with their announced agreement to lower production. While the announcement resulted in an immediate increase in oil prices, the price per barrel has since declined during 2017. In addition, the temporary price increase incentivized some U.S. shale oil producers to increase their production, which may offset all or part of the production cuts implemented by OPEC members. Consequently, the increase in oil prices, above $50 per barrel, may not be sustainable throughout 2017.
The principal issue facing the industry is the ultimate duration of the current downturn. While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Even in light of our currently depressed operating levels, cash generated from operations together with cash on hand should be sufficient to fund our operations and commitments at least through the end of 2018. However, absent a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels, we do not currently expect to have sufficient liquidity to repay the full amount of our three tranches of funded unsecured debt outstanding when they mature in fiscal years 2019, 2020 and 2021, respectively, without refinancing part or all of such debt. We continue to evaluate the most appropriate method of addressing these maturities.

In the GoM, two high-spec OSVs have been delivered into the domestic market during 2017. We expect an additional 11 high-spec OSVs to be delivered into domestic service through 2018. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 205 of such vessels by the end of 2018. During the first quarter of 2017, there was an average of roughly 36 floating rigs available in the GoM, while an average of 23.0 were working. As of May 3, 2017, there were 33 rigs available and 22 were working. However, seven floating rigs have contracts that will expire during the remainder of 2017. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We expect one new rig to arrive in the GoM during the fourth quarter of 2017 and another rig to arrive during the first quarter of 2018. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin, if at all. In the market place, we continue to observe operators shortening or canceling rig contracts, which we believe will further reduce demand for vessels. Given these market conditions, we anticipate our average dayrates and utilization levels will continue to be depressed for the foreseeable future. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We feel that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve.
In recognition of these weak market conditions, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of March 31, 2017, we had 44 OSVs and two MPSVs stacked. As of May 3, 2017, we had 41 OSVs and two MPSVs stacked. These 43 stacked vessels represent 61% of our fleetwide vessel headcount, or 49% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
In Mexico, while the energy reform continues to progress, questions remain on the timing of the incremental activity expected in the Mexican deepwater GoM given the current oil price environment. PEMEX budget reductions have resulted in contract cancellations, drastically curtailing the number of our vessels operating in Mexico from 2015 levels. To date in 2017, we have reactivated three Mexican flagged OSVs for short-term work in that region. We consider Mexico to be a long-term market for our services, especially in light of energy reforms expected to be carried out there. Despite current oil prices, 26 companies were pre-approved as bidders for the first-ever Mexican deepwater lease auction, which occured in December 2016. We continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there.
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

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for nine foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of March 31, 2017, our 18 active new generation OSVs, six MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	17
Other U.S. coastlines (1)	6
23
Foreign
Brazil	1
Mexico	1
Middle East	1
Other Latin America	2
5
Total Vessels (2)	28

(1)	Includes two owned vessels and four managed vessels supporting the military.

(2)	Excluded from this table are 44 new generation OSVs and two MPSVs that were stacked as of March 31, 2017.
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies and estimates are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our owned new generation OSVs and the average number and size of vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, our shore-base facility and vessel management services, including the four vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs can have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our eight MPSVs.

	Three Months Ended March 31,
	2017	2016
Offshore Supply Vessels:
Average number of new generation OSVs (1)	62.0	61.6
Average number of active new generation OSVs (2)	18.1	27.9
Average new generation OSV fleet capacity (DWT)	220,030	219,398
Average new generation OSV capacity (DWT)	3,549	3,561
Average new generation OSV utilization rate (3)	19.7%	35.1%
Effective new generation OSV utilization rate (4)	67.5%	77.4%
Average new generation OSV dayrate (5)	$27,767	$24,601
Effective dayrate (6)	$5,470	$8,635

(1)	We owned 62 new generation OSVs as of March 31, 2017. Excluded from this data are eight MPSVs owned and operated by the Company as well as four vessels managed for the U.S. Navy.

(2)
In response to weak market conditions, we elected to stack certain new generation OSVs on various dates since October 2014. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

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

The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Components of EBITDA:
Net loss	$(27,898)	$(7,514)
Interest, net
Debt obligations	13,809	11,064
Interest income	(401)	(377)
Total interest, net	13,408	10,687
Income tax benefit	(12,314)	(3,449)
Depreciation	24,677	22,173
Amortization	3,724	6,279
EBITDA	$1,597	$28,176
The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
EBITDA Reconciliation to GAAP:
EBITDA	$1,597	$28,176
Cash paid for deferred drydocking charges	(3,129)	(1,207)
Cash paid for interest	(13,756)	(13,787)
Cash paid for taxes	(349)	(1,752)
Changes in working capital	6,246	27,159
Stock-based compensation expense	2,042	1,172
(Gain) loss on sale of assets	(18)	45
Changes in other, net	3,748	(103)
Net cash flows provided by (used in) operating activities	$(3,619)	$39,703
In addition, we also make certain adjustments, as applicable, to EBITDA for losses on early extinguishment of debt, stock-based compensation expense and interest income, to internally evaluate our performance based on the computation of ratios historically used in certain financial covenants of our credit agreements with various lenders. We believe that these ratios are material components of financial covenants, and when applicable, failure to comply with such covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.
The following table provides certain detailed adjustments to EBITDA, as defined in our revolving credit facility, for the three months ended March 31, 2017 and 2016, respectively (in thousands):
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense	$2,042	$1,172
Interest income	401	377

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

Summarized financial information for the three months ended March 31, 2017 and 2016, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$30,920	$50,855	$(19,935)	(39.2)%
Foreign	4,929	17,361	(12,432)	(71.6)%
	35,849	68,216	(32,367)	(47.4)%
Non-vessel revenues	8,230	8,604	(374)	(4.3)%
	44,079	76,820	(32,741)	(42.6)%
Operating expenses	27,935	40,429	(12,494)	(30.9)%
Depreciation and amortization	28,401	28,452	(51)	(0.2)%
General and administrative expenses	14,242	8,674	5,568	64.2%
	70,578	77,555	(6,977)	(9.0)%
Gain (loss) on sale of assets	18	(45)	63	>(100.0)%
Operating loss	(26,481)	(780)	(25,701)	>100.0%
Interest expense	13,809	11,064	2,745	24.8%
Interest income	401	377	24	6.4%
Income tax benefit	(12,314)	(3,449)	(8,865)	>100.0%
Net loss	$(27,898)	$(7,514)	$(20,384)	>100.0%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues. Revenues for the three months ended March 31, 2017 decreased by $32.7 million, or 42.6%, to $44.1 million compared to the same period in 2016. Our weighted-average active operating fleet for the three months ended March 31, 2017 and 2016 was 24 and 34 vessels, respectively.
Vessel revenues decreased $32.4 million, or 47.4%, to $35.8 million for the three months ended March 31, 2017 compared to $68.2 million for the same period in 2016. The decrease in vessel revenues primarily resulted from weak market conditions worldwide, which led to our decision to stack 18 incremental vessels on various dates from December 31, 2015 through March 31, 2017. For the three months ended March 31, 2017, we had an average of 45.9 vessels stacked compared to an average of 33.7 vessels stacked in the prior-year period. Revenue from our MPSV fleet decreased $14.6 million, or 72.9%, for the three months ended March 31, 2017 compared to the prior-year period. Average new generation OSV dayrates were $27,767 for the first three months of 2017 compared to $24,601 for the same period in 2016, an increase of $3,166, or 12.9%. The favorable variance was attributable to a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during the first quarter of 2017. Excluding such revenue, average new generation OSV dayrates would have been $19,221. Our new generation OSV utilization was 19.7% for the first three months of 2017 compared to 35.1% for the same period in 2016. This decrease in utilization is primarily due to weak market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during the current-year period. Our new generation OSVs incurred 61 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 3,954 days during the first three months of 2017. Excluding stacked vessel days, our new generation OSV effective utilization was 67.5% and 77.4% during the three months ended March 31, 2017 and 2016, respectively. Domestic vessel revenues decreased $19.9 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our fleet during the three months ended March 31, 2017 and the stacking of vessels since December 2015. Foreign vessel revenues decreased $12.4 million primarily due to an average of five OSVs that have relocated to the GoM from foreign regions or have been stacked on various dates since December 2015. Foreign vessel revenues for the first three months of 2017 comprised 13.7% of our total vessel revenues compared to 25.5% for the year-ago period.
Non-vessel revenues decreased $0.4 million, or 4.3%, to $8.2 million for the three months ended March 31, 2017 compared to $8.6 million for the same period in 2016. The decrease in non-vessel revenues is primarily attributable to a decrease in shorebase activity driven by continued weak market conditions during 2017 compared to the year-ago period. This decrease is partially offset by an increase in management services provided to the four vessels sold to the U.S Navy.
Operating Expenses. Operating expenses were $27.9 million, a decrease of $12.5 million, or 30.9%, for the three months ended March 31, 2017 compared to $40.4 million for the same period in 2016. Operating expenses were primarily driven lower by vessels that were removed from our active fleet count through our stacking strategy since December 2015, which resulted in a substantial reduction in mariner headcount, mariner pay cuts and reductions in other operating expenses.
Depreciation and Amortization. Depreciation and amortization expense of $28.4 million was $0.1 million, or 0.2%, lower for the three months ended March 31, 2017 compared to the same period in 2016. Depreciation increased by $2.5 million primarily due to the contribution of four vessels that were placed in service under our fifth OSV newbuild program since December 2015. The depreciation increase was offset by a decrease in amortization expense of $2.6 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Amortization expense is expected to decrease further in the near term as a result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $14.2 million, or 32.3% of revenues, was $5.6 million higher during the three months ended March 31, 2017 compared to the same period in 2016. The increase in G&A expense was primarily attributable to $3.8 million of additional bad debt reserves due to an unfavorable ruling in recent bankruptcy proceedings related to a receivable from a former customer and, to a lesser extent, $1.0 million of higher short-term incentive compensation expense and $0.8 million of long-term incentive compensation expense. These unfavorable variances were partially offset by $1.0 million of lower shoreside compensation expense due to workforce reductions that were implemented during fiscal 2016.
Operating Loss. Operating loss increased by $25.7 million to an operating loss of $26.5 million during the three months ended March 31, 2017 compared to the same period in 2016 for the reasons discussed above. Operating loss as a percentage of revenues was 60.1% for the three months ended March 31, 2017 compared to 1.0% for the same period in 2016.
Interest Expense. Interest expense of $13.8 million increased $2.7 million during the three months ended March 31, 2017 compared to the same period in 2016, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance in 2017 under our nearly completed newbuild program . During the three months ended March 31, 2017, we recorded $2.4 million of capitalized construction period interest, or roughly 14.8% of our total interest costs, compared to having capitalized $5.0 million, or roughly 31.1% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.4 million during the three months ended March 31, 2017, which was flat compared to the same period in 2016. Our average cash balance decreased to $221.0 million for the three months ended March 31, 2017 compared to $257.3 million for the same period in 2016. The average interest rate earned on our invested cash balances was 0.7% and 0.6% during the three months ended March 31, 2017 and 2016, respectively. The decrease in average cash balance was primarily due to outflow associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2017 compared to the prior-year period.
Income Tax Benefit. Our effective tax benefit rate was 30.6% and 31.5% for the three months ended March 31, 2017 and 2016, respectively. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. Our income tax benefit rate for the first quarter of 2017 was below our historical tax rate due to the adoption of a new accounting standard effective January 1, 2017, which requires the tax impact of stock-based compensation arrangements to be recorded as a discrete item within the provision for income taxes, whereas it was previously recorded in additional paid-in capital. This standard will cause volatility in our effective tax rates in the periods when outstanding stock options are exercised or restricted stock awards vest. We anticipate our tax benefit rate for fiscal 2017 will be approximately 35%.
Net Loss. Net loss increased by $20.4 million for a reported net loss of $27.9 million for the three months ended March 31, 2017 compared to net loss of $7.5 million for the same period during 2016. This increase in net loss for the three months ended March 31, 2017 was primarily driven by lower revenues due to weak market conditions discussed above and the reduction of active vessels in our operating fleet.
Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the remainder of 2017 and into 2018.
We have reviewed all of our debt agreements, including our revolving credit facility, as well as our liquidity position and projected future cash needs. Despite depressed oil and natural gas prices, we remain confident in the long-term viability of our business model upon an improvement in market conditions. To date, our liquidity has been impacted by low oil and natural gas prices resulting in lower than normal cash flow from operations. However, we project that, even with the currently depressed operating levels, cash generated from operations together with cash on-hand should be sufficient to fund our operations and commitments at least through the end of our current guidance period ending December 31, 2018, without drawing on our revolving credit facility. We also believe that we will be able to fund deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels, we do not currently expect to have sufficient liquidity to repay the full amount of our three tranches of funded unsecured debt outstanding as they mature, without refinancing part or all of such debt. Refinancing in the current climate is not likely to be achievable on terms that are in-line with our historic cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.
As of March 31, 2017, we had total cash and cash equivalents of $209.1 million and as of May 10, 2017, we remain in compliance with all currently applicable covenants under our undrawn revolving credit facility. The borrowing base on the amended facility is generally $200.0 million (other than during the interest coverage holiday as discussed further below). The revolving credit facility limits our cash balance to $50.0 million at any time the facility is drawn, and such facility requires a minimum liquidity (cash and revolver availability) level for prepayment of our 2019 convertible senior notes, 2020 senior notes, and 2021 senior notes of $150.0 million. The facility also requires that we maintain a minimum liquidity level of $100.0 million to permit a merger, formation or acquisition of a subsidiary or an investment (other than certain permitted investments). The LIBOR spreads for funded borrowings usually range from 225 basis points to 325 basis points. The minimum collateral-to-loan value ratio is 200% of the borrowing base. Accordingly, the 12 OSVs pledged as collateral are valued in excess of $400.0 million. None of our remaining assets have been granted as security. The minimum interest coverage ratio is 1.00x with step-ups to 1.25x in the third quarter of 2018 and 1.50x in the first quarter of 2019 and the maximum total debt-to-capitalization ratio is 55%, stepping down to 50% in the third quarter of 2018. However, we have the option of making a one-time election to suspend the interest coverage ratio for a holiday period of no more than four quarters, ending no later than the fourth quarter of

2017, with a single permitted rescission. Based on our results for the trailing four quarters, including the first quarter of 2017, we have designated the interest coverage holiday permitted by the revolving credit facility to commence, effective April 27, 2017, for the four-quarter period ending December 31, 2017, unless it is rescinded sooner. As a result, the borrowing base will be capped at $75.0 million during the period of the holiday and the LIBOR spreads for funded borrowings will be increased by an additional 50 basis points during and after the holiday. While we are in compliance with the currently applicable covenants contained within the facility, the $75.0 million is available for all permissible uses of proceeds, including working capital, if necessary, but subject to the anti-cash hoarding provision. For additional information with respect to our revolving credit facility, please refer to Note 6 of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the Commission, on February 24, 2017. If we were not able to maintain compliance with certain covenants of our currently undrawn revolving credit facility, the proceeds of such facility would not be available to us.
Events beyond our control, such as sustained low prices for oil and natural gas, a further significant decline in such commodity prices, delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the “Forward Looking Statements” on page ii and the Risk Factors stated in Item 1A of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows in the future. Should the need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets.
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $3.6 million for the three months ended March 31, 2017 compared to cash flows provided by operating activities of $39.7 million for the same period in 2016. Operating cash flows for the first three months of 2017 were unfavorably affected by weak market conditions for our vessels operating worldwide, which led to a decline in our weighted average active operating fleet from 34 to 24 vessels.
Investing Activities. Net cash used in investing activities was $3.5 million for the three months ended March 31, 2017 compared to $43.9 million for the same period in 2016. Cash used during the first three months of 2017 and 2016 consisted primarily of construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2017 compared to $0.5 million net cash used in financing activities for the same period in 2016. Net cash used in financing activities for the three months ended March 31, 2017 and 2016 resulted from shares withheld for payment of taxes due to restricted stock unit vestings.

Contractual Obligations
Debt
As of March 31, 2017, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Semi-Annual Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $2,795 (1)	$372,205	6.08%	$11,000	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $3,869 (1)	446,131	5.21%	11,300	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $28,378 and deferred financing costs of $2,794	268,828	6.23%	2,300	March 1 and September 1
	$1,087,164

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

Our revolving credit facility remains undrawn as of May 10, 2017. On April 27, 2017, we invoked the interest coverage holiday that is available to us under the revolving credit facility, which capped our borrowing base at $75.0 million for the duration of the holiday and increased the LIBOR spreads for funded borrowings by 50 basis points prospectively through maturity. As a result, we now have the option of borrowing at a variable rate of interest equal to (i) LIBOR plus a margin of 2.75% to 3.75% or (ii) the greatest of the Prime Rate, the Federal Funds Effective Rate plus 1/2 of 1.0% or LIBOR, plus 1.0%; plus in each case an applicable margin. The applicable margin for each base rate is determined by a pricing grid, which is based on a total debt-to-capitalization ratio, as defined in the credit agreement governing the revolving credit facility, as amended. Unused commitment fees are payable quarterly at the annual rate of 50.0 basis points of the unused portion of the $200 million borrowing base of the revolving credit facility based on the defined total debt-to-capitalization ratio. The reduced borrowing base, as a result of the interest coverage holiday, does not affect the calculation of these unused commitment fees. For additional information with respect to our amended revolving credit facility, our 2020 senior notes, our 2021 senior notes and our 2019 convertible senior notes, please refer to Note 6 of our Annual Report on Form 10-K that was filed with the SEC on February 24, 2017.
The credit agreement governing the revolving credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. Based on our financial ratios for the three months ended March 31, 2017, we were in compliance with all currently applicable financial covenants, and the reduced amount of the undrawn borrowing base under such facility is available to us for all uses of proceeds, including working capital, if necessary.  If we do not maintain compliance with all applicable covenants of our undrawn revolving credit facility, including the interest coverage ratio from and after January 1, 2018 (or earlier if the interest coverage holiday is rescinded sooner), the proceeds of such facility will not be available to us. The credit facility, which currently provides flexibility under applicable covenants, is subject to the anti-cash hoarding provision that limits our cash balance to no more than $50.0 million at any time the facility is drawn. For the three months ended March 31, 2017, we were also in compliance with all of our covenants contained within the governing indentures. We continuously review our debt covenants and report to our lenders our compliance with financial ratios on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the three months ended March 31, 2017 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Three Months Ended March 31, 2017	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$1.3	$1,265.3	$1,335.0	2Q2013-3Q2018

(1)
Estimated Program Totals and Projected Delivery Dates are based on internal estimates and are subject to change due to delays and possible cost overruns inherent in any large construction project, including, without limitations, shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, the inability to obtain necessary certifications and approvals and shortages of materials, component equipment or skilled labor. All of the above historical and budgeted capital expenditure project amounts for our newbuild program represent estimated cash outlays and do not include any allocation of capitalized construction period interest. Actual and projected delivery dates correspond to the first and last vessels that are contracted with shipyards for construction and delivery under our currently active program, respectively.

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of May 3, 2017, we had placed 22 vessels in service under such program. The remaining two vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service in the first and third quarters of 2018.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three months ended March 31, 2017 and 2016, respectively, and a forecast for the fiscal year ending December 31, 2017 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2017
	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$3.1	$1.2	$8.4
Other vessel capital improvements (2)	0.1	3.5	0.9
	3.2	4.7	9.3
Other Capital Expenditures
Commercial-related vessel improvements (3)	0.1	6.8	0.3
Miscellaneous non-vessel additions (4)	0.1	0.3	0.9
	0.2	7.1	1.2
Total	$3.4	$11.8	$10.5

(1)	Deferred drydocking charges for 2017 include the projected recertification costs for 10 OSVs and two MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Commercial-related vessel improvements include items such as cranes, ROVs, helidecks, living quarters and other specialized vessel equipment, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(4)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including sustained low or further declines in oil and natural gas prices; continued weakness in demand for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or vessel management contracts, or failures to finalize commitments to charter or manage vessels; sustained or further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; recent disruption in Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act related to the U.S. citizenship qualification; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; or the inability of the Company to refinance or otherwise retire funded debt obligations that come due in 2019, 2020 and 2021. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual banks to provide funding under the Company’s credit agreement, if required. Further, the Company can give no assurance regarding when and to what extent it will effect common stock or note repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's currently undrawn revolving credit facility. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
None.
Item 1A—Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
“GoM” means the U.S. Gulf of Mexico;
"high-specification" or “high-spec” means, when referring to new generation OSVs, vessels with cargo-carrying capacity greater than 2,500 DWT (i.e., 240 class OSV notations or higher), and dynamic-positioning systems with a DP-2 classification or higher; and, when referring to jack-up drilling rigs, rigs capable of working in 400-ft. of water depth or greater, with hook-load capacity of 2,000,000 lbs. or greater, with cantilever reach of 70-ft. or greater; and minimum quarters capacity of 150 berths or more and dynamic-positioning systems with a DP-2 classification or higher;
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
"low-specification" or “low-spec” means, when referring to new generation OSVs, vessels with cargo-carrying capacity between 1,500 DWT and 2,500 DWT (i.e., 200 class OSV notations), or dynamic-positioning systems with a DP-1 classification or lower;
“Macondo” means the well site location in the deepwater GoM where the Deepwater Horizon incident occurred as well as such incident itself;
“MPSV” means a multi-purpose support vessel;
“MSRC” means the Marine Spill Response Corporation;
“new generation” means, when referring to OSVs, modern, deepwater-capable vessels with cargo-carrying capacity greater than 1,500 DWT (i.e., 200 class OSV notations or higher) and dynamic-positioning systems with a DP-1 classification or higher, subject to the regulations promulgated under the International Convention on Tonnage Measurement of Ships, 1969, which was adopted by the United States and made effective for all U.S.-flagged vessels in 1992 and foreign-flagged equivalent vessels;
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

Hornbeck Offshore Services, Inc.

Date: May 10, 2017	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer