Form 10-Q
period 2017-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2017-08-09
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2017 was 37,028,306.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,783	$217,027
Accounts receivable, net of allowance for doubtful accounts of $6,152 and $2,120, respectively	34,963	36,550
Other current assets	20,234	16,978
Total current assets	179,980	270,555
Property, plant and equipment, net	2,538,621	2,578,388
Deferred charges, net	15,076	19,077
Other assets	10,112	10,255
Total assets	$2,743,789	$2,878,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,019	$11,774
Accrued interest	13,762	14,763
Accrued payroll and benefits	6,009	8,596
Other accrued liabilities	11,678	10,010
Total current liabilities	50,468	45,143
Long-term debt, including deferred gain of $20,564 and $0, and net of original issue discount of $8,527 and $31,093 and deferred financing costs of $11,804 and $10,197, respectively	1,013,144	1,083,710
Deferred tax liabilities, net	316,763	343,020
Other liabilities	3,053	3,406
Total liabilities	1,383,428	1,475,279
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,875 and 36,467 shares issued and outstanding, respectively	369	365
Additional paid-in-capital	757,164	754,394
Retained earnings	593,790	637,992
Accumulated other comprehensive income	9,038	10,245
Total stockholders’ equity	1,360,361	1,402,996
Total liabilities and stockholders’ equity	$2,743,789	$2,878,275

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Vessel revenues	$29,339	$45,284	$65,188	$113,500
Non-vessel revenues	8,087	8,389	16,317	16,993
	37,426	53,673	81,505	130,493
Costs and expenses:
Operating expenses	31,368	34,330	59,303	74,759
Depreciation	24,679	22,658	49,356	44,831
Amortization	3,266	5,816	6,990	12,095
General and administrative expenses	9,432	12,379	23,674	21,053
	68,745	75,183	139,323	152,738
Gain (loss) on sale of assets	1	—	19	(45)
Operating loss	(31,318)	(21,510)	(57,799)	(22,290)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	15,478	—
Interest income	464	386	865	763
Interest expense	(13,429)	(11,004)	(27,238)	(22,068)
Other income (expense), net	54	(48)	(269)	456
	2,567	(10,666)	(11,164)	(20,849)
Loss before income taxes	(28,751)	(32,176)	(68,963)	(43,139)
Income tax benefit	(9,262)	(11,590)	(21,576)	(15,039)
Net loss	$(19,489)	$(20,586)	$(47,387)	$(28,100)
Loss per share:
Basic loss per common share	$(0.53)	$(0.57)	$(1.29)	$(0.78)
Diluted loss per common share	$(0.53)	$(0.57)	$(1.29)	$(0.78)
Weighted average basic shares outstanding	36,769	36,191	36,683	36,138
Weighted average diluted shares outstanding	36,769	36,191	36,683	36,138

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net loss	$(19,489)	$(20,586)	$(47,387)	$(28,100)
Other comprehensive income:
Foreign currency translation income (loss)	(2,976)	10,517	(1,207)	20,678
Total comprehensive loss	$(22,465)	$(10,069)	$(48,594)	$(7,422)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,387)	$(28,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	49,356	44,831
Amortization	6,990	12,095
Stock-based compensation expense	3,014	4,216
Gain on early extinguishment of debt	(15,478)	—
Provision for bad debts	4,032	854
Deferred tax benefit	(24,243)	(13,513)
Amortization of deferred financing costs and deferred gain	6,137	5,359
(Gain) loss on sale of assets	(19)	45
Changes in operating assets and liabilities:
Accounts receivable	(6,199)	42,857
Other current and long-term assets	(3,127)	(1,540)
Deferred drydocking charges	(5,955)	(2,317)
Accounts payable	9,124	(7,721)
Accrued liabilities and other liabilities	631	(14,367)
Accrued interest	(1,002)	(3)
Net cash provided by (used in) operating activities	(24,126)	42,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(7,063)	(62,965)
Net proceeds from sale of assets	33	420
Vessel capital expenditures	(485)	(16,558)
Non-vessel capital expenditures	(548)	(275)
Net cash used in investing activities	(8,063)	(79,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien credit facility	980	—
Repurchase of senior notes	(5,057)	—
Repurchase of convertible notes	(49,631)	—
Deferred financing costs	(5,636)	—
Shares withheld for payment of employee withholding taxes	(573)	(450)
Net cash proceeds from other shares issued	258	727
Net cash provided by (used in) financing activities	(59,659)	277
Effects of exchange rate changes on cash	(396)	1,129
Net decrease in cash and cash equivalents	(92,244)	(35,276)
Cash and cash equivalents at beginning of period	217,027	259,801
Cash and cash equivalents at end of period	$124,783	$224,525
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$26,199	$25,087
Cash paid for income taxes	$710	$2,242
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for term loan	$127,096	$—

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain reclassifications have been made to prior period results to conform to current year presentation.
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

January 1, 2017
The adoption of this ASU had the following impact on our consolidated financial statements: 1) The Company recorded a $3.2 million adjustment to equity to recognize excess tax deductions related to stock based compensation expense from prior years. The prior period presentation has not been restated. 2) The Company recorded $1.8 million of tax shortfall in its provision for income taxes rather than as a decrease to equity. The prior period presentation has not been restated. 3) The Company recorded $0.6 million related to employee withholding taxes paid as a financing activity in the six months ended June 30, 2017. The prior year statement of cash flows was restated to reflect $0.5 million related to employee taxes paid. There was no impact on the calculation of earnings per share as all outstanding stock options were anti-dilutive at June 30, 2017. In addition, the Company has elected to continue estimating the forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

3. Loss Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(19,489)	$(20,586)	$(47,387)	$(28,100)
Weighted average number of shares of common stock outstanding	36,769	36,191	36,683	36,138
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—	—	—
Weighted average number of dilutive shares of common stock outstanding	36,769	36,191	36,683	36,138
Loss per common share:
Basic loss per common share	$(0.53)	$(0.57)	$(1.29)	$(0.78)
Diluted loss per common share	$(0.53)	$(0.57)	$(1.29)	$(0.78)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 992 and 988 shares of common stock for the three and six months ended June 30, 2017 and 992 and 966 shares of common stock for the three and six months ended June 30, 2016, respectively.

(2)
For the three and six months ended June 30, 2017 and 2016, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. As a result, the Company calculated the probability-weighted undiscounted cash flows for its two vessel groups, OSVs and MPSVs, to test for recoverability. As of June 30, 2017, the Company did not observe any new impairment indicators; however, the Company did review and update the assumptions in its undiscounted cash flow projections to reflect current market conditions. After reviewing these results, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group.

5. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	June 30, 2017	December 31, 2016
5.875% senior notes due 2020, net of deferred financing costs of $2,511 and $3,025	$364,431	$371,975
5.000% senior notes due 2021, net of deferred financing costs of $3,626 and $4,111	446,374	445,889
1.500% convertible senior notes due 2019, net of original issue discount of $8,507 and $31,093 and deferred financing costs of $1,906 and $3,061	89,234	265,846
First-lien credit facility due 2023, including deferred gain of $20,564 and $0, and net of original issue discount of $20 and $0, and deferred financing costs of $3,761 and $0	113,105	—
	$1,013,144	$1,083,710
The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$10,779	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	747	March 1 and September 1
First-lien credit facility due 2023 (1)	575	Variable

(1)
The interest rate on the first-lien credit facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on June 30, 2017. Please see further discussion of the variable interest rate below.

First-Lien Credit Facility
On June 15, 2017, the Company closed on a new $300 million first-lien delayed-draw term loan credit facility by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, or HOS, as Co-Borrower, certain holders of the Company’s outstanding notes, or the Initial Lenders, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent for the lenders, or the New Credit Facility. The Company concurrently terminated its then-existing $200 million existing senior secured revolving credit facility, dated February 6, 2015 as subsequently amended, or the Old Credit Facility. The New Credit Facility is guaranteed by the Parent Borrower’s significant domestic subsidiaries other than HOS. The six-year term of

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the New Credit Facility extended the February 2020 maturity that was applicable under the Old Credit Facility to June 2023.
The New Credit Facility enhanced the Company’s financial flexibility by (i) increasing liquidity from the then-applicable borrowing base of $75.0 million under the Old Credit Facility, (ii) extending the maturity date that existed under the Old Credit Facility by over three years, and (iii) eliminating all of the existing financial ratio maintenance covenants and the anti-cash hoarding provision of the Old Credit Facility. The New Credit Facility contains customary representations and warranties, covenants and events of default.
The Company can use the amounts it draws under the New Credit Facility for working capital and general corporate purposes, including the acquisition of distressed assets and/or the refinancing of existing debt, subject to, among other things, compliance with certain covenants requiring the Company to maintain access to liquidity (cash and credit availability) of $25.0 million at all times. The minimum liquidity level required for prepayment of the Company’s existing indebtedness and/or certain other restricted payments is $65.0 million.
The Company is required to draw on a cumulative basis (i) at least $68.0 million of the delayed-draw commitments under the New Credit Facility by December 31, 2017, (ii) at least $136.0 million of such commitments by December 31, 2018, and (iii) the full amount of the remaining $203.7 million of such commitments by September 1, 2019. The right to borrow any amount of the delayed-draw commitments not drawn by the respective minimum funding dates will be terminated.
The New Credit Facility is collateralized by 51 domestic high-spec OSVs and MPSVs, including a security interest in two pending MPSV newbuilds, and associated personalty, as well as by certain deposit and securities accounts, or the Collateral. Subject to the foregoing and certain limitations, the Company’s other assets that do not arise from, are not required for use in connection with, and are not necessary for, the operation of mortgaged vessels are unencumbered by liens, including ten low-spec domestic OSVs and eleven foreign-flagged vessels.
Borrowings under the New Credit Facility accrue interest, at the Company’s option, at either:

•
an adjusted London Interbank Offered Rate (subject to a 1.00% floor) plus (a) 6.00% during the first year of the New Credit Facility, (b) 6.50% during the second year of the New Credit Facility, (c) 7.00% during the third year of the New Credit Facility, (d) 7.25% during the fourth year of the New Credit Facility, and (e) 7.50% thereafter; or

•
the greatest of (a) the prime rate announced by The Wall Street Journal, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, and (c) the London Interbank Offered Rate plus, 1%, plus, for either (a), (b), or (c), a margin of (i) 5.00% during the first year of the New Credit Facility, (ii) 5.50% during the second year of the New Credit Facility, (iii) 6.00% during the third year of the New Credit Facility, (iv) 6.25% during the fourth year of the New Credit Facility, and (v) 6.50% thereafter.

The Company also has the option, exercisable anytime or from time-to-time during the six-year term of the loan, of paying interest on the New Credit Facility “in-kind” (accruing to the outstanding principal of the loan, or PIK Interest), subject to a 100 basis-point step-up in interest rate and a minimum 3% cash-pay coupon for so long as the Company elects to pay PIK Interest, subject to any and all debt incurrence and permitted lien restrictions then in effect under any outstanding loan agreements or bond indentures as of the time of such increase in principal.
The New Credit Facility may be prepaid at (i) 102% of the principal amount repaid if such repayment occurs on or prior to June 15, 2018, (ii) at 101% of the principal amount repaid if such repayment occurs after June 15, 2018 but on or prior to June 15, 2019, and (iii) at par of the principal repaid thereafter.
Upon closing the New Credit Facility, $95.3 million of borrowings under such facility were exchanged for $127.1 million in face value of its 2019 convertible senior notes. In accordance with applicable accounting

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

guidance, this debt-for-debt exchange has been accounted for as a debt modification, requiring the Company to defer the $31.8 million gain. Such gain was reduced by $11.1 million of original issue discount that was associated with the 2019 convertible senior notes that were exchanged. The net credit of $20.7 million has been deferred and will be amortized prospectively as a yield adjustment to interest expense over the life of the New Credit Facility.
The agreement governing the New Credit Facility and the indentures governing the Company's 2020 senior notes and 2021 senior notes impose certain restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.
Convertible Note and Senior Note Repurchases
Concurrently with the closing of the New Credit Facility, the Company arranged for the repurchase of $73.3 million of its outstanding 2019 convertible senior notes and $8.1 million of its outstanding 2020 senior notes for an aggregate total of $54.1 million of cash. The Company recorded a gain on early extinguishment of debt of $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible senior notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the credit facilities and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes and 2019 convertible senior notes by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy for such outstanding notes. The fair value of the Company’s New Credit Facility approximates its carrying value and the Company has assigned a Level 3 to such valuation.
As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	June 30, 2017			December 31, 2016
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$366,942	$364,431	$208,240	$375,000	$371,975	$270,938
5.000% senior notes due 2021	450,000	446,374	240,750	450,000	445,889	301,343
1.500% convertible senior notes due 2019	99,647	89,234	73,241	300,000	265,846	216,195
First-lien credit facility due 2023 (1)	96,322	113,105	96,322	—	—	—
	$1,012,911	$1,013,144	$618,553	$1,125,000	$1,083,710	$788,476

(1)	The carrying value of the first-lien credit facility due 2023 includes a deferred gain of $20,564 less original issue discount and deferred financing costs of $3,781.
Capitalized Interest
During the three and six months ended June 30, 2017, the Company capitalized approximately $2.5 million and $4.9 million, respectively, of interest costs related to the construction of vessels. During the three and six months ended June 30, 2016, the Company capitalized approximately $5.1 million and $10.1 million, respectively, of interest costs related to the construction of vessels.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of June 30, 2017, the Company has granted awards covering 4.7 million shares of common stock under such plan.
During the six months ended June 30, 2017, the Company granted phantom restricted stock units, time-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Performance-based phantom restricted stock units		X
Time-based phantom restricted stock units		X	X
Time-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based phantom restricted stock units are calculated based on the Company's performance compared to two pre-determined criteria, as defined by the phantom restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company's performance. During the six months ended June 30, 2017, the Company granted 341,136 time-based restricted stock units, 394,027 time-based and 454,849 performance-based phantom restricted stock units and 87,296 shares of fully-vested common stock.
The fair value of the Company’s performance-based restricted stock units and performance-based phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and time-based phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition, all phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2017, the Company granted performance-based and time-based restricted stock units and phantom stock units in prior years. During the six months ended June 30, 2017, the Company issued 408,049 shares, in the aggregate, of common stock due to: 1) vestings of restricted stock units, 2) employee purchases under the Company's Employee Stock Purchase Plan and 3) the issuance of fully-vested common stock.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before taxes	$972	$3,044	$3,014	$4,216
Net income	$659	$1,948	$2,071	$2,746
Earnings per common share:
Basic earnings per common share	$0.02	$0.05	$0.06	$0.08
Diluted earnings per common share	$0.02	$0.05	$0.06	$0.08

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies
Vessel Construction
The remaining two vessels under the Company's fifth OSV newbuild program are expected to be delivered in 2018. The aggregate cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $16.9 million, and $51.2 million, are expected to be incurred in the remainder of 2017 and fiscal 2018 respectively. From the inception of this program through June 30, 2017, the Company had incurred $1,266.9 million, or 94.9%, of total expected project costs.
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
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels then operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company. As a result, this assignment has been interpreted by local authorities as a new importation of these vessels resulting in an importation assessment ranging from $0.5 million to $3.5 million. The Company disagrees with this interpretation. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision has been appealed by local authorities to another court. As of June 30, 2017, these potential duties have not been assessed or recorded in the Company's financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position, but the ultimate resolution could have a material impact on its interim or annual results of operations.
During 2012, a customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code, which in June 2014 was converted to a Chapter 7 case. The Company believes its receivables from ATP, of $4.8 million, are secured under the Louisiana Oil Well Lien Act. A legal challenge related to the Company's liens was raised in the bankruptcy proceedings by parties whose interests are affected by the liens. The Company pursued this claim in Bankruptcy Court and during the first quarter of 2017 a district court judge ruled that the Company's claim is not secured. That ruling has been appealed by the Company. As a result of such ruling, the Company increased its reserve related to this receivable to $4.8 million.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued lease expense	$4,955	$4,763
Deferred revenue	1,642	2,245
Other	5,081	3,002
Total	$11,678	$10,010

9. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidating statements of operations and the condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 and the condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016, respectively, for the domestic subsidiaries of the Company that serve as co-borrower and/or guarantors of the Company's 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the New Credit Facility and the financial results for the Company's subsidiaries that do not serve as guarantors. The co-borrower and/or guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the New Credit Facility are 100% owned by the Company. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16	$112,418	$12,349	$—	$124,783
Accounts receivable, net of allowance for doubtful accounts of $6,152	—	30,689	4,359	(85)	34,963
Other current assets	51	19,296	887	—	20,234
Total current assets	67	162,403	17,595	(85)	179,980
Property, plant and equipment, net	—	2,413,979	124,642	—	2,538,621
Deferred charges, net	—	13,308	1,768	—	15,076
Intercompany receivable	1,713,167	638,074	42,498	(2,393,739)	—
Investment in subsidiaries	687,445	8,602	(4,283)	(691,764)	—
Other assets	1,743	6,125	2,244	—	10,112
Total assets	$2,402,422	$3,242,491	$184,464	$(3,085,588)	$2,743,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$17,795	$1,224	$—	$19,019
Accrued interest	13,762	—	—	—	13,762
Accrued payroll and benefits	—	5,451	558	—	6,009
Other accrued liabilities	—	11,457	306	(85)	11,678
Total current liabilities	13,762	34,703	2,088	(85)	50,468
Long-term debt, including deferred gain of $20,564, and net of original issue discount of $8,527 and deferred financing costs of $11,804	1,013,144	—	—	—	1,013,144
Deferred tax liabilities, net	—	311,897	4,866	—	316,763
Intercompany payables	23,237	2,179,035	194,829	(2,397,101)	—
Other liabilities	—	3,063	(10)	—	3,053
Total liabilities	1,050,143	2,528,698	201,773	(2,397,186)	1,383,428
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,875 shares issued and outstanding	369	—	—	—	369
Additional paid-in capital	757,165	37,976	4,319	(42,296)	757,164
Retained earnings	594,745	675,817	(30,666)	(646,106)	593,790
Accumulated other comprehensive income	—	—	9,038	—	9,038
Total stockholders’ equity	1,352,279	713,793	(17,309)	(688,402)	1,360,361
Total liabilities and stockholders’ equity	$2,402,422	$3,242,491	$184,464	$(3,085,588)	$2,743,789

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$36,325	$1,406	$(305)	$37,426
Costs and expenses:
Operating expenses	—	28,337	3,338	(307)	31,368
Depreciation	—	23,368	1,311	—	24,679
Amortization	—	2,903	363	—	3,266
General and administrative expenses	74	8,734	633	(9)	9,432
	74	63,342	5,645	(316)	68,745
Gain on sale of assets	—	1	—	—	1
Operating income (loss)	(74)	(27,016)	(4,239)	11	(31,318)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—	—	15,478
Interest income	—	363	101	—	464
Interest expense	(13,429)	—	—	—	(13,429)
Equity in earnings (losses) of consolidated subsidiaries	(21,464)	—	—	21,464	—
Other income (expense), net	—	1,023	(958)	(11)	54
	(19,415)	1,386	(857)	21,453	2,567
Income (loss) before income taxes	(19,489)	(25,630)	(5,096)	21,464	(28,751)
Income tax expense (benefit)	—	(9,611)	349	—	(9,262)
Net income (loss)	$(19,489)	$(16,019)	$(5,445)	$21,464	$(19,489)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(19,489)	$(16,019)	$(5,445)	$21,464	$(19,489)
Other comprehensive income:
Foreign currency translation loss	—	—	(2,976)	—	(2,976)
Total comprehensive income (loss)	$(19,489)	$(16,019)	$(8,421)	$21,464	$(22,465)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$70,047	$11,721	$(263)	$81,505
Costs and expenses:
Operating expenses	—	52,866	6,704	(267)	59,303
Depreciation	—	46,722	2,634	—	49,356
Amortization	—	6,215	775	—	6,990
General and administrative expenses	110	22,320	1,251	(7)	23,674
	110	128,123	11,364	(274)	139,323
Gain on sale of assets	—	18	1	—	19
Operating income (loss)	(110)	(58,058)	358	11	(57,799)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—	—	15,478
Interest income	—	688	177	—	865
Interest expense	(27,238)	—	—	—	(27,238)
Equity in earnings of consolidated subsidiaries	(35,517)	—	—	35,517	—
Other income (expense), net	—	3,646	(3,904)	(11)	(269)
	(47,277)	4,334	(3,727)	35,506	(11,164)
Income (loss) before income taxes	(47,387)	(53,724)	(3,369)	35,517	(68,963)
Income tax expense (benefit)	—	(22,095)	519	—	(21,576)
Net income (loss)	$(47,387)	$(31,629)	$(3,888)	$35,517	$(47,387)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(47,387)	$(31,629)	$(3,888)	$35,517	$(47,387)
Other comprehensive income:
Foreign currency translation gain (loss)	—	(149)	(1,058)	—	(1,207)
Total comprehensive income (loss)	$(47,387)	$(31,778)	$(4,946)	$35,517	$(48,594)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$52,173	$470	$1,030	$53,673
Costs and expenses:
Operating expenses	—	29,726	3,623	981	34,330
Depreciation	—	21,568	1,090	—	22,658
Amortization	—	5,471	345	—	5,816
General and administrative expenses	76	11,464	790	49	12,379
	76	68,229	5,848	1,030	75,183
Operating loss	(76)	(16,056)	(5,378)	—	(21,510)
Other income (expense):
Interest income	—	237	149	—	386
Interest expense	(11,004)	—	—	—	(11,004)
Equity in earnings (losses) of consolidated subsidiaries	(9,507)	—	—	9,507	—
Other income (expense), net	—	(40)	(9)	1	(48)
	(20,511)	197	140	9,508	(10,666)
Income (loss) before income taxes	(20,587)	(15,859)	(5,238)	9,508	(32,176)
Income tax expense (benefit)	—	(11,832)	242	—	(11,590)
Net income (loss)	$(20,587)	$(4,027)	$(5,480)	$9,508	$(20,586)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(20,587)	$(4,027)	$(5,480)	$9,508	$(20,586)
Other comprehensive income:
Foreign currency translation gain	—	20	10,497	—	10,517
Total comprehensive income (loss)	$(20,587)	$(4,007)	$5,017	$9,508	$(10,069)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$120,236	$7,921	$2,336	$130,493
Costs and expenses:
Operating expenses	—	63,384	9,111	2,264	74,759
Depreciation	—	42,852	1,979	—	44,831
Amortization	—	11,402	693	—	12,095
General and administrative expenses	112	19,436	1,433	72	21,053
	112	137,074	13,216	2,336	152,738
Loss on sale of assets	—	(45)	—	—	(45)
Operating loss	(112)	(16,883)	(5,295)	—	(22,290)
Other income (expense):
Interest income	—	473	290	—	763
Interest expense	(22,066)	—	(2)	—	(22,068)
Equity in earnings (losses) of consolidated subsidiaries	(6,008)	—	—	6,008	—
Other income	—	230	140	86	456
	(28,074)	703	428	6,094	(20,849)
Income (loss) before income taxes	(28,186)	(16,180)	(4,867)	6,094	(43,139)
Income tax expense (benefit)	—	(15,524)	485	—	(15,039)
Net income (loss)	$(28,186)	$(656)	$(5,352)	$6,094	$(28,100)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(28,186)	$(656)	$(5,352)	$6,094	$(28,100)
Other comprehensive income:
Foreign currency translation gain	—	34	20,644	—	20,678
Total comprehensive income (loss)	$(28,186)	$(622)	$15,292	$6,094	$(7,422)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$59,666	$(91,432)	$7,640	$—	$(24,126)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(7,455)	392	—	(7,063)
Net proceeds from sale of assets	—	33	—	—	33
Vessel capital expenditures	—	(243)	(242)	—	(485)
Non-vessel capital expenditures	—	(531)	(17)	—	(548)
Net cash provided by (used in) investing activities	—	(8,196)	133	—	(8,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien credit facility	980	—	—	—	980
Repurchase of senior notes	(5,057)	—	—	—	(5,057)
Repurchase of convertible notes	(49,631)	—	—	—	(49,631)
Deferred financing costs	(5,636)	—	—	—	(5,636)
Shares withheld for employee withholding taxes	(573)	—	—	—	(573)
Net cash proceeds from other shares issued	258	—	—	—	258
Net cash used in financing activities	(59,659)	—	—	—	(59,659)
Effects of exchange rate changes on cash	—	(150)	(246)	—	(396)
Net increase (decrease) in cash and cash equivalents	7	(99,778)	7,527	—	(92,244)
Cash and cash equivalents at beginning of period	9	212,196	4,822	—	217,027
Cash and cash equivalents at end of period	$16	$112,418	$12,349	$—	$124,783
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$26,199	$—	$—	$—	$26,199
Cash paid for income taxes	$—	$331	$379	$—	$710
SUPPLEMENTAL DISCLOUSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for term loan	$127,096	$—	$—	$—	$127,096

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(274)	$39,960	$3,010	$—	$42,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(62,381)	(584)	—	(62,965)
Net proceeds from sale of assets	—	420	—	—	420
Vessel capital expenditures	—	(16,498)	(60)	—	(16,558)
Non-vessel capital expenditures	—	(332)	57	—	(275)
Net cash used in investing activities	—	(78,791)	(587)	—	(79,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld for employee withholding taxes	(450)	—	—	—	(450)
Net cash proceeds from other shares issued	727	—	—	—	727
Net cash provided by financing activities	277	—	—	—	277
Effects of exchange rate changes on cash	—	34	1,095	—	1,129
Net increase (decrease) in cash and cash equivalents	3	(38,797)	3,518	—	(35,276)
Cash and cash equivalents at beginning of period	10	252,651	7,140	—	259,801
Cash and cash equivalents at end of period	$13	$213,854	$10,658	$—	$224,525
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$25,087	$—	$—	$—	$25,087
Cash paid for income taxes	$—	$353	$1,889	$—	$2,242

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
General

Oil prices remain at depressed levels driven in part by a significant rise in U.S. shale oil production as well as other previously unavailable sources of supply. In addition, economic weakness in many regions of the world, notably Europe and China, has reduced the previously expected oil consumption growth rate. The lower oil prices have caused major and independent oil companies with deepwater operations to significantly reduce their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization. In November 2016, the Organization of Petroleum Exporting Countries, or OPEC, announced an agreement for its members to reduce production beginning in 2017 in an effort to reduce the global surplus of oil. Other oil producing nations agreed to voluntary cuts as well, and it remains to be seen whether OPEC and non-OPEC countries will continue to comply with their announced agreement to lower production. While the announcement resulted in an immediate increase in oil prices, the price per barrel has since declined during 2017, despite subsequent agreements among OPEC members to extend production cuts. In addition, any temporary price increases have incentivized some U.S. shale oil producers to increase their production, which may offset all or part of the production cuts implemented by OPEC members.
The principal issue facing the industry is the ultimate duration of the current downturn. While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Even in light of our currently depressed operating levels, cash generated from operations together with cash on hand and availability under the New Credit Facility should be sufficient to fund our operations and commitments through the end of 2019. However, absent a significant recovery of market conditions such that cash flows from operations were to increase materially from projected levels and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of our remaining tranches of 2020 senior notes and 2021 senior notes when they mature in fiscal years 2020 and 2021, respectively. The recently completed New Credit Facility was the first step in addressing the maturities of our unsecured notes. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.

In the GoM, two high-spec OSVs have been delivered into the domestic market during 2017. We expect an additional 11 high-spec OSVs to be delivered into domestic service through 2018. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 205 of such vessels by the end of 2018. During the second quarter of 2017, there was an average of roughly 33 floating rigs available in the GoM, while an average of 21.1 were working. As of August 2, 2017, there were 31 rigs available and 20 were working. However, eight floating rigs have contracts that will expire during the remainder of 2017. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We expect three new rigs to arrive in the GoM during the fourth quarter of 2017 and another rig to arrive during the first quarter of 2018. We expect one rig to depart from the GoM during the third quarter of 2017 and another rig to depart during the first quarter of 2018. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin, if at all. Given these market conditions, we anticipate our average dayrates and utilization levels will continue to be depressed for the foreseeable future. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We feel that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve.
In recognition of these weak market conditions, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of June 30, 2017, we had 42 OSVs stacked. As of August 2, 2017, we had 41 OSVs stacked. These 41 stacked vessels represent 59% of our fleetwide vessel headcount, or 44% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
There have been five auctions completed since energy reform began in Mexico in 2013, including one deepwater and two shallow water tenders. So far, these auctions have yielded 39 contracts with forecasted investment over their lifetime of $48.8 billion. Despite current oil prices, eight of ten blocks were awarded to major and national oil companies during the first deepwater auction held in December 2016. Capital investment commitments made by the winning bidders in the first deepwater auction totaled about $4.0 billion, however, questions remain on the timing of the incremental activity expected in the Mexican deepwater GoM as a result of this auction. The next deepwater lease auction is scheduled for January 2018 and is expected to be comprised of 30 blocks in four areas. As a result of leases awarded during the initial shallow water lease round in 2016, two operators announced major discoveries in mid-July 2017. We consider Mexico to be a long-term market for our services, especially in light of energy reforms expected to be carried out there. We continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there.
In Brazil, Petrobras has moved towards an "all Brazilian flag" vessel fleet, which has limited opportunities in Brazil for foreign-flagged vessels, except where highly specialized services are required. In January 2016, we placed one of our newbuild HOSMAX 310 class OSVs into Brazilian registry and have imported that vessel into Brazil. In October 2016, Brazil enacted new legislation that will allow international oil companies to participate as operators of pre-salt offshore developments, reversing a policy that reserved such properties to Petrobras, exclusively. By doing so, the Brazilian government has created the possibility that foreign operators might spur additional exploration and development activity that has been dampened by low oil prices and Petrobras' difficulties.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for nine foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of June 30, 2017, our 20 active new generation OSVs, eight MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	18
Other U.S. coastlines (1)	6
24
Foreign
Brazil	1
Mexico	4
Middle East	1
Other Latin America	2
8
Total Vessels (2)	32

(1)	Includes two owned vessels and four managed vessels supporting the military.

(2)	Excluded from this table are 42 new generation OSVs that were stacked as of June 30, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Offshore Supply Vessels:
Average number of new generation OSVs (1)	62.0	62.0	62.0	61.8
Average number of active new generation OSVs (2)	20.7	20.1	19.4	24.0
Average new generation OSV fleet capacity (DWT)	220,172	221,629	220,172	220,514
Average new generation OSV capacity (DWT)	3,551	3,575	3,551	3,568
Average new generation OSV utilization rate (3)	22.3%	23.9%	21.0%	29.5%
Effective new generation OSV utilization rate (4)	66.6%	73.8%	67.0%	75.9%
Average new generation OSV dayrate (5)	$17,202	$26,642	$22,129	$25,431
Effective dayrate (6)	$3,836	$6,367	$4,647	$7,502

(1)	We owned 62 new generation OSVs as of June 30, 2017. Excluded from this data are eight MPSVs owned and operated by the Company as well as four vessels managed for the U.S. Navy.

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
EBITDA is widely used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliations, we believe EBITDA provides additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt, pay deferred taxes and fund drydocking charges and other maintenance capital expenditures. We also believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year.
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

The following table provides the detailed components of EBITDA as we define that term for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of EBITDA:
Net loss	$(19,489)	$(20,586)	$(47,387)	$(28,100)
Interest, net
Debt obligations	13,429	11,004	27,238	22,068
Interest income	(464)	(386)	(865)	(763)
Total interest, net	12,965	10,618	26,373	21,305
Income tax benefit	(9,262)	(11,590)	(21,576)	(15,039)
Depreciation	24,679	22,658	49,356	44,831
Amortization	3,266	5,816	6,990	12,095
EBITDA	$12,159	$6,916	$13,756	$35,092
The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
EBITDA Reconciliation to GAAP:
EBITDA	$12,159	$6,916	$13,756	$35,092
Cash paid for deferred drydocking charges	(2,826)	(1,110)	(5,955)	(2,317)
Cash paid for interest	(12,443)	(11,300)	(26,199)	(25,087)
Cash paid for taxes	(361)	(490)	(710)	(2,242)
Changes in working capital	(2,813)	4,976	3,433	31,685
Stock-based compensation expense	972	3,044	3,014	4,216
Gain on early extinguishment of debt	(15,478)	—	(15,478)	—
(Gain) loss on sale of assets	(1)	—	(19)	45
Changes in other, net	284	957	4,032	854
Net cash flows provided by (used in) operating activities	$(20,507)	$2,993	$(24,126)	$42,246
In addition, we have also historically made certain adjustments, as applicable, to EBITDA for losses on early extinguishment of debt, stock-based compensation expense and interest income, to internally evaluate our performance based on the computation of ratios used in certain financial covenants of our credit agreements with various lenders. We believe that such ratios can, at times, be material components of financial covenants and, when applicable, failure to comply with such covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.

The following table provides certain detailed adjustments to EBITDA, as defined in our first-lien credit facility, for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain on early extinguishment of debt	$15,478	$—	$15,478	$—
Stock-based compensation expense	972	3,044	3,014	4,216
Interest income	464	386	865	763

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

Summarized financial information for the three months ended June 30, 2017 and 2016, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$23,646	$41,269	$(17,623)	(42.7)%
Foreign	5,693	4,015	1,678	41.8%
	29,339	45,284	(15,945)	(35.2)%
Non-vessel revenues	8,087	8,389	(302)	(3.6)%
	37,426	53,673	(16,247)	(30.3)%
Operating expenses	31,368	34,330	(2,962)	(8.6)%
Depreciation and amortization	27,945	28,474	(529)	(1.9)%
General and administrative expenses	9,432	12,379	(2,947)	(23.8)%
	68,745	75,183	(6,438)	(8.6)%
Gain on sale of assets	1	—	1	100.0%
Operating loss	(31,318)	(21,510)	(9,808)	45.6%
Gain on early extinguishment of debt	15,478	—	15,478	100.0%
Interest expense	13,429	11,004	2,425	22.0%
Interest income	464	386	78	20.2%
Income tax benefit	(9,262)	(11,590)	2,328	(20.1)%
Net loss	$(19,489)	$(20,586)	$1,097	(5.3)%
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues. Revenues for the three months ended June 30, 2017 decreased by $16.2 million, or 30.3%, to $37.4 million compared to the same period in 2016. Our weighted-average active operating fleet for the three months ended June 30, 2017 and 2016 was 28 and 26 vessels, respectively.
Vessel revenues decreased $15.9 million, or 35.2%, to $29.3 million for the three months ended June 30, 2017 compared to $45.3 million for the same period in 2016. The decrease in vessel revenues was primarily due to soft market conditions worldwide. For the three months ended June 30, 2017, we had an average of 42.5 vessels stacked compared to 41.9 vessels stacked in the prior-year quarter. Revenue from our MPSV fleet decreased $1.5 million, or 16.4%, for the three months ended June 30, 2017 compared to the prior-year period. Average new generation OSV dayrates were $17,202 for the second quarter of 2017 compared to $26,642 for the same period in 2016. Our new generation OSV utilization was 22.3% for the second quarter of 2017 compared to 23.9% for the same period in 2016. This decrease in utilization is primarily due to soft market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked. Our new generation OSVs incurred 76 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 3,757 days during the second quarter of 2017. Excluding stacked vessel days, our new generation OSV effective utilization was 66.6% and 73.8% for the same periods, respectively. Domestic vessel revenues decreased $17.6 million from the year-ago quarter primarily due to lower dayrates earned by vessels operating in our fleet during the three months ended June 30, 2017 and the stacking of additional vessels since March 2016. Foreign vessel revenues increased $1.7 million primarily due to an average of two incremental OSVs that worked in foreign markets during the three months ended June 30, 2017. Foreign vessel revenues for the second quarter of 2017 comprised 19.4% of our total vessel revenues compared to 8.9% for the year-ago period.

Non-vessel revenues decreased $0.3 million, or 3.6%, to $8.1 million for the three months ended June 30, 2017 compared to $8.4 million for the same period in 2016. This decrease is primarily attributable to a decrease in shorebase activity driven by continued weak market conditions during 2017 compared to the year-ago period. This decrease is partially offset by an increase in management services provided to the four vessels sold to the U.S Navy.
Operating Expenses. Operating expenses were $31.4 million, a decrease of $3.0 million, or 8.6%, for the three months ended June 30, 2017 compared to $34.3 million for the same period in 2016. Operating expenses decreased primarily due to vessels that we removed from our active fleet count through our stacking strategy since March 2016, which resulted in a substantial reduction in mariner headcount, mariner pay cuts and reductions in other operating expenses. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $120.0 million to $130.0 million for the year ending December 31, 2017. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $27.9 million was $0.5 million, or 1.9%, lower for the three months ended June 30, 2017 compared to the same period in 2016. Depreciation increased by $2.0 million primarily due to the addition of two vessels that were placed in service under our fifth OSV newbuild program since March 2016. The depreciation increase was offset by a decrease in amortization expense of $2.5 million, which was mainly driven lower by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to increase from current levels as the vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $9.4 million was $2.9 million lower during the three months ended June 30, 2017 compared to the same period in 2016. The decrease in G&A expense was attributable to lower long-term incentive compensation expense, shoreside compensation expense and bad debt reserves. Shoreside compensation expense was lower due to workforce reductions that were implemented during fiscal 2016. Long-term incentive compensation was lower due to a "mark to market" adjustment on cash-settled awards to reflect the decline in our stock price during the three months ended June 30, 2017. These favorable variances were partially offset by higher short-term incentive compensation expense.
Operating Loss. Operating loss increased by $9.8 million to $31.3 million during the three months ended June 30, 2017 compared to the same period in 2016 for the reasons discussed above. Operating loss as a percentage of revenues was 83.7% for the three months ended June 30, 2017 compared to 40.1% for the same period in 2016.
Gain on Early Extinguishment of Debt. On June 15, 2017, we terminated the Old Credit Facility and replaced it with the New Credit Facility. We concurrently arranged for the repurchase of $73.3 million of the 2019 convertible senior notes, and $8.1 million of the 2020 senior notes, for an aggregate total of $54.1 million of cash. We recorded a gain on early extinguishment of debt of approximately $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible senior notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the credit facilities and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
Interest Expense. Interest expense of $13.4 million increased $2.4 million during the three months ended June 30, 2017 compared to the same period in 2016, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance under our nearly completed newbuild program. We recorded $2.5 million of capitalized construction period interest, or roughly 15.7% of our total interest costs, for the second quarter of 2017 compared to $5.1 million, or roughly 31.7% of our total interest costs, for the year-ago period.

Interest Income. Interest income was $0.5 million during the three months ended June 30, 2017, which was $0.1 million higher compared to the same period in 2016. Our average cash balance decreased to $188.4 million for the three months ended June 30, 2017 compared to $239.2 million for the same period in 2016. The average interest rate earned on our invested cash balances was 1.0% and 0.7% during the three months ended June 30, 2017 and 2016, respectively. The decrease in average cash balance was primarily due to outflow associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2017 compared to the prior-year period.
Income Tax Benefit. Our effective tax benefit rate was 32.2% and 36.0% for the three months ended June 30, 2017 and 2016, respectively. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. Our income tax benefit rate for the three months ended June 30, 2017 is lower than the benefit rate for the three months ended June 30, 2016 due to a valuation allowance of $0.9 million related to foreign tax credits expiring in 2020 and 2021, which was recorded during the three months ended June 30, 2017.
Net Loss. Net loss decreased by $1.1 million for a reported net loss of $19.5 million for the three months ended June 30, 2017 compared to a net loss of $20.6 million for the same period during 2016. This year-over-year decrease in net loss for the second quarter of 2017 was primarily attributable to a $15.5 million net gain on early extinguishment of debt. Excluding the gain on early extinguishment of debt, net loss would have been $30.0 million for the three months ended June 30, 2017. This increased net loss, excluding the gain on early extinguishment of debt, was driven by lower revenues due to weak market conditions discussed above and the reduction of active vessels in our operating fleet.

Summarized financial information for the six months ended June 30, 2017 and 2016, respectively, is shown below in the following table (in thousands, except percentage changes):

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$54,566	$92,124	$(37,558)	(40.8)%
Foreign	10,622	21,376	(10,754)	(50.3)%
	65,188	113,500	(48,312)	(42.6)%
Non-vessel revenues	16,317	16,993	(676)	(4.0)%
	81,505	130,493	(48,988)	(37.5)%
Operating expenses	59,303	74,759	(15,456)	(20.7)%
Depreciation and amortization	56,346	56,926	(580)	(1.0)%
General and administrative expenses	23,674	21,053	2,621	12.4%
	139,323	152,738	(13,415)	(8.8)%
Gain (loss) on sale of assets	19	(45)	64	>(100.0)%
Operating loss	(57,799)	(22,290)	(35,509)	>100.0%
Gain on early extinguishment of debt	15,478	—	15,478	100.0%
Interest expense	27,238	22,068	5,170	23.4%
Interest income	865	763	102	13.4%
Income tax benefit	(21,576)	(15,039)	(6,537)	43.5%
Net loss	$(47,387)	$(28,100)	$(19,287)	68.6%
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues. Revenues for the six months ended June 30, 2017 decreased by $49.0 million, or 37.5%, to $81.5 million compared to the same period in 2016. Our weighted-average active operating fleet for the six months ended June 30, 2017 and 2016 was 26 and 30 vessels, respectively.
Vessel revenues decreased $48.3 million, or 42.6%, to $65.2 million for the six months ended June 30, 2017 compared to $113.5 million for the same period in 2016. The decrease in vessel revenues primarily resulted from weak market conditions worldwide, which led to our decision to stack an average of 6.4 incremental vessels on various dates from December 31, 2015 through June 30, 2017. For the six months ended June 30, 2017, we had an average of 44.2 vessels stacked compared to an average of 37.8 vessels stacked in the prior-year period. Revenue from our MPSV fleet decreased $16.1 million, or 54.9%, for the six months ended June 30, 2017 compared to the prior-year period. Average new generation OSV dayrates were $22,129 for the first six months of 2017 compared to $25,431 for the same period in 2016, a decrease of $3,302, or 13.0%. Our new generation OSV dayrate includes a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during the first six months of 2017. Excluding such revenue, average new generation OSV dayrates would have been $18,144. Our new generation OSV utilization was 21.0% for the first six months of 2017 compared to 29.5% for the same period in 2016. This decrease in utilization is primarily due to weak market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during the current-year period. Our new generation OSVs incurred 137 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 7,711 days during the first six months of 2017. Excluding stacked vessel days, our new generation OSV effective utilization was 67.0% and 75.9% during the six months ended June 30, 2017 and 2016, respectively. Domestic vessel revenues decreased $37.6 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our fleet during the six months ended June 30, 2017 and the stacking of vessels since December 2015. Foreign vessel revenues decreased $10.8 million primarily due to an average of two OSVs that have relocated to the GoM from foreign regions or have been stacked on various dates since December 2015. Foreign vessel revenues for the first six months of 2017 comprised 16.3% of our total vessel revenues compared to 18.8% for the year-ago period.
Non-vessel revenues decreased $0.7 million, or 4.0%, to $16.3 million for the six months ended June 30, 2017 compared to $17.0 million for the same period in 2016. The decrease in non-vessel revenues is primarily attributable to a decrease in shorebase activity driven by continued weak market conditions during 2017 compared to the year-ago period. This decrease is partially offset by an increase in management services revenue provided to the four vessels sold to the U.S Navy.
Operating Expenses. Operating expenses were $59.3 million, a decrease of $15.5 million, or 20.7%, for the six months ended June 30, 2017 compared to $74.8 million for the same period in 2016. Operating expenses were primarily driven lower by vessels that were removed from our active fleet count through our stacking strategy since December 2015, which resulted in a substantial reduction in mariner headcount, mariner pay cuts and reductions in other operating expenses.
Depreciation and Amortization. Depreciation and amortization expense of $56.3 million was $0.6 million, or 1.0%, lower for the six months ended June 30, 2017 compared to the same period in 2016. Depreciation increased by $4.5 million primarily due to the contribution of four vessels that were placed in service under our fifth OSV newbuild program since December 2015. The depreciation increase was offset by a decrease in amortization expense of $5.1 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Amortization expense is expected to decrease further in the near term as a result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $23.7 million was $2.6 million higher during the six months ended June 30, 2017 compared to the same period in 2016. The increase in G&A expense was primarily attributable to additional bad debt reserves due to an unfavorable ruling in a bankruptcy proceeding related to a receivable from a former customer and, to a lesser extent, higher short-term incentive compensation expense. These unfavorable variances were partially offset by lower shoreside compensation expense due to workforce reductions that were implemented during fiscal 2016 and lower long-term incentive compensation expense attributable to a "mark-to-market" adjustment on cash settled awards to reflect the decline in our stock price during the first six months of 2017.
Operating Loss. Operating loss increased by $35.5 million to an operating loss of $57.8 million during the six months ended June 30, 2017 compared to the same period in 2016 for the reasons discussed above. Operating loss as a percentage of revenues was 70.9% for the six months ended June 30, 2017 compared to 17.1% for the same period in 2016.
Gain on Early Extinguishment of Debt. On June 15, 2017, we terminated the Old Credit Facility and replaced it with the New Credit Facility. We concurrently arranged for the repurchase $73.3 million of the 2019 convertible senior notes and $8.1 million of the 2020 senior notes, for an aggregate total of $54.1 million of cash. We recorded a gain on early extinguishment of debt of approximately $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the credit facilities and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
Interest Expense. Interest expense of $27.2 million increased $5.2 million during the six months ended June 30, 2017 compared to the same period in 2016, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance in 2017 under our nearly completed newbuild program . During the six months ended June 30, 2017, we recorded $4.9 million of capitalized construction period interest, or roughly 15.3% of our total interest costs, compared to having capitalized $10.1 million, or roughly 31.4% of our total interest costs, for the year-ago period.

Interest Income. Interest income was $0.9 million during the six months ended June 30, 2017, which was $0.1 million higher compared to the same period in 2016. Our average cash balance decreased to $206.1 million for the six months ended June 30, 2017 compared to $248.6 million for the same period in 2016. The average interest rate earned on our invested cash balances was 0.9% and 0.6% during the six months ended June 30, 2017 and 2016, respectively. The decrease in average cash balance was primarily due to outflow associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2017 compared to the prior-year period.
Income Tax Benefit. Our effective tax benefit rate was 31.3% and 34.9% for the six months ended June 30, 2017 and 2016, respectively. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. Our income tax benefit rate for the first six months of 2017 was below our historical tax rate due to the adoption of a new accounting standard effective January 1, 2017, which requires the tax impact of stock-based compensation arrangements to be recorded as a discrete item within the provision for income taxes, whereas it was previously recorded in additional paid-in capital. This standard will cause volatility in our effective tax rates in the periods when outstanding stock options are exercised or restricted stock awards vest. In addition, our income tax benefit rate was also lower than the historical rate due to the recording of a valuation allowance of $0.9 million related to foreign tax credits expiring in 2020 and 2021, which was recorded during the six months ended June 30, 2017.
Net Loss. Net loss increased by $19.3 million for a reported net loss of $47.4 million for the six months ended June 30, 2017 compared to net loss of $28.1 million for the same period during 2016. Included in net loss is a $15.5 million gain on early extinguishment of debt. Excluding the gain on early extinguishment of debt, net loss would have been $57.9 million. This increased net loss for the six months ended June 30, 2017, excluding the gain on early extinguishment of debt, was primarily driven by lower revenues due to weak market conditions discussed above and the reduction of active vessels in our operating fleet.
Liquidity and Capital Resources
On June 15, 2017, we terminated the Old Credit Facility and replaced it with the New Credit Facility. The New Credit Facility is guaranteed by the Parent Borrower's significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower. The six-year term of the New Credit Facility extended the February 2020 maturity that was applicable under the Old Credit Facility to June 2023.
The New Credit Facility enhanced our financial flexibility by (i) increasing liquidity from the then applicable borrowing base of $75 million under the Old Credit Facility, (ii) extending the maturity date that existed under the Old Credit Facility by over three years, and (iii) eliminating all of the existing financial ratio maintenance covenants and the anti-cash hoarding provision of the Old Credit Facility. The New Credit Facility contains customary representations and warranties, covenants and events of default. See footnote 5 for further discussion of the New Credit Facility.
As of June 30, 2017, we had total liquidity (cash and credit availability) of $328.5 million, comprised of $124.8 million of cash and $203.7 million of availability under the New Credit Facility. As of August 9, 2017, we are in compliance with all currently applicable covenants under our New Credit Facility.
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
We have reviewed all of our debt agreements, including the New Credit Facility, as well as our liquidity position and projected future cash needs. Despite depressed oil and natural gas prices, we remain confident in the long-term viability of our business model upon an improvement in market conditions. To date, our liquidity has been impacted by low oil and natural gas prices resulting in lower than normal cash flow from operations. However, we project that, even with the currently depressed operating levels, cash generated from operations together with cash on-hand and availability under the New Credit Facility should be sufficient to fund our operations and commitments through the end of December 31, 2019. We also believe that we will be able to fund deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The recently completed New Credit Facility was the first step in addressing the maturities of our unsecured notes. Refinancing in the current climate is not likely to be achievable on terms that are in-line with our historic cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.
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
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $24.1 million for the six months ended June 30, 2017 compared to cash flows provided by operating activities of $42.7 million for the same period in 2016. Operating cash flows for the first six months of 2017 were unfavorably affected by weak market conditions for our vessels operating worldwide, which led to a decline in our weighted average active operating fleet from 30 to 26 vessels.
Investing Activities. Net cash used in investing activities was $8.1 million for the six months ended June 30, 2017 compared to $79.4 million for the same period in 2016. Cash used during the first six months of 2017 and 2016 consisted primarily of construction costs paid for our fifth OSV newbuild program.
Financing Activities. Net cash used in financing activities was $59.7 million for the six months ended June 30, 2017 compared to $0.3 million net cash provided by financing activities for the same period in 2016. Net cash used in financing activities for the six months ended June 30, 2017 resulted from the repurchase of a portion of the 2019 convertible senior notes and the 2020 senior notes and related financing costs. Net cash provided by financing activities for the six months ended June 30, 2016 consisted of net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plans.

Contractual Obligations
Debt
As of June 30, 2017, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $2,511 (1)	$364,431	6.08%	$10,779	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $3,626 (1)	446,374	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $8,507 and deferred financing costs of $1,906	89,234	6.23%	747	March 1 and September 1
First-lien credit facility due 2023, plus deferred gain of $20,564, net of original issue discount of $20 and deferred financing costs of $3,761 (2)	113,105	7.16%	575	variable
	$1,013,144

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien credit facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on June 30, 2017. Please see note 5 for further discussion of the variable interest rate included within the first-lien credit facility.

The credit agreement governing the revolving first-lien credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the six months ended June 30, 2017, we were in compliance with all then-applicable financial covenants. We continuously review our debt covenants and report to our lenders our compliance with financial covenants on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the six months ended June 30, 2017 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Six Months Ended June 30, 2017	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$2.9	$1,266.9	$1,335.0	2Q2013-4Q2018

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of August 2, 2017, we had placed 22 vessels in service under such program. The remaining two vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service in the third and fourth quarters of 2018.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the six months ended June 30, 2017 and 2016, respectively, and a forecast for the fiscal year ending December 31, 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2017	2016	2017
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$2.9	$1.1	$6.0	$2.3	$7.9
Other vessel capital improvements (2)	0.2	2.2	0.3	5.7	0.8
	3.1	3.3	6.3	8.0	8.7
Other Capital Expenditures
Commercial-related vessel improvements (3)	0.1	4.0	0.2	10.9	0.3
Miscellaneous non-vessel additions (4)	0.4	—	0.5	0.3	0.7
	0.5	4.0	0.7	11.2	1.0
Total	$3.6	$7.3	$7.0	$19.2	$9.7

(1)	Deferred drydocking charges for 2017 include the projected recertification costs for 10 OSVs and four MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Commercial-related vessel improvements include items such as cranes, ROVs, helidecks, living quarters and other specialized vessel equipment, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(4)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including sustained low or further declines in oil and natural gas prices; continued weakness in demand for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or vessel management contracts, or failures to finalize commitments to charter or manage vessels; sustained or further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; disruption in Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act ; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2019, 2020 and 2021; or the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt under the Company’s senior notes indentures and the New Credit Facility. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual lenders to provide funding under the Company’s New Credit Facility, if and when required. Further, the Company can give no assurance regarding when and to what extent it will effect common stock or note repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
“MSRC” means the Marine Spill Response Corporation;
"New Credit Facility" means a new $300 million first-lien delayed-draw term loan credit facility by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC as Co-Borrower, certain holders of the Company’s outstanding notes, or the Initial Lenders, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent for the lenders;
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
"Old Credit Facility" means the Company’s $200 million previously existing senior secured revolving credit facility, dated as of February 6, 2015, as subsequently amended, with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto;
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
First Lien Term Loan Agreement dated as of June 15, 2017 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2017).

10.2	—
First Lien Guaranty and Collateral Agreement dated as of June 15, 2017 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Collateral Agent, and the obligors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2017).

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

Hornbeck Offshore Services, Inc.

Date: August 9, 2017	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer