Form 10-Q
period 2017-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2017-11-08
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2017 was 37,050,416.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,836	$217,027
Accounts receivable, net of allowance for doubtful accounts of $6,052 and $2,120, respectively	50,229	36,550
Other current assets	13,152	16,978
Total current assets	176,217	270,555
Property, plant and equipment, net	2,522,042	2,578,388
Deferred charges, net	12,760	19,077
Other assets	10,169	10,255
Total assets	$2,721,188	$2,878,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,023	$11,774
Accrued interest	13,709	14,763
Accrued payroll and benefits	9,275	8,596
Other accrued liabilities	10,756	10,010
Total current liabilities	48,763	45,143
Long-term debt, including deferred gain of $19,689 and $0, and net of original issue discount of $7,598 and $31,093 and deferred financing costs of $10,971 and $10,197, respectively	1,014,031	1,083,710
Deferred tax liabilities, net	308,717	343,020
Other liabilities	3,996	3,406
Total liabilities	1,375,507	1,475,279
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,028 and 36,467 shares issued and outstanding, respectively	370	365
Additional paid-in-capital	758,690	754,394
Retained earnings	574,840	637,992
Accumulated other comprehensive income	11,781	10,245
Total stockholders’ equity	1,345,681	1,402,996
Total liabilities and stockholders’ equity	$2,721,188	$2,878,275

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Vessel revenues	$45,637	$43,670	$110,825	$157,170
Non-vessel revenues	8,029	8,257	24,346	25,250
	53,666	51,927	135,171	182,420
Costs and expenses:
Operating expenses	30,082	29,375	89,385	104,134
Depreciation	24,682	23,467	74,038	68,298
Amortization	2,473	4,580	9,463	16,675
General and administrative expenses	12,899	9,031	36,573	30,084
	70,136	66,453	209,459	219,191
Gain (loss) on sale of assets	(197)	81	(178)	36
Operating loss	(16,667)	(14,445)	(74,466)	(36,735)
Other income (expense):
Gain on early extinguishment of debt	—	—	15,478	—
Interest income	447	401	1,312	1,164
Interest expense	(11,956)	(12,820)	(39,194)	(34,888)
Other income (expense), net	106	1,592	(163)	2,048
	(11,403)	(10,827)	(22,567)	(31,676)
Loss before income taxes	(28,070)	(25,272)	(97,033)	(68,411)
Income tax benefit	(9,120)	(8,769)	(30,696)	(23,808)
Net loss	$(18,950)	$(16,503)	$(66,337)	$(44,603)
Loss per share:
Basic loss per common share	$(0.51)	$(0.45)	$(1.80)	$(1.23)
Diluted loss per common share	$(0.51)	$(0.45)	$(1.80)	$(1.23)
Weighted average basic shares outstanding	37,013	36,338	36,794	36,205
Weighted average diluted shares outstanding	37,013	36,338	36,794	36,205

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net loss	$(18,950)	$(16,503)	$(66,337)	$(44,603)
Other comprehensive income:
Foreign currency translation income (loss)	2,743	(908)	1,536	19,770
Total comprehensive loss	$(16,207)	$(17,411)	$(64,801)	$(24,833)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,337)	$(44,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	74,038	68,298
Amortization	9,463	16,675
Stock-based compensation expense	5,740	6,557
Gain on early extinguishment of debt	(15,478)	—
Provision for bad debts	3,932	(719)
Deferred tax benefit	(33,766)	(21,097)
Amortization of deferred financing costs and deferred gain	7,013	8,131
(Gain) loss on sale of assets	178	(36)
Changes in operating assets and liabilities:
Accounts receivable	(23,898)	50,321
Other current and long-term assets	4,062	591
Deferred drydocking charges	(6,950)	(3,214)
Accounts payable	11,157	(8,406)
Accrued liabilities and other liabilities	2,697	(14,073)
Accrued interest	(1,054)	(1,264)
Net cash provided by (used in) operating activities	(29,203)	57,161
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(12,363)	(73,198)
Net proceeds from sale of assets	34	506
Vessel capital expenditures	(1,299)	(18,706)
Non-vessel capital expenditures	(1,468)	(414)
Net cash used in investing activities	(15,096)	(91,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien credit facility	980	—
Repurchase of senior notes	(5,057)	—
Repurchase of convertible notes	(49,631)	—
Deferred financing costs	(5,636)	(1,102)
Shares withheld for payment of employee withholding taxes	(575)	(450)
Net cash proceeds from other shares issued	258	732
Net cash used in financing activities	(59,661)	(820)
Effects of exchange rate changes on cash	(231)	1,131
Net decrease in cash and cash equivalents	(104,191)	(34,340)
Cash and cash equivalents at beginning of period	217,027	259,801
Cash and cash equivalents at end of period	$112,836	$225,461
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$40,028	$38,871
Cash paid for income taxes	$1,044	$2,688
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loan	$127,096	$—

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain reclassifications have been made to prior period results to conform to current year presentation.
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

January 1, 2017
The adoption of this ASU had the following impact on our consolidated financial statements: 1) The Company recorded a $3.2 million adjustment to equity to recognize excess tax deductions related to stock based compensation expense from prior years. The prior period presentation has not been restated. 2) The Company recorded $1.9 million of tax shortfall in its provision for income taxes rather than as a decrease to equity. The prior period presentation has not been restated. 3) The Company recorded $0.6 million related to employee withholding taxes paid as a financing activity in the nine months ended September 30, 2017. The prior year statement of cash flows was restated to reflect $0.5 million related to employee taxes paid. There was no impact on the calculation of earnings per share as all outstanding stock options were anti-dilutive at September 30, 2017. In addition, the Company has elected to continue estimating the forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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
January 1, 2019
While the Company is continuing to evaluate the effect this new standard will have on its financial statements and related disclosures, it has identified long-term operating leases, which under the new standard, will be treated as capital leases on date of adoption.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(18,950)	$(16,503)	$(66,337)	$(44,603)
Weighted average number of shares of common stock outstanding	37,013	36,338	36,794	36,205
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—	—	—
Weighted average number of dilutive shares of common stock outstanding	37,013	36,338	36,794	36,205
Loss per common share:
Basic loss per common share	$(0.51)	$(0.45)	$(1.80)	$(1.23)
Diluted loss per common share	$(0.51)	$(0.45)	$(1.80)	$(1.23)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 990 and 988 shares of common stock for the three and nine months ended September 30, 2017 and 988 and 974 shares of common stock for the three and nine months ended September 30, 2016, respectively.

(2)
For the three and nine months ended September 30, 2017 and 2016, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

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

During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. As a result, the Company calculated the probability-weighted undiscounted cash flows for its two vessel groups, OSVs and MPSVs, to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups had sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such groups. While the Company has not observed any new impairment indicators since the second quarter of 2016, the Company does review and update, as necessary, the assumptions used in determining its undiscounted cash flow projections for each asset group to reflect current market conditions. After reviewing the result of these projections, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group.

5. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	September 30, 2017	December 31, 2016
5.875% senior notes due 2020, net of deferred financing costs of $2,286 and $3,025	$364,656	$371,975
5.000% senior notes due 2021, net of deferred financing costs of $3,384 and $4,111	446,616	445,889
1.500% convertible senior notes due 2019, net of original issue discount of $7,579 and $31,093 and deferred financing costs of $1,698 and $3,061	90,370	265,846
First-lien credit facility due 2023, including deferred gain of $19,689 and $0, and net of original issue discount of $19 and $0, and deferred financing costs of $3,603 and $0	112,389	—
	$1,014,031	$1,083,710
The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$10,779	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	747	March 1 and September 1
First-lien credit facility due 2023 (1)	581	Variable

(1)
The interest rate on the first-lien credit facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on September 30, 2017. Please see further discussion of the variable interest rate below.

First-Lien Credit Facility
On June 15, 2017, the Company closed on a new $300 million first-lien delayed-draw term loan credit facility by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, or HOS, as Co-Borrower, certain holders of the Company’s outstanding notes, or the Initial Lenders, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent for the lenders, or the New Credit Facility. The Company concurrently terminated its then-existing $200 million senior secured revolving credit facility,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

dated February 6, 2015 as subsequently amended, or the Old Credit Facility. The New Credit Facility is guaranteed by the Parent Borrower’s significant domestic subsidiaries other than HOS. The six-year term of the New Credit Facility extended the February 2020 maturity that was applicable under the Old Credit Facility to June 2023.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Upon closing the New Credit Facility, $95.3 million of borrowings under such facility were exchanged for $127.1 million in face value of its 2019 convertible senior notes. In accordance with applicable accounting guidance, this debt-for-debt exchange has been accounted for as a debt modification, requiring the Company to defer the $31.8 million gain. Such gain was reduced by $11.1 million of original issue discount that was associated with the 2019 convertible senior notes that were exchanged. The net credit of $20.7 million has been deferred and will be amortized prospectively as a yield adjustment to interest expense over the life of the New Credit Facility.
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
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, 2019 convertible senior notes and New Credit Facility by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy for such outstanding notes.
As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	September 30, 2017			December 31, 2016
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$366,942	$364,656	$239,668	$375,000	$371,975	$270,938
5.000% senior notes due 2021	450,000	446,616	226,125	450,000	445,889	301,343
1.500% convertible senior notes due 2019	99,647	90,370	78,970	300,000	265,846	216,195
First-lien credit facility due 2023 (1)	96,322	112,389	96,201	—	—	—
	$1,012,911	$1,014,031	$640,964	$1,125,000	$1,083,710	$788,476

(1)	The carrying value of the first-lien credit facility due 2023 includes a deferred gain of $19,689 less original issue discount and deferred financing costs of $3,622.
Capitalized Interest
During the three and nine months ended September 30, 2017, the Company capitalized approximately $2.7 million and $7.6 million, respectively, of interest costs related to the construction of vessels. During the three and nine months ended September 30, 2016, the Company capitalized approximately $4.2 million and $14.3 million, respectively, of interest costs related to the construction of vessels.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of September 30, 2017, the Company has granted awards covering 4.86 million shares of common stock under such plan.
During the nine months ended September 30, 2017, the Company granted phantom restricted stock units, time-based restricted stock units and fully-vested common stock as noted in the table below.

	Directors	Executive Officers	Certain Managers
Performance-based phantom restricted stock units		X
Time-based phantom restricted stock units		X	X
Time-based restricted stock units		X
Fully-vested common stock	X
The shares to be received under the performance-based phantom restricted stock units are calculated based on the Company's performance compared to two pre-determined criteria, as defined by the phantom restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company's performance. During the nine months ended September 30, 2017, the Company granted 341,136 time-based restricted stock units, 394,027 time-based and 454,849 performance-based phantom restricted stock units and 246,999 shares of fully-vested common stock.
The fair value of the Company’s performance-based restricted stock units and performance-based phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based restricted stock units and time-based phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. In addition, all phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the restricted stock units granted in 2017, the Company granted performance-based and time-based restricted stock units and phantom stock units in prior years. During the nine months ended September 30, 2017, the Company issued 561,466 shares, in the aggregate, of common stock due to: 1) vestings of restricted stock units, 2) employee purchases under the Company's Employee Stock Purchase Plan and 3) the issuance of fully-vested common stock.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before taxes	$2,726	$2,341	$5,740	$6,557
Net income	$1,840	$1,529	$3,924	$4,275
Earnings per common share:
Basic earnings per common share	$0.05	$0.04	$0.11	$0.12
Diluted earnings per common share	$0.05	$0.04	$0.11	$0.12

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies
Vessel Construction
The remaining two vessels under the Company's fifth OSV newbuild program are expected to be delivered in 2018. The aggregate cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $4.8 million, and $60.7 million are expected to be incurred in the remainder of 2017 and fiscal 2018 respectively. From the inception of this program through September 30, 2017, the Company had incurred $1,269.5 million, or 95.1%, of total expected project costs.
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
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels then operating in Brazil from a third-party provider to a wholly-owned subsidiary of the Company. As a result, this assignment has been interpreted by local authorities as a new importation of these vessels resulting in an importation assessment. The Company disagrees with this interpretation. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision was appealed by local authorities to another court. During the third quarter of 2017, the Brazilian court made a final ruling in the Company's favor relating to the importation of three of the vessels. As of September 30, 2017, no decision has been made on the fourth vessel which could result in an assessment ranging from $0.5 million to $1.0 million. This potential assessment has not been assessed or recorded in the Company's financial statements. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued lease expense	$5,049	$4,763
Deferred revenue	1,156	2,245
Other	4,551	3,002
Total	$10,756	$10,010

9. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidating statements of operations and the condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016, respectively, for the domestic subsidiaries of the Company that serve as co-borrower and/or guarantors of the Company's 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the New Credit Facility and the financial results for the Company's subsidiaries that do not serve as guarantors. The co-borrower and/or guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the New Credit Facility are 100% owned by the Company. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22	$103,497	$9,317	$—	$112,836
Accounts receivable, net of allowance for doubtful accounts of $6,052	—	45,983	4,331	(85)	50,229
Other current assets	45	12,228	879	—	13,152
Total current assets	67	161,708	14,527	(85)	176,217
Property, plant and equipment, net	—	2,394,845	127,197	—	2,522,042
Deferred charges, net	—	11,188	1,572	—	12,760
Intercompany receivable	1,715,528	644,733	41,814	(2,402,075)	—
Investment in subsidiaries	684,734	8,602	—	(693,336)	—
Other assets	1,743	6,096	2,330	—	10,169
Total assets	$2,402,072	$3,227,172	$187,440	$(3,095,496)	$2,721,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$13,861	$1,162	$—	$15,023
Accrued interest	13,709	—	—	—	13,709
Accrued payroll and benefits	—	8,732	543	—	9,275
Other accrued liabilities	—	10,328	513	(85)	10,756
Total current liabilities	13,709	32,921	2,218	(85)	48,763
Long-term debt, including deferred gain of $19,689, and net of original issue discount of $7,598 and deferred financing costs of $10,971	1,014,031	—	—	—	1,014,031
Deferred tax liabilities, net	—	302,373	6,344	—	308,717
Intercompany payables	40,432	2,176,490	193,755	(2,410,677)	—
Other liabilities	—	3,996	—	—	3,996
Total liabilities	1,068,172	2,515,780	202,317	(2,410,762)	1,375,507
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,028 shares issued and outstanding	370	—	—	—	370
Additional paid-in capital	758,693	37,977	8,600	(46,580)	758,690
Retained earnings	574,837	673,415	(35,258)	(638,154)	574,840
Accumulated other comprehensive income	—	—	11,781	—	11,781
Total stockholders’ equity	1,333,900	711,392	(14,877)	(684,734)	1,345,681
Total liabilities and stockholders’ equity	$2,402,072	$3,227,172	$187,440	$(3,095,496)	$2,721,188

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$53,564	$102	$—	$53,666
Costs and expenses:
Operating expenses	—	27,427	2,655	—	30,082
Depreciation	—	23,355	1,327	—	24,682
Amortization	—	2,245	228	—	2,473
General and administrative expenses	—	12,259	640	—	12,899
	—	65,286	4,850	—	70,136
Gain on sale of assets	—	(198)	1	—	(197)
Operating income (loss)	—	(11,920)	(4,747)	—	(16,667)
Other income (expense):
Gain on early extinguishment of debt	—	—	—	—	—
Interest income	—	351	96	—	447
Interest expense	(11,956)	—	—	—	(11,956)
Equity in earnings (losses) of consolidated subsidiaries	(6,994)	—	—	6,994	—
Other income (expense), net	—	(222)	328	—	106
	(18,950)	129	424	6,994	(11,403)
Income (loss) before income taxes	(18,950)	(11,791)	(4,323)	6,994	(28,070)
Income tax expense (benefit)	—	(9,393)	273	—	(9,120)
Net income (loss)	$(18,950)	$(2,398)	$(4,596)	$6,994	$(18,950)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(18,950)	$(2,398)	$(4,596)	$6,994	$(18,950)
Other comprehensive income:
Foreign currency translation gain	—	—	2,743	—	2,743
Total comprehensive income (loss)	$(18,950)	$(2,398)	$(1,853)	$6,994	$(16,207)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$123,611	$11,823	$(263)	$135,171
Costs and expenses:
Operating expenses	—	80,293	9,359	(267)	89,385
Depreciation	—	70,077	3,961	—	74,038
Amortization	—	8,460	1,003	—	9,463
General and administrative expenses	110	34,579	1,891	(7)	36,573
	110	193,409	16,214	(274)	209,459
Gain on sale of assets	—	(180)	2	—	(178)
Operating income (loss)	(110)	(69,978)	(4,389)	11	(74,466)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—	—	15,478
Interest income	—	1,039	273	—	1,312
Interest expense	(39,194)	—	—	—	(39,194)
Equity in earnings of consolidated subsidiaries	(42,511)	—	—	42,511	—
Other income (expense), net	—	3,424	(3,576)	(11)	(163)
	(66,227)	4,463	(3,303)	42,500	(22,567)
Income (loss) before income taxes	(66,337)	(65,515)	(7,692)	42,511	(97,033)
Income tax expense (benefit)	—	(31,488)	792	—	(30,696)
Net income (loss)	$(66,337)	$(34,027)	$(8,484)	$42,511	$(66,337)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(66,337)	$(34,027)	$(8,484)	$42,511	$(66,337)
Other comprehensive income:
Foreign currency translation gain (loss)	—	(149)	1,685	—	1,536
Total comprehensive income (loss)	$(66,337)	$(34,176)	$(6,799)	$42,511	$(64,801)

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$171,034	$9,386	$2,000	$182,420
Costs and expenses:
Operating expenses	—	89,666	12,525	1,943	104,134
Depreciation	—	65,040	3,258	—	68,298
Amortization	—	15,671	1,004	—	16,675
General and administrative expenses	148	26,978	2,901	57	30,084
	148	197,355	19,688	2,000	219,191
Gain on sale of assets	—	36	—	—	36
Operating loss	(148)	(26,285)	(10,302)	—	(36,735)
Other income (expense):
Interest income	—	732	432	—	1,164
Interest expense	(34,886)	—	(2)	—	(34,888)
Equity in earnings (losses) of consolidated subsidiaries	(9,655)	—	—	9,655	—
Other income	—	(560)	2,523	85	2,048
	(44,541)	172	2,953	9,740	(31,676)
Income (loss) before income taxes	(44,689)	(26,113)	(7,349)	9,740	(68,411)
Income tax benefit	—	(22,803)	(1,005)	—	(23,808)
Net income (loss)	$(44,689)	$(3,310)	$(6,344)	$9,740	$(44,603)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(44,689)	$(3,310)	$(6,344)	$9,740	$(44,603)
Other comprehensive income:
Foreign currency translation gain	—	31	19,739	—	19,770
Total comprehensive income (loss)	$(44,689)	$(3,279)	$13,395	$9,740	$(24,833)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$59,674	$(93,378)	$4,501	$—	$(29,203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(12,755)	392	—	(12,363)
Net proceeds from sale of assets	—	33	1	—	34
Vessel capital expenditures	—	(998)	(301)	—	(1,299)
Non-vessel capital expenditures	—	(1,451)	(17)	—	(1,468)
Net cash provided by (used in) investing activities	—	(15,171)	75	—	(15,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien credit facility	980	—	—	—	980
Repurchase of senior notes	(5,057)	—	—	—	(5,057)
Repurchase of convertible notes	(49,631)	—	—	—	(49,631)
Deferred financing costs	(5,636)	—	—	—	(5,636)
Shares withheld for employee withholding taxes	(575)	—	—	—	(575)
Net cash proceeds from other shares issued	258	—	—	—	258
Net cash used in financing activities	(59,661)	—	—	—	(59,661)
Effects of exchange rate changes on cash	—	(150)	(81)	—	(231)
Net increase (decrease) in cash and cash equivalents	13	(108,699)	4,495	—	(104,191)
Cash and cash equivalents at beginning of period	9	212,196	4,822	—	217,027
Cash and cash equivalents at end of period	$22	$103,497	$9,317	$—	$112,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$40,028	$—	$—	$—	$40,028
Cash paid for income taxes	$—	$463	$581	$—	$1,044
SUPPLEMENTAL DISCLOUSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for term loan	$127,096	$—	$—	$—	$127,096

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$827	$54,277	$2,057	$—	$57,161
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(72,584)	(614)	—	(73,198)
Net proceeds from sale of assets	—	506	—	—	506
Vessel capital expenditures	—	(18,282)	(424)	—	(18,706)
Non-vessel capital expenditures	—	(473)	59	—	(414)
Net cash used in investing activities	—	(90,833)	(979)	—	(91,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,102)	—	—	—	(1,102)
Shares withheld for employee withholding taxes	(450)	—	—	—	(450)
Net cash proceeds from other shares issued	732	—	—	—	732
Net cash provided by financing activities	(820)	—	—	—	(820)
Effects of exchange rate changes on cash	—	31	1,100	—	1,131
Net increase (decrease) in cash and cash equivalents	7	(36,525)	2,178	—	(34,340)
Cash and cash equivalents at beginning of period	10	252,651	7,140	—	259,801
Cash and cash equivalents at end of period	$17	$216,126	$9,318	$—	$225,461
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$38,871	$—	$—	$—	$38,871
Cash paid for income taxes	$—	$484	$2,204	$—	$2,688

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
General

Oil prices remain at low levels compared to prices that prevailed between 2005 and late 2014. These lower oil prices have caused major and independent oil companies with deepwater operations to significantly reduce their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal issue facing the industry is the ultimate duration of the current downturn. While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Even in light of our currently depressed operating levels, cash generated from operations together with cash on hand and availability under the New Credit Facility should be sufficient to fund our operations and commitments through the end of 2019. However, absent a significant recovery of market conditions such that cash flows from operations were to increase materially from projected levels and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of our remaining tranches of 2020 senior notes and 2021 senior notes when they mature in fiscal years 2020 and 2021, respectively. The New Credit Facility was the first step in addressing the maturities of our unsecured notes. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.
In the GoM, four high-spec OSVs have been delivered into the domestic market during 2017. We expect an additional nine high-spec OSVs to be delivered into domestic service through 2018. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 199 of such vessels by the end of 2018. During the third quarter of 2017, there was an average of roughly 32 floating rigs available in the GoM, while an average of 20.6 were working. As of November 1, 2017, there were 32 rigs available and 21 were working. However, seven floating rigs have contracts that will expire during the remainder of 2017. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. We expect one new rig to arrive in the GoM during the fourth quarter of 2017 and another rig to arrive during the first quarter of 2018. We expect three rigs to depart from the GoM during the fourth quarter of 2017 and another rig to depart during the first quarter of 2018. Once a rig arrives in the GoM, it can take s everal months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin, if at all. Given these market conditions, we anticipate our average dayrates and utilization levels will continue to be depressed for the foreseeable future. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We believe that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve.
In recognition of these weak market conditions, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of September 30, 2017, we had 44 OSVs stacked. As of November 1, 2017, we had 43 OSVs stacked. These 43 stacked vessels represent 61% of our fleetwide vessel headcount, and 44% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
There have been five auctions completed since energy reform began in Mexico in 2013, including one deepwater and two shallow water tenders. So far, these auctions have yielded 39 contracts with forecasted investment over their lifetime of $48.8 billion. Despite current oil prices, eight of ten blocks were awarded to major and national oil companies during the first deepwater auction held in December 2016. Capital investment commitments made by the winning bidders in the first deepwater auction totaled about $4.0 billion, however, questions remain on the timing of the incremental activity expected in the Mexican deepwater GoM as a result of this auction. The next deepwater lease auction is scheduled for January 2018 and is expected to be comprised of 30 blocks in four areas. As a result of leases awarded during the initial shallow water lease round in 2016, two operators announced major discoveries in mid-July 2017. We recently observed a dispute over resource ownership between the country of Mexico and the new international companies that have experienced recent drilling success in fields adjacent to PEMEX-owned fields. This dispute may slow down drilling plans until the ownership issue is resolved. We consider Mexico to be a long-term market for our services, especially in light of energy reforms expected to be carried out there. We continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there.
In Brazil, Petrobras has moved towards an "all Brazilian flag" vessel fleet, which has limited opportunities in Brazil for foreign-flagged vessels, except where highly specialized services are required. In January 2016, we placed one of our newbuild HOSMAX 310 class OSVs into Brazilian registry and have imported that vessel into Brazil. In October 2016, Brazil enacted new legislation that will allow international oil companies to participate as operators of pre-salt offshore developments, reversing a policy that reserved such properties to Petrobras, exclusively. By doing so, the Brazilian government has created the possibility that foreign operators might spur additional exploration and development activity that has been dampened by low oil prices and Petrobras' difficulties. Recently, the Brazilian National Petroleum Agency conducted and announced the results of two bid rounds for production sharing in pre-salt areas. The outcome of this bidding process is viewed positively for growing the participation of international oil companies in the Brazilian offshore sector, which is one of our core markets.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for nine foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of September 30, 2017, our 18 active new generation OSVs, eight MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	19
Other U.S. coastlines (1)	7
26
Foreign
Brazil	1
Middle East	1
Other Latin America	2
4
Total Vessels (2)	30

(1)	Includes three owned vessels and four managed vessels supporting the military.

(2)	Excluded from this table are 44 new generation OSVs that were stacked as of September 30, 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Offshore Supply Vessels:
Average number of new generation OSVs (1)	62.0	62.0	62.0	61.9
Average number of active new generation OSVs (2)	19.0	17.9	19.6	22.0
Average new generation OSV fleet capacity (DWT)	220,172	221,629	220,172	220,885
Average new generation OSV capacity (DWT)	3,551	3,575	3,551	3,570
Average new generation OSV utilization rate (3)	26.3%	22.0%	22.8%	27.0%
Effective new generation OSV utilization rate (4)	85.8%	76.3%	71.9%	76.0%
Average new generation OSV dayrate (5)	$18,483	$25,639	$20,709	$25,488
Effective dayrate (6)	$4,861	$5,641	$4,722	$6,882

(1)	We owned 62 new generation OSVs as of September 30, 2017. Excluded from this data are eight MPSVs owned and operated by the Company as well as four vessels managed for the U.S. Navy.

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

The following table provides the detailed components of EBITDA as we define that term for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of EBITDA:
Net loss	$(18,950)	$(16,503)	$(66,337)	$(44,603)
Interest, net
Debt obligations	11,956	12,820	39,194	34,888
Interest income	(447)	(401)	(1,312)	(1,164)
Total interest, net	11,509	12,419	37,882	33,724
Income tax benefit	(9,120)	(8,769)	(30,696)	(23,808)
Depreciation	24,682	23,467	74,038	68,298
Amortization	2,473	4,580	9,463	16,675
EBITDA	$10,594	$15,194	$24,350	$50,286
The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
EBITDA Reconciliation to GAAP:
EBITDA	$10,594	$15,194	$24,350	$50,286
Cash paid for deferred drydocking charges	(995)	(897)	(6,950)	(3,214)
Cash paid for interest	(13,829)	(13,784)	(40,028)	(38,871)
Cash paid for taxes	(334)	(446)	(1,044)	(2,688)
Changes in working capital	(3,336)	13,711	97	45,396
Stock-based compensation expense	2,726	2,341	5,740	6,557
Gain on early extinguishment of debt	—	—	(15,478)	—
(Gain) loss on sale of assets	197	(81)	178	(36)
Changes in other, net	(100)	(1,573)	3,932	(719)
Net cash flows provided by (used in) operating activities	$(5,077)	$14,465	$(29,203)	$56,711
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

The following table provides certain detailed adjustments to EBITDA, as defined in our first-lien credit facility, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain on early extinguishment of debt	$—	$—	$15,478	$—
Stock-based compensation expense	2,726	2,341	5,740	6,557
Interest income	447	401	1,312	1,164

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

Summarized financial information for the three months ended September 30, 2017 and 2016, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$29,788	$34,978	$(5,190)	(14.8)%
Foreign	15,849	8,692	7,157	82.3%
	45,637	43,670	1,967	4.5%
Non-vessel revenues	8,029	8,257	(228)	(2.8)%
	53,666	51,927	1,739	3.3%
Operating expenses	30,082	29,375	707	2.4%
Depreciation and amortization	27,155	28,047	(892)	(3.2)%
General and administrative expenses	12,899	9,031	3,868	42.8%
	70,136	66,453	3,683	5.5%
Gain (loss) on sale of assets	(197)	81	(278)	100.0%
Operating loss	(16,667)	(14,445)	(2,222)	15.4%
Interest expense	11,956	12,820	(864)	(6.7)%
Interest income	447	401	46	11.5%
Income tax benefit	(9,120)	(8,769)	(351)	4.0%
Net loss	$(18,950)	$(16,503)	$(2,447)	14.8%
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues. Revenues for the three months ended September 30, 2017 increased by $1.7 million, or 3.3%, to $53.7 million compared to the same period in 2016. Our weighted-average active operating fleet for the three months ended September 30, 2017 and 2016 was 27.0 and 24.3 vessels, respectively.
Vessel revenues increased $2.0 million, or 4.5%, to $45.6 million for the three months ended September 30, 2017 compared to $43.7 million for the same period in 2016. The increase in vessel revenues was primarily due to improved market conditions for our MPSVs. Revenue from our fleet of MPSVs increased by $6.4 million or 55.1% compared to the same period in 2016. The increase was primarily attributable to a seasonal increase in demand for such vessels. These higher revenues were partially offset by weak market conditions worldwide and the repricing or stacking of four OSVs, which concluded long-term contracts that were working at dayrates above current market levels. For the three months ended September 30, 2017, we had an average of 43.0 vessels stacked compared to 44.1 vessels stacked in the prior-year quarter. Average new generation OSV dayrates were $18,483 for the third quarter of 2017 compared to $25,639 for the same period in 2016. Our new generation OSV utilization was 26.3% for the third quarter of 2017 compared to 22.0% for the same period in 2016. Our new generation OSVs were stacked for an aggregate of 3,956 days during the third quarter of 2017 compared to 4,060 days for the same period in 2016. Excluding stacked vessel days, our new generation OSV effective utilization was 85.8% and 76.3% for the same periods, respectively. Domestic vessel revenues decreased $5.2 million from the year-ago quarter primarily due to lower dayrates earned by OSVs operating in our fleet during the three months ended September 30, 2017. Foreign vessel revenues increased $7.2 million primarily due to one MPSV working in a foreign market during the three months ended September 30, 2017. Foreign vessel revenues for the third quarter of 2017 comprised 34.7% of our total vessel revenues compared to 19.9% for the year-ago period.
Non-vessel revenues decreased $0.2 million, or 2.8%, to $8.0 million for the three months ended September 30, 2017 compared to $8.2 million for the same period in 2016. This decrease is primarily attributable to a decrease in shorebase activity driven by continued weak market conditions during 2017 compared to the year-ago period.
Operating Expenses. Operating expenses were $30.1 million, an increase of $0.7 million, or 2.4%, for the three months ended September 30, 2017 compared to $29.4 million for the same period in 2016. Operating expenses increased primarily due to a higher number of active vessels in our fleet. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $119.4 million to $124.4 million for the year ending December 31, 2017. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $27.2 million was $0.9 million, or 3.2%, lower for the three months ended September 30, 2017 compared to the same period in 2016. Depreciation increased by $1.2 million primarily due to the addition of two vessels that were placed in service under our fifth OSV newbuild program since June 2016. The depreciation increase was more than offset by a decrease in amortization expense of $2.1 million, which was mainly driven lower by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to increase from current levels as the two remaining vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $12.9 million was $3.9 million higher during the three months ended September 30, 2017 compared to the same period in 2016. The increase in G&A expense was attributable to higher professional fees related to our on-going liability management activities, short-term incentive compensation, long-term incentive compensation and bad debt expense. Long-term incentive compensation was higher due to a "mark to market" adjustment on cash-settled awards to reflect the increase in our stock price during the three months ended September 30, 2017.
Operating Loss. Operating loss increased by $2.2 million to $16.7 million during the three months ended September 30, 2017 compared to the same period in 2016 for the reasons discussed above. Operating loss as a percentage of revenues was 31.1% for the three months ended September 30, 2017 compared to 27.8% for the same period in 2016.
Interest Expense. Interest expense of $12.0 million decreased $0.9 million during the three months ended September 30, 2017 compared to the same period in 2016 due to the write-off of fees associated with the amendment to our revolving credit facility during the year-ago period and lower interest expense associated with the debt exchange and termination of the then-existing credit facility that was completed during the three months ended June 30, 2017. These favorable variances were partially offset by a decrease in capitalized interest during the three months ended September 30, 2017. We recorded $2.7 million of capitalized construction period interest, or roughly 18.4% of our total interest costs, for the third quarter of 2017 compared to $4.2 million, or roughly 24.7% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.4 million during the three months ended September 30, 2017, which was flat compared to the same period in 2016. Our average cash balance decreased to $122.5 million for the three months ended September 30, 2017 compared to $230.1 million for the same period in 2016. The average interest rate earned on our invested cash balances was 1.5% and 0.7% during the three months ended September 30, 2017 and 2016, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the repurchase of a portion of our 2019 convertible senior notes and 2020 senior notes during the second quarter of 2017 and cash outflows associated with our fifth OSV newbuild program since September 30, 2016.
Income Tax Benefit. Our effective tax benefit rate was 32.5% and 34.7% for the three months ended September 30, 2017 and 2016, respectively. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $2.4 million for a reported net loss of $19.0 million for the three months ended September 30, 2017 compared to a net loss of $16.5 million for the same period during 2016. This year-over-year increase in net loss for the third quarter of 2017 was primarily driven by higher G&A expense discussed above.

Summarized financial information for the nine months ended September 30, 2017 and 2016, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$84,355	$127,102	$(42,747)	(33.6)%
Foreign	26,470	30,068	(3,598)	(12.0)%
	110,825	157,170	(46,345)	(29.5)%
Non-vessel revenues	24,346	25,250	(904)	(3.6)%
	135,171	182,420	(47,249)	(25.9)%
Operating expenses	89,385	104,134	(14,749)	(14.2)%
Depreciation and amortization	83,501	84,973	(1,472)	(1.7)%
General and administrative expenses	36,573	30,084	6,489	21.6%
	209,459	219,191	(9,732)	(4.4)%
Gain (loss) on sale of assets	(178)	36	(214)	>(100.0)%
Operating loss	(74,466)	(36,735)	(37,731)	>100.0%
Gain on early extinguishment of debt	15,478	—	15,478	100.0%
Interest expense	39,194	34,888	4,306	12.3%
Interest income	1,312	1,164	148	12.7%
Income tax benefit	(30,696)	(23,808)	(6,888)	28.9%
Net loss	$(66,337)	$(44,603)	$(21,734)	48.7%
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues. Revenues for the nine months ended September 30, 2017 decreased by $47.2 million, or 25.9%, to $135.2 million compared to the same period in 2016. Our weighted-average active operating fleet for the nine months ended September 30, 2017 and 2016 was 26.6 and 28.1 vessels, respectively.
Vessel revenues decreased $46.3 million, or 29.5%, to $110.8 million for the nine months ended September 30, 2017 compared to $157.2 million for the same period in 2016. The decrease in vessel revenues primarily resulted from weak market conditions worldwide, which led to our decision to stack an average of 3.5 incremental vessels on various dates from December 31, 2015 through September 30, 2017. For the nine months ended September 30, 2017, we had an average of 43.4 vessels stacked compared to an average of 39.9 vessels stacked in the prior-year period. Revenue from our MPSV fleet decreased $9.7 million, or 23.6%, for the nine months ended September 30, 2017 compared to the prior-year period. Average new generation OSV dayrates were $20,709 for the first nine months of 2017 compared to $25,488 for the same period in 2016, a decrease of $4,779, or 18.8%. Our new generation OSV dayrate includes a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during the first nine months of 2017. Excluding such revenue, average new generation OSV dayrates would have been $18,276. Our new generation OSV utilization was 22.8% for the first nine months of 2017 compared to 27.0% for the same period in 2016. This decrease in utilization is primarily due to weak market conditions for high-spec OSVs operating in the GoM and the incremental vessels that were stacked during the current-year period. Our new generation OSVs incurred 139 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 11,567 days during the first nine months of 2017. Excluding stacked vessel days, our new generation OSV effective utilization was 71.9% and 76.0% during the nine months ended September 30, 2017 and 2016, respectively. Domestic vessel revenues decreased $42.7 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our fleet during the nine months ended September 30, 2017 and the stacking of vessels since December 2015. Foreign vessel revenues decreased $3.6 million primarily due to lower dayrates earned by vessels working in foreign regions during the nine months ended September 30, 2017. Foreign vessel revenues for the first nine months of 2017 comprised 23.9% of our total vessel revenues compared to 19.1% for the year-ago period.
Non-vessel revenues decreased $0.9 million, or 3.6%, to $24.3 million for the nine months ended September 30, 2017 compared to $25.3 million for the same period in 2016. The decrease in non-vessel revenues is primarily attributable to a decrease in shorebase activity driven by continued weak market conditions during 2017 compared to the year-ago period.
Operating Expenses. Operating expenses were $89.4 million, a decrease of $14.7 million, or 14.2%, for the nine months ended September 30, 2017 compared to $104.1 million for the same period in 2016. Operating expenses were primarily driven lower by vessels that were removed from our active fleet count through our stacking strategy since December 2015, which resulted in a substantial reduction in mariner headcount, mariner pay cuts and reductions in other operating expenses.
Depreciation and Amortization. Depreciation and amortization expense of $83.5 million was $1.5 million, or 1.7%, lower for the nine months ended September 30, 2017 compared to the same period in 2016. Depreciation increased by $5.7 million primarily due to the contribution of four vessels that were placed in service under our fifth OSV newbuild program since December 2015. The depreciation increase was more than offset by a decrease in amortization expense of $7.2 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Amortization expense is expected to decrease further in the near term as a result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $36.6 million was $6.5 million higher during the nine months ended September 30, 2017 compared to the same period in 2016. The increase in G&A expense was primarily attributable to additional bad debt reserves due to an unfavorable ruling in a bankruptcy proceeding related to a receivable from a former customer and, to a lesser extent, higher short-term incentive compensation expense and higher contract services for our on-going liability management activities. These unfavorable variances were partially offset by lower shoreside compensation expense due to workforce reductions that were implemented during fiscal 2016 and lower long-term incentive compensation expense attributable to a "mark-to-market" adjustment on cash settled awards to reflect the decline in our stock price during the first nine months of 2017.
Operating Loss. Operating loss increased by $37.7 million to an operating loss of $74.5 million during the nine months ended September 30, 2017 compared to the same period in 2016 for the reasons discussed above. Operating loss as a percentage of revenues was 55.1% for the nine months ended September 30, 2017 compared to 20.1% for the same period in 2016.
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
Interest Expense. Interest expense of $39.2 million increased $4.3 million during the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance in 2017 under our nearly completed newbuild program. During the nine months ended September 30, 2017, we recorded $7.6 million of capitalized construction period interest, or roughly 16.2% of our total interest costs, compared to having capitalized $14.3 million, or roughly 29.1% of our total interest costs, for the year-ago period.

Interest Income. Interest income was $1.3 million during the nine months ended September 30, 2017, which was $0.1 million higher compared to the same period in 2016. Our average cash balance decreased to $186.8 million for the nine months ended September 30, 2017 compared to $242.7 million for the same period in 2016. The average interest rate earned on our invested cash balances was 0.9% and 0.6% during the nine months ended September 30, 2017 and 2016, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the repurchase of a portion of our 2019 convertible senior notes and 2020 senior notes during the second quarter of 2017, cash outflows associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2017 compared to the prior-year period.
Income Tax Benefit. Our effective tax benefit rate was 31.6% and 34.8% for the nine months ended September 30, 2017 and 2016, respectively. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. Our income tax benefit rate for the first nine months of 2017 was below our historical tax rate due to the adoption of a new accounting standard effective January 1, 2017, which requires the tax impact of stock-based compensation arrangements to be recorded as a discrete item within the provision for income taxes, whereas it was previously recorded in additional paid-in capital. This standard will cause volatility in our effective tax rates in the periods when outstanding stock options are exercised or restricted stock awards vest. In addition, our income tax benefit rate was also lower than the historical rate due to the recording of a valuation allowance of $0.9 million related to foreign tax credits expiring in 2020 and 2021, which was recorded during the nine months ended September 30, 2017.
Net Loss. Net loss increased by $21.7 million for a reported net loss of $66.3 million for the nine months ended September 30, 2017 compared to net loss of $44.6 million for the same period during 2016. Included in net loss is a $15.5 million gain on early extinguishment of debt. Excluding the gain on early extinguishment of debt, net loss would have been $76.8 million. This increased net loss for the nine months ended September 30, 2017, excluding the gain on early extinguishment of debt, was primarily driven by lower revenues due to weak market conditions discussed above and the reduction of active vessels in our operating fleet.
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
As of September 30, 2017, we had total liquidity (cash and credit availability) of $316.5 million, comprised of $112.8 million of cash and $203.7 million of availability under the New Credit Facility. As of November 8, 2017, we are in compliance with all applicable covenants under our New Credit Facility.
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
We have reviewed all of our debt agreements, including the New Credit Facility, as well as our liquidity position and projected future cash needs. Despite depressed oil and natural gas prices, we remain confident in the long-term viability of our business model upon an improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices resulting in lower than normal cash flow from operations. However, we project that, even with the currently depressed operating levels, cash generated from operations together with cash on-hand and availability under the New Credit Facility should be sufficient to fund our operations and commitments through at least December 31, 2019. We also believe that we will be able to fund deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The New Credit Facility was the first step in addressing the maturities of our unsecured notes. Refinancing in the current climate is not likely to be achievable on terms that are in-line with our historic cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.
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
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $29.2 million for the nine months ended September 30, 2017 compared to cash flows provided by operating activities of $57.2 million for the same period in 2016. Operating cash flows for the first nine months of 2017 were unfavorably affected by weak market conditions for our vessels operating worldwide, which led to a decline in our weighted average active operating fleet from 28.1 to 26.6 vessels.
Investing Activities. Net cash used in investing activities was $15.1 million for the nine months ended September 30, 2017 compared to $91.8 million for the same period in 2016. Cash used during the first nine months of 2017 and 2016 consisted primarily of construction costs paid for our fifth OSV newbuild program.
Financing Activities. Net cash used in financing activities was $59.7 million for the nine months ended September 30, 2017 compared to $0.8 million net cash used in financing activities for the same period in 2016. Net cash used in financing activities for the nine months ended September 30, 2017 resulted from the repurchase of a portion of the 2019 convertible senior notes and the 2020 senior notes and related financing costs. Net cash used in financing activities for the nine months ended September 30, 2016 consisted of deferred financing costs related to the amendments of our then-existing revolving credit facility partially offset by net proceeds from common shares issued pursuant to our employee stock-based incentive compensation plans.

Contractual Obligations
Debt
As of September 30, 2017, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $2,286 (1)	$364,656	6.08%	$10,779	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $3,384 (1)	446,616	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $7,579 and deferred financing costs of $1,698	90,370	6.23%	747	March 1 and September 1
First-lien credit facility due 2023, plus deferred gain of $19,689, net of original issue discount of $19 and deferred financing costs of $3,603 (2)	112,389	7.24%	581	Variable
	$1,014,031

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien credit facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on September 30, 2017. Please see note 5 for further discussion of the variable interest rate included within the first-lien credit facility.

The credit agreement governing the New Credit Facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the nine months ended September 30, 2017, we were in compliance with all applicable financial covenants. We continuously review our debt covenants and report to our lenders our compliance with financial covenants on a quarterly basis. We also consider such covenants in evaluating proposed transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the nine months ended September 30, 2017 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Nine Months Ended September 30, 2017	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$5.5	$1,269.5	$1,335.0	2Q2013-4Q2018

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of November 1, 2017, we had placed 22 vessels in service under such program. The remaining two vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service in the third and fourth quarters of 2018.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three and nine months ended September 30, 2017 and 2016, respectively, and a forecast for the fiscal year ending December 31, 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2017	2016	2017
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$1.0	$0.9	$7.0	$3.2	$9.2
Other vessel capital improvements (2)	0.6	(0.4)	0.9	5.3	1.3
	1.6	0.5	7.9	8.5	10.5
Other Capital Expenditures
Commercial-related vessel improvements (3)	0.2	2.6	0.4	13.5	1.8
Miscellaneous non-vessel additions (4)	0.9	0.1	1.4	0.4	1.5
	1.1	2.7	1.8	13.9	3.3
Total	$2.7	$3.2	$9.7	$22.4	$13.8

(1)	Deferred drydocking charges for 2017 include the projected recertification costs for 12 OSVs and four MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Commercial-related vessel improvements include items such as cranes, ROVs, helidecks, living quarters and other specialized vessel equipment, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(4)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including sustained low or further declines in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or vessel management contracts, or failures to finalize commitments to charter or manage vessels; sustained or further reductions in capital spending budgets by customers; the inability to accurately predict vessel utilization levels and dayrates; fewer than anticipated deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the remainder of its current vessel newbuild program on-time and on-budget, which involves the construction and integration of highly complex vessels and systems; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire or result in contractual penalties or deductions imposed by foreign customers; the impact stemming from the reduction of Petrobras' announced plans for or administrative barriers to exploration and production activities in Brazil; disruption in Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act ; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2019, 2020 and 2021; or the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt under the Company’s senior notes indentures and the New Credit Facility. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual lenders to provide funding under the Company’s New Credit Facility, if and when required. Further, the Company can give no assurance regarding when and to what extent it will effect common stock or note repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
Convertible Note Hedge and Warrant Transactions
In connection with a repurchase of $200,353,000 in principal amount of the 2019 convertible senior notes in June 2017, the Company and the applicable counterparties partially terminated at no cost to the Company the convertible note hedge call options and the warrant transactions entered into in August 2012 with each of Barclays Bank PLC, JPMorgan Chase Bank, National Association, London Branch and Wells Fargo Bank, National Association. The call options were ratably terminated based on the dollar amount of the 2019 convertible senior notes repurchased, and remaining call options cover, subject to customary anti-dilution adjustments, the number of shares underlying the 2019 convertible senior notes that remain outstanding at a strike price equal to the conversion price of such notes. Warrants with respect to 3,720,916 shares of our common stock at a strike price of $68.53 per share were terminated leaving a total of 1,850,625 warrants outstanding. For a form of each of the termination agreements described above, see Exhibits 4.21 and 4.22, respectively.
There have been no other material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.21*	—	Form of Call Option Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty.

4.22*	—	Form of Warrant Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty.

10.1	—
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

Hornbeck Offshore Services, Inc.

Date: November 8, 2017	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer