Form 10-K
period 2017-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2018-02-28
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                 to
Commission File Number 001-32108

Hornbeck Offshore Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	72-1375844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
103 Northpark Boulevard, Suite 300
Covington, Louisiana 70433
(985) 727-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $97,502,624.
The number of outstanding shares of Common Stock as of January 31, 2018 is 37,147,663 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive 2018 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

i

 Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, including impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weak capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; any negative impact on the Company’s ability to successfully complete the remainder of its current vessel newbuild program on-time; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire; administrative barriers to exploration and production activities in Brazil; disruption in the timing and/or extent of Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; or the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2019, 2020 and 2021; or the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens,

ii

make certain investments, and incur certain debt under the Company’s senior notes indentures and the New Credit Facility. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual lenders to provide funding under the Company’s New Credit Facility, if and when required. Further, the Company can give no assurance regarding when and to what extent it will effect common stock or note repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
The Company makes references to certain industry-related terms in this Annual Report on Form 10-K. A glossary and definitions of such terms can be found in Item 9B—Other Information on page 48.

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
We own and operate one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and MPSVs. In late 2011, we commenced our fifth OSV newbuild program, which also includes the construction of MPSVs. Since that time, we have grown our new generation fleet from 51 OSVs and four MPSVs to 62 OSVs and eight MPSVs, after accounting for the sale of five OSVs in 2014 and 2015. Upon completion of the last two vessels currently contracted to be delivered under this newbuild program, our expected fleet will be comprised of 62 OSVs and ten MPSVs. Together, these vessels support the deep-well, deepwater and ultra-deepwater activities of the offshore oil and gas industry. Such activities include oil and gas exploration, field development, production, construction, installation, IRM, well-stimulation and other enhanced oil recovery activities. We have also developed a specialized application of our new generation OSVs for use by the U.S. military. Our new generation OSVs and MPSVs have enhanced capabilities that allow us to more effectively support the premium drilling and installation equipment and facilities required for the offshore deep-well, deepwater and ultra-deepwater energy industry. We are one of the top two operators of domestic high-spec new generation OSVs and MPSVs and one of the top four operators of such equipment worldwide, based on DWT. Our fleet is among the youngest in the industry, with a weighted-average age, based on DWT, of nine years.
While we have historically operated our vessels predominately in the U.S. GoM, we have diversified our market presence and now operate in three core geographic markets: the GoM, Mexico and Brazil. In addition to our core markets, we frequently operate in other foreign regions on a project or term charter basis. We have recently operated in the Middle East, the Mediterranean Sea, the Black Sea and in other locations in Latin America, including Nicaragua, Guyana, Trinidad and Argentina. We have further diversified by providing specialized vessel solutions to non-oilfield customers, such as the United States military as well as oceanographic research and other customers that utilize sophisticated marine platforms in their operations. In addition, we have provided vessel management services for other vessel owners, such as crewing, daily operational management and maintenance activities. We also operate a shore-base support facility located in Port Fourchon, Louisiana. See "Item 2-Properties" for a listing of our shoreside support facilities.
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

DESCRIPTION OF OUR BUSINESS
The Deepwater Offshore Energy Industry
The modern quest to explore for and produce energy resources located offshore began in the 1940s. While these offshore operations began in shallow waters, relatively close to shore, technological advances have permitted them to migrate to ever deeper waters and well depths. Until the late 1970s, most offshore activity was technologically and logistically restricted to that which was accessible on the continental shelf, or waters of up to about 500 feet of depth. Since that time, a number of advances have opened drilling regions in deepwater. The initial push into deeper waters was facilitated through the development of “floating” drilling units that could be positioned over a drilling site without being fixed to the seafloor. Petrobras pioneered these techniques in Brazil beginning in the late 1970s as it lacked an accessible “shallow water” continental shelf. The first deepwater project in the United States Gulf of Mexico was completed in 1993 in nearly 3,000 feet of water by Shell Oil Company. That Shell facility produced a then unheard of 46,000 barrels per day from a reservoir tapped at 25,000 feet. Today, exploration and production activities have pushed into the ultra-deepwater, where wells are routinely drilled in water depths of more than 8,000 feet, the deepest having been drilled in approximately 10,000 feet of water.
In addition to the ability to operate in very deep water, technological advances have also allowed hydrocarbon resources to be detected, drilled for and produced at extreme well depths. “Pre-salt” discoveries in Brazil are being drilled and produced in waters exceeding 5,000 feet and at well depths of more than 35,000 feet. In 2014, Chevron announced first oil from its Jack/St. Malo facility in the GoM, which is expected to produce previously undetectable lower tertiary hydrocarbons at a rate of 94,000 barrels per day from deposits more than 20,000 feet below the seabed situated in 7,000 feet of water. In addition to contending with extreme deepwater and deep well depths, these projects present challenges involving high temperatures and pressures within reservoirs and the associated difficulties of safely bringing those resources to the surface and then transporting them to shoreside locations. Despite these challenges, today deepwater production accounts for approximately 85% percent of all offshore production in the United States. The GoM production is expected to account for 16% of total forecast U.S. crude oil production in both 2018 and 2019.
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
As large international oil companies were pushed out of participating in many regions of the world by national oil companies intent upon retaining for themselves the economic benefits of national exploitation, the deepwater GoM grew in significance. The deepwater GoM is among the most abundant hydrocarbon regions in the world. Political stability in the United States and accessibility of deepwater lease blocks allows major oil companies to plan, execute and finance the significant long-term commitments that deepwater success requires. While the scale and complexity associated with deepwater projects is considerable, the significant size of the resource discoveries allows companies to replenish reserves on a large scale from relatively few projects. Unlike most on shore exploration and production projects, deepwater projects require long-lead times to plan and execute, but also enjoy long production lives once online. For instance, the first exploratory wells at the Jack/St. Malo fields were drilled in 2003 and 2004 and first oil was not produced until 2014. Now online, Chevron projects that the Jack/St. Malo fields are expected to produce an estimated 500 million oil equivalent barrels over 30 years. Consequently, short term fluctuations in oil and gas prices typically do not have the same impact on sanctioned deepwater projects as such fluctuations may have on other on shore and continental shelf projects. As a result of the severity and length of current on-going commodity price declines, some previously sanctioned deepwater projects have, nevertheless, been deferred and the pace of newly sanctioned projects in the deepwater GoM has slowed considerably since 2015.
Emerging opportunities for the deepwater offshore energy industry are presented by recent changes in Mexico and Brazil, two of our core markets, which have both recently expanded access to their deepwater regions to foreign operators. In December 2013, the Mexican congress ended PEMEX's 75 year-old monopoly on drilling activities in Mexico and voted in favor of allowing the government to grant contracts and licenses for exploration and production of oil and gas to foreign firms, which previously had been prohibited under Mexico’s constitution. In December 2016, Mexico conducted its first ever deepwater auctions, which drew bids from several major integrated oil companies on 10 deepwater opportunities. In January 2018, Mexico completed a second round of deepwater auctions, awarding 19 of 29 deepwater blocks. Mexican officials have indicated their intention to proceed with additional deepwater auctions in the second half of 2018.
Brazil, through its state-owned national oil company, Petrobras, has been a pioneer in deepwater drilling and remains a dominant player in the global deepwater energy industry. Petrobras claims approximately 9.5 billion barrels of proven deepwater and ultra-deepwater resources, the vast majority of which are located in pre-salt formations, which were the driving force behind an ambitious national plan to dramatically increase production by 2022 to 3.6 million barrels per day. These plans were sidelined by declines in the price of oil combined with a wide reaching corruption probe involving Petobras. In light of these difficulties being experienced by Petrobras, in 2016, the Brazilian Congress determined to re-open the vast Brazilian pre-salt regions to foreign operators. Brazil is scheduled to host deepwater auctions for pre-salt oil blocks in June 2018.
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
Depiction of a GoM Subsea Deepwater Oilfield

OSVs
OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, IRM and decommissioning activities. OSVs differ from other ships primarily due to their cargo-carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore-bases and offshore rigs and production facilities. Deepwater environments require OSVs with capabilities that allow them to more effectively support drilling and related subsea construction projects that occur far from shore, in deepwater and increasingly at extreme well depths. In order to best serve these projects, we have designed our various classes of new generation vessels in a manner that seeks to maximize their liquid mud and dry bulk cement capacities, as well as their larger areas of open deck space. Deepwater operations also require vessels having dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to floating deepwater installations. DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities. Today, deepwater drilling operations in the GoM overwhelmingly prefer a DP-2 notation and a vessel with 2,500 DWT capacity or greater. We consider these vessels to be high-spec new generation OSVs. Currently, 55 of our vessels are DP-2 and two are DP-3. The two remaining MPSVs contracted to be constructed under our fifth OSV newbuild program are expected to be DP-2. Ultra-deepwater projects, which occur in waters of greater than 5,000 feet, are driving a need for DP-2 vessels with very large capacities. The distance of these projects from shore, together with their water and well depths dictate the use of massive volumes of bulk drilling materials and related supplies. The OSVs that have been delivered as part of our fifth OSV newbuild program are among the largest in the world. With DWT capacities of 5,500 DWT to 6,200 DWT, we believe these ultra high-spec vessels provide our ultra-deepwater drilling customers vessel solutions that help them to maximize efficiencies and improve the logistical challenges prevalent in their projects.
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
Two ultra high-spec HOSMAX OSVs
MPSVs
MPSVs also support the deepwater activities of the energy industry. MPSVs are distinguished from OSVs in that they are more specialized and often significantly larger vessels that are principally used for IRM activities, such as the subsea installation of well heads, risers, jumpers, umbilicals and other equipment placed on the seafloor. MPSVs are also utilized in connection with the setting of pipelines, the commissioning and de-commissioning of offshore facilities, the maintenance and/or repair of subsea equipment and the intervention of such wells, well testing and flow-back operations and other sophisticated deepwater operations. To perform these various functions, MPSVs are or can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems, well intervention equipment, ROVs and accommodation facilities. The typical MPSV is outfitted with one or more deepwater cranes employing active heave compensation technology, one or more ROVs and expansive accommodations for the offshore crew, including customer personnel. MPSVs can also be outfitted as a flotel to provide accommodations to large numbers of offshore construction and technical personnel involved in large-scale offshore projects, such as the commissioning of a floating offshore production facility. When in a flotel mode, the MPSV provides living quarters for personnel, catering, laundry, medical services, recreational facilities and offices. In addition, flotels coordinate and help to provide the facilities necessary for the offshore workers being accommodated to safely move from the vessel to other offshore structures being supported through the use of articulated gangways that allow personnel to "walk to work." Generally, MPSVs command higher dayrates than OSVs due to their significantly larger relative size and versatility, as well as higher construction and operating costs.
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
We are scheduled to take delivery of two 400 class MPSVs in the second and third quarters of 2019. Because our 400 class and 310 class MPSVs are Jones Act-qualified, we expect that they will enable our customers to transport equipment from shore to the installation site to be installed by the MPSV without needing to use a second (domestic) vessel for transport like foreign-flagged MPSVs are required to do. We believe that, once delivered, the 400 class MPSVs will be the largest and most capable Jones Act-qualified MPSVs available in the market.

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

The following table provides information, as of February 7, 2018, regarding our owned fleet of 62 new generation OSVs, eight MPSVs and two MPSVs yet to be delivered under our fifth OSV newbuild program, as well as our managed fleet of four new generation OSVs that serve the U.S. Navy.
Our Vessels

Name	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Total Horsepower	DP Class(1)
OWNED VESSELS:
MPSVs
HOS Iron Horse	430	Multi-Purpose (FF)	GoM	Nov 2009	6,345	n/a	8,050	DP-3
HOS Achiever	430	Multi-Purpose (FF)	Latin America	Oct 2008	5,828	n/a	8,050	DP-3
HOS Warhorse	400ES	Multi-Purpose	TBD	2Q2019 est.(2)	6,200 est	14,100 est.	9,000 est.	DP-2
HOS Wild Horse	400ES	Multi-Purpose	TBD	3Q2019 est.(2)	6,200 est.	14,100 est.	9,000 est.	DP-2
HOS Centerline	370	Multi-Purpose	GoM	Mar 2009	7,903	30,962	6,000	DP-2
HOS Strongline	370	Multi-Purpose	GoM	Mar 2010	7,881	30,962	6,000	DP-2
HOS Bayou	310	Multi-Purpose	GoM	Dec 2014	5,189	20,981	7,300	DP-2
HOS Warland	310ES	Multi-Purpose	GoM	Aug 2016	4,977	19,120	9,000	DP-2
HOS Woodland	310ES	Multi-Purpose	GoM	Sep 2016	5,132	19,120	9,000	DP-2
HOS Riverbend	300	Multi-Purpose	GoM	Feb 2014	4,608	16,938	7,300	DP-2
OSVs
300 class (Over 5,000 DWT)
HOS Commander	320	Supply	Latin America	Nov 2013	6,046	20,911	6,008	DP-2
HOS Carolina	320	Supply	GoM	Feb 2014	6,059	20,911	6,008	DP-2
HOS Claymore	320	Supply	GoM	Mar 2014	6,042	20,911	6,008	DP-2
HOS Captain	320	Supply	GoM	Jul 2014	6,051	20,911	6,008	DP-2
HOS Clearview	320	Stacked	GoM	Aug 2014	6,053	20,911	6,008	DP-2
HOS Crockett	320	Supply	GoM	Dec 2014	6,047	20,911	6,008	DP-2
HOS Caledonia	320	Supply	GoM	Jan 2015	6,066	20,911	6,008	DP-2
HOS Crestview	320	Supply	GoM	Feb 2015	6,052	20,911	6,008	DP-2
HOS Cedar Ridge	320	Supply	GoM	Nov 2015	6,046	20,911	6,008	DP-2
HOS Carousel	320	Supply	GoM	Jun 2015	6,059	20,911	6,008	DP-2
HOS Black Foot	310	Supply	GoM	Jul 2014	6,055	21,417	7,300	DP-2
HOS Black Rock	310	Stacked	GoM	Aug 2014	6,055	21,417	7,300	DP-2
HOS Black Watch	310	Supply	GoM	Oct 2014	6,055	21,417	7,300	DP-2
HOS Brass Ring	310	Supply (FF)	Latin America	Jan 2016	5,633	21,417	6,700	DP-2
HOS Briarwood	310	Supply	GoM	Jan 2016	5,993	21,417	6,700	DP-2
HOS Red Dawn	300	Supply	Other U.S.	Jun 2013	5,407	20,846	6,700	DP-2
HOS Red Rock	300	Supply	GoM	Oct 2013	5,407	20,846	6,700	DP-2
HOS Renaissance	300	Supply	GoM	Nov 2013	5,407	20,846	6,700	DP-2
HOS Coral	290	Stacked	GoM	Mar 2009	5,609	15,212	6,140	DP-2
280 class (3,500 to 5,000 DWT)
HOS Ridgewind	265	Stacked	GoM	Nov 2001	3,070	9,414	6,780	DP-2
HOS Brimstone	265	Stacked	GoM	Jun 2002	3,718	10,350	6,780	DP-2
HOS Stormridge	265	Stacked	GoM	Aug 2002	3,659	10,350	6,780	DP-2
HOS Sandstorm	265	Stacked	GoM	Oct 2002	3,659	10,336	6,780	DP-2
240 class (2,500 to 3,500 DWT)
HOS Saylor	240	Stacked (FF)	GoM	Oct 1999	2,774	n/a	7,844	DP-1
HOS Navegante	240	Stacked (FF)	GoM	Jan 2000	3,289	4,450	7,844	DP-2
HOS Resolution	250 EDF	Stacked	GoM	Oct 2008	2,751	8,240	6,000	DP-2
HOS Mystique	250 EDF	Stacked	GoM	Jan 2009	2,333	8,300	5,586	DP-2
HOS Pinnacle	250 EDF	Stacked	GoM	Feb 2010	2,707	8,240	6,000	DP-2
HOS Windancer	250 EDF	Stacked	GoM	May 2010	2,724	8,240	6,000	DP-2
HOS Wildwing	250 EDF	Stacked	GoM	Sept 2010	2,707	8,240	6,000	DP-2
HOS Bluewater	240 ED	Stacked	GoM	Mar 2003	2,754	8,270	4,000	DP-2
HOS Gemstone	240 ED	Stacked	GoM	Jun 2003	2,758	8,270	4,000	DP-2
HOS Greystone	240 ED	Stacked	GoM	Sep 2003	2,754	8,270	4,000	DP-2
HOS Silverstar	240 ED	Stacked	GoM	Jan 2004	2,762	8,270	4,000	DP-2
HOS Polestar	240 ED	Stacked	GoM	May 2008	2,752	8,270	4,000	DP-2
HOS Shooting Star	240 ED	Stacked	GoM	Jul 2008	2,728	8,270	4,000	DP-2
HOS North Star	240 ED	Stacked	GoM	Nov 2008	2,749	8,270	4,000	DP-2
HOS Lode Star	240 ED	Stacked	GoM	Feb 2009	2,746	8,270	4,000	DP-2
HOS Silver Arrow	240 ED	Stacked	GoM	Oct 2009	2,664	8,270	4,000	DP-2
HOS Sweet Water	240 ED	Stacked	GoM	Dec 2009	2,707	8,270	4,000	DP-2

Name	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Total Horsepower	DP Class(1)
HOS Beignet	S240 E	Stacked	GoM	May 2013(3)	2,772	8,000	4,000	DP-2
HOS Boudin	S240 E	Stacked	GoM	May 2013(3)	2,715	8,000	4,000	DP-2
HOS Bourre'	S240 E	Stacked	GoM	Sep 2013(3)	2,772	8,000	4,000	DP-2
HOS Coquille	S240 E	Stacked	GoM	Sep 2013(3)	2,742	8,000	4,000	DP-2
HOS Cayenne	S240 E	Stacked	GoM	Nov 2013(3)	2,772	8,000	4,000	DP-2
HOS Chicory	S240 E	Stacked	GoM	Nov 2013(3)	2,731	8,000	4,000	DP-2
200 class (1,500 to 2,500 DWT)
HOS Innovator	240 E	Stacked	GoM	Apr 2001	2,036	6,290	4,520	DP-2
HOS Dominator	240 E	Military	Other U.S.	Feb 2002	2,054	6,400	4,000	DP-2
HOS Deepwater	240	Supply (FF)	Mexico	Nov 1999	2,195	4,470	4,000	DP-2
HOS Cornerstone	240	Stacked	GoM	Mar 2000	2,259	6,280	4,000	DP-2
HOS Beaufort	S200	Stacked	GoM	Mar 1999	2,246	4,120	4,000	DP-1
HOS Hawke	S200	Stacked (FF)	GoM	Jul 1999	1,767	4,100	4,000	DP-1
HOS Douglas	S200	Stacked	GoM	Apr 2000	2,246	4,120	4,000	DP-1
HOS Nome	S200	Stacked	GoM	Aug 2000	2,246	4,120	4,000	DP-1
HOS Crossfire	200	Stacked (FF)	Mexico	Nov 1998	1,780	2,714	4,000	DP-1
HOS Super H	200	Stacked	GoM	Jan 1999	1,764	3,590	4,000	DP-1
HOS Brigadoon	200	Stacked (FF)	Mexico	Mar 1999	1,767	3,590	4,000	DP-1
HOS Thunderfoot	200	Stacked (FF)	Mexico	May 1999	1,677	3,600	4,000	DP-1
HOS Dakota	200	Stacked (FF)	Mexico	Jun 1999	1,780	2,714	4,000	DP-1
HOS Explorer	220	Stacked	GoM	Feb 1999	1,625	3,050	3,900	DP-1
HOS Voyager	220	Stacked	GoM	May 1998	1,625	3,050	3,900	DP-1
HOS Pioneer	220	Stacked	GoM	Jun 2000	1,630	3,050	4,000	DP-1

MANAGED VESSELS:
240 class (2,500 to 3,500 DWT)
Black Powder	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
Westwind	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
Eagleview	250 EDF	Military	Other U.S.	Oct 2009	2,900	8,300	6,000	DP-2
Arrowhead	250 EDF	Military	Other U.S.	Jan 2009	2,900	8,300	6,000	DP-2

FF—foreign-flagged
TBD—to be determined

(1)
“DP-1,” “DP-2” and “DP-3” mean various classifications, or equivalent, of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading through anchor-less station keeping.

(2)	These vessels are currently being constructed under our fifth OSV newbuild construction program with anticipated in-service dates during 2019.

(3)
These six vessels were converted into 240 class DP-2 OSVs as part of our 200 class OSV retrofit program in 2013. They were originally constructed and placed in service in their prior Super 200 class DP-1 configuration in 1999 or 2000 and were acquired by us in August 2007.

We own long-term lease rights to two adjacent shore-base facilities located in Port Fourchon, Louisiana, named HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs, production facilities and other offshore installations and sites. We also utilize HOS Port as a shoreside facility for performing vessel maintenance, outfitting and other in-the-water shipyard activities. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow water rigs in the GoM. The HOS Port facility has approximately one year remaining on its current lease and three additional five-year renewal options on each parcel. The combined acreage of HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our long-term outlook for the deepwater GoM.
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
Offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment, which has driven the recent and nearly completed newbuild cycle for drilling rigs and for OSVs. There were 43 floating rigs under construction or on order on February 7, 2018 and, as of that date, there were options outstanding to build four additional floating rigs. In addition, on that date, there were 91 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 15 additional high-spec jack-up rigs. Most, if not all, of these rigs were ordered prior to the downturn in oil prices that has persisted since late 2014. Consequently, the market for deepwater drilling rigs is expected to be over-supplied for the forseeable future. This oversupply of rigs may drive down the cost of contracting a drilling rig, with the result that more rigs are employed, which could positively impact utilization of supply vessels. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required is dependent on many factors, including the type of activity being undertaken, the location of the rig and the size and capacity of the OSVs. During normal operating conditions, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities should result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.
Our charters are the product of either direct negotiation or a competitive proposal process, which evaluates vessel capability, availability and price. Our primary method of chartering in the GoM is through direct vessel negotiations with our customers on either a long-term or spot basis. In the international market, we sometimes charter through local entities in order to comply with cabotage or other local requirements. Some charters are solicited by customers through international vessel brokerage firms, which earn a commission that is customarily paid by the vessel owner. Our operations and management agreement with the U.S. Navy's Military Sealift Command was a sole source selection based upon certain capabilities unique to the Company that were developed while the applicable vessels were chartered to the Navy. All of our charters, whether long-term or spot, are priced on a dayrate basis, whereby for each day that the vessel is under contract to the customer, we earn a fixed amount of charter-hire for making the vessel available for the customer’s use. Some of the long-term contracts for our vessels and all of our government, including national oil company, charters contain early termination options in favor of the customer; however, some have fees designed to discourage early termination. Long-term charters sometimes contain provisions that permit us to increase our dayrates in order to be compensated for certain increased operational expenses or regulatory changes.
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
Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Consequently, our MPSVs and the HOSMAX MPSVs being constructed under our fifth OSV newbuild program face competition from both foreign-flagged vessels and U.S.-flagged vessels for non-coastwise trade activities. In addition, since 2009, owners and operators of Jones-Act qualified MPSVs, such as ourselves, have challenged interpretations of the Jones Act issued by Customs and Border Protection, or CBP, that we believe erroneously allow foreign MPSVs to be used in U.S. coastwise trade. In 2009 and again in 2017, CBP announced proposed modifications to or revocations of these interpretations, but subsequently withdrew both of those proposals. In 2017, trade organizations representing the owners and operators of Jones-Act qualified MPSVs, as well as U.S. shipyards that build them, sued CBP on account of the continued existence of Jones Act interpretations that are inconsistent with the statute. That suit is pending in Federal District Court for the District of Columbia, Captain Paul Radtke, et. al. v. U.S Bureau of Customs and Border Protection, et. al. Civil Action No. 17-2412. If successful, that litigation may reduce competition that our Jones-Act qualified MPSVs face from foreign MPSVs that are currently allowed by CBP to engage in coastwise trade.
Competition in the MPSV industry is significantly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project as well as price. While operating in the GoM, our MPSVs are required to utilize U.S. crews while foreign-owned vessels have historically been allowed to employ non-U.S. mariners, often from low-wage nations. U.S. crews are often more expensive than foreign crews. Also, foreign MPSV owners may have more favorable tax regimes than ours. Consequently, prices for foreign-owned MPSVs in the GoM are often lower than prices we can charge. Finally, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. During the recent downturn, many foreign MPSVs have departed the GoM and most MPSVs operating in the GoM are Jones-Act qualified. If market conditions improve and the CBP letter rulings continue to allow foreign vessels to engage in coastwise trade, we might face significant price competition from the owners of these foreign vessels that enjoy lower manning and tax burdens.
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
Although some of our principal competitors are larger or have more extensive international operations than we do, we believe that our operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate or intend to operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our high-spec new generation OSVs range from one year to 19 years with a weighted-average fleet age, based on DWT, of six years. In fact, approximately 90% of our active new generation OSVs have been placed in-service since January 1, 2008. The average age of the industry’s conventional U.S.-flagged OSV fleet is over 35 years and the industry's domestic new generation OSV fleet is approximately ten years. We believe that most of these older vessels are cold-stacked and many of them have been or will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in-service to address greater customer interest in deep-well, deepwater and ultra-deepwater drilling activity and the decline in industry activity due to low oil prices. Upon completion of our fifth OSV newbuild program, we expect to own a fleet of 72 Upstream vessels of which 82% will be DP-2 or DP-3 with a weighted-average fleet age, based on DWT, of ten years in 2019.
Over the past three years, there have been several, and we expect further, formal and informal restructurings of owners and operators of OSVs and MPSVs that compete with us in the U.S. and globally. Two of our publicly traded domestic competitors emerged from Chapter 11 proceedings in 2017. Companies that have undergone restructurings may have less debt and obligations associated with servicing their debt than companies that have not undergone restructurings. Additionally, fresh start accounting rules might also provide advantages that impact financial results that such restructured companies report. Because we have not initiated measures of this kind, we may face stiffer competition from restructured companies and may also report lower financial results relative to such restructured companies.
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
CUSTOMER DEPENDENCY
Our customers are generally limited to large, independent, integrated or nationally-owned energy companies. These firms are relatively few in number. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken by such customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2017, Hess Corporation, Military Sealift Command and Royal Dutch Shell plc (including worldwide affiliates) each accounted for 10% or more of our consolidated revenues. For a discussion of significant customers in prior periods, see Note 13 to our consolidated financial statements.
GOVERNMENT REGULATION
Environmental Laws and Regulations
Our operations are subject to a variety of federal, state, local and international laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict, joint and several liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs including natural resource damages associated with releases of oil or hazardous materials into the environment, such laws and regulations may expose us to liability for the conditions caused by others or even acts of ours that were in compliance with all applicable laws and regulations at the time such acts were performed. Failure to comply with applicable laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Moreover, it is possible that future changes in the environmental laws, regulations or enforcement policies that impose additional or more restrictive requirements or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us and could have a material adverse effect on our financial condition, results of operations or cash flows. We have performed what we consider to be appropriate environmental due diligence in connection with our operations and, where possible, we have taken all necessary steps to qualify for any applicable statutory defenses and limits of liability available under environmental regulations. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.
OPA 90 and regulations promulgated pursuant thereto amend and augment the oil spill provisions of the Clean Water Act and impose a variety of duties and liabilities on “responsible parties” related to the prevention and/or reporting of oil spills and damages resulting from such spills in or threatening U.S. Waters, including the Outer Continental Shelf or adjoining shorelines. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA 90 assigns liability to each responsible party for containment and oil removal costs, as well as a variety of public and private damages including the costs of responding to a release of oil, natural resource damages, damages for injury to, or economic losses resulting from, destruction of real or personal property of persons who own or lease such affected property. For any vessels, other than “tank vessels,” that are subject to OPA 90, the liability limits are the greater of $1,100 per gross ton or $939,800. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. In addition, for an Outer Continental Shelf facility or a vessel carrying crude oil from a well situated on the Outer Continental Shelf, the limits apply only to liability for damages (e.g. natural resources, real or personal property, subsistence use, reserves, profits and earnings capacity, and public services damages). The owner or operator of such facility or vessel is liable for all removal costs resulting from a discharge or substantial threat of discharge without limits. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply and certain defenses may not be available. Moreover, OPA 90 imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. As required, we have provided satisfactory evidence of financial responsibility to the USCG for all of our vessels over 300 tons. OPA 90 does not preempt state law, and states may impose liability on responsible parties and requirements for removal beyond what is provided in OPA 90.

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
The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States. The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of oil or other hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge, including the costs of restoring damaged natural resources. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum or other pollutants in reportable quantities. Our OSVs routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. Our OSVs also transport bulk chemical materials used in drilling activities and liquid mud, which contain oil and oil by-products. We maintain vessel response plans as required by the Clean Water Act to address potential oil and fuel spills.
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as “CERCLA” or “Superfund,” and similar laws impose liability for releases of hazardous substances, pollutants and contaminants into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but our operations may involve the use or handling of other materials that may be classified as hazardous substances, pollutants and contaminants. CERCLA assigns strict, joint and several liability to each responsible party for response costs, as well as natural resource damages. Under CERCLA, responsible parties include not only owners and operators of vessels but also any person who arranged for the disposal or treatment, or arranged with a transporter for transport for disposal or treatment of hazardous substances, and any person who accepted hazardous substances for transport to and selected the disposal or treatment facilities. Thus, we could be held liable for releases of hazardous substances that resulted from operations by third parties not under our control or for releases associated with practices performed by us or others that were standard in the industry at the time and in compliance with existing laws and regulations.
The Resource Conservation and Recovery Act regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes and requires states to develop programs to ensure the safe treatment, storage and disposal of wastes. States having jurisdiction over our operations also have their own laws governing the generation and management of solid and hazardous waste. We generate non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled in all material respects in compliance with the Resource Conservation and Recovery Act and analogous state statutes.
The USCG's final Ballast Rule became effective on June 21, 2012, and the EPA renewed the Vessel General Permit under the National Pollutant Discharge Elimination System effective on December 19, 2013. In addition, the International Maritime Organization's, or IMO, International Convention for the Control and Management of Ships’ Ballast Water and Sediments otherwise known as the Ballast Water Management Convention, or BWMC, became effective on September 8, 2017. The BWMC has similar standards to that of the USCG and EPA ballast water regulations. These regulations require all our existing vessels to meet certain standards pertaining to ballast water discharges. An exemption to certain compliance requirements in the U.S. is provided for vessels that operate within an isolated geographic region, as determined by the USCG and EPA, respectively. Most of our vessels operating in the GoM are exempt from the ballast water treatment requirements. However, for non-exempt vessels, ballast water treatment equipment may be required to be utilized on the vessel. The USCG has several approved ballast water treatment systems and, as a result, we will have to become compliant with ballast water treatment requirements that previously were waived in the U.S. Internationally, compliance with IMO’s BWMC is not expected to impact us until 2018 and thereafter, as implementation of these rules is based on the renewal of a vessel’s International Oil Pollution Prevention Certificate after September 8, 2017. We have currently estimated the cost of compliance with either the USCG's Ballast Rule or the BWMC to be approximately $250,000 per vessel that is required to be fitted with a treatment system.
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
Climate Change
Greenhouse gas emissions have increasingly become the subject of international, national, regional, state and local attention. The EPA has adopted regulations under the CAA that require new and existing industrial facilities to obtain permits for carbon dioxide equivalent emissions above emission thresholds. In addition, the EPA adopted rules that mandate reporting of greenhouse gas data and other information by i) industrial sources, ii) suppliers of certain products, and iii) facilities that inject carbon dioxide underground. To the extent that these regulations may apply, we could be responsible for costs associated with complying with such regulations. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, in prior years, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact most industries. In addition, future regulation of greenhouse gas could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. It is uncertain whether any of these initiatives will be implemented. However, based on published media reports, we believe that it is unlikely that the current proposed initiatives in the U.S. will be implemented without substantial modification. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our operating results.
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
EMPLOYEES
On December 31, 2017, we had 831 employees, including 649 operating personnel and 182 corporate, administrative and management personnel. Excluded from these personnel totals are 78 third-country nationals that we contracted to serve on our vessels as of December 31, 2017. These non-U.S. mariners are typically provided by international crewing agencies. With the exception of 63 employees located in Brazil and Mexico, none of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.

GEOGRAPHIC AREAS
The table below presents revenues by geographic region for the past three fiscal years (in thousands):

	Year Ended December 31,
	2017	% of total	2016	% of total	2015	% of total
United States	$153,060	80.0%	$185,475	82.7%	$328,262	69.0%
International	38,352	20.0%	38,824	17.3%	147,808	31.0%
	$191,412	100.0%	$224,299	100.0%	$476,070	100.0%
The table below presents net property, plant and equipment by geographic region for the past three fiscal years (in thousands):

	As of December 31,
	2017	% of total	2016	% of total	2015	% of total
United States	$2,218,773	88.7%	$2,250,384	87.3%	$2,218,646	86.2%
International	282,240	11.3%	328,004	12.7%	356,015	13.8%
	$2,501,013	100.0%	$2,578,388	100.0%	$2,574,661	100.0%
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
We may not have the funds available or be able to obtain the funds necessary to meet the obligations relating to our 2020 senior notes, our 2021 senior notes, or our New Credit Facility.
Our 2020 senior notes, our 2021 senior notes, and our New Credit Facility, which collectively have a face value of $980.3 million, mature in April 2020, March 2021, and June 2023, respectively. In addition, upon the occurrence of certain change of control events, as defined in the indentures governing the 2020 senior notes and the 2021 senior notes, holders of such notes would have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest. We do not expect to have sufficient cash on hand and cash flow from operations to meet all of these obligations as they come due and will need to access additional sources of capital in order to refinance some or all of this indebtedness prior to maturity. There can be no assurance that we will succeed in accessing new capital or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Failure to meet our obligations related to any tranche of our senior notes may result in the acceleration of our other indebtedness and result in a material adverse effect on our financial condition and results of operations.
As a result of the declines in oil prices that began in late 2014, our clients have reduced and may further reduce spending on exploration and production projects, resulting in a decrease in demand for our services.
Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and production services activities. Reduced demand for oil and natural gas or periods of surplus oil and natural gas generally result in lower prices for these commodities and often impact the economics of planned drilling projects and ongoing production projects, resulting in the curtailment, reduction, delay or postponement of such projects for an indeterminate period of time. When drilling and production activity and spending declines, both vessel dayrates and utilization for our vessels historically decline as well. This has been the case, beginning in October 2014 and continuing into 2018.
Oil prices worldwide dropped significantly commencing in 2014. While prices have partially recovered, we cannot predict whether current prices are sustainable. Further we do not know whether current prices will result in increased offshore and/or deepwater capital spending by our customers.
A continuation of the prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect us by negatively impacting:
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
In addition to our fifth OSV newbuild program, which is nearing completion, certain of our competitors previously announced plans to construct new vessels to be deployed in domestic and foreign locations, thus adding to the available vessel capacity. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-

oilfield applications would result in an increase in vessel capacity in the GoM, one of our core markets. Similarly, vessel capacity in foreign markets, including our core markets of Mexico and Brazil, may also be impacted by U.S.-flagged or other vessels migrating to such foreign locations. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs or MPSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of the current or any future downturn in the oil and gas industry on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors may bring additional MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally for such services.
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
Commencing in late 2014, we observed a significant decline in oil prices, which caused oil companies to announce and implement significant reductions in their capital spending programs, that is the source of much of our business activity. A prolonged period of reduced oil prices is having and could continue to have a significant adverse and long-term impact on the Company’s financial condition and results of operations.

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
We are currently constructing the last two MPSVs under our pending newbuild program. These vessels are large and complex. We are required to make remaining milestone payments to the shipyard and other vendors totaling approximately $62 million, the majority of which payments will be due in 2019 upon delivery of each vessel from the shipyard. While we have sufficient cash on hand today to meet these obligations, unforeseen events could result in our inability to fund these obligations when they come due, which could have an adverse impact on our business plans, financial condition and results from operations. Additionally, the shipyard is delayed and unforeseen events could result in significant cost overruns for which, under certain circumstances, we might be responsible. Such delays or cost overruns could impact our ability to meet our obligations to the shipyard and could otherwise materially and adversely affect our financial condition and results from operations.
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
Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the USCG, the National Transportation Safety Board, the EPA and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The USCG and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the USCG and Customs Service are authorized to inspect vessels at will. Our operations are also subject to international conventions, federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, specific training, and/or operational changes. While we endeavor to comply with all applicable laws, circumstances might exist where we might not come into complete compliance with applicable laws and regulations which could result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict, joint and several liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in applicable conventions or laws, regulations or standards that would impose additional requirements or restrictions on our or our oil and gas exploration and production customers’ operations could adversely affect our financial condition and results of operations. It is possible that laws and regulations may become even more stringent, which could also adversely affect our financial condition and results of operations.

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
Restrictions contained in the indentures governing our 2020 senior notes, our 2021 senior notes, and in the agreement governing our New Credit Facility may limit our ability to obtain additional financing and to pursue other business opportunities.
Covenants contained in the indenture governing our 2020 senior notes, in the indenture governing our 2021 senior notes and in the agreement governing our New Credit Facility require us to meet certain financial tests, which may limit or otherwise restrict:

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
Any softening in the global economic recovery may adversely impact our ability to issue additional debt and equity in the future on acceptable terms. We cannot be certain that additional funding will be available if needed and to the extent required, on acceptable terms.
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
The terms of our 2019 convertible senior notes require us to purchase the notes for cash in the event of a fundamental change, as defined in the applicable indenture. Upon a change in control, our 2020 senior notes and our 2021 senior notes require us to repurchase such senior notes at 101% of aggregate principal. A change in control of the Company would trigger the requirement that we purchase the 2019 convertible senior notes, the 2020 senior notes and the 2021 senior notes. A de-listing of the Company would trigger the requirement that we purchase the 2019 convertible senior notes. Furthermore, our certificate of incorporation and bylaws, Delaware corporations law, and our stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.

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

Our principal properties as of December 31, 2017 are as follows:

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
Item 3—Legal Proceedings

In December 2000, LEEVAC Marine Inc. (a predecessor entity to our current subsidiary Hornbeck Offshore Transportation, LLC, or HOT) was one of several companies that formed a limited liability company, SSIC Remediation, LLC, or SSIC, which conducted interim phase environmental remedial activities at the SBA Shipyards site in Jennings, Louisiana pursuant to a December 9, 2002 Order and Agreement with the EPA. In 2015, the EPA notified SSIC’s counsel of its renewed interest in the site and on September 9, 2016 published a final rule (effective October 11, 2016) adding the site to the General Superfund section of the CERCLA National Priorities List. In November 2016, HOT and nine other parties voluntarily entered into an Administrative Settlement Agreement and Order on Consent to conduct a Remedial Investigation/Feasibility Study, or RIFS, in connection with the site. In 2017, the group submitted a draft RIFS work plan to the EPA, and anticipates commencing RIFS work in 2018 within 90 days of receiving work plan approval from the EPA. HOT has accrued a liability of $0.1 million to cover expenses anticipated to be incurred with respect to conducting the RIFS. HOT’s anticipated percentage of liability for the RIFS cost and subsequent cleanup efforts has decreased from 4.0% to 3.4% due to the addition of new members to the group during 2017. The Company has not made a judgment concerning the ultimate cost of clean up should it be required.

Item 4—Mine Safety Disclosures
None.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices for our common stock as reported by the NYSE during 2017 and 2016.

	2017		2016
	High	Low	High	Low
First Quarter	$8.52	$3.05	$12.98	$5.58
Second Quarter	$4.53	$1.51	$12.57	$7.67
Third Quarter	$4.40	$2.07	$9.62	$4.35
Fourth Quarter	$4.87	$2.79	$9.07	$3.00
On January 31, 2018, we had 19 holders of record of our common stock.
We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. Our current intention is to retain all additional cash that our business generates to cover all of our growth capital expenditures, commercial-related capital expenditures, annually recurring cash debt service, maintenance capital expenditures, cash income taxes and the retirement of debt. Any future payment of cash dividends or stock or debt repurchases will depend upon our financial condition, capital requirements, plans to reduce our long-term debt and our earnings, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 2020 senior notes, our 2021 senior notes and the agreement governing our New Credit Facility include restrictions on our ability to pay cash dividends on our common stock. See "Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to our consolidated financial statements for further discussion.
See "Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except operating and per share data)
Our selected historical consolidated financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, was derived from our audited historical consolidated financial statements prepared in accordance with GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. In 2013, we closed the sale of our Downstream segment to Genesis Marine, LLC. The historical results for the Downstream segment and the gain on the sale of that segment have been presented as discontinued operations for all periods in the Selected Historical Consolidated Financial Information presented herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$191,412	$224,299	$476,070	$634,793	$548,145
Operating expenses	120,537	131,658	219,260	296,500	239,239
Depreciation and amortization	111,901	113,556	109,029	115,450	85,962
General and administrative expenses	47,597	43,358	48,297	54,245	53,428
Gain (loss) on sale of assets	(121)	54	44,060	822	1,587
Operating income (loss)	(88,744)	(64,219)	143,544	169,420	171,103
Gain (loss) on early extinguishment of debt	15,478	—	—	—	(25,776)
Interest income	2,203	1,490	1,525	1,086	2,515
Interest expense	51,364	48,675	39,496	30,733	47,352
Other income (expenses)(1)	(396)	2,052	1,005	501	(92)
Income (loss) before income taxes	(122,823)	(109,352)	106,578	140,274	100,398
Income tax expense (benefit)	(150,244)	(45,506)	39,757	52,367	36,320
Income (loss) from continuing operations	27,421	(63,846)	66,821	87,907	64,078
Income from discontinued operations, net of tax	—	—	—	618	47,315
Net income (loss)(2)	27,421	(63,846)	66,821	88,525	111,393
Per Share Data:
Basic earnings (loss) per common share from continuing operations	$0.74	$(1.76)	$1.87	$2.43	$1.79
Basic earnings per common share from discontinued operations	—	—	—	0.02	1.31
Basic earnings (loss) per common share	$0.74	$(1.76)	$1.87	$2.45	$3.10
Diluted earnings (loss) per common share from continuing operations	$0.73	$(1.76)	$1.84	$2.40	$1.76
Diluted earnings per common share from discontinued operations	—	—	—	0.01	1.29
Diluted earnings (loss) per common share	$0.73	$(1.76)	$1.84	$2.41	$3.05
Weighted average basic shares outstanding	36,858	36,248	35,755	36,172	35,895
Weighted average diluted shares outstanding(3)	37,664	36,248	36,302	36,692	36,548
Balance Sheet Data (at period end):
Cash and cash equivalents	$186,849	$217,027	$259,801	$185,123	$439,291
Working capital(4)	199,579	225,412	279,522	254,827	447,195
Property, plant, and equipment from continuing operations, net	2,501,013	2,578,388	2,574,661	2,459,486	2,125,374
Property, plant, and equipment from discontinued operations, net	—	—	—	—	759
Total assets(5)	2,768,878	2,878,275	2,984,416	2,860,935	2,743,015
Total long-term debt(6) (7)	1,080,826	1,083,710	1,070,281	1,057,487	1,045,297
Total stockholders’ equity	1,437,924	1,402,996	1,446,163	1,370,765	1,295,428
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	$(14,658)	$53,500	$217,095	$163,797	$210,059
Investing activities	(21,300)	(97,011)	(141,349)	(401,515)	(526,630)
Financing activities	6,226	(252)	(229)	(20,355)	(64,336)
Net cash provided by discontinued operations:
Operating activities	$—	$—	$—	$2,374	$15,368
Investing activities	—	—	—	1,638	228,689
Other Financial Data (unaudited):
EBITDA(8)	$38,239	$51,389	$253,578	$285,371	$231,197
Capital expenditures	21,343	97,535	293,349	408,693	542,651
Other Operating Data (unaudited)(9):
Average number of new generation OSVs(10)	62.0	61.9	60.0	57.4	50.7
Average number of active new generation OSVs(11)	19.2	20.6	42.0	56.6	50.3
Average new generation OSV fleet capacity (DWT)	220,072	218,854	206,030	177,033	132,564
Average new generation OSV vessel capacity (DWT)	3,550	3,535	3,436	3,076	2,609
Average new generation OSV utilization rate(12)	23.1%	25.2%	54.4%	79.6%	83.7%
Effective new generation OSV utilization rate (13)	75.2%	75.7%	77.8%	80.7%	84.4%
Average new generation OSV dayrate(14)	$20,250	$25,233	$26,278	$27,416	$26,605
Effective dayrate(15)	$4,678	$6,359	$14,295	$21,823	$22,268

(1)	Represents other operating income and expenses, including equity in income (loss) from investments and foreign currency transaction gains or losses.

(2)
Included in our net income for 2017 was a $125,200 tax benefit related to U.S. tax reform legislation that was enacted in December 2017 and a $15,500 net gain on early extinguishment of debt, partially offset by $14,200 of tax expense due to valuation allowances related to tax credits that may expire prior to being utilized and a

$1,700 non-cash write-off of goodwill. Excluding these reconciling items from our 2017 results, we would have recorded a net loss of $(91,934) or $(2.49) per diluted share for the year ended December 31, 2017.

(3)
For the year ended December 31, 2017, the Company had 185 anti-dilutive stock options. For the year ended December 31, 2016, due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing rights to acquire 975 shares of common stock. For the year ended December 31, 2015, the Company had 322 anti-dilutive stock options. For the years ended December 31, 2014 and 2013, the Company had no anti-dilutive stock options. See Note 3 of our consolidated financial statements for more information about diluted shares outstanding.

(4)	Includes working capital (deficit) from discontinued operations in the amount of $470 and $1,461 as of December 31, 2014 and 2013, respectively.

(5)	Includes total assets from discontinued operations in the amount of $470 and $2,337 as of December 31, 2014 and 2013, respectively.

(6)
Excludes deferred gain and original issue discount associated with our New Credit Facility in the amount of $18,911 and $1,228 as of December 31, 2017, respectively. Excludes imputed original issue discount associated with our 2019 convertible senior notes in the amount of $6,634, $31,093, $41,600, $51,528 and $60,908 as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(7)
Excludes deferred financing costs associated with our New Credit Facility in the amount of $3,445 as of December 31, 2017; and deferred financing costs associated with our 2019 convertible senior notes in the amount of $1,486, $3,061, $4,095, $5,073 and $5,996 as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively; and deferred financing costs associated with our 2020 senior notes in the amount of $2,061, $3,025, $3,944, $4,863 and $5,782 as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively; and deferred financing costs associated with our 2021 senior notes in the amount of $3,142, $4,111, $5,080 and $6,049 as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

(10)
We owned 62 new generation OSVs as of December 31, 2017. Our average number of new generation OSVs for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, reflect the deliveries of certain vessels under our fourth and fifth OSV newbuild programs. Please refer to Our Vessels on page 7 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data is one conventional OSV, which was sold during 2016 that was considered a non-core asset.

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

The following table provides the detailed components of EBITDA, as we define that term, for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 respectively (in thousands).

	Year Ended December 31,
	2017	2016	2015	2014	2013
Components of EBITDA:
Income (loss) from operations	$27,421	$(63,846)	$66,821	$87,907	$64,078
Interest, net:
Debt obligations	51,364	48,675	39,496	30,733	47,352
Interest income	(2,203)	(1,490)	(1,525)	(1,086)	(2,515)
Total interest, net	49,161	47,185	37,971	29,647	44,837
Income tax expense (benefit)	(150,244)	(45,506)	39,757	52,367	36,320
Depreciation	98,733	93,071	82,566	71,301	55,332
Amortization	13,168	20,485	26,463	44,149	30,630
EBITDA	$38,239	$51,389	$253,578	$285,371	$231,197
The following table reconciles EBITDA to cash flows provided by operating activities for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 respectively (in thousands).

	Year Ended December 31,
	2017	2016	2015	2014	2013
EBITDA Reconciliation to GAAP:
EBITDA	$38,239	$51,389	$253,578	$285,371	$231,197
Cash paid for deferred drydocking charges	(8,063)	(3,978)	(13,267)	(43,609)	(35,875)
Cash paid for interest	(52,194)	(50,152)	(50,492)	(50,548)	(53,636)
Cash (paid for) refunds of taxes	9,042	(3,732)	(4,808)	(5,679)	(4,537)
Changes in working capital	2,742	50,801	66,667	(31,522)	36,450
Stock-based compensation expense	6,999	9,983	10,293	10,324	11,888
(Gain) loss on sale of assets	121	(54)	(44,060)	(822)	(1,587)
(Gain) loss on early extinguishment of debt	(15,478)	—	—	—	25,776
Changes in other, net	3,934	(757)	(816)	282	383
Cash flows provided by (used in) operations	$(14,658)	$53,500	$217,095	$163,797	$210,059
In addition, we have also historically made certain adjustments, as applicable, to EBITDA for losses on early extinguishment of debt, stock-based compensation expense and interest income, to internally evaluate our performance based on the computation of ratios used in certain financial covenants of our credit agreements with various lenders, whenever applicable. We believe that such ratios can, at times, be material components of financial covenants and, when applicable, failure to comply with such covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.
The following table provides certain detailed adjustments to EBITDA, as defined in our New Credit Facility for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2017	2016	2015	2014	2013
(Gain) loss on early extinguishment of debt	$(15,478)	$—	$—	$—	$25,776
Stock-based compensation expense	6,999	9,983	10,293	10,324	11,914
Interest income	2,203	1,490	1,525	1,086	2,515

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
General
Oil prices remain at low levels compared to prices that prevailed between 2005 and late 2014. These lower oil prices have caused major, international and independent oil companies with deepwater operations to significantly reduce their capital spending budgets, which are the principal demand drivers for our services. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal question facing the industry is the duration of the current downturn. Our current view is that market conditions will remain weak for all or most of 2018. However, given the recent improvement in oil prices, global economic improvement, growth in oil demand and lower exploration and development costs achieved by our customers, we believe that the necessary elements for improved conditions in our market may be taking shape. While impossible to predict, this market improvement may take-hold as early as 2019. However, a loss of confidence in oil price recovery or an inability by our customers to sustain cost improvements could derail or postpone a recovery.
While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Even in light of our currently depressed operating levels, cash generated from operations together with cash on hand and availability under the New Credit Facility should be sufficient to fund our operations and commitments through the end of 2019. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of our remaining tranches of 2020 senior notes and 2021 senior notes when they mature in fiscal years 2020 and 2021, respectively, even if a market recovery were to begin in 2018 or 2019. The New Credit Facility was the first step in addressing the maturities of our unsecured notes. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.
In the GoM, three high-spec OSVs were delivered into the domestic market during 2017. We expect an additional nine high-spec OSVs to be delivered into domestic service during 2018. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 205 of such vessels by the end of 2018. During the fourth quarter of 2017, there was an average of roughly 33 floating rigs available in the GoM, while an average of only 21.2 were working. As of February 7, 2018, there were 34 rigs available and 21 were working. However, seven floating rigs have contracts that will expire during the remainder of 2018. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. One additional rig arrived in the GoM since the beginning of 2018. No additional rigs are expected to arrive before the end of 2018. We expect three rigs to depart from the GoM during 2018. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin, if at all. Given these market conditions, we anticipate our average dayrates and utilization levels for our OSVs operating in the GoM will continue to be depressed for the foreseeable future. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We believe that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve. Unlike our OSVs, whose utilization are tied principally to drilling activities, we have seen improved demand for our MPSVs in recent quarters. These vessels are used for a wide variety of oilfield applications that are not necessarily related to drilling. Because of the need to continuously inspect, repair and maintain offshore infrastructure, our MPSVs have, in recent quarters, partially counter-acted weakness in overall drilling activities. However, we have not seen a significant pick up in the expansion of offshore infrastructure, such as field development that more meaningfully drives MPSV utilization.

In recognition of these weak market conditions, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of December 31, 2017, we had 42 OSVs stacked. As of February 7, 2018, we had 44 OSVs stacked. These 44 stacked vessels represent 63% of our fleetwide vessel headcount, and 45% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
There have been six auctions completed since energy reform began in Mexico in 2013, including two deepwater and two shallow water tenders. So far, these auctions have yielded 58 contracts with forecasted investment over their lifetime of $134.3 billion. The next deepwater lease auctions are scheduled for March and July 2018, respectively. However, questions remain on the timing of the incremental activity expected in the Mexican deepwater GoM as a result of these auctions. As a result of leases awarded during the initial shallow water lease round in 2016, two operators announced major discoveries in mid-July 2017. We have observed a dispute over resource ownership between the country of Mexico and the new international companies that have experienced recent drilling success in fields adjacent to PEMEX-owned fields. This dispute may slow down drilling plans until the ownership issue is resolved. We consider Mexico to be a long-term market for our services, especially in light of energy reforms expected to be carried out there. We continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there.
In Brazil, Petrobras has moved towards an "all Brazilian flag" vessel fleet, which has limited opportunities in Brazil for foreign-flagged vessels, except where highly specialized services are required. In January 2016, we placed one of our newbuild HOSMAX 310 class OSVs into Brazilian registry and have imported that vessel into Brazil. In October 2016, Brazil enacted new legislation that will allow international oil companies to participate as operators of pre-salt offshore developments, reversing a policy that had reserved such properties to Petrobras, exclusively. By doing so, the Brazilian government has created the possibility that foreign operators might spur additional exploration and development activity that has been dampened by low oil prices and Petrobras' difficulties. Recently, the Brazilian National Petroleum Agency announced that a fourth round of auctions for the pre-salt areas will be held in June 2018. The outcome of this bidding process is viewed positively for growing the participation of international oil companies in the Brazilian offshore sector, which is one of our core markets.
Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for nine foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of December 31, 2017, our 20 active new generation OSVs, eight MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	22
Other U.S. coastlines(1)	6
28
Foreign
Brazil	1
Mexico	1
Other Latin America	2
4
Total Active Vessels(2)	32

(1)	Comprised of two owned vessels and four managed vessels that are currently supporting the military.

(2)	Excluded from this table are 42 OSVs that were stacked as of December 31, 2017.
OSV Newbuild Program #5. Our fifth OSV newbuild program consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of February 7, 2018, we had delivered and placed in service 22 vessels under such newbuild program. Delivery of the two remaining vessels under this 24-vessel domestic newbuild program is expected to occur during the second and third quarters of 2019. With the addition of the two MPSVs, we expect to own ten MPSVs as of December 31, 2019. These MPSV additions result in a projected average MPSV fleet complement of 8.0, 9.0 and 10.0 vessels for the fiscal years 2018, 2019 and 2020, respectively. The aggregate cost of our fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,335.0 million, approximately 95.3% of which has already been incurred. For further information regarding our fifth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.
Operating Costs
Our operating costs are primarily a function of fleet size, areas of operations and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization. As of December 31, 2017, we had 42 stacked vessels. By removing these vessels from our active operating fleet, we have been able to significantly reduce our operating costs, including crew costs. If market conditions worsen, we may elect to stack additional vessels. Our fixed operating costs are now spread over 28 owned and operated vessels and four vessels managed for the U.S. Navy.
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
In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections to ensure compliance with applicable regulations and to maintain certifications for our vessels with the USCG and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically 30 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a disproportionately large number of drydockings in a particular fiscal period, comparability of results may be affected. While we can defer required drydockings of stacked vessels, we will be required to conduct such deferred drydockings prior to such vessels returning to service, which could delay their return to active service.
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
If events or changes in circumstances as set forth above were to indicate that the asset group’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the asset group and its eventual disposition. If the sum of the expected future cash flows was determined to be less than the carrying amount of the vessel, we would be required to reduce the carrying amount to fair value. Examples of events or changes in circumstances that could indicate that the recoverability of the carrying amount of our asset groups should be assessed might include a significant change in regulations such as OPA 90, a significant decrease in the market value of the asset group and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset group.
During the second quarter of 2016, we identified indicators of impairment relating to our vessels. As required by applicable accounting guidance, we calculated the undiscounted cash flows using a probability weighted forecast for each of our asset groups over their respective remaining useful lives. The total of the undiscounted cash flows was greater than the net book values of our asset groups and, therefore, we concluded that we did not have an impairment to our long-lived assets as of June 30, 2016. In the development of the undiscounted cash flows, in addition to the previously discussed considerations above and in light of current market conditions, we estimate the length of time it takes for the market to absorb our stacked vessels and return those vessels to active status. Any significant revisions to this estimate would have the greatest impact in the development of the undiscounted cash flows. If the estimate of the return to active status for our stacked vessels were to be two years longer than our current estimate, the undiscounted cash flows would decrease by approximately 10%, but would still be greater than the respective net book values. See Note 5 to our consolidated financial statements included herein for further discussion. While we have not observed any new impairment indicators since the second quarter of 2016, we have reviewed and updated, as necessary, the assumptions used in determining our undiscounted cash flow projections for each asset group to reflect current and projected market conditions. After reviewing the result of these projections, we have determined that each of our asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of our long-lived assets within such group. We will continue to closely monitor market conditions and potential impairment indicators as long as this market downturn persists.
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
Income Taxes. We follow accounting standards for income taxes that require the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss, or NOL, carryforwards and foreign tax credit, or FTC, carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future prior to their expiration. The Tax Cuts and Jobs Act was signed into law in the U.S. on December 22, 2017. The primary impact of this legislation was a reduction of the corporate statutory income tax rate from 35% to 21% generally effective as of January 1, 2018. The impact of the deferred tax rate and tax law changes are required to be reflected in the period in which the law is enacted. As a result, the Company repriced its net deferred tax liabilities, which resulted in a favorable tax impact of $125.2 million and was recorded as a discrete item during the fourth quarter of 2017. We continue to review our projected operating results related to the realization of these NOL and FTC carryforwards and, during 2017, we recorded a valuation allowance of $33.1 million because we determined that it was more likely than not such NOL and FTC carryforwards may not be utilized prior to their expiration. In addition, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in general and administrative expenses.
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
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our owned new generation OSVs and the average number and size of such vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues. Excluded from the OSV information below is the results of operations for our MPSVs, our shore-base facility, and vessel management services, including the four vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our eight MPSVs.

	Years Ended December 31,
	2017	2016	2015
Offshore Supply Vessels:
Average number of new generation OSVs(1)	62.0	61.9	60.0
Average number of active new generation OSVs(2)	19.2	20.6	42.0
Average new generation OSV fleet capacity (DWT)	220,072	218,854	206,030
Average new generation OSV capacity (DWT)	3,550	3,535	3,436
Average new generation OSV utilization rate(3)	23.1%	25.2%	54.4%
Effective new generation OSV utilization rate(4)	75.2%	75.7%	77.8%
Average new generation OSV dayrate(5)	$20,250	$25,233	$26,278
Effective dayrate(6)	$4,678	$6,359	$14,295

(1)
We owned 62 new generation OSVs as of December 31, 2017. Our average number of new generation OSVs for the year ended December 31, 2017 reflects the deliveries of certain vessels under our fifth OSV newbuild program. Please refer to Our Vessels on page 7 of this Form 10-K for more information about vessel names and placed in-service dates.

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

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016
Summarized financial information for the fiscal years ended December 31, 2017 and 2016, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2017	2016	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$120,114	$151,612	$(31,498)	(20.8)%
Foreign	38,352	38,824	(472)	(1.2)%
	158,466	190,436	(31,970)	(16.8)%
Non-vessel revenues	32,946	33,863	(917)	(2.7)%
	191,412	224,299	(32,887)	(14.7)%
Operating expenses	120,537	131,658	(11,121)	(8.4)%
Depreciation and amortization	111,901	113,556	(1,655)	(1.5)%
General and administrative expenses	47,597	43,358	4,239	9.8%
	280,035	288,572	(8,537)	(3.0)%
Gain (loss) on sale of assets	(121)	54	(175)	>(100.0)%
Operating loss	(88,744)	(64,219)	(24,525)	38.2%
Gain on early extinguishment of debt	(15,478)	—	(15,478)	100.0%
Interest expense	51,364	48,675	2,689	5.5%
Interest income	2,203	1,490	713	47.9%
Income tax benefit	(150,244)	(45,506)	(104,738)	>100.0%
Net income (loss)	$27,421	$(63,846)	$91,267	>(100.0)%

Revenues. Revenues for 2017 decreased by $32.9 million, or 14.7%, to $191.4 million compared to $224.3 million for 2016. Our weighted-average active operating fleet for 2017 was approximately 26.4 vessels compared to 27.0 vessels for 2016.
Vessel revenues decreased $32.0 million, or 16.8%, to $158.5 million for 2017 compared to $190.4 million for 2016. The decrease in vessel revenues primarily resulted from weak market conditions worldwide and the repricing or stacking of six OSVs that concluded long-term contracts at dayrates above current market levels. This decrease in OSV revenues was partially offset by revenues earned from our MPSV fleet which increased $6.2 million, or 13.3%, for 2017 compared to 2016. For 2017, we had an average of 43.6 vessels stacked compared to an average of 41.6 vessels stacked in the prior year. Average new generation OSV dayrates were $20,250 for 2017 compared to $25,233 for 2016, a decrease of $4,983, or 19.7%. Our new generation OSV dayrate includes a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during 2017. Excluding such revenue, average new generation OSV dayrates would have been $18,457. Our new generation OSV utilization was 23.1% for 2017 compared to 25.2% for 2016. This decrease in utilization is primarily due to weak market conditions for high-spec OSVs operating in the GoM and, to a lesser extent, the incremental vessels that were stacked during 2017 compared to 2016. Our new generation fleet of OSVs incurred 191 days of aggregate downtime for regulatory drydockings and certain vessels were stacked for an aggregate of 15,671 days during 2017. Excluding stacked vessel days, our new generation OSV effective utilization was 75.2% and 75.7% during the twelve months ended December 31, 2017 and 2016, respectively. Domestic vessel revenues decreased $31.5 million during 2017 compared to 2016 primarily due to lower dayrates earned by vessels operating in our fleet during the twelve months ended December 31, 2017 and the stacking of vessels since December 2015. Foreign vessel revenues were in-line with the prior year period. Foreign vessel revenues comprised 24.2% of our total vessel revenues for 2017 compared to 20.4% for 2016.
Non-vessel revenues decreased $0.9 million, or 2.7%, to $32.9 million for 2017 compared to $33.9 million for 2016. The decrease in non-vessel revenues is primarily attributable to a decrease in shore-base activity driven by continued weak market conditions during 2017 compared to 2016.

Operating expenses. Operating expenses were $120.5 million, a decrease of $11.1 million, or 8.4%, for 2017 compared to $131.7 million for 2016. Operating expenses were primarily driven lower by vessels that were removed from our active fleet count through our stacking strategy since December 2015, which resulted in a substantial reduction in mariner headcount, mariner pay cuts and reductions in other operating expenses. Aggregate cash operating expenses are projected to be in the range of $130.0 million to $145.0 million for 2018. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $111.9 million was $1.7 million, or 1.5%, lower for 2017 compared to 2016. Depreciation increased by $5.6 million primarily due to the contribution of four vessels that were placed in service under our fifth OSV newbuild program since December 2015. The depreciation increase was offset by a decrease in amortization expense of $7.3 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Amortization expense is expected to decrease further in the near term as the result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expenses. General and administrative expenses of $47.6 million were $4.2 million higher during 2017 compared to 2016. The increase in G&A expense was primarily attributable to $3.8 million of additional bad debt reserves due to an unfavorable ruling in a bankruptcy proceeding related to a receivable from a former customer and, to a lesser extent, higher short-term incentive compensation expense and higher contract services for our on-going liability management activities. These unfavorable variances were partially offset by lower shoreside compensation expense due to workforce reductions that were implemented during fiscal year 2016 and lower long-term incentive compensation expense attributable to a "mark-to-market" adjustment on cash-settled share-based awards to reflect the decline in our stock price during 2017. Our general and administrative expenses are expected to be in the approximate range of $45.0 to $50.0 million for 2018.
Operating Loss. Operating loss increased by $24.5 million to an operating loss of $88.7 million during 2017 compared to 2016 for the reasons discussed above. Operating loss as a percentage of revenues was 46.4% for 2017 compared to an operating loss margin of 28.6% for 2016.
Gain on Early Extinguishment of Debt. On June 15, 2017, we terminated the Old Credit Facility and replaced it with the New Credit Facility. We concurrently arranged for the repurchase of $73.3 million of the 2019 convertible senior notes and $8.1 million of the 2020 senior notes, for an aggregate total of $54.1 million of cash consideration. We recorded a gain on early extinguishment of debt of approximately $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the credit facilities and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
Interest Expense. Interest expense of $51.4 million increased $2.7 million during 2017 compared to 2016 primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance in 2017 under our nearly completed newbuild program. During 2017, we recorded $10.2 million of capitalized construction period interest, or roughly 16.6% of our total interest costs, compared to capitalizing $16.7 million, or roughly 25.5% of our total interest costs, for 2016.
Interest Income. Interest income was $2.2 million for fiscal 2017, which was $0.7 million higher compared to fiscal 2016. Our average cash balance decreased to $176.2 million for 2017 compared to $237.5 million for 2016. The average interest rate earned on our invested cash balances was approximately 1.0% and 0.6% during fiscal years 2017 and 2016, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the repurchase of a portion of our 2019 convertible senior notes and 2020 senior notes during 2017, cash outflows associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2017 compared to 2016.
Income Tax Benefit. Our effective benefit rate was 122.3% and 41.6% for 2017 and 2016, respectively. Our income tax benefit for fiscal 2017 was favorably impacted by U.S. tax reform legislation that was enacted in December 2017. As a result, we repriced our deferred tax liabilities from 36.0% to 22.5% resulting in a benefit of $125.2 million. Such benefits were reduced primarily by tax expense related to credits that may not be utilized prior to their expiration. Excluding these one-time tax items from our 2017 results, our tax benefit rate would have been 32.7%. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. We anticipate our tax benefit rate for fiscal 2018 will be approximately 20% to 22%.
Net Income (Loss). Operating performance increased year-over-year by $91.3 million for reported net income of $27.4 million for 2017 compared to a net loss of $(63.8) million for 2016. This increase in net income for 2017 was primarily driven by the impact of the tax reform enacted in December 2017 discussed above, partially offset by lower revenues due to weak market conditions discussed above and the reduction of active vessels in our operating fleet.

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

Revenues. Revenues for 2016 decreased by $251.8 million, or 52.9%, to $224.3 million compared to $476.1 million for 2015. Our weighted-average active operating fleet for 2016 was approximately 27.0 vessels compared to 47.7 vessels for 2015.
Vessel revenues decreased $255.9 million, or 57.3%, to $190.4 million for 2016 compared to $446.4 million for 2015. The decrease in vessel revenues primarily resulted from weak market conditions in the GoM, which led to our decision to stack new generation OSVs on various dates during fiscal 2016 and fiscal 2015. For 2016, we had an average of 41.3 OSVs stacked compared to 18.0 OSVs stacked in the prior year. This decrease in vessel revenues was partially offset by $12.7 million in revenues earned from the full or partial-period contribution of eight vessels that were placed in service under our fifth OSV newbuild program since December 2014. Revenue from our MPSV fleet decreased $88.2 million, or 65.5%, for 2016 compared to 2015. Average new generation OSV dayrates were $25,233 for 2016 compared to $26,278 for 2015, a decrease of $1,045, or 4.0%. Our new generation OSV utilization was 25.2% for 2016 compared to 54.4% for 2015. This decrease in utilization is primarily due to weak spot market conditions for our high-spec OSVs operating in the GoM and the incremental vessels that were stacked during 2016 compared to 2015. Our new generation OSVs incurred 169 days of aggregate downtime for regulatory drydockings and certain vessels were stacked for an aggregate of 15,111 days during 2016. Excluding stacked vessel days, our new generation OSV effective utilization was 75.7% and 77.8% during the twelve months ended December 31, 2016 and 2015, respectively. Domestic vessel revenues decreased $147.0 million during 2016 compared to 2015 primarily due to lower effective dayrates earned by vessels operating in our fleet during the twelve months ended December 31, 2016 and the stacking of vessels since December 2014. Foreign vessel revenues decreased by $109.0 million primarily due to an average of 11 OSVs and one MPSV that relocated to the GoM from foreign regions or have been stacked on various dates since 2014. Foreign vessel revenues comprised 20.4% of our total vessel revenues for 2016 compared to 33.1% for 2015.
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
General and Administrative Expenses. General and administrative expenses of $43.4 million were $4.9 million lower during 2016 compared to 2015. The decrease in G&A expense was primarily due to lower shoreside compensation expense. Shoreside compensation expense was lower due to workforce reductions that were implemented in late 2015 and during 2016, as well as lower short-term incentive compensation expense.
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
Interest Expense. Interest expense of $48.7 million increased $9.2 million during 2016 compared to 2015 primarily due to capitalizing a lower percentage of interest compared to the prior-year period driven by a lower average construction work-in-progress balance under our newbuild program in 2016. During 2016, we recorded $16.7 million of capitalized construction period interest, or roughly 25.5% of our total interest costs, compared to capitalizing $24.7 million, or roughly 38.5% of our total interest costs, for 2015.
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

Liquidity and Capital Resources
On June 15, 2017, we terminated our Old Credit Facility and replaced it with a New Credit Facility. The New Credit Facility is guaranteed by our significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower. The six-year term of the New Credit Facility extended the February 2020 maturity that was applicable under the Old Credit Facility to June 2023.
The New Credit Facility enhanced our financial flexibility by (i) increasing liquidity from the then-applicable borrowing base of $75 million under the Old Credit Facility, (ii) extending the maturity date that existed under the Old Credit Facility by over three years, and (iii) eliminating all of the existing financial ratio maintenance covenants and the anti-cash hoarding provision of the Old Credit Facility. The New Credit Facility contains customary representations and warranties, covenants and events of default. See Note 6 for further discussion of the New Credit Facility.
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for 2018.
We have reviewed all of our debt agreements, including the New Credit Facility, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the long-term viability of our business model upon improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices resulting in lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand and remaining undrawn availability under the New Credit Facility should be sufficient to fund our operations and commitments through at least December 31, 2019. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The New Credit Facility was the first step in addressing the maturities of our unsecured notes. Refinancing in the current climate is not likely to be achievable on terms that are in-line with our historic cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.
As of December 31, 2017, we had total liquidity (cash and credit availability) of $323.5 million, comprised of $186.8 million of cash and $136.7 million of availability under the New Credit Facility. As of February 7, 2018, we are in compliance with all applicable covenants under our New Credit Facility.
We may, subject to market conditions and our other strategic options, from time to time amend, extinguish or repurchase part or all of our outstanding debt securities or exchange them for other debt or equity securities or loans. While we have an authorized share repurchase program, we currently intend, subject to market conditions, to prioritize our cash usage appropriate to the current market cycle, our longer term commitments and our strategic objectives.
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

Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities were $(14.7) million in 2017, $53.5 million in 2016, and $217.1 million in 2015. Operating cash flows in 2017 were unfavorably affected by weak market conditions for our vessels operating worldwide. Operating cash flows in 2016 were unfavorably affected by weak market conditions for our vessels operating worldwide, which led to a decline in our weighted-average active operating fleet from 48 to 27 vessels. Operating cash flows in 2015 were favorably impacted by a reduction in outstanding accounts receivable balances combined with lower cash outflows for regulatory drydocking expenses compared to the prior year, partially offset by lower cash inflows from weak market conditions. Cash flows from operations for 2015 reflect full or partial-period contributions from 14 vessels that were placed in service under our fifth OSV newbuild program on various dates during 2014 and 2015.
Investing Activities. Net cash used in investing activities was $21.3 million in 2017, $97.0 million in 2016, and $141.3 million in 2015. Cash used in 2017 and 2016 consisted mainly of construction costs incurred for our fifth OSV newbuild program. Cash used in 2015 consisted of construction costs incurred for our fifth OSV newbuild program partially offset by $152.0 million in aggregate proceeds from the sale of four 250EDF class OSVs to the U.S. Navy. The proceeds from the asset sale have been reinvested in the construction of vessels under our fifth OSV newbuild program.
Financing Activities. Net cash provided by (used in) financing activities was $6.2 million in 2017, $(0.3) million in 2016, and $(0.2) million in 2015. Net cash provided by financing activities in 2017 resulted from net proceeds from our New Credit Facility partially offset by repurchases of our 2019 convertible senior notes and our 2020 senior notes. Net cash used in financing activities for 2016 resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive plans, partially offset by deferred financing costs related to the amendments of our Old Credit Facility. Net cash used in financing activities for 2015 resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive plans, partially offset by deferred financing costs related to the amendment and extension of our Old Credit Facility.
Commitments and Contractual Obligations
The following table and notes set forth our aggregate contractual obligations as of December 31, 2017 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Vessel construction commitments(1)	$62,281	$18,343	$43,938	$—	$—
5.000% senior notes due 2021(2)	450,000	—	—	450,000	—
5.875% senior notes due 2020(3)	366,942	—	366,942	—	—
1.500% convertible senior notes due 2019(4)	99,647	—	99,647	—	—
First-lien credit facility (5)	177,560	—	—	—	177,560
Interest payments(6)	209,468	57,858	103,443	35,861	12,306
Operating leases(7)	34,090	2,959	4,898	5,050	21,183
Total	$1,399,988	$79,160	$618,868	$490,911	$211,049

(1)
Vessel construction commitments reflect contractual milestone payments for our fifth OSV newbuild program. The total project costs for the currently contracted 24-vessel program are expected to be $1,335,000, excluding capitalized construction period interest. From the inception of this program through December 31, 2017, we have incurred $1,272,700, or 95.3%, of total expected project costs.

(2)	Our 2021 senior notes, with a fixed interest rate of 5.000% per year, mature on March 1, 2021 and currently include $3,142 of deferred financing costs.

(3)	Our 2020 senior notes, with a fixed interest rate of 5.875% per year, mature on April 1, 2020 and currently include $2,061 of deferred financing costs.

(4)
Our 2019 convertible senior notes, with a fixed interest rate of 1.500% per year, mature on September 1, 2019 and currently include $6,634 of non-cash original issue discount and $1,486 of deferred financing costs. Holders of the convertible senior notes may require that such notes be repurchased at their option pursuant to certain types of corporate transactions described in Note 6 of our consolidated financial statements included herein. The debt maturity reflected in the table above assumes that the holders of our convertible senior notes do not require that such notes be repurchased prior to their maturity in September 2019.

(5)	Our first-lien credit facility matures on June 15, 2023 and currently includes $1,228 of non-cash original issue discount, $3,445 of deferred financing costs and $18,911 of deferred gain.

(6)
Interest payments relate to our 2021 senior notes due March 1, 2021, our 2020 senior notes due April 1, 2020 and our 2019 convertible senior notes with semi-annual interest payments of $11,250 payable March 1 and September 1, $10,779 payable April 1 and October 1, and $747 payable March 1 and September 1, respectively. Also, the interest rate on our New Credit Facility is variable based on our election and the interest payments reflected in this table is based on the outstanding amount as of December 31, 2017 using the applicable 30-day LIBOR that was in effect on such date. Non-cash interest expense has been excluded from the table above.

(7)
Included in operating leases are commitments for a shore-base port facility, office space, and office equipment. See “Item 2—Properties” for additional information regarding our leased office space and other facilities.

Debt
As of December 31, 2017, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $2,061 (1)	$364,881	6.08%	$10,779	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $3,142 (1)	446,858	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $6,634 and deferred financing costs of $1,486	91,527	6.23%	747	March 1 and September 1
First-lien credit facility due 2023, plus deferred gain of $18,911, net of original issue discount of $1,228 and deferred financing costs of $3,445 (2)	177,560	7.53%	1,025	Variable
	$1,080,826

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien credit facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on December 31, 2017. Please see Note 6 for further discussion of the variable interest rate included within the first-lien credit facility.

The credit agreement governing the New Credit Facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the year ended December 31, 2017, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to our first-lien lenders our compliance with all applicable covenants on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments
The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the year ended December 31, 2017 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Year Ended December 31, 2017	Incurred Since Inception	Estimated Program Totals(1)	Actual/Projected Delivery Dates(1)
Growth Capital Expenditures:
OSV Newbuild Program #5(2)	$8.7	$1,272.7	$1,335.0	2Q2013-3Q2019

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of February 7, 2018, we had placed 22 vessels in service under such program. The remaining two vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service in the second and third quarters of 2019. Please refer to Our Vessels on page 7 of this Form 10-K for more information about vessel names and placed-in-service dates.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the years ended December 31, 2017, 2016, and 2015, and a forecast for the fiscal year ending December 31, 2018 (in millions):

	Year Ended December 31,
	2018	2017	2016	2015
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$14.2	$8.1	$4.0	$13.3
Other vessel capital improvements(2)	5.2	0.9	5.3	14.7
	19.4	9.0	9.3	28.0
Other Capital Expenditures
Commercial-related vessel improvements(3)	1.2	0.8	15.4	72.1
Miscellaneous non-vessel additions(4)	0.3	1.5	0.6	16.5
	1.5	2.3	16.0	88.6
Total:	$20.9	$11.3	$25.3	$116.6

(1)	Deferred drydocking charges for 2018 include the projected recertification costs for 11 OSVs and two MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in August 2012. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 25% change from our closing share price of $3.11 to $3.89 as of December 31, 2017 would not have had an impact on such warrant transactions because the strike price of the warrants associated with the convertible notes is $68.53.
Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2017 would have had no material impact on such investments or interest income.
We are subject to interest rate risk under our New Credit Facility. As a result, a one percentage point change in LIBOR interest rate on the December 31, 2017 outstanding balance would change our annual interest expense by approximately $1.6 million.
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
We estimate the fair value of our 2020 senior notes, 2021 senior notes and 2019 convertible senior notes, all of which are publicly traded, and the New Credit Facility by using quoted market prices. The face value, carrying value and fair value of our total debt was $1,079.9 million, $1,080.8 million and $718.0 million, respectively, as of December 31, 2017.
We have operations in international markets, which include two of our primary geographic regions of Brazil and Mexico. As of December 31, 2017, we had time charters for four of our vessels working in foreign markets. Although most of our time charter contracts are denominated U.S. Dollars, we do collect time charter payments and value added tax, or VAT, payments in local currencies for one vessel, which creates an exchange risk related to currency fluctuations. We also frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material. However, should we further expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation.
Item 8—Financial Statements and Supplementary Data
The financial statements and supplementary information required by this Item appear on pages F-1 through F-41 of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.
There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Hornbeck Offshore Services, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hornbeck Offshore Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016 and consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 28, 2018

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
“PEMEX” means Petroleos Mexicanos;
“Petrobras” means Petroleo Brasileiro S.A.;
“public company OSV peer group” means SEACOR Marine Holdings Inc. (NYSE:SMHI), GulfMark Offshore, Inc. (NYSE:GLF), Tidewater Inc. (NYSE:TDW), Solstad Offshore (NO:SOFF), DOF ASA (NO:DOF), Siem Offshore (NO:SIOFF), Groupe Bourbon SA (GBB:FP), Havila Shipping ASA (NO:HAVI) and/or Eidesvik Offshore (NO:EIOF);
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
PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference herein from the Company’s definitive 2018 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.
Item 11—Executive Compensation
The information required under this item is incorporated by reference herein from the Company’s definitive 2018 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference herein from the Company’s definitive 2018 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference herein from the Company’s definitive 2018 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.
Item 14—Principal Accounting Fees and Services
The information required under this item is incorporated by reference herein from the Company’s definitive 2018 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) The following items are filed as part of this report:
1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-41 of this report. The Index to Consolidated Financial Statements appears on page F-1.
2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
3. Exhibits. The Exhibit Index is shown on page E-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Hornbeck Offshore Services, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
New Orleans, Louisiana
February 28, 2018

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$186,849	$217,027
Accounts receivable, net of allowance for doubtful accounts of $6,054 and $2,120, respectively	44,702	36,550
Other current assets	16,890	16,978
Total current assets	248,441	270,555
Property, plant and equipment, net	2,501,013	2,578,388
Deferred charges, net	12,812	19,077
Other assets	6,612	10,255
Total assets	$2,768,878	$2,878,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,196	$11,774
Accrued interest	14,734	14,763
Accrued payroll and benefits	9,475	8,596
Other accrued liabilities	8,457	10,010
Total current liabilities	48,862	45,143
Long-term debt, including deferred gain of $18,911 and $0, and net of original issue discount of $7,862 and $31,093 and deferred financing costs of $10,134 and $10,197, respectively	1,080,826	1,083,710
Deferred tax liabilities, net	197,465	343,020
Other liabilities	3,801	3,406
Total liabilities	1,330,954	1,475,279
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,144 and 36,467 shares issued and outstanding, respectively	371	365
Additional paid-in capital	760,278	754,394
Retained earnings	668,598	637,992
Accumulated other comprehensive income	8,677	10,245
Total stockholders’ equity	1,437,924	1,402,996
Total liabilities and stockholders’ equity	$2,768,878	$2,878,275

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Vessel revenues	$158,466	$190,436	$446,382
Non-vessel revenues	32,946	33,863	29,688
	191,412	224,299	476,070
Costs and expenses:
Operating expenses	120,537	131,658	219,260
Depreciation	98,733	93,071	82,566
Amortization	13,168	20,485	26,463
General and administrative expenses	47,597	43,358	48,297
	280,035	288,572	376,586
Gain (loss) on sale of assets	(121)	54	44,060
Operating income (loss)	(88,744)	(64,219)	143,544
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—
Interest income	2,203	1,490	1,525
Interest expense	(51,364)	(48,675)	(39,496)
Other income (expense), net	(396)	2,052	1,005
	(34,079)	(45,133)	(36,966)
Income (loss) before income taxes	(122,823)	(109,352)	106,578
Income tax expense (benefit)	(150,244)	(45,506)	39,757
Net income (loss)	$27,421	$(63,846)	$66,821
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.74	$(1.76)	$1.87
Diluted earnings (loss) per common share	$0.73	$(1.76)	$1.84
Weighted average basic shares outstanding	36,858	36,248	35,755
Weighted average diluted shares outstanding	37,664	36,248	36,302

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$27,421	$(63,846)	$66,821
Other comprehensive income:
Foreign currency translation income (loss), net	(1,568)	14,321	(3,174)
Total comprehensive income (loss)	$25,853	$(49,525)	$63,647

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2015	35,557	$356	$736,294	$635,017	$(902)	$1,370,765
Tax shortfall from sharebased payments	—	—	(572)	—	—	(572)
Shares issued under employee benefit programs	428	4	1,855	—	—	1,859
Stock-based compensation expense	—	—	10,464	—	—	10,464
Net income	—	—	—	66,821	—	66,821
Foreign currency translation loss	—	—	—	—	(3,174)	(3,174)
Balance at December 31, 2015	35,985	$360	$748,041	$701,838	$(4,076)	$1,446,163
Tax shortfall from sharebased payments	—	—	(1,863)	—	—	(1,863)
Shares issued under employee benefit programs	482	5	844	—	—	849
Stock-based compensation expense	—	—	7,372	—	—	7,372
Net loss	—	—	—	(63,846)	—	(63,846)
Foreign currency translation income	—	—	—	—	14,321	14,321
Balance at December 31, 2016	36,467	$365	$754,394	$637,992	$10,245	$1,402,996
Impact of the adpotion of ASU 2016-09	—	—	—	3,185	—	3,185
Shares issued under employee benefit programs	677	6	(97)	—	—	(91)
Stock-based compensation expense	—	—	5,981	—	—	5,981
Net income	—	—	—	27,421	—	27,421
Foreign currency translation loss	—	—	—	—	(1,568)	(1,568)
Balance at December 31, 2017	37,144	$371	$760,278	$668,598	$8,677	$1,437,924

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations	$27,421	$(63,846)	$66,821
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities:
Depreciation	98,733	93,071	82,566
Amortization	13,168	20,485	26,463
Stock-based compensation expense	6,999	9,983	10,293
Gain on early extinguishment of debt	(15,478)	—	—
Provision for bad debts	3,934	(757)	(816)
Deferred tax expense (benefit)	(141,525)	(45,958)	34,086
Amortization of deferred financing costs	8,119	11,371	9,675
(Gain) loss on sale of assets	121	(54)	(44,060)
Changes in operating assets and liabilities:
Accounts receivable	(8,525)	58,322	39,743
Other current and long-term assets	2,106	(2,272)	8,472
Deferred drydocking charges	(8,063)	(3,978)	(13,267)
Accounts payable	9,405	(10,901)	(10,486)
Accrued liabilities and other liabilities	(11,044)	(11,935)	7,700
Accrued interest	(29)	(31)	(95)
Net cash provided by (used in) operating activities	(14,658)	53,500	217,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	(18,104)	(76,277)	(190,070)
Net proceeds from sale of assets	43	524	152,000
Vessel capital expenditures	(1,687)	(20,689)	(86,792)
Non-vessel capital expenditures	(1,552)	(569)	(16,487)
Net cash used in investing activities	(21,300)	(97,011)	(141,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien credit facility	66,640	—	—
Repurchase of senior notes	(5,057)	—	—
Repurchase of convertible notes	(49,631)	—	—
Deferred financing costs	(5,636)	(1,102)	(2,089)
Shares withheld for payment of employee withholding taxes	(575)	(450)	(1,252)
Net cash proceeds from other shares issued	485	1,300	3,112
Net cash provided by (used in) financing activities	6,226	(252)	(229)
Effects of exchange rate changes on cash	(446)	989	(839)
Net increase (decrease) in cash and cash equivalents	(30,178)	(42,774)	74,678
Cash and cash equivalents at beginning of period	217,027	259,801	185,123
Cash and cash equivalents at end of period	$186,849	$217,027	$259,801
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$52,194	$50,152	$50,492
Cash paid for (refunds of) income taxes	$(9,042)	$3,732	$4,808
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loan	$127,096	$—	$—

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
Revenue, including lessor accounting
Commencing January 1, 2018, the Company's revenues will be classified into three general categories - time charters, vessel management services and shore-base services. For its vessel time charters, the Company will either recognize (i) operating lease revenue as a lessor in accordance with ASC 842 "Leases" or (ii) service revenue in accordance with ASC 606 "Revenue with Contracts with Customers" when its charter agreements do not contain a lease, based on the daily rate of hire. Revenue recognition commences when the vessel is made available to a customer and is earned on a daily basis during the contract period (or lease period) of the specific vessel. Revenues related to the Company’s vessel management services and shore-base services will be recognized under ASC 606. The Company’s revenue recognition policies are not materially impacted by the adoption of these standards as neither the amount nor timing of the revenue to be recognized is substantially changed by the new standards. Accordingly, the Company will not be required to record a transition adjustment for revenue as a result of adoption. However, the Company’s classification of revenue and disclosures will be expanded.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated useful lives by classification are as follows:

Offshore supply vessels	25 years
Multi-purpose support vessels	25 years
Non-vessel related property, plant and equipment	3-28 years
See “Considerations Regarding Impairment of Long-Lived Assets” below for more information.
Lessee accounting
The Company currently accounts for operating leases under ASC 840, recognizing lease expense ratably over the term of the arrangement. Under ASC 842, the Company will be required to measure and record a right-of-use asset and corresponding lease liability on its balance sheet using the present value of the future payments under its operating lease commitments. The estimated impact of the adoption of this ASC as of January 1, 2018, will be an increase to assets and liabilities on the Company's financial statements to reflect the right of use assets and lease obligations in a range from $27.0 million to $30.0 million. The adoption of the new standard is not expected to result in a change in the amount of lease expense currently being recognized.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes. Interest and penalties relating to uncertain tax positions are recorded as general and administrative expenses. In addition, the Company provides a valuation allowance for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize the benefit or the future deductibility is uncertain. As of December 31, 2017, the Company determined it is more likely than not that a portion of deferred tax assets may not be utilized prior to their expiration and therefore has established a valuation allowance of $33.1 million.
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
The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2017	2016	2015
Balance, beginning of year	$2,120	$2,877	$3,693
Changes to provision	3,934	(757)	(816)
Balance, end of year	$6,054	$2,120	$2,877

Foreign Currency Transaction Gains and Losses
Foreign currency transaction gains and losses are recorded in the period incurred except for advances to and investments in foreign subsidiaries.  Foreign currency gains and losses related to advances to or investments in foreign operations are accounted for as a foreign currency translation adjustment and recorded as other comprehensive income. Foreign currency transaction adjustments for fiscal years 2017, 2016 and 2015 were not material to the financial statements. The balance in accumulated other comprehensive income as of December 31, 2017 relates primarily to the Company’s long term investments in its foreign subsidiaries.
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
During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purposes of calculating the undiscounted cash flows, the Company groups its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recover the remaining book value of the Company's long-lived assets within such group. While the Company has not observed any new impairment indicators since 2016, the Company has reviewed and updated, as necessary, the assumptions used in determining its undiscounted cash flow projections for each asset group to reflect current market conditions. After reviewing the result of the updated projections, as part of its 2017 close, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such groupings.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company's financial statements:

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
		January 1, 2019	The Company has elected to early adopt this ASU effective January 1, 2018. See further discussion below.

ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606)
This standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application.
January 1, 2018
This ASU will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the modified retrospective or cumulative effect transition method. The Company will adopt the standard under the modified retrospective method. Based on the Company's review of its revenue-related contracts, it has not identified any amounts that will need to be recorded as an adjustment to opening retained earnings on January 1, 2018.

ASC 842, Leases

ASC 842 was released in February 2016 to increase transparency and comparability among organizations by recognizing all leases on the balance sheet and disclosing key information about leasing arrangements. The main difference between current accounting standards and ASC 842 is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current accounting standards. The effective date of the new standard is January 1, 2019, however, the Company will elect to early adopt the standard effective January 1, 2018. The Company will adopt the standard using the modified retrospective method.

In February 2018, the FASB proposed two practical expedients in regard to the new leases standard:

•
The first relates to a proposed transition option which will allow companies to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption and will allow the Company to continue to apply the legacy guidance, ASC 840 Leases, including its disclosure requirements, for comparative periods presented, and

•
The second proposed practical expedient would provide lessors with an option to combine lease and non-lease components contained within the same agreement when certain criteria are met. The existing terms of the Company's time charter agreements will meet these criteria.

The Company plans to adopt the new leases standard utilizing both of the proposed practical expedients, which it expects to be finalized by the FASB prior to the release of its first quarter 2018 financial statements. However, if the FASB does not incorporate this guidance into the accounting standards, the Company may be required to modify its disclosures

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and/or classification of its time charter revenues. The Company does not expect there to be a material difference in either the amount or timing of how time charter revenue is expected to be recorded using the practical expedients.
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

	Year Ended December 31,
	2017	2016	2015
Net Income (loss) (1)	$27,421	$(63,846)	$66,821
Weighted average number of shares of common stock outstanding	36,858	36,248	35,755
Add: Net effect of dilutive stock options and unvested restricted stock (2)(3)(4)	806	—	547
Weighted average number of dilutive shares of common stock outstanding	37,664	36,248	36,302
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.74	$(1.76)	$1.87
Diluted earnings (loss) per common share	$0.73	$(1.76)	$1.84

(1)
The Company's net income for 2017 was favorably impacted by U.S. tax reform legislation that was enacted in December 2017. As a result of tax reform, the Company recorded a benefit of $125,225 related to the repricing of its deferred tax liabilities. Such benefits were reduced primarily by tax expense related to credits that may not be utilized prior to their expiration. Excluding these one-time tax items from the Company's December 31, 2017 results, its net loss would have been $(82,687) or $(2.24) per diluted share for the year ended December 31, 2017. See Note 9 for further information.

(2)
The Company had 185 anti-dilutive stock options for the year ended December 31, 2017. Due to a net loss for 2016, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 975 shares of common stock for the year ended December 31, 2016. The Company had 322 anti-dilutive stock options for the year ended December 31, 2015. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(3)
For the years ended December 31, 2017, 2016 and 2015, the 2019 convertible senior notes issued in August 2012 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation. See Note 6 for further information.

(4)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 8 for further information regarding certain of the Company’s restricted stock unit awards.

4. Defined Contribution Plan
The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. In response to weak market conditions, the Company temporarily ceased matching contributions to the 401(k) plan and has not matched any contributions subsequent to December 31, 2014.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Offshore supply vessels and multi-purpose support vessels	$2,825,639	$2,825,389
Non-vessel related property, plant and equipment	132,509	132,320
Less: Accumulated depreciation	(637,607)	(539,561)
	2,320,541	2,418,148
Construction in progress	180,472	160,240
	$2,501,013	$2,578,388
In November 2011, the Company commenced, and later expanded, its fifth OSV newbuild program. This program consisted of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MSPVs. As of December 31, 2017, the Company had placed in service 22 vessels under this newbuild program. The remaining two vessels are expected to be delivered in 2019. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,335.0 million. From the inception of this program through December 31, 2017, the Company has incurred $1,272.7 million, or 95.3%, of total expected project costs.

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

6. Long-Term Debt
As of the dates indicated below, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2017	2016
5.875% senior notes due 2020, net of deferred financing costs of $2,061 and $3,025	$364,881	$371,975
5.000% senior notes due 2021, net of deferred financing costs of $3,142 and $4,111	446,858	445,889
1.500% convertible senior notes due 2019, net of original issue discount of $6,634 and $31,093 and deferred financing costs of $1,486 and $3,061	91,527	265,846
First-lien credit facility due 2023, including deferred gain of $18,911, and net of original discount of $1,228, and deferred financing costs of $3,445	177,560	—
	$1,080,826	$1,083,710

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$10,779	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	747	March 1 and September 1
First-lien credit facility due 2023 (1)	1,025	Variable

(1) The interest rate on the first-lien credit facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on December 31, 2017. Please see further discussion of the variable interest rate below.
Annual maturities of debt, excluding the potential effects of conditions discussed in Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2018	$—
2019	99,647
2020	366,942
2021	450,000
2022	—
Thereafter	163,322
$1,079,911
First-Lien Credit Facility
On June 15, 2017, the Company closed on a new $300 million first-lien delayed-draw term loan credit facility by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, or HOS, as Co-Borrower, certain holders of the Company’s then outstanding notes, or the Initial Lenders, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent for the lenders, or the New Credit Facility. The Company concurrently terminated its then-existing $200 million senior secured revolving credit facility, dated February 6, 2015 as subsequently amended, or the Old Credit Facility. The New Credit Facility is guaranteed by the Company’s significant domestic subsidiaries other than HOS. The six-year term of the New Credit Facility extended the February 2020 maturity that was applicable under the Old Credit Facility to June 2023.
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
As required by the New Credit Facility, the Company drew $67.0 million on December 29, 2017. The Company is required to draw on a cumulative basis (i) at least $136.0 million of the delayed-draw commitments under the New Credit Facility by December 31, 2018, and (ii) the full amount of the maximum $204.7 million by September 1, 2019. The right to borrow any amount of the delayed-draw commitments not drawn by the respective minimum funding dates will be terminated.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
2020 Senior Notes
On March 2, 2012, the Company issued $375.0 million in aggregate principal amount of 2020 senior notes, governed by an indenture, or the 2012 indenture. The net proceeds to the Company from the offering were approximately $367.4 million, net of transaction costs. The Company used $259.9 million of such proceeds on March 16, 2012 to repurchase approximately 84% of its outstanding 2014 senior notes pursuant to its tender offer for such notes. The Company used $49.5 million of proceeds on April 30, 2012 to redeem the remaining 16% of the outstanding 2014 senior

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes. The repurchase and redemption of the 2014 senior notes resulted in a loss on early extinguishment of debt of approximately $6.0 million in 2012. The remaining proceeds were used for general corporate purposes, including the construction of vessels under the Company's fifth OSV newbuild program. The 2020 senior notes mature on April 1, 2020 and the effective interest rate is 6.08%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2020 senior notes issued in March 2012 that were initially sold pursuant to a private placement were exchanged by the holders for 2020 senior notes with substantially the same terms, except that the issuance of the 2020 senior notes in the exchange offer was registered under the Securities Act. The original 2020 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2012 indenture. Concurrently with the closing of the New Credit Facility, the Company arranged for the repurchase of $8.1 million of its outstanding 2020 senior notes. See Convertible Note and Senior Note Repurchases above for further discussion of such note repurchases.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concurrently with the closing of the New Credit Facility, the Company entered into a debt-for-debt exchange for $127.1 million in face value of its 2019 convertible notes and arranged for the repurchase of $73.3 million in additional face value of its outstanding 2019 convertible senior notes. See Convertible Note and Senior Note Repurchases above for further discussion of such note exchange and repurchases.
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
The 2019 convertible senior notes, the 2020 senior notes and the 2021 senior notes are guaranteed by certain of the Company’s subsidiaries and the guarantees are full and unconditional, joint and several. See Note 15 for further information.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Old Credit Facility

On June 15, 2017, the Company terminated its then-existing $200.0 million senior secured revolving credit facility dated February 6, 2015 as subsequently amended, or the Old Credit Facility. This facility generally provided standby liquidity for working capital and general corporate purposes, including acquisitions, newbuild and conversion programs and other capital expenditures. Based on the Company's results for the then-trailing four quarters, including the first quarter of 2017, the Company had designated the interest coverage holiday permitted by the Old Credit Facility to commence, effective April 27, 2017, for the four-quarter period ending December 31, 2017, unless rescinded sooner. This designation capped the borrowing base at $75.0 million during the period of the holiday and the LIBOR spreads for funded borrowings were increased by an additional 50 basis points during and after the holiday. Unused commitment fees were payable quarterly at the annual rate of 50.0 basis points of the unused portion of the $200.0 million borrowing base of the revolving credit facility based on the defined total debt-to capitalization ratio. The reduced borrowing base, as a result of the interest coverage holiday, did not affect the calculation of these unused commitment fees. The remaining covenants within the revolving credit facility remained in effect during the interest coverage holiday.
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

	December 31, 2017			December 31, 2016
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$366,942	$364,881	$244,714	$375,000	$371,975	$270,938
5.000% senior notes due 2021	450,000	446,858	236,250	450,000	445,889	301,343
1.500% convertible senior notes due 2019	99,647	91,527	74,486	300,000	265,846	216,195
First-lien credit facility due 2023 (1)	163,322	177,560	162,505	—	—	—
	$1,079,911	$1,080,826	$717,955	$1,125,000	$1,083,710	$788,476

(1)	The carrying value of the first-lien credit facility due 2023 includes a deferred gain of $18,911 less original issue discount and deferred financing costs of $4,673.
Capitalized Interest
Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $10.2 million, $16.7 million, and $24.7 million, for the years ended December 31, 2017, 2016, and 2015, respectively.
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

8. Stock-Based Compensation
Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to officers, other employees and directors. As of December 31, 2017, there were 67,286 shares available for future issuance to employees under the incentive compensation plan. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.
The financial impact of stock-based compensation expense related to the Company’s incentive compensation plan on its operating results are reflected in the table below (in thousands, except for per share data):

	Year Ended December 31,
	2017	2016	2015
Income before taxes	$6,999	$9,983	$10,293
Net income	$4,712	$5,829	$6,454
Earnings per common share:
Basic	$0.13	$0.16	$0.18
Diluted	$0.13	$0.16	$0.18
The Company adopted ASU No. 2016-09 on January 1, 2017. The adoption of this ASU had the following impact on its consolidated financial statements. The Company recorded a $3.2 million adjustment to equity to recognize the cumulative effect of unrecorded excess tax deductions related to stock-based compensation expense from prior years. The prior-period presentation has not been restated. Upon adoption, the Company recorded $1.9 million of tax shortfall in its provision for income taxes for the year ended December 31, 2017, rather than as a decrease to equity. The Company did not restate prior-period presentation. The Company recorded $0.6 million related to employee withholding taxes paid as a financing activity in the twelve months ended December 31, 2017. The statement of cash flows was restated to reflect $0.5 million and $1.3 million related to employee taxes paid for the years ended December 31, 2016 and 2015, respectively. There was no impact on the calculation of earnings per share as all outstanding stock options were anti-dilutive at December 31, 2017. In addition, the Company has elected to continue estimating the forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
Prior to the adoption of ASU 2016-09, the accounting rules required the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded the impact on cash flows from operating activities for tax shortfalls of approximately $1.9 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively. Net cash proceeds from the exercise of stock options were $0.0 million, $0.0 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The income tax benefit from stock option exercises and restricted stock vesting was $1.9 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s stock option activity for the year ended December 31, 2017 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	185	$24.86	4.1	$—
Grants	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	n/a	n/a
Options outstanding at December 31, 2017	185	$24.86	3.1	$—
Exercisable options outstanding at December 31, 2017	185	$24.86	3.1	$—
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
Restricted Stock
Equity-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either performance-based or time-based vesting provisions. The Company has granted performance-based restricted stock unit awards, which calculates the shares to be received based on the Company’s achievement of certain internal performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. Performance for these types of awards has historically been measured by a number of factors that may differ from year to year, including such examples as the Company achieving a targeted return on invested capital, operating profit margin compared to peers, and safety record. The actual number of shares that could be received by the award recipients for the years in question can range from 0% to 150% of the Company’s base share awards depending on the number and/or

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extent of performance goals attained by the Company. Compensation expense related to performance-based restricted stock unit awards is recognized over the period the restrictions lapse, from one to three years, based on the market price of the Company's stock on the date of grant applied to the shares that are expected to vest. The compensation expense related to time-based restricted stock unit awards, which is amortized over a one to three-year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2017, the Company had unamortized stock-based compensation expense of $2.5 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.2 years. In addition, the Company has recorded approximately $5.8 million, $6.8 million and $9.3 million of compensation expense during the years ended December 31, 2017, 2016 and 2015, respectively, associated with restricted stock-based unit awards.
The following table summarizes the equity-settled restricted stock unit awards activity during the year ended December 31, 2017 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock unit awards:
Restricted stock unit awards as of January 1, 2017	820	$17.72
Granted during the period	615	5.57
Change in estimated payout of performance unit awards(1)	20	21.84
Cancellations during the period	—	—
Vested	(587)	15.39
Outstanding, as of December 31, 2017	868	$10.76

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

Cash-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units with cash-settled vesting provisions. The compensation expense related to cash-settled restricted stock unit awards is amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled restricted stock units are re-measured quarterly based on the period-end market price of the Company's common stock and are classified as a liability, due to the settlement of these awards in cash. As of December 31, 2017, the Company had unamortized cash-settled restricted stock compensation expense of $3.0 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.6 years. In addition, the Company recorded approximately $0.9 million, $2.6 million, and $(0.2) million of compensation expense during the years ended December 31, 2017, 2016 and 2015, respectively, associated with cash-settled restricted stock unit awards.
The following table summarizes the cash-settled restricted stock unit awards activity during the year ended December 31, 2017 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock unit awards:
Cash-settled restricted stock unit awards as of January 1, 2017	1,053	$7.60
Granted during the period(2)	919	6.68
Cancellations during the period	(4)	15.31
Vested	(180)	11.65
Outstanding, as of December 31, 2017	1,788	$6.70

(1)	The weighted-average fair value per share is determined by the stock price on the date of grant for time-based shares.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the cash-settled restricted stock unit awards activity during the year ended December 31, 2016 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock unit awards:
Cash-settled restricted stock unit awards as of January 1, 2016	82	$30.61
Granted during the period(2)	991	6.14
Cancellations during the period	(5)	19.05
Vested	(15)	34.32
Outstanding, as of December 31, 2016	1,053	$7.60

(1)	The weighted-average fair value per share is determined by the stock price on the date of grant for time-based shares.

(2)
Includes only the base shares awarded for both time-based and performance based awards. The performance-based awards have the potential to vest at up to 150% of the aggregate total of the base share awards.

The following table summarizes the cash-settled restricted stock unit awards activity during the year ended December 31, 2015 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock unit awards:
Cash-settled restricted stock unit awards as of January 1, 2015	153	$38.43
Granted during the period	47	21.84
Cancellations during the period	(1)	30.87
Vested	(117)	37.25
Outstanding, as of December 31, 2015	82	$30.61

(1)	The weighted-average fair value per share is determined by the stock price on the date of grant for time-based shares.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan
On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is presently authorized to issue up to 2.2 million shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at semi-annual intervals through accumulated payroll deductions that will be applied to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2017, there were 0.9 million shares available for future issuance to employees under the ESPP. The Company recorded approximately $0.2 million, $0.6 million, and $1.2 million of compensation expense during the years ended December 31, 2017, 2016 and 2015, respectively, associated with the ESPP.
The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2017 and 2016:

	2017	2016
Dividend yield	—%	—%
Expected volatility	93.2%	91.6%
Risk-free interest rate	1.3%	0.5%
Expected term (months)	6	6
Weighted-average grant-date fair value per share	$1.16	$3.14

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Deferred tax liabilities:
Fixed assets	$323,548	$490,221	$472,817
Deferred charges and other liabilities	6,266	10,908	11,317
Total deferred tax liabilities	329,814	501,129	484,134
Deferred tax assets:
Net operating loss carryforwards	(122,682)	(111,147)	(52,374)
Allowance for doubtful accounts	(1,362)	(763)	(1,036)
Stock-based compensation expense	(1,823)	(4,033)	(4,830)
Convertible senior notes	(8,265)	—	—
Alternative minimum tax credit carryforward	(10,431)	(20,863)	(20,863)
Foreign tax credit carryforward	(18,711)	(17,554)	(17,972)
Other	(4,501)	(6,044)	(5,440)
Total deferred tax assets	(167,775)	(160,404)	(102,515)
Valuation allowance	35,426	2,295	—
Total deferred tax liabilities, net	$197,465	$343,020	$381,619
The components of the income tax expense follow (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit):
U.S. and State	$(9,743)	$709	$—
Foreign	1,024	(257)	5,671
Total current tax expense	(8,719)	452	5,671
Deferred tax expense:
U.S. and State	(142,136)	(45,958)	34,086
Foreign	611	—	—
Total deferred tax expense	(141,525)	(45,958)	34,086
Total tax expense (benefit)	$(150,244)	$(45,506)	$39,757
Income from operations before income taxes, based on jurisdiction earned, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$(105,692)	$(93,704)	$65,894
Foreign	(17,131)	(15,648)	40,684
Total income (loss) from operations before income taxes	$(122,823)	$(109,352)	$106,578

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2017, the Company has net operating loss carryforwards, or NOLs, in the U.S. of approximately $465.1 million, which if not utilized will expire in 2031 through 2037, and foreign tax credits of approximately $18.5 million, which if not utilized will expire in 2019 through 2027. It has state NOLs of approximately $132.2 million, which if not utilized will expire in 2030 through 2037. The Company also has NOLs in Brazil of approximately $37.8 million, which are not subject to expiration and can only be used to offset up to 30% of taxable income each year. Lastly, it has NOLs in Mexico of approximately $14.5 million, which if not utilized will expire in 2026 through 2027. All of the above NOLs can only be utilized if the Company generates taxable income in the respective tax jurisdiction.
In recording a valuation allowance with respect to such NOLs and foreign tax credits, management assessed the favorable and unfavorable evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of the unfavorable evidence evaluated during the fourth quarter of 2017 was the cumulative pre-tax loss that was incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of future earnings. As of December 31, 2016 and 2017, the Company has established valuation allowances of $2.3 million and $35.4 million, respectively, based upon management's conclusion that it is more likely than not that the Brazil and Mexico NOLs and foreign tax credits described above may expire unused.
The Company is no longer subject to tax audits by federal, state or local taxing authorities for years prior to 2013. The Company has ongoing examinations by various foreign tax authorities but does not believe that the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate of 35% and the actual income tax provision (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	$(42,988)	$(38,274)	$37,302
State taxes, net	(1,228)	(1,094)	1,066
Non-deductible expense	3,488	1,070	1,440
Change in valuation allowance	15,118	2,295	(1,011)
Income excluded from U.S. taxable income	—	(9,478)	—
Change in enacted U.S. tax rate	(125,225)	—	—
Foreign taxes and other	591	(25)	960
	$(150,244)	$(45,506)	$39,757
Due to a favorable election included in the Company's 2015 tax return, which was filed during the fourth quarter of 2016, the results of one of the Company's vessels was excluded from U.S. taxable income and was taxed based on its daily notional shipping income, as defined. This resulted in a deferred tax benefit of $9.5 million during the year ended December 31, 2016. The Company does not anticipate having any vessels qualify for this election in the foreseeable future.
The Tax Cuts and Jobs Act, or the Act, was signed into law in the U.S. on December 22, 2017. The primary impact of this legislation was a reduction of the corporate income tax rate from 35% to 21% generally effective as of January 1, 2018. The impact of the deferred tax rate and tax law changes are required to be reflected in the period in which the law is enacted. As a result, the Company repriced its net deferred tax liabilities, which resulted in a favorable tax impact of $125.2 million and was recorded as a discrete item during the fourth quarter of 2017.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, or SAB 118, to address the accounting and reporting of the Act. SAB 118 allows companies to take a reasonable period, which should not extend beyond one year from enactment of the Act, to measure and recognize the effects of the new tax law. As of December 31, 2017, the Company remeasured its deferred tax assets and liabilities based on the tax rates at which they

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are expected to reverse in the future, which is generally a 22.5% blended federal and state tax rate. However, it is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company has included in its income tax rate a preliminary estimate related to executive compensation, Alternative Minimum Tax refundable credits, taxation in its foreign jurisdictions, and re-measurement of its deferred taxes. Once the accounting for income taxes on these items is complete, it will be reflected and reported in the applicable quarter during 2018. Additionally, because of the complexities of the new legislation, the Company has not elected an accounting policy at this time with respect to the newly enacted global intangible low-taxed income, or GILTI, provisions. An accounting election to either treat GILTI as part of deferred taxes or a period cost will be made once further analysis and interpretation of the tax legislation is complete.
10. Commitments and Contingencies
Vessel Construction
In November 2011, the Company commenced, and later expanded, its fifth OSV newbuild program. This program consisted of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of December 31, 2017, the Company had placed in service 22 vessels under such program. The two remaining vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service during 2019. Based on current contracts and internal estimates, the aggregate total cost of this program, before construction period interest, is expected to be approximately $1,335.0 million. From the inception of this program through December 31, 2017, the Company had incurred construction costs of approximately $1,272.7 million, or 95.3%, of total expected project costs.
Operating Leases
The Company is obligated under certain operating leases for office space and shore-base facilities. The Covington facility lease provides for an initial term expiring in September 2025 with three additional five-year renewal period options. The Company leases two adjacent shore-base facilities in Port Fourchon. At December 31, 2017, the leases had approximately one year remaining on their existing terms and the Company has multiple renewal options on such facilities. Rent expense related to operating leases was approximately $3.9 million, $4.0 million and $4.1 million for the years ending December 31, 2017, 2016 and 2015, respectively.
Future minimum payments under noncancelable leases for years subsequent to 2017 are as follows (in thousands):

Year Ended December 31,
2018	$2,959
2019	2,449
2020	2,449
2021	2,478
2022	2,572
Thereafter	21,183
Total	$34,090
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional information becomes available, the Company will assess the potential liability related to its pending claims and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.
During 2013, the Company commenced the process of assigning the in-country vessel management services for its four vessels operating in Brazil from a third party provider to a wholly-owned subsidiary of the Company. As a result, this assignment has been interpreted by local authorities as a new importation of these vessels resulting in an importation assessment. The Company disagreed with this interpretation. During the third quarter of 2015, the Brazilian court ruled in the Company's favor related to these claims and this decision was appealed by local authorities to another court. During the third quarter of 2017, the Brazilian court made a final ruling in the Company's favor relating to the importation of three of the vessels. As of December 31, 2017, no decision has been made on the fourth vessel which could result in an assessment ranging from $0.5 million to $1.0 million. While the Company cannot estimate the amounts or timing of the resolution of this matter, the Company believes that the outcome will not have a material impact on its liquidity or financial position.
During 2012, a customer, ATP Oil and Gas, Inc., initiated a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code, which in June 2014 was converted to a Chapter 7 case. The Company believes its receivables from ATP of $4.8 million are secured under the Louisiana Oil Well Lien Act. A legal challenge related to the Company's liens has been raised in the bankruptcy proceedings by parties whose interests are affected by the liens. The Company pursued this claim in Bankruptcy Court and during the first quarter of 2017 a district court judge ruled the Company's claim is not secured. That ruling has been appealed by the Company. As a result of such ruling, the Company increased its reserve related to this receivable to $4.8 million.
11. Deferred Charges
Deferred charges include the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred drydocking costs, net of accumulated amortization of $14,495 and $34,313 respectively	$10,282	$13,808
Prepaid lease expense, net of amortization of $1,858 and $1,700, respectively	2,530	2,688
Revolving credit facility deferred financing costs, net of accumulated amortization of $0 and $349 respectively(1)	—	2,581
Total	$12,812	$19,077

(1)	On June 15, 2017, the Company terminated its $200 million senior secured revolving credit facility. See Note 6 for further discussion.

12. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	Year Ended December 31,
	2017	2016
Accrued lease expense	$5,142	$4,763
Deferred revenue	460	2,245
Other	2,855	3,002
Total	$8,457	$10,010

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Major Customers
In the years ended December 31, 2017, 2016, and 2015, revenues from the following customers represent 10% or more of consolidated revenues:

	Year Ended December 31,
	2017		2016		2015
Customer A	20%		13%		n/a	(1)
Customer B	19%		15%		n/a	(1)
Customer C	11%		21%		20%
Customer D	n/a	(1)	n/a	(1)	10%

(1)	Customers represent less than 10% of consolidated revenue in each such year.

14. Employment Agreements
The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements typically provide for certain targets such as an EBITDA target, an Operating Margin target and a Safety target, which may be varied from time to time by agreement between the Company and the management executive, as well as a discretionary component. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement. The current term of these employment agreements expires on December 31, 2020 and automatically extends each year thereafter on January 1st, for an additional year.

15. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating historical financial statements as of December 31, 2017 2016, and 2015, and for each of the two years ended December 31, 2017, for the domestic subsidiaries of the Company that serve as guarantors of the Company's 2019 convertible senior notes, 2020 senior notes and 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes and 2021 senior notes are 100% owned by the Company and the guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4	$178,746	$8,099	$—	$186,849
Accounts receivable, net of allowance for doubtful accounts of $6,054	—	40,407	4,295	—	44,702
Other current assets	29	16,051	810	—	16,890
Total current assets	33	235,204	13,204	—	248,441
Property, plant and equipment, net	—	2,379,097	121,916	—	2,501,013
Deferred charges, net	—	11,408	1,404	—	12,812
Intercompany receivable	1,778,711	648,920	39,445	(2,467,076)	—
Investment in subsidiaries	790,734	8,602	—	(799,336)	—
Other assets	—	5,984	628	—	6,612
Total assets	$2,569,478	$3,289,215	$176,597	$(3,266,412)	$2,768,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$15,643	$553	$—	$16,196
Accrued interest	14,734	—	—	—	14,734
Accrued payroll and benefits	—	8,458	1,017	—	9,475
Other accrued liabilities	—	8,129	328	—	8,457
Total current liabilities	14,734	32,230	1,898	—	48,862
Long-term debt, including deferred gain of $18,911, and net of original issue discount of $7,862 and deferred financing costs of $10,134	1,080,826	—	—	—	1,080,826
Deferred tax liabilities, net	—	192,793	4,672	—	197,465
Intercompany payables	140,019	2,240,832	190,177	(2,571,028)	—
Other liabilities	—	3,802	(1)	—	3,801
Total liabilities	1,235,579	2,469,657	196,746	(2,571,028)	1,330,954
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,144 shares issued and outstanding	371	—	—	—	371
Additional paid-in capital	758,690	37,975	8,602	(44,989)	760,278
Retained earnings	574,838	781,583	(37,428)	(650,395)	668,598
Accumulated other comprehensive income	—	—	8,677	—	8,677
Total stockholders’ equity	1,333,899	819,558	(20,149)	(695,384)	1,437,924
Total liabilities and stockholders’ equity	$2,569,478	$3,289,215	$176,597	$(3,266,412)	$2,768,878

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$212,196	$4,822	$—	$217,027
Accounts receivable, net of allowance for doubtful accounts of $2,120	—	30,846	5,704	—	36,550
Other current assets	15	16,176	787	—	16,978
Total current assets	24	259,218	11,313	—	270,555
Property, plant and equipment, net	—	2,449,473	128,915	—	2,578,388
Deferred charges, net	2,581	15,724	772	—	19,077
Intercompany receivable	1,779,872	680,663	107,038	(2,567,573)	—
Investment in subsidiaries	768,718	8,602	(4,283)	(773,037)	—
Other assets	1,744	6,239	2,272	—	10,255
Total assets	$2,552,939	$3,419,919	$246,027	$(3,340,610)	$2,878,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$11,325	$449	$—	$11,774
Accrued interest	14,763	—	—	—	14,763
Accrued payroll and benefits	—	8,104	492	—	8,596
Other accrued liabilities	—	8,463	1,547	—	10,010
Total current liabilities	14,763	27,892	2,488	—	45,143
Long-term debt, net of original issue discount of $31,093 and deferred financing costs of $10,197	1,083,710	—	—	—	1,083,710
Deferred tax liabilities, net	—	337,503	5,517	—	343,020
Intercompany payables	61,715	2,264,900	245,276	(2,571,891)	—
Other liabilities	—	3,416	(10)	—	3,406
Total liabilities	1,160,188	2,633,711	253,271	(2,571,891)	1,475,279
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 36,467 shares issued and outstanding	365	—	—	—	365
Additional paid-in capital	754,394	37,978	4,319	(42,297)	754,394
Retained earnings	637,992	748,080	(21,658)	(726,422)	637,992
Accumulated other comprehensive income (loss)	—	150	10,095	—	10,245
Total stockholders’ equity	1,392,751	786,208	(7,244)	(768,719)	1,402,996
Total liabilities and stockholders’ equity	$2,552,939	$3,419,919	$246,027	$(3,340,610)	$2,878,275

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$180,083	$11,694	$(365)	$191,412
Costs and expenses:
Operating expenses	—	108,517	12,385	(365)	120,537
Depreciation	—	93,460	5,273	—	98,733
Amortization	—	11,968	1,200	—	13,168
General and administrative expenses	182	45,078	2,348	(11)	47,597
	182	259,023	21,206	(376)	280,035
Gain on sale of assets	—	(133)	12	—	(121)
Operating income (loss)	(182)	(79,073)	(9,500)	11	(88,744)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—	—	15,478
Interest income	—	1,320	883	—	2,203
Interest expense	(51,364)	—	—	—	(51,364)
Equity in earnings (losses) of consolidated subsidiaries	63,489	—	—	(63,489)	—
Other income (expense), net	—	1,157	(1,542)	(11)	(396)
	27,603	2,477	(659)	(63,500)	(34,079)
Income (loss) before income taxes	27,421	(76,596)	(10,159)	(63,489)	(122,823)
Income tax expense (benefit)	—	(150,735)	491	—	(150,244)
Net income (loss)	$27,421	$74,139	$(10,650)	$(63,489)	$27,421

Condensed Consolidating Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$27,421	$74,139	$(10,650)	$(63,489)	$27,421
Other comprehensive income:
Foreign currency translation gain (loss)	—	(149)	(1,419)	—	(1,568)
Total comprehensive income (loss)	$27,421	$73,990	$(12,069)	$(63,489)	$25,853

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
(In thousands)

	Year ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$426,419	$50,952	$(1,301)	$476,070
Costs and expenses:
Operating expenses	—	178,748	41,514	(1,002)	219,260
Depreciation	—	81,522	1,044	—	82,566
Amortization	—	25,782	681	—	26,463
General and administrative expenses	189	44,398	3,861	(151)	48,297
	189	330,450	47,100	(1,153)	376,586
Gain (loss) on sale of assets	—	44,060	—	—	44,060
Operating income (loss)	(189)	140,029	3,852	(148)	143,544
Other income (expense):
Interest income	—	1,125	400	—	1,525
Interest expense	(39,460)	—	(36)	—	(39,496)
Equity in earnings (losses) of consolidated subsidiaries	106,798	—	—	(106,798)	—
Other income (expense), net	—	(4,053)	5,238	(180)	1,005
	67,338	(2,928)	5,602	(106,978)	(36,966)
Income (loss) before income taxes	67,149	137,101	9,454	(107,126)	106,578
Income tax expense	—	35,194	4,563	—	39,757
Net income (loss)	$67,149	$101,907	$4,891	$(107,126)	$66,821

Condensed Consolidating Statements of Comprehensive Income
(In thousands)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$67,149	$101,907	$4,891	$(107,126)	$66,821
Other comprehensive income:
Foreign currency translation loss	—	(81)	(3,093)	—	(3,174)
Total comprehensive income (loss)	$67,149	$101,826	$1,798	$(107,126)	$63,647

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(6,231)	$(12,152)	$3,725	$—	$(14,658)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(18,496)	392	—	(18,104)
Net proceeds from sale of assets	—	33	10	—	43
Vessel capital expenditures	—	(1,173)	(514)	—	(1,687)
Non-vessel capital expenditures	—	(1,512)	(40)	—	(1,552)
Net cash used in investing activities	—	(21,148)	(152)	—	(21,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien credit facility	66,640	—	—	—	66,640
Repurchase of senior notes	(5,057)	—	—		(5,057)
Repurchase of convertible notes	(49,631)	—	—	—	(49,631)
Deferred financing costs	(5,636)	—	—	—	(5,636)
Shares withheld for payment of employee withholding taxes	(575)	—	—	—	(575)
Net cash proceeds from other shares issued	485	—	—	—	485
Net cash provided by financing activities	6,226	—	—	—	6,226
Effects of exchange rate changes on cash	—	(150)	(296)	—	(446)
Net increase (decrease) in cash and cash equivalents	(5)	(33,450)	3,277	—	(30,178)
Cash and cash equivalents at beginning of period	9	212,196	4,822	—	217,027
Cash and cash equivalents at end of period	$4	$178,746	$8,099	$—	$186,849
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$52,194	$—	$—	$—	$52,194
Cash paid for (refunds of) income taxes	$—	$(9,793)	$751	$—	$(9,042)
SUPPLEMENTAL DISCLOUSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loan	$127,096	$—	$—	$—	$127,096

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$251	$55,677	$(2,428)	$—	$53,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(76,615)	338	—	(76,277)
Net proceeds from sale of assets	—	523	1	—	524
Vessel capital expenditures	—	(19,604)	(1,085)	—	(20,689)
Non-vessel capital expenditures	—	(467)	(102)	—	(569)
Net cash used in investing activities	—	(96,163)	(848)	—	(97,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,102)	—	—	—	(1,102)
Shares withheld for payment of employee withholding taxes	(450)	—	—	—	(450)
Net cash proceeds from other shares issued	1,300	—	—	—	1,300
Net cash used in financing activities	(252)	—	—	—	(252)
Effects of exchange rate changes on cash	—	31	958	—	989
Net increase (decrease) in cash and cash equivalents	(1)	(40,455)	(2,318)	—	(42,774)
Cash and cash equivalents at beginning of period	10	252,651	7,140	—	259,801
Cash and cash equivalents at end of period	$9	$212,196	$4,822	$—	$217,027
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50,152	$—	$—	$—	$50,152
Cash paid for income taxes	$—	$1,292	$2,440	$—	$3,732

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$223	$109,987	$106,885	$—	$217,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(120,767)	(69,303)	—	(190,070)
Net proceeds from sale of assets	—	152,000	—	—	152,000
Vessel capital expenditures	—	(55,724)	(31,068)	—	(86,792)
Non-vessel capital expenditures	—	(16,211)	(276)	—	(16,487)
Net cash used in investing activities	—	(40,702)	(100,647)	—	(141,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien credit facility	—	—	—	—	—
Repurchase of senior notes	—	—	—	—	—
Repurchase of convertible notes	—	—		—	—
Deferred financing costs	(2,089)	—	—	—	(2,089)
Shares withheld for payment of employee withholding taxes	(1,252)	—	—	—	(1,252)
Net cash proceeds from other shares issued	3,112	—	—	—	3,112
Net cash used in financing activities	(229)	—	—	—	(229)
Effects of exchange rate changes on cash	—	(81)	(758)	—	(839)
Net increase (decrease) in cash and cash equivalents	(6)	69,204	5,480	—	74,678
Cash and cash equivalents at beginning of period	16	183,447	1,660	—	185,123
Cash and cash equivalents at end of period	$10	$252,651	$7,140	$—	$259,801
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$50,492	$—	$—	$—	$50,492
Cash paid for income taxes	$—	$582	$4,226	$—	$4,808

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):
The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2017 and 2016. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2017(1)(2)
Revenues	$44,079	$37,426	$53,666	$56,241
Operating loss	(26,481)	(31,318)	(16,667)	(14,278)
Net income (loss)(3)	(27,898)	(19,489)	(18,950)	93,758
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.76)	$(0.53)	$(0.51)	$2.53
Diluted earnings (loss) per common share	$(0.76)	$(0.53)	$(0.51)	$2.48
Fiscal Year 2016(1)(2)
Revenues	$76,820	$53,673	$51,927	$41,879
Operating loss	(780)	(21,510)	(14,445)	(27,484)
Net loss	(7,514)	(20,586)	(16,503)	(19,243)
Earnings (loss) per common share:
Basic loss per common share	$(0.21)	$(0.57)	$(0.45)	$(0.53)
Diluted loss per common share	$(0.21)	$(0.57)	$(0.45)	$(0.53)

(1)	The sum of the four quarters may not equal annual results due to rounding.

(2)
Results for the fiscal years 2017 and 2016 were significantly impacted by a drop in oil price, which resulted in reductions in both the Company's dayrates and utilization. In recognition of these weak market conditions, the Company elected to stack OSVs and MPSVs on various dates during fiscal 2017 and 2016. The Company had an average of 42.8 OSVs and 0.8 MPSVs stacked during the year ended December 31, 2017. The Company had an average of 41.3 OSVs and 0.3 MPSVs stacked during fiscal 2016.

(3)
The results for the three months ended December 31, 2017 were favorably impacted by tax reform that was enacted in December 2017. As a result of tax reform, the Company recorded a benefit of $125,225 related to the repricing of its deferred tax liabilities. Such benefits were reduced primarily by tax expense related to credits that may not be utilized prior to their expiration. Excluding these one-time tax items from the Company's fourth quarter results its net loss would have been $(17,281) or $(0.47) per diluted share. See Note 9 for further information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 28, 2018.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
(Todd M. Hornbeck)

/S/ JAMES O. HARP, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
(James O. Harp, Jr.)

/S/ LARRY D. HORNBECK	Director	February 28, 2018
(Larry D. Hornbeck)

/S/ BRUCE W. HUNT	Director	February 28, 2018
(Bruce W. Hunt)

/S/ STEVEN W. KRABLIN	Director	February 28, 2018
(Steven W. Krablin)

/S/ PATRICIA B. MELCHER	Director	February 28, 2018
(Patricia B. Melcher)

/S/ KEVIN O. MEYERS	Director	February 28, 2018
(Kevin O. Meyers)

/S/ BERNIE W. STEWART	Director	February 28, 2018
(Bernie W. Stewart)

/S/ NICHOLAS L. SWYKA JR.	Director	February 28, 2018
(Nicholas L. Swyka, Jr.)

S - 1

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).
3.2	—
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

4.21	—
Form of Call Option Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty (incorporated by reference to Exhibit 4.21 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

4.22	—
Form of Warrant Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty (incorporated by reference to Exhibit 4.22 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

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

10.43		Form of Amended Appendix A to Employment Agreements for Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017).
10.44
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

10.45
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