Form 10-Q
period 2018-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2018-05-09
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2018 was 37,495,205.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,836	$186,849
Accounts receivable, net of allowance for doubtful accounts of $6,277 and $6,054, respectively	41,564	44,702
Other current assets	14,707	16,890
Total current assets	227,107	248,441
Property, plant and equipment, net	2,481,735	2,501,013
Deferred charges, net	13,672	12,812
Other assets	6,541	6,612
Total assets	$2,729,055	$2,768,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,360	$16,196
Accrued interest	14,652	14,734
Accrued payroll and benefits	11,330	9,475
Other accrued liabilities	12,612	8,457
Total current liabilities	56,954	48,862
Long-term debt, including deferred gain of $18,251 and $18,911, and net of original issue discount of $6,850 and $7,862 and deferred financing costs of $9,295 and $10,134, respectively	1,082,017	1,080,826
Deferred tax liabilities, net	188,830	197,465
Other liabilities	2,207	3,801
Total liabilities	1,330,008	1,330,954
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,493 and 37,144 shares issued and outstanding, respectively	375	371
Additional paid-in-capital	760,352	760,278
Retained earnings	629,943	668,598
Accumulated other comprehensive income	8,377	8,677
Total stockholders’ equity	1,399,047	1,437,924
Total liabilities and stockholders’ equity	$2,729,055	$2,768,878

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues:
Vessel revenues	$33,134	$35,849
Non-vessel revenues	8,453	8,230
	41,587	44,079
Costs and expenses:
Operating expenses	35,969	27,935
Depreciation	24,648	24,677
Amortization	1,992	3,724
General and administrative expenses	12,875	14,242
	75,484	70,578
Gain on sale of assets	43	18
Operating loss	(33,854)	(26,481)
Other income (expense):
Interest income	644	401
Interest expense	(13,945)	(13,809)
Other income (expense), net	9	(323)
	(13,292)	(13,731)
Loss before income taxes	(47,146)	(40,212)
Income tax benefit	(8,491)	(12,314)
Net loss	$(38,655)	$(27,898)
Loss per share:
Basic loss per common share	$(1.04)	$(0.76)
Diluted loss per common share	$(1.04)	$(0.76)
Weighted average basic shares outstanding	37,339	36,596
Weighted average diluted shares outstanding	37,339	36,596

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net loss	$(38,655)	$(27,898)
Other comprehensive income:
Foreign currency translation income (loss)	(300)	1,769
Total comprehensive loss	$(38,955)	$(26,129)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,655)	$(27,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	24,648	24,677
Amortization	1,992	3,724
Stock-based compensation expense	2,868	2,042
Provision for bad debts	223	3,748
Deferred tax benefit	(8,556)	(14,432)
Amortization of deferred financing costs	1,139	3,263
Gain on sale of assets	(43)	(18)
Changes in operating assets and liabilities:
Accounts receivable	(3,802)	4,769
Other current and long-term assets	2,282	(2,459)
Deferred drydocking charges	(1,970)	(3,129)
Accounts payable	8,919	1,195
Accrued liabilities and other liabilities	2,164	2,147
Accrued interest	(83)	(1,248)
Net cash used in operating activities	(8,874)	(3,619)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(2,690)	(3,288)
Net proceeds from sale of assets	43	32
Vessel capital expenditures	(3,906)	(161)
Non-vessel capital expenditures	(7)	(130)
Net cash used in investing activities	(6,560)	(3,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld for payment of employee withholding taxes	(536)	(573)
Net cash used in financing activities	(536)	(573)
Effects of exchange rate changes on cash	(43)	(227)
Net decrease in cash and cash equivalents	(16,013)	(7,966)
Cash and cash equivalents at beginning of period	186,849	217,027
Cash and cash equivalents at end of period	$170,836	$209,061
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$15,131	$13,756
Cash paid for income taxes	$449	$349

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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
January 1, 2018
This ASU replaces most existing revenue recognition guidance in U.S. GAAP. The Company adopted ASU 2014-09 on January 1, 2018 under the modified retrospective method. Based on the Company's review of its open revenue-related contracts on the date of adoption, it was determined that there was no cumulative effect of applying the new standard and therefore no adjustment to the opening retained earnings balance was needed as of January 1, 2018. See Note 3 - Revenue from Contracts with Customers for additional information.

ASU No. 2017-01, "Business Combinations" (Topic 805): Clarifying the Definition of a Business	This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires prospective application.	January 1, 2018	The Company adopted ASU No. 2017-01 on January 1, 2018 under the prospective application. This adoption had no impact on its consolidated financial statements.

Standards that have not been adopted
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"	This standard requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 requires modified retrospective application. Early adoption is permitted.	January 1, 2020	The Company believes that the implementation of this new guidance will not have a material impact on its consolidated financial statements.

ASU No. 2016-02, "Leases" (Topic 842)
This standard requires lessees to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. ASU 2016-02 requires a modified retrospective application. Early adoption is permitted.
		January 1, 2019	The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements. See further discussion below.

ASC 842, Leases

Lessor Accounting

In the Company's 2017 Form 10-K, it disclosed plans to early adopt ASC 842, Leases, effective January 1, 2018, utilizing both of the practical expedients proposed by the FASB related to the new lease standard. These practical expedients include 1) a proposed transition option that will allow companies to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption and will allow the Company to continue to apply legacy guidance, ASC 840 Leases, including its disclosure requirements, for comparative periods presented, and 2) an option for lessors to combine lease and non-lease components contained within the same agreement when certain criteria are met. However, because these practical expedients, which are expected to impact the Company's application of ASC 842, have not yet been approved by the FASB, the Company did not early adopt ASC 842 effective January 1, 2018. As disclosed in its 2017 Form 10-K, the Company does not expect a change in the timing or amounts of revenue recognized upon the adoption of this standard.

Lessee Accounting

The main difference between current accounting standards and ASC 842 is the recognition of right-of-use assets and corresponding liabilities by lessees for those leases classified as operating leases under current accounting standards. The estimated impact of the adoption of this ASC based on the lease arrangements for which the Company is the lessee as of March 31, 2018, will be an increase to assets and liabilities on the Company's financial statements to reflect the right of use assets and lease obligations in a range from $27.0 million to $30.0 million. The adoption of the new standard is not expected to result in a change in the amount of lease expense currently being recognized.

3. Revenues from Contracts with Customers

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue - Revenue from Contracts with Customers using the modified retrospective method. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. Accordingly, the Company did not make an adjustment to the opening balance of retained earnings in order to account for the implementation of the new requirements of this standard, and it did not restate prior period information for the effects of the new standard. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The services that are provided by the Company represent a single performance obligation under our contracts that are satisfied at a point in time or over time. We earn revenues primarily by (1) chartering the Company's vessels, including operation of such vessels, (2) providing vessel management services to third party vessel owners, and (3) providing shore-based port facility services, including rental of land. These revenue streams are provided to customers based upon contracts that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The Company's vessel revenue, vessel management revenue and port facility revenue are recognized either at a point in time or over the passage of time when the customer has received or is receiving the benefit from the applicable service. Revenues are recognized when the performance obligations are satisfied in accordance with contractual terms and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the services rendered or rentals provided. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Invoices are typically billed to our customers on a monthly basis and payment terms on customer invoices typically range 30 - 60 days.

A performance obligation under contracts with the Company's customers to render services is the unit of account under Topic 606. The Company accounts for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered provided on its own or with other resources that are readily available to the customer. A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

As of March 31, 2018, the Company has certain remaining performance obligations representing contracted vessel revenues for which work has not been performed and such contracts have an original expected duration of more than one year. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for such contracts was $35.5 million, of which $33.8 million and $1.7 million are expected to be recognized in 2018 and 2019, respectively. The Company has elected to apply the optional exemption for the disclosure of the remaining performance obligations for any of its revenue streams that are expected to have a duration of one year or less and, therefore, such amounts have not been disclosed.

Revenue Disaggregation
For the three months ended March 31, 2018 and 2017, the Company recognized revenue as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Vessel revenues	$33,134	$35,849
Vessel management revenues	7,759	7,452
Shore-based facility revenues	694	778
	$41,587	$44,079

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

	Three Months Ended March 31,
	2018	2017
Net loss	$(38,655)	$(27,898)
Weighted average number of shares of common stock outstanding	37,339	36,596
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—
Weighted average number of dilutive shares of common stock outstanding	37,339	36,596
Loss per common share:
Basic loss per common share	$(1.04)	$(0.76)
Diluted loss per common share	$(1.04)	$(0.76)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 750 and 978 shares of common stock for the three months ended March 31, 2018 and 2017, respectively.

(2)
For the three months ended March 31, 2018 and 2017, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(3)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 7 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

5. Property, Plant and Equipment

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

During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purposes of calculating the undiscounted cash flows, the Company grouped its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups had sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such groups. While the Company has not observed any new impairment

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

indicators since the second quarter of 2016, the Company has reviewed and updated, as necessary, the assumptions used in determining its undiscounted cash flow projections for each asset group to reflect current market conditions. After reviewing the results of these updated projections, the Company determined that each of its asset groups continue to have sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group.

6. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2018	December 31, 2017
5.875% senior notes due 2020, net of deferred financing costs of $1,836 and $2,061	$365,106	$364,881
5.000% senior notes due 2021, net of deferred financing costs of $2,899 and $3,142	447,101	446,858
1.500% convertible senior notes due 2019, net of original issue discount of $5,680 and $6,634 and deferred financing costs of $1,273 and $1,486	92,695	91,527
First-lien credit facility due 2023, including deferred gain of $18,251 and $18,911, and net of original issue discount of $1,171 and $1,228, and deferred financing costs of $3,287 and $3,445	177,115	177,560
	$1,082,017	$1,080,826
The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$10,779	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	747	March 1 and September 1
First-lien credit facility due 2023 (1)	1,142	Variable

(1)
The interest rate on the first-lien credit facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on March 31, 2018. Please see further discussion of the variable interest rate below.

First-Lien Credit Facility
The Company's $300 million first-lien credit facility currently provides for $136.7 million of additional available liquidity, $68.0 million of which is required to be drawn by December 31, 2018 with the remaining balance required to be drawn by September 1, 2019. The Facility matures in June 2023. The Company can use draws under the facility for working capital and general corporate purposes, including the acquisition of distressed assets and/or the refinancing of existing debt, subject to, among other things, compliance with certain covenants requiring the Company to maintain access to liquidity (cash and credit availability) of $25.0 million at all times. The minimum liquidity level required for prepayment of the Company’s existing indebtedness and/or certain other restricted payments is $65.0 million. As of May 2, 2018, the credit facility was collateralized by 51 domestic high-spec OSVs and MPSVs, including a security interest in two pending MPSV newbuilds, and associated personalty, as well as by certain deposit and securities accounts. Borrowings accrue interest, at the Company’s option, at either an adjusted London Interbank Offered Rate (subject to a 1.00% floor) plus an applicable margin or the greatest of (a) the prime rate announced by The Wall Street Journal, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, and (c) the London Interbank Offered Rate plus, 1%, plus, an applicable a margin.
On March 27, 2018, the Company entered into an amendment with our first-lien lenders to clarify various provisions in and made certain technical revisions to our first-lien credit facility, primarily dealing with the administerial permissabilities regarding vessel reflagging transactions and permitted acquisition indebtedness, among other matters.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The agreement governing the first-lien credit facility and the indentures governing the Company's 2020 senior notes and 2021 senior notes impose certain restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, 2019 convertible senior notes and first-lien credit facility by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy for such outstanding notes.
As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	March 31, 2018			December 31, 2017
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$366,942	$365,106	$240,347	$366,942	$364,881	$244,714
5.000% senior notes due 2021	450,000	447,101	246,938	450,000	446,858	236,250
1.500% convertible senior notes due 2019	99,647	92,695	75,794	99,647	91,527	74,486
First-lien credit facility due 2023 (1)	163,322	177,115	162,995	163,322	177,560	162,505
	$1,079,911	$1,082,017	$726,074	$1,079,911	$1,080,826	$717,955

(1)	The carrying value of the first-lien credit facility due 2023 includes a deferred gain of $18,251 less original issue discount and deferred financing costs of $4,458.
Capitalized Interest
During the three months ended March 31, 2018, the Company capitalized approximately $2.3 million of interest costs related to the construction of vessels. During the three months ended March 31, 2017, the Company capitalized approximately $2.4 million of interest costs related to the construction of vessels.

7. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of March 31, 2018, the Company has granted awards covering 4.68 million shares of common stock under such plan.
During the three months ended March 31, 2018, the Company granted 1,518,777 time-based and 939,391 performance based phantom restricted stock units. The phantom shares to be received under the performance-based phantom restricted stock units are calculated based on the Company's performance compared to two pre-determined criteria, as defined by the phantom restricted stock agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company's performance.
The fair value of the Company’s performance-based phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based phantom

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. All phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the phantom restricted stock units granted in 2018, the Company granted performance-based and time-based restricted stock units and phantom restricted stock units in prior years. During the three months ended March 31, 2018, the Company issued 326,753 shares of common stock due to vestings of restricted stock units.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2018	2017
Income before taxes	$2,868	$2,042
Net income	$2,351	$1,417
Earnings per common share:
Basic earnings per common share	$0.06	$0.04
Diluted earnings per common share	$0.06	$0.04

8. Commitments and Contingencies
Vessel Construction
During the first quarter of 2018, the Company notified the shipyard that it was terminating the construction contracts for the final two vessels in the Company's fifth OSV newbuild program due to performance issues at the shipyard. The Company is working with the issuer of the shipyard's performance bonds in order to complete the construction of the vessels at a completion yard. The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $17.2 million, and $44.7 million are expected to be incurred in the remainder of 2018 and fiscal 2019, respectively. From the inception of this program through March 31, 2018, the Company had incurred $1,273.1 million, or 95.4%, of total expected project costs.
Vessel Acquisitions
On April 13, 2018, the Company entered into a definitive vessel purchase agreement with Aries Marine Corporation and certain of its affiliates to acquire four high-spec Jones Act-qualified OSVs and related equipment for $36.6 million in cash, subject to usual and customary closing conditions. Two of the vessels are 300 class OSVs and two are 280 class OSVs. The Company expects to close on the purchase of such assets during the second quarter of 2018.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

information becomes available, the Company will assess the potential liability related to its pending claims and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.
9. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued lease expense	$5,213	$5,142
Deferred revenue	1,527	460
Other	5,872	2,855
Total	$12,612	$8,457

10. Income Taxes
The Tax Cuts and Jobs Act, or the Act, was signed into law on December 22, 2017. The primary impact of this legislation was a reduction of the U.S. federal corporate tax rate from 35% to 21% generally effective January 1, 2018. As of December 31, 2017, the Company included in its income tax benefit rate a preliminary estimate related to executive compensation, alternative minimum tax refundable credits, taxation in its foreign jurisdictions, and re-measurement of its deferred taxes. As of March 31, 2018, the Company has not identified or recorded any revisions to its provisional amounts and has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made reasonable estimates of the effects and recorded provisional amounts. The Company's provisional estimates on Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion and Anti-Abuse, and the IRC Section 163(j) interest limitation did not materially impact its effective tax benefit rate for the three months ended March 31, 2018. The Company will continue to refine its calculations as additional tax guidance becomes available and its internal analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as allowed under Staff Accounting Bulletin 118, which was issued by the Securities and Exchange Commission on December 22, 2017.
The effective tax benefit rate for the three months ended March 31, 2018 and 2017 was 18.0% and 30.6%, respectively. The lower benefit rate for the quarter ended March 31, 2018 was due to the reduction of the statutory corporate income tax rate from 35% to 21% resulting from the Act. In addition, the Company established a $2.2 million valuation allowance for state net operating losses and foreign tax credit carryforwards based upon management's conclusion that it is more likely than not such losses and credits will not be realized by their expiration dates.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017, respectively, for the domestic subsidiaries of the Company that serve as co-borrower and/or guarantors of the Company's 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the first-lien credit facility, as well as the financial results for the Company's subsidiaries that do not serve as guarantors. The co-borrower and/or guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the first-lien credit facility are 100% owned by the Company. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$164,169	$6,646	$—	$170,836
Accounts receivable, net of allowance for doubtful accounts of $6,277	—	36,787	4,821	(44)	41,564
Other current assets	21	13,515	1,171	—	14,707
Total current assets	42	214,471	12,638	(44)	227,107
Property, plant and equipment, net	—	2,360,550	121,185	—	2,481,735
Deferred charges, net	—	12,427	1,245	—	13,672
Intercompany receivable	1,779,885	660,465	40,476	(2,480,826)	—
Investment in subsidiaries	730,013	8,602	—	(738,615)	—
Other assets	—	5,916	625	—	6,541
Total assets	$2,509,940	$3,262,431	$176,169	$(3,219,485)	$2,729,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$17,797	$563	$—	$18,360
Accrued interest	14,652	—	—	—	14,652
Accrued payroll and benefits	—	10,718	612	—	11,330
Other accrued liabilities	—	12,483	172	(43)	12,612
Total current liabilities	14,652	40,998	1,347	(43)	56,954
Long-term debt, including deferred gain of $18,251, and net of original issue discount of $6,850 and deferred financing costs of $9,295	1,082,017	—	—	—	1,082,017
Deferred tax liabilities, net	—	184,238	4,592	—	188,830
Intercompany payables	22,603	2,271,756	195,070	(2,489,429)	—
Other liabilities	—	2,163	44	—	2,207
Total liabilities	1,119,272	2,499,155	201,053	(2,489,472)	1,330,008
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,493 shares issued and outstanding	375	—	—	—	375
Additional paid-in capital	760,350	37,978	8,604	(46,580)	760,352
Retained earnings	629,943	725,298	(41,865)	(683,433)	629,943
Accumulated other comprehensive income	—	—	8,377	—	8,377
Total stockholders’ equity	1,390,668	763,276	(24,884)	(730,013)	1,399,047
Total liabilities and stockholders’ equity	$2,509,940	$3,262,431	$176,169	$(3,219,485)	$2,729,055

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of December 31, 2017
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$40,315	$1,329	$(57)	$41,587
Costs and expenses:
Operating expenses	—	33,985	2,038	(54)	35,969
Depreciation	—	23,306	1,342	—	24,648
Amortization	—	1,799	193	—	1,992
General and administrative expenses	56	12,369	453	(3)	12,875
	56	71,459	4,026	(57)	75,484
Gain on sale of assets	—	43	—	—	43
Operating loss	(56)	(31,101)	(2,697)	—	(33,854)
Other income (expense):
Interest income	—	569	75	—	644
Interest expense	(13,945)	—	—	—	(13,945)
Equity in earnings (losses) of consolidated subsidiaries	(24,654)	—	—	24,654	—
Other income (expense), net	—	2,016	(2,007)	—	9
	(38,599)	2,585	(1,932)	24,654	(13,292)
Income (loss) before income taxes	(38,655)	(28,516)	(4,629)	24,654	(47,146)
Income tax benefit	—	(8,299)	(192)	—	(8,491)
Net income (loss)	$(38,655)	$(20,217)	$(4,437)	$24,654	$(38,655)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(38,655)	$(20,217)	$(4,437)	$24,654	$(38,655)
Other comprehensive income:
Foreign currency translation loss	—	—	(300)	—	(300)
Total comprehensive income (loss)	$(38,655)	$(20,217)	$(4,737)	$24,654	$(38,955)

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$553	$(9,055)	$(372)	$—	$(8,874)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(2,690)	—	—	(2,690)
Net proceeds from sale of assets	—	43	—	—	43
Vessel capital expenditures	—	(2,852)	(1,054)	—	(3,906)
Non-vessel capital expenditures	—	(23)	16	—	(7)
Net cash used in investing activities	—	(5,522)	(1,038)	—	(6,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld for employee withholding taxes	(536)	—	—	—	(536)
Net cash used in financing activities	(536)	—	—	—	(536)
Effects of exchange rate changes on cash	—	—	(43)	—	(43)
Net increase (decrease) in cash and cash equivalents	17	(14,577)	(1,453)	—	(16,013)
Cash and cash equivalents at beginning of period	4	178,746	8,099	—	186,849
Cash and cash equivalents at end of period	$21	$164,169	$6,646	$—	$170,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$15,131	$—	$—	$—	$15,131
Cash paid for income taxes	$—	$278	$171	$—	$449

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2017. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q.
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
General

While oil prices have recently increased from previous lows experienced earlier in this downcycle, they still remain below levels that prevailed between 2005 and late 2014. This commodity price driven industry downturn has caused major, international and independent oil companies with deepwater operations to significantly reduce their capital spending budgets for the worldwide exploration or production of oil. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal question facing the offshore oilfield-related industry is the duration of the current downturn in offshore activities. Our current view is that market conditions will remain weak for all or most of 2018. However, given the recent improvement in oil prices, global economic improvement, growth in oil demand and lower exploration and development costs achieved by our customers, we believe that the necessary elements for improved conditions in our market may be taking shape. While impossible to predict with assurance, this market improvement may take-hold as early as 2019. However, a loss of confidence in the oil price recovery or an inability by our customers to sustain cost improvements could derail or postpone a recovery.
While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenue loss over an extended period of time. Even in light of our currently depressed operating levels, we believe cash generated from operations together with cash on hand and availability under the first-lien credit facility should be sufficient to fund our operations and commitments, including the pending $36.6 million four-vessel acquisition, through at least the end of 2019. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of our remaining tranches of 2020 senior notes and 2021 senior notes when they mature in fiscal years 2020 and 2021, respectively. The first-lien credit facility was the first step in addressing the maturities of our unsecured notes. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.

In the GoM, two high-spec OSVs have been delivered into the domestic market so far this year. We expect an additional six high-spec OSVs to be delivered into domestic service through 2019. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 199 of such vessels by the end of 2019. During the first quarter of 2018, there was an average of roughly 34 floating rigs available in the GoM, while an average of 21.3 were working. As of May 2, 2018, there were 31 rigs available and 23 were working. However, five floating rigs have contracts that will expire during the remainder of 2018. We do not know whether the remaining rigs will receive contract renewals for operations in the GoM. Once a rig arrives in the GoM, it can take several months to commence work and, therefore, we do not know the timing of when operations of newly arrived rigs will begin, if at all. Given these market conditions, we anticipate our average dayrates and utilization levels will continue to be depressed for the foreseeable future. However, the GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We believe that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve. Due to a seasonal slowdown in demand, we experienced soft market conditions for our MPSVs in the first three months of 2018. These vessels are used for a wide variety of oilfield applications that are not necessarily related to drilling. Also, we have not seen a significant pick up in the expansion of offshore infrastructure, such as field development that more meaningfully drives MPSV utilization.
In recognition of these weak market conditions, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of March 31, 2018, we had 44 OSVs stacked. As of May 2, 2018, we had 40 OSVs stacked. These 40 stacked vessels represent 57% of our fleetwide vessel headcount, and 39% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations. Upon completing the pending four-vessel acquisition from Aries Marine and certain of its affiliates, we plan to introduce the vessels into our operating fleet and do not currently plan on stacking the vessels.
During the first quarter of 2018, Mexico completed Round 2 of its deepwater auctions. In such auction, there were 19 deepwater blocks awarded that are estimated to bring in USD $4.5 billion of investment in each block over their respective lives. We consider Mexico to be a long-term market for our services, especially in light of energy reforms expected to be carried out there. We continue to explore opportunities to place additional vessels into Mexico to support PEMEX in its ongoing shallow water activity and non-PEMEX customers in support of future shelf and deepwater activity there. In June 2018, Mexico will elect a new President. The leading candidate has stated his intention to roll back some or all of the energy reforms. We continue to monitor political developments and their impact on the Mexican market.
In Brazil, Petrobras has moved towards an "all Brazilian flag" vessel fleet, which has limited opportunities in Brazil for foreign-flagged vessels, except where highly specialized services are required. In January 2016, we placed one of our newbuild HOSMAX 310 class OSVs into Brazilian registry and have imported that vessel into Brazil. In October 2016, Brazil enacted new legislation that will allow international oil companies to participate as operators of pre-salt offshore developments, reversing a policy that had reserved such properties to Petrobras, exclusively. By doing so, the Brazilian government has created the possibility that foreign operators might spur additional exploration and development activity that has been dampened by low oil prices and Petrobras' difficulties. In March 2018, the Brazilian National Petroleum Agency completed a deepwater auction that netted over USD $2.0 billion for the Brazilian government. The outcome of this bidding process is viewed positively for growing the participation of international oil companies in the Brazilian offshore sector, which is one of our core markets.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for nine foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of March 31, 2018, our 18 active new generation OSVs, eight MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	21
Other U.S. coastlines (1)	6
27
Foreign
Brazil	1
Mexico	1
Other Latin America	1
3
Total Vessels (2)	30

(1)	Includes two owned vessels and four managed vessels supporting the military.

(2)
Excluded from this table are 44 new generation OSVs that were stacked as of March 31, 2018. Also excluded are the four vessels included in the pending acquisition from Aries Marine Corporation and certain of its affiliates expected to close in the second quarter of 2018.

Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies and estimates are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our owned new generation OSVs and the average number and size of vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, our shore-base facility and vessel management services, including the four non-owned vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs can have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our eight MPSVs.

	Three Months Ended March 31,
	2018	2017
Offshore Supply Vessels:
Average number of new generation OSVs (1)	62.0	62.0
Average number of active new generation OSVs (2)	18.0	18.1
Average new generation OSV fleet capacity (DWT)	220,072	220,030
Average new generation OSV capacity (DWT)	3,550	3,549
Average new generation OSV utilization rate (3)	20.7%	19.7%
Effective new generation OSV utilization rate (4)	71.3%	67.5%
Average new generation OSV dayrate (5)	$17,985	$27,767
Effective dayrate (6)	$3,723	$5,470

(1)
We owned 62 new generation OSVs as of March 31, 2018. Excluded from this data are eight MPSVs owned and operated by the Company as well as four non-owned vessels managed for the U.S. Navy. Also excluded are the four Aries Marine vessels we have agreed to purchase.

(2)
In response to weak market conditions, we elected to stack certain new generation OSVs on various dates since October 1, 2014. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

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
EBITDA is also a financial metric used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; to compare to the EBITDA of other companies when evaluating potential acquisitions; and to assess our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Components of EBITDA:
Net loss	$(38,655)	$(27,898)
Interest, net
Debt obligations	13,945	13,809
Interest income	(644)	(401)
Total interest, net	13,301	13,408
Income tax benefit	(8,491)	(12,314)
Depreciation	24,648	24,677
Amortization	1,992	3,724
EBITDA	$(7,205)	$1,597
The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
EBITDA Reconciliation to GAAP:
EBITDA	$(7,205)	$1,597
Cash paid for deferred drydocking charges	(1,970)	(3,129)
Cash paid for interest	(15,131)	(13,756)
Cash paid for taxes	(449)	(349)
Changes in working capital	12,833	6,246
Stock-based compensation expense	2,868	2,042
Gain on sale of assets	(43)	(18)
Changes in other, net	223	3,748
Net cash flows used in operating activities	$(8,874)	$(3,619)
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
The following table provides certain detailed adjustments to EBITDA, as defined in our first-lien credit facility, for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$2,868	$2,042
Interest income	644	401
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

Summarized financial information for the three months ended March 31, 2018 and 2017, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$25,224	$30,920	$(5,696)	(18.4)%
Foreign	7,910	4,929	2,981	60.5%
	33,134	35,849	(2,715)	(7.6)%
Non-vessel revenues	8,453	8,230	223	2.7%
	41,587	44,079	(2,492)	(5.7)%
Operating expenses	35,969	27,935	8,034	28.8%
Depreciation and amortization	26,640	28,401	(1,761)	(6.2)%
General and administrative expenses	12,875	14,242	(1,367)	(9.6)%
	75,484	70,578	4,906	7.0%
Gain on sale of assets	43	18	25	>100.0%
Operating loss	(33,854)	(26,481)	(7,373)	27.8%
Interest expense	13,945	13,809	136	1.0%
Interest income	644	401	243	60.6%
Income tax benefit	(8,491)	(12,314)	3,823	(31.0)%
Net loss	$(38,655)	$(27,898)	$(10,757)	38.6%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues. Revenues for the three months ended March 31, 2018 decreased by $2.5 million, or 5.7%, to $41.6 million compared to the same period in 2017. Our weighted-average active operating fleet for the three months ended March 31, 2018 and 2017 was 26.0 and 24.1 vessels, respectively.
Vessel revenues decreased $2.7 million, or 7.6%, to $33.1 million for the three months ended March 31, 2018 compared to $35.8 million for the same period in 2017. The decrease in vessel revenues primarily resulted from a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during the first quarter of 2017, partially offset by higher revenue earned by our MPSVs. Excluding such redelivery fee, vessel revenues for the three months ended March 31, 2018 would have increased by $6.7 million, or 25.2% compared to the same period in 2017. For the three months ended March 31, 2018, we had an average of 44.0 vessels stacked compared to an average of 45.9 vessels stacked in the prior-year period. Revenue from our MPSV fleet increased $6.9 million, or 128%, for the three months ended March 31, 2018 compared to the prior-year period. Average new generation OSV dayrates were $17,985 for the first three months of 2018 compared to $27,767 for the same period in 2017, a decrease of $9,782, or 35.2%. Our first quarter 2017 new generation OSV dayrate includes the above-referenced redelivery fee. Excluding such redelivery fee, average new generation OSV dayrates would have been $19,221. Our new generation OSV utilization was 20.7% for the first three months of 2018 compared to 19.7% for the same period in 2017. Our new generation OSVs incurred 91 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 3,956 days during the first three months of 2018. Excluding stacked vessel days, our new generation OSV effective utilization was 71.3% and 67.5% during the three months ended March 31, 2018 and 2017, respectively. Domestic vessel revenues decreased $5.7 million from the year-ago period primarily due to lower dayrates earned by vessels operating in our domestic fleet during the three months ended March 31, 2018. Foreign vessel revenues increased $3.0 million primarily due to one MPSV working in a foreign region during the three months ended March 31, 2018. Foreign vessel revenues for the first three months of 2018 comprised 23.9% of our total vessel revenues compared to 13.7% for the year-ago period. Non-vessel revenues were in-line with the prior-year period.

Operating Expenses. Operating expenses were $36.0 million, an increase of $8.1 million, or 29.0%, for the three months ended March 31, 2018 compared to $27.9 million for the same period in 2017. Operating expenses were higher due to contract-specific cost-of-sales expenses associated with our MPSV fleet, costs associated with a higher active vessel count during the first quarter of 2018, and increased maintenance and repair expense.
Depreciation and Amortization. Depreciation and amortization expense of $26.6 million was $1.8 million, or 6.2%, lower for the three months ended March 31, 2018 compared to the same period in 2017. Depreciation was in-line compared to the prior-year period. Amortization expense decreased $1.7 million due to postponed recertifications for certain of our stacked OSVs. Amortization expense is expected to decrease further in the near term as a result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $12.9 million was $1.4 million lower during the three months ended March 31, 2018 compared to the same period in 2017. The decrease in G&A expense was primarily attributable to lower bad debt reserves due to the unfavorable ruling in a bankruptcy proceeding related to a receivable from a former customer during the three months ended March 31, 2017. This favorable variance was partially offset by higher incentive compensation expense and higher legal costs.
Operating Loss. Operating loss increased by $7.4 million to an operating loss of $33.9 million during the three months ended March 31, 2018 compared to the same period in 2017 for the reasons discussed above. Operating loss as a percentage of revenues was 81.4% for the three months ended March 31, 2018 compared to 60.1% for the same period in 2017.
Interest Expense. Interest expense of $13.9 million was in-line compared to the same period in 2017. During the three months ended March 31, 2018, we recorded $2.3 million of capitalized construction period interest, or roughly 14.2% of our total interest costs, compared to having capitalized $2.4 million, or roughly 14.8% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.6 million during the three months ended March 31, 2018, which was slightly higher than the same period in 2017. Our average cash balance decreased to $186.8 million for the three months ended March 31, 2018 compared to $221.0 million for the same period in 2017. The average interest rate earned on our invested cash balances was 1.4% and 0.7% during the three months ended March 31, 2018 and 2017, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the repurchase of a portion of our 2019 convertible senior notes and 2020 senior notes during the second quarter of 2017, cash outflows associated with our fifth OSV newbuild program and lower revenues earned by active vessels operating in our fleet during 2018 compared to the prior-year period.
Income Tax Benefit. Our effective tax benefit rate was 18.0% and 30.6% for the three months ended March 31, 2018 and 2017, respectively. Our income tax benefit for the first quarter of 2018 was less than the benefit rate from the first quarter of 2017 due to the rate reduction contained in tax legislation that was enacted in December 2017. The primary impact of this legislation was the reduction of federal corporate income tax rates from 36% to 21% effective as of January 1, 2018. Additionally, the rate for 2018 includes the impact of a valuation allowance provided on state net operating losses and credit carryforwards not expected to be realized. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $10.8 million for a reported net loss of $38.7 million for the three months ended March 31, 2018 compared to a net loss of $27.9 million for the same period during 2017. This increased net loss for the three months ended March 31, 2018 was primarily attributable to the contract termination fee revenue recognized during the first quarter of 2017.

Liquidity and Capital Resources
We have a partially drawn $300 million first-lien credit facility guaranteed by our significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower. The first-lien credit facility has a six-year term maturing in June 2023. The first-lien credit facility contains customary representations and warranties, covenants and events of default, but only one maintenance covenant, which is a $25 million minimum liquidity requirement. See Note 6 for further discussion of this facility.
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
We regularly review all of our debt agreements, including the first-lien credit facility, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the long-term viability of our business model upon improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices, which together with oil and natural gas being produced in greater volumes onshore, has impacted the extent of offshore exploration and development activities, resulting in lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand and remaining undrawn availability under the first-lien credit facility should be sufficient to fund our operations and commitments, including the pending $36.6 million four-vessel acquisition, through at least December 31, 2019. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The first-lien credit facility was the first step in addressing the maturities of our unsecured notes. Refinancing in the current climate is not likely to be achievable on terms that are in-line with our historic cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.
As of March 31, 2018, we had total liquidity (cash and credit availability) of $307.5 million, comprised of $170.8 million of cash and $136.7 million of availability under the first-lien credit facility. As of May 9, 2018, we are in compliance with all applicable covenants under our first-lien credit facility.
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
Events beyond our control, such as sustained low prices for oil and natural gas, a further significant decline in such commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the "Forward Looking Statements" on page ii and "Item 1A—Risk Factors" of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows in the future. Should the need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets. See further discussion in the Contractual Obligations section below.
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $8.9 million for the three months ended March 31, 2018 compared to cash flows used in operating activities of $3.6 million for the same period in 2017. Operating cash flows for the first three months of 2018 were unfavorably affected by weak market conditions for our vessels operating worldwide, chiefly our MPSVs.
Investing Activities. Net cash used in investing activities was $6.6 million for the three months ended March 31, 2018 compared to $3.5 million for the same period in 2017. Cash used during the first three months of 2018 consisted primarily of capital improvements made to our operating fleet as well as construction costs paid for our fifth OSV newbuild program. Cash used during the first three months of 2017 consisted primarily of construction costs paid for our fifth OSV newbuild program.
Financing Activities. Net cash used in financing activities was $0.5 million for the three months ended March 31, 2018 compared to $0.6 million net cash used in financing activities for the same period in 2017. Net cash used in financing activities for the three months ended March 31, 2018 and 2017 resulted from shares withheld for payment of taxes due to restricted stock unit vestings.
Contractual Obligations
Debt
As of March 31, 2018, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $1,836 (1)	$365,106	6.08%	$10,779	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $2,899 (1)	447,101	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $5,680 and deferred financing costs of $1,273	92,695	6.23%	747	March 1 and September 1
First-lien credit facility due 2023, plus deferred gain of $18,251, net of original issue discount of $1,171 and deferred financing costs of $3,287 (2)	177,115	7.87%	1,142	Variable
	$1,082,017

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien credit facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on March 31, 2018. Please see Note 6 for further discussion of the variable interest rate included within the first-lien credit facility.

The credit agreement governing the first-lien credit facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the three months ended March 31, 2018, we were in compliance with all applicable financial covenants. We continuously review our debt covenants and report to our first-lien lenders our compliance with all applicable covenants on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.

Growth Capital Expenditures and Related Commitments
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contract for such vessels. The Company intends to work with the performance bond surety to find a shipyard that can finish construction and deliver such vessels in 2019. The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the three months ended March 31, 2018 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Three Months Ended March 31, 2018	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$0.4	$1,273.1	$1,335.0	2Q2013-3Q2019

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of May 2, 2018, we had placed 22 vessels in service under such program. The remaining two vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service in the second and third quarters of 2019.

On April 13, 2018, the Company entered into a definitive vessel purchase agreement with Aries Marine Corporation and certain of its affiliates to acquire four high-spec Jones Act-qualified OSVs and related equipment for $36.6 million in cash, subject to usual and customary closing conditions. The Company expects to close on the purchase of such assets during the second quarter of 2018.

Maintenance and Other Capital Expenditures
The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three months ended March 31, 2018 and 2017, respectively, and a forecast for the fiscal year ending December 31, 2018 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2018
	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$2.0	$3.1	$14.5
Other vessel capital improvements (2)	2.6	0.1	7.9
	4.6	3.2	22.4
Other Capital Expenditures
Commercial-related capital expenditures (3)	1.3	0.1	5.4
Non-vessel related capital expenditures (4)	—	0.1	0.3
	1.3	0.2	5.7
Total	$5.9	$3.4	$28.1

(1)	Deferred drydocking charges for 2018 include the projected recertification costs for 11 OSVs and two MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(3)
Commercial-related capital expenditures, including vessel improvements such as the addition of cranes, ROVs, helidecks, living quarters and other specialized vessel equipment, or the modification of vessel capacities or capabilities, such as DP upgrades and mid-body extensions, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers; and commercial-related intangibles.

(4)	Non-vessel related capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weak or cuts in capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; any negative impact on the Company’s ability to successfully complete the remainder of its current vessel newbuild program on-time; the inability to successfully integrate the pending acquisition of four high-spec OSVs; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire; administrative barriers to exploration and production activities in Brazil; disruption in the timing and/or extent of Mexican offshore activities; age or other restrictions imposed on our vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting our MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the possible loss or material limitation of the Company's tax net operating loss carryforwards and other attributes due to a change in control, as defined in Section 382 of the Internal Revenue Code; or the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2019, 2020 and 2021; or the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt under the Company’s senior notes indentures and the first-lien credit facility. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual lenders to provide funding under the Company’s first-lien credit facility, if and when required. Further, the Company can give no assurance regarding when and to what extent it will effect common stock or note repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
None.
Item 1A—Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

10.3	—
First Amendment to First Lien Term Loan Agreement dated as of June 15, 2017 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, and the lenders party thereto with accompanying Exhibit A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2018).

*10.4	—	Form of Amended Appendix A to Employment Agreements for Named Executive Officers.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 9, 2018	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer