Form 10-Q
period 2018-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2018-08-09
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2018 was 37,595,348.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,065	$186,849
Accounts receivable, net of allowance for doubtful accounts of $6,103 and $6,054, respectively	57,073	44,702
Other current assets	16,006	16,890
Total current assets	182,144	248,441
Property, plant and equipment, net	2,482,733	2,501,013
Deferred charges, net	17,846	12,812
Other assets	6,436	6,612
Total assets	$2,689,159	$2,768,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,615	$16,196
Accrued interest	15,790	14,734
Accrued payroll and benefits	12,364	9,475
Other accrued liabilities	13,018	8,457
Total current liabilities	60,787	48,862
Long-term debt, including deferred gain of $17,457 and $18,911, and net of original issue discount of $5,822 and $7,862 and deferred financing costs of $8,452 and $10,134, respectively	1,083,094	1,080,826
Deferred tax liabilities, net	179,124	197,465
Other liabilities	2,522	3,801
Total liabilities	1,325,527	1,330,954
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,595 and 37,144 shares issued and outstanding, respectively	376	371
Additional paid-in-capital	760,939	760,278
Retained earnings	604,855	668,598
Accumulated other comprehensive income (loss)	(2,538)	8,677
Total stockholders’ equity	1,363,632	1,437,924
Total liabilities and stockholders’ equity	$2,689,159	$2,768,878

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Vessel revenues	$49,481	$29,339	$82,615	$65,188
Non-vessel revenues	8,950	8,087	17,403	16,317
	58,431	37,426	100,018	81,505
Costs and expenses:
Operating expenses	34,858	31,368	70,827	59,303
Depreciation	24,630	24,679	49,278	49,356
Amortization	2,256	3,266	4,248	6,990
General and administrative expenses	12,246	9,432	25,121	23,674
	73,990	68,745	149,474	139,323
Gain (loss) on sale of assets	(13)	1	30	19
Operating loss	(15,572)	(31,318)	(49,426)	(57,799)
Other income (expense):
Gain on early extinguishment of debt	—	15,478	—	15,478
Interest income	519	464	1,163	865
Interest expense	(16,401)	(13,429)	(30,346)	(27,238)
Other income (expense), net	(72)	54	(63)	(269)
	(15,954)	2,567	(29,246)	(11,164)
Loss before income taxes	(31,526)	(28,751)	(78,672)	(68,963)
Income tax benefit	(6,438)	(9,262)	(14,929)	(21,576)
Net loss	$(25,088)	$(19,489)	$(63,743)	$(47,387)
Loss per share:
Basic loss per common share	$(0.67)	$(0.53)	$(1.70)	$(1.29)
Diluted loss per common share	$(0.67)	$(0.53)	$(1.70)	$(1.29)
Weighted average basic shares outstanding	37,496	36,769	37,419	36,683
Weighted average diluted shares outstanding	37,496	36,769	37,419	36,683

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net loss	$(25,088)	$(19,489)	$(63,743)	$(47,387)
Other comprehensive income (loss):
Foreign currency translation loss	(10,916)	(2,976)	(11,215)	(1,207)
Total comprehensive loss	$(36,004)	$(22,465)	$(74,958)	$(48,594)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,743)	$(47,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	49,278	49,356
Amortization	4,248	6,990
Stock-based compensation expense	4,753	3,014
Gain on early extinguishment of debt	—	(15,478)
Provision for bad debts	49	4,032
Deferred tax benefit	(15,360)	(24,243)
Amortization of deferred financing costs	2,217	6,137
Gain on sale of assets	(30)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(19,639)	(6,199)
Other current and long-term assets	1,038	(3,127)
Deferred drydocking charges	(3,351)	(5,955)
Accounts payable	9,427	9,124
Accrued liabilities and other liabilities	2,405	631
Accrued interest	1,055	(1,002)
Net cash used in operating activities	(27,653)	(24,126)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for acquisition of offshore supply vessels	(40,868)	—
Costs incurred for OSV newbuild program	(2,757)	(7,063)
Net proceeds from sale of assets	57	33
Vessel capital expenditures	(5,482)	(485)
Non-vessel capital expenditures	(81)	(548)
Net cash used in investing activities	(49,131)	(8,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Credit Facility	—	980
Repurchase of senior notes due 2020	—	(5,057)
Repurchase of convertible notes	—	(49,631)
Deferred financing costs	—	(5,636)
Shares withheld for payment of employee withholding taxes	(536)	(573)
Net cash proceeds from other shares issued	260	258
Net cash used in financing activities	(276)	(59,659)
Effects of exchange rate changes on cash	(724)	(396)
Net decrease in cash and cash equivalents	(77,784)	(92,244)
Cash and cash equivalents at beginning of period	186,849	217,027
Cash and cash equivalents at end of period	$109,065	$124,783
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$29,304	$26,199
Cash paid for income taxes	$650	$710
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loan	$—	$127,096

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. Recent Accounting Pronouncements

Standard	Description	Required Date of Adoption	Effect on the financial statements and other significant matters
Standards that have been adopted
ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606)
This standard requires entities to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires retrospective application.
January 1, 2018
This ASU replaces most existing revenue recognition guidance in U.S. GAAP. The Company adopted ASU 2014-09 on January 1, 2018 under the modified retrospective method. Based on the Company's review of its open revenue-related contracts on the date of adoption, it was determined that there was no cumulative effect of applying the new standard and therefore no adjustment to the opening retained earnings balance was needed as of January 1, 2018. See Note 3 - Revenues from Contracts with Customers for additional information.

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
		January 1, 2019	The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements. See further discussion below.

ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"	This standard allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting form The Tax Cuts and Jobs Act.	January 1, 2019	The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements.

ASU No. 2018-11, "Leases" (Topic 842): Targeted Improvements
This standard provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in such period. Also, this standard allows lessors to elect to not separate non-lease components from the associated lease components if certain criteria are met.
		January 1, 2019	The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements. See further discussion below.

ASC 842, Leases

Lessor Accounting

In July 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-11 that allows for 1) a transition option that will allow companies to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption and will allow the Company to continue to apply legacy guidance, ASC 840 Leases, including its disclosure requirements, for comparative periods presented, and 2) an option for lessors to combine lease and non-lease components contained within the same agreement when certain criteria are met. The Company does not expect a change in the timing or amounts of revenues recognized upon the adoption of this standard.

Lessee Accounting

The primary difference between current accounting standards and ASC 842 is the recognition of right-of-use assets and corresponding liabilities by lessees for those leases classified as operating leases under current accounting standards. The estimated impact of the adoption of this ASC based on the lease arrangements for which the Company is the lessee as of June 30, 2018, will be an increase to assets and liabilities on the Company's financial statements to reflect the right-of-use assets and lease obligations in a range from $27.0 million to $30.0 million. The adoption of the new standard is not expected to result in a change in the amount of lease expense currently being recognized.

3. Revenues from Contracts with Customers

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers using the modified retrospective method. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. Accordingly, the Company did not make an adjustment to the opening balance of retained earnings in order to account for the implementation of the new requirements of this standard, and it did not restate prior period information for the effects of the new standard.

The services that are provided by the Company represent a single performance obligation under our contracts that are satisfied at a point in time or over time. Revenues are earned primarily by (1) chartering the Company's vessels, including operation of such vessels, (2) providing vessel management services to third party vessel owners, and (3) providing shore-based port facility services, including rental of land. These revenue streams are provided to customers based upon contracts that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The Company's vessel revenues, vessel management revenues and port facility revenues are recognized either at a point in time or over the passage of time when the customer has received or is receiving the benefit from the applicable service. Revenues are recognized when the performance obligations are satisfied in accordance with contractual terms and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the services rendered or rentals provided. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Invoices are typically billed to our customers on a monthly basis and payment terms on customer invoices typically range 30 to 60 days.

A performance obligation under contracts with the Company's customers to render services is the unit of account under Topic 606. The Company accounts for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered provided on its own or with other resources that are readily available to the customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

As of June 30, 2018, the Company has certain remaining performance obligations representing contracted vessel revenues for which work has not been performed and such contracts have an original expected duration of more than one year. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for such contracts was $16.4 million, of which $15.8 million and $0.6 million are expected to be recognized in 2018 and 2019, respectively. The Company has elected to apply the optional exemption for the disclosure of the remaining performance obligations for any of its revenue streams that are expected to have a duration of one year or less and, therefore, such amounts have not been disclosed.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

For the three and six months ended June 30, 2018 and 2017, the Company recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Vessel revenues	$49,481	$29,339	$82,615	$65,188
Vessel management revenues	7,974	7,320	15,733	14,773
Shore-based facility revenues	976	767	1,670	1,544
	$58,431	$37,426	$100,018	$81,505
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(25,088)	$(19,489)	$(63,743)	$(47,387)
Weighted average number of shares of common stock outstanding	37,496	36,769	37,419	36,683
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—	—	—
Weighted average number of dilutive shares of common stock outstanding	37,496	36,769	37,419	36,683
Loss per common share:
Basic loss per common share	$(0.67)	$(0.53)	$(1.70)	$(1.29)
Diluted loss per common share	$(0.67)	$(0.53)	$(1.70)	$(1.29)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 529 and 639 shares of common stock for the three and six months ended June 30, 2018 and 992 and 988 shares of common stock for the three and six months ended June 30, 2017, respectively.

(2)
For the six months ended June 30, 2018 and 2017, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

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

During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purposes of calculating the undiscounted cash flows, the Company grouped its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups had sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such groups. While the Company has not observed any new impairment indicators since the second quarter of 2016, the Company has reviewed and updated, as necessary, the assumptions used in determining its undiscounted cash flow projections for each asset group to reflect current market conditions. After reviewing the results of these updated projections, the Company determined that each of its asset groups continue to have sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group.

6. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	June 30, 2018	December 31, 2017
5.875% senior notes due 2020, net of deferred financing costs of $1,611 and $2,061	$365,331	$364,881
5.000% senior notes due 2021, net of deferred financing costs of $2,657 and $3,142	447,343	446,858
1.500% convertible senior notes due 2019, net of original issue discount of $4,707 and $6,634 and deferred financing costs of $1,055 and $1,486	93,885	91,527
First-lien credit facility due 2023, including deferred gain of $17,457 and $18,911, and net of original issue discount of $1,115 and $1,228, and deferred financing costs of $3,129 and $3,445	176,535	177,560
	$1,083,094	$1,080,826
The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$10,779	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	747	March 1 and September 1
First-lien credit facility due 2023 (1)	1,202	Variable

(1)
The interest rate on the Credit Facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on June 30, 2018. Please see further discussion of the variable interest rate below.

First-Lien Credit Facility
The Company's $300 million first-lien credit facility, or Credit Facility, matures in June 2023 and currently provides for $136.7 million of additional available liquidity, $68.0 million of which is required to be drawn by December 31, 2018 with the remaining balance required to be drawn by September 1, 2019. The Company can use draws under the facility for working capital and general corporate purposes, including the acquisition of distressed assets and/or the refinancing of existing debt, subject to, among other things, compliance with certain covenants requiring the Company to maintain access to liquidity (cash and credit availability) of $25.0 million at all times. The minimum liquidity level required for prepayment of the Company’s existing

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

indebtedness and/or certain other restricted payments is $65.0 million. The Credit Facility is collateralized by 55 domestic high-spec OSVs and MPSVs, including a security interest in two pending MPSV newbuilds, and associated personalty, as well as by certain deposit and securities accounts. Borrowings accrue interest, at the Company’s option, at either an adjusted London Interbank Offered Rate (subject to a 1.00% floor) plus an applicable margin or the greatest of (a) the prime rate announced by The Wall Street Journal, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, and (c) the London Interbank Offered Rate plus, 1%, plus, an applicable a margin.
On March 27, 2018, the Company entered into an amendment with its first-lien lenders to clarify various provisions in and made certain technical revisions to the Credit Facility, primarily dealing with the administerial permissabilities regarding vessel reflagging transactions and permitted acquisition indebtedness, among other matters.
The agreement governing the Credit Facility and the indentures governing the Company's 2020 senior notes and 2021 senior notes impose certain restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, 2019 convertible senior notes and Credit Facility by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy for such outstanding notes.
As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	June 30, 2018			December 31, 2017
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$366,942	$365,331	$274,289	$366,942	$364,881	$244,714
5.000% senior notes due 2021	450,000	447,343	295,313	450,000	446,858	236,250
1.500% convertible senior notes due 2019	99,647	93,885	77,167	99,647	91,527	74,486
First-lien credit facility due 2023 (1)	163,322	176,535	162,718	163,322	177,560	162,505
	$1,079,911	$1,083,094	$809,487	$1,079,911	$1,080,826	$717,955

(1)	The carrying value of the Credit Facility due 2023 includes a deferred gain of $17,457 less original issue discount and deferred financing costs of $4,244.
Capitalized Interest
During the three months ended June 30, 2018, the Company did not capitalize any of its interest costs. During the six months ended June 30, 2018, the Company capitalized approximately $2.3 million of interest costs related to the construction of vessels. During the three and six months ended June 30, 2017, the Company capitalized approximately $2.5 million and $4.9 million, respectively, of interest costs related to the construction of vessels.

7. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

employees and directors. As of June 30, 2018, the Company has granted awards covering 4.68 million shares of common stock under such plan.
During the six months ended June 30, 2018, the Company granted 1,527,102 time-based and 939,391 performance-based phantom restricted stock units. The phantom shares to be received under the performance-based phantom restricted stock units are calculated based on the Company's performance compared to two pre-determined criteria, as defined by the phantom restricted stock unit agreements governing such awards. The actual number of shares that could be received by the award recipients can range from 0% to 150% of the awards granted depending on the Company's performance.
The fair value of the Company’s performance-based phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. All phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the phantom restricted stock units granted in 2018, the Company granted performance-based and time-based restricted stock units and phantom restricted stock units in prior years. During the six months ended June 30, 2018, the Company issued 426,896 shares of common stock due to vestings of restricted stock units and employee purchases under the Company's Employee Stock Purchase Plan.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss before income taxes	$1,885	$972	$4,753	$3,014
Net loss	$1,500	$659	$3,850	$2,071
Earnings per common share:
Basic earnings per common share	$0.04	$0.02	$0.10	$0.06
Diluted earnings per common share	$0.04	$0.02	$0.10	$0.06

8. Commitments and Contingencies
Vessel Construction
During the first quarter of 2018, the Company notified the shipyard that it was terminating the construction contracts for the final two vessels in the Company's fifth OSV newbuild program due to performance issues at the shipyard. The Company is working with the issuer of the shipyard's performance bonds in order to complete the construction of the vessels at a completion yard. The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $17.0 million, and $44.8 million are currently expected to be incurred in the remainder of 2018 and fiscal 2019, respectively. However, the timing of these remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of the final two newbuild vessels. From the inception of this program through June 30, 2018, the Company had incurred $1,273.2 million, or 95.4%, of total expected project costs.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Vessel Acquisitions
On May 18, 2018, the Company completed the acquisition of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation and certain of its affiliates for $40.9 million in cash, inclusive of $4.0 million related to a non-compete intangible asset that will be amortized over the life of such asset, or two years. Also included in this transaction was the cost of fuel and lube inventory and transactions fees. The acquired vessels are all U.S.-flagged and are comprised of two 300 class OSVs and two 280 class OSVs. The Company determined that substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets and, therefore, has accounted for such transaction as an asset acquisition under ASU 2017-01.
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
9. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued lease expense	$5,278	$5,142
Deferred revenues	2,122	460
Other	5,618	2,855
Total	$13,018	$8,457

10. Income Taxes
The Tax Cuts and Jobs Act, or the Act, was signed into law on December 22, 2017. The primary impact of this legislation was a reduction of the U.S. federal corporate tax rate from 35% to 21% generally effective January 1, 2018. As of December 31, 2017, the Company included in its income tax benefit rate a preliminary estimate related to executive compensation, alternative minimum tax refundable credits, taxation in its foreign jurisdictions, and re-measurement of its deferred taxes. As of June 30, 2018, the Company has not identified or recorded any revisions to its provisional amounts and has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made reasonable estimates of the effects and recorded provisional amounts. The Company's provisional estimates on Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion and Anti-Abuse, and the IRC Section 163(j) interest limitation did not materially impact its effective tax benefit rate for the three months ended June

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

30, 2018. The Company will continue to refine its calculations as additional tax guidance becomes available and its internal analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as allowed under Staff Accounting Bulletin 118, which was issued by the Securities and Exchange Commission on December 22, 2017.
The effective tax benefit rate for the six months ended June 30, 2018 and 2017 was 19.0% and 31.3%, respectively. The lower benefit rate for the quarter ended June 30, 2018 was primarily due to the reduction of the statutory corporate income tax rate from 35% to 21% resulting from the Act. In addition, the Company established valuation allowances in 2017 for foreign tax credit carryforwards based upon management's conclusion that it is more likely than not such losses and credits will not be realized by their expiration dates.
11. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017, respectively, for the domestic subsidiaries of the Company that serve as co-borrower and/or guarantors of the Company's 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the Credit Facility, as well as the financial results for the Company's subsidiaries that do not serve as guarantors. The co-borrower and/or guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the Credit Facility are 100% owned, directly or indirectly, by Hornbeck Offshore Services, Inc. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7	$103,862	$5,196	$—	$109,065
Accounts receivable, net of allowance for doubtful accounts of $6,103	—	51,970	5,188	(85)	57,073
Other current assets	53	14,866	1,087	—	16,006
Total current assets	60	170,698	11,471	(85)	182,144
Property, plant and equipment, net	—	2,285,189	197,544	—	2,482,733
Deferred charges, net	—	15,967	1,879	—	17,846
Intercompany receivable	1,782,674	758,505	220,164	(2,761,343)	—
Investment in subsidiaries	721,406	8,602	—	(730,008)	—
Other assets	—	5,890	546	—	6,436
Total assets	$2,504,140	$3,244,851	$431,604	$(3,491,436)	$2,689,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$18,657	$958	$—	$19,615
Accrued interest	15,790	—	—	—	15,790
Accrued payroll and benefits	—	11,712	652	—	12,364
Other accrued liabilities	—	12,555	548	(85)	13,018
Total current liabilities	15,790	42,924	2,158	(85)	60,787
Long-term debt, including deferred gain of $17,457, and net of original issue discount of $5,822 and deferred financing costs of $8,452	1,083,094	—	—	—	1,083,094
Deferred tax liabilities, net	—	177,433	1,691	—	179,124
Intercompany payables	39,509	2,264,292	466,567	(2,770,368)	—
Other liabilities	—	2,479	43	—	2,522
Total liabilities	1,138,393	2,487,128	470,459	(2,770,453)	1,325,527
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,595 shares issued and outstanding	376	—	—	—	376
Additional paid-in capital	760,939	37,978	8,602	(46,580)	760,939
Retained earnings	604,432	719,745	(44,919)	(674,403)	604,855
Accumulated other comprehensive loss	—	—	(2,538)	—	(2,538)
Total stockholders’ equity	1,365,747	757,723	(38,855)	(720,983)	1,363,632
Total liabilities and stockholders’ equity	$2,504,140	$3,244,851	$431,604	$(3,491,436)	$2,689,159

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$57,963	$468	$—	$58,431
Costs and expenses:
Operating expenses	—	32,209	2,649	—	34,858
Depreciation	—	22,874	1,756	—	24,630
Amortization	—	1,939	317	—	2,256
General and administrative expenses	82	11,456	708	—	12,246
	82	68,478	5,430	—	73,990
Loss on sale of assets	—	(13)	—	—	(13)
Operating loss	(82)	(10,528)	(4,962)	—	(15,572)
Other income (expense):
Interest income	—	457	62	—	519
Interest expense	(16,401)	—	—	—	(16,401)
Equity in earnings (losses) of consolidated subsidiaries	(8,605)	—	—	8,605	—
Other income (expense), net	—	(2,036)	1,964	—	(72)
	(25,006)	(1,579)	2,026	8,605	(15,954)
Income (loss) before income taxes	(25,088)	(12,107)	(2,936)	8,605	(31,526)
Income tax expense (benefit)	—	(6,555)	117	—	(6,438)
Net income (loss)	$(25,088)	$(5,552)	$(3,053)	$8,605	$(25,088)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(25,088)	$(5,552)	$(3,053)	$8,605	$(25,088)
Other comprehensive income:
Foreign currency translation loss	—	—	(10,916)	—	(10,916)
Total comprehensive income (loss)	$(25,088)	$(5,552)	$(13,969)	$8,605	$(36,004)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$98,278	$1,797	$(57)	$100,018
Costs and expenses:
Operating expenses	—	66,194	4,687	(54)	70,827
Depreciation	—	46,180	3,098	—	49,278
Amortization	—	3,738	510	—	4,248
General and administrative expenses	138	23,825	1,161	(3)	25,121
	138	139,937	9,456	(57)	149,474
Gain on sale of assets	—	30	—	—	30
Operating loss	(138)	(41,629)	(7,659)	—	(49,426)
Other income (expense):
Interest income	—	1,026	137	—	1,163
Interest expense	(30,346)	—	—	—	(30,346)
Equity in earnings (losses) of consolidated subsidiaries	(33,259)	—	—	33,259	—
Other income (expense), net	—	(20)	(43)	—	(63)
	(63,605)	1,006	94	33,259	(29,246)
Income (loss) before income taxes	(63,743)	(40,623)	(7,565)	33,259	(78,672)
Income tax expense (benefit)	—	(14,854)	(75)	—	(14,929)
Net income (loss)	$(63,743)	$(25,769)	$(7,490)	$33,259	$(63,743)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Six Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(63,743)	$(25,769)	$(7,490)	$33,259	$(63,743)
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	(11,215)	—	(11,215)
Total comprehensive income (loss)	$(63,743)	$(25,769)	$(18,705)	$33,259	$(74,958)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$36,325	$1,406	$(305)	$37,426
Costs and expenses:
Operating expenses	—	28,337	3,338	(307)	31,368
Depreciation	—	23,368	1,311	—	24,679
Amortization	—	2,903	363	—	3,266
General and administrative expenses	74	8,734	633	(9)	9,432
	74	63,342	5,645	(316)	68,745
Gain on sale of assets	—	1	—	—	1
Operating income (loss)	(74)	(27,016)	(4,239)	11	(31,318)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—	—	15,478
Interest income	—	363	101	—	464
Interest expense	(13,429)	—	—	—	(13,429)
Equity in earnings (losses) of consolidated subsidiaries	(21,464)	—	—	21,464	—
Other income (expense), net	—	1,023	(958)	(11)	54
	(19,415)	1,386	(857)	21,453	2,567
Income (loss) before income taxes	(19,489)	(25,630)	(5,096)	21,464	(28,751)
Income tax expense (benefit)	—	(9,611)	349	—	(9,262)
Net income (loss)	$(19,489)	$(16,019)	$(5,445)	$21,464	$(19,489)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(19,489)	$(16,019)	$(5,445)	$21,464	$(19,489)
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	(2,976)	—	(2,976)
Total comprehensive income (loss)	$(19,489)	$(16,019)	$(8,421)	$21,464	$(22,465)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$70,047	$11,721	$(263)	$81,505
Costs and expenses:
Operating expenses	—	52,866	6,704	(267)	59,303
Depreciation	—	46,722	2,634	—	49,356
Amortization	—	6,215	775	—	6,990
General and administrative expenses	110	22,320	1,251	(7)	23,674
	110	128,123	11,364	(274)	139,323
Gain on sale of assets	—	18	1	—	19
Operating income (loss)	(110)	(58,058)	358	11	(57,799)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—	—	15,478
Interest income	—	688	177	—	865
Interest expense	(27,238)	—	—	—	(27,238)
Equity in earnings (losses) of consolidated subsidiaries	(35,517)	—	—	35,517	—
Other income(expense), net	—	3,646	(3,904)	(11)	(269)
	(47,277)	4,334	(3,727)	35,506	(11,164)
Income (loss) before income taxes	(47,387)	(53,724)	(3,369)	35,517	(68,963)
Income tax expense (benefit)	—	(22,095)	519	—	(21,576)
Net income (loss)	$(47,387)	$(31,629)	$(3,888)	$35,517	$(47,387)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(47,387)	$(31,629)	$(3,888)	$35,517	$(47,387)
Other comprehensive income:
Foreign currency translation gain (loss)	—	(149)	(1,058)	—	(1,207)
Total comprehensive income (loss)	$(47,387)	$(31,778)	$(4,946)	$35,517	$(48,594)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$279	$(26,825)	$(1,107)	$—	$(27,653)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for acquisition of offshore supply vessels	—	(40,868)	—	—	(40,868)
Costs incurred for OSV newbuild program #5	—	(2,757)	—	—	(2,757)
Net proceeds from sale of assets	—	57	—	—	57
Vessel capital expenditures	—	(4,394)	(1,088)	—	(5,482)
Non-vessel capital expenditures	—	(97)	16	—	(81)
Net cash used in investing activities	—	(48,059)	(1,072)	—	(49,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld for employee withholding taxes	(536)	—	—	—	(536)
Net cash proceeds from other shares issued	260	—	—	—	260
Net cash used in financing activities	(276)	—	—	—	(276)
Effects of exchange rate changes on cash	—	—	(724)	—	(724)
Net increase (decrease) in cash and cash equivalents	3	(74,884)	(2,903)	—	(77,784)
Cash and cash equivalents at beginning of period	4	178,746	8,099	—	186,849
Cash and cash equivalents at end of period	$7	$103,862	$5,196	$—	$109,065
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$29,304	$—	$—	$—	$29,304
Cash paid for income taxes	$—	$426	$224	$—	$650

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$59,666	$(91,432)	$7,640	$—	$(24,126)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(7,455)	392	—	(7,063)
Net proceeds from sale of assets	—	33	—	—	33
Vessel capital expenditures	—	(243)	(242)	—	(485)
Non-vessel capital expenditures	—	(531)	(17)	—	(548)
Net cash provided by (used in) investing activities	—	(8,196)	133	—	(8,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Credit Facility	980	—	—	—	980
Repurchase of senior notes due 2020	(5,057)	—	—	—	(5,057)
Repurchase of convertible notes	(49,631)	—	—	—	(49,631)
Deferred financing costs	(5,636)	—	—	—	(5,636)
Shares withheld for employee withholding taxes	(573)	—	—	—	(573)
Net cash proceeds from other shares issued	258	—	—	—	258
Net cash used in financing activities	(59,659)	—	—	—	(59,659)
Effects of exchange rate changes on cash	—	(150)	(246)	—	(396)
Net increase (decrease) in cash and cash equivalents	7	(99,778)	7,527	—	(92,244)
Cash and cash equivalents at beginning of period	9	212,196	4,822	—	217,027
Cash and cash equivalents at end of period	$16	$112,418	$12,349	$—	$124,783
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$26,199	$—	$—	$—	$26,199
Cash paid for income taxes	$—	$331	$379	$—	$710
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loan	$127,096	$—	$—	$—	$127,096

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
General

While oil prices have recently increased from previous lows experienced earlier in this downcycle, they still remain below the average prices between 2005 and late 2014. This commodity price driven industry downturn has caused major, international and independent oil companies with deepwater operations to significantly reduce their offshore capital spending budgets for the worldwide exploration or production of oil. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal question facing the offshore oilfield-related industry is the duration of the current downturn in offshore activities. Our current view is that market conditions will remain weak for all of 2018. However, given the recent improvement in oil prices, global economic improvement, growth in oil demand and lower exploration and development costs achieved by our customers, we believe that the necessary elements for improved conditions in our market may be taking shape. While impossible to predict with assurance, this market improvement may begin to take-hold as early as 2019. However, a loss of confidence in the oil price recovery or an inability by our customers to sustain cost improvements could derail or postpone a recovery. Additionally, global economic uncertainty resulting from the escalation in trade barriers, such as the recently announced tariffs, could have a negative impact on global economic growth or on oil markets.
While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenues lost over an extended period of time. Even in light of our currently depressed operating levels, we believe cash generated from operations together with cash on hand and availability under the Credit Facility should be sufficient to fund our operations and commitments through at least the end of 2019. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of our remaining tranches of 2020 senior notes and 2021 senior notes when they mature in fiscal years 2020 and 2021, respectively. The Credit Facility was the first step in addressing the maturities of our unsecured notes. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.

In the GoM, two high-spec OSVs have been delivered into the domestic market so far this year. We expect an additional six high-spec OSVs to be delivered into domestic service through 2019. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 191 of such vessels by the end of 2019. During the second quarter of 2018, there was an average of roughly 31 floating rigs available in the GoM, while an average of 21.0 were working. The average number of floating rigs working in the GoM has remained in the low-twenties for eight consecutive quarters. As of August 1, 2018, there were 30 floating rigs available in the GoM, 20 of which were working. Six floating rigs have contracts that will expire during the remainder of 2018, and we do not know whether these or other idle rigs will receive contract awards or renewals for operations in the GoM. Absent additional fixtures for rigs in the GoM, the number of working rigs may decline in the second half of 2018. Given these market conditions, we expect to see continued challenges in our ability to increase dayrates and utilization in a substantial manner. However, given the overall reduction in active OSVs in the GoM that has resulted from stacking activities, we believe that we may see increased periods of market tightening caused by seasonal increases in activity by our customers or by other factors that may effect vessel supply, such as foreign deployments. Such increases, however, are expected to be temporary in nature. The GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We believe that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve. Due to a seasonal increase in demand, we experienced improved market conditions for our MPSVs in the second quarter of 2018. Some of the charters for our MPSVs have recently concluded and, unless we secure additional work for them, MPSV utilization may be negatively impacted in the second half of 2018. These vessels are used for a wide variety of oilfield applications that are not necessarily related to drilling.
In recognition of these weak market conditions, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of June 30, 2018, we had 40 OSVs and one MPSV stacked, all of which were still stacked as of August 1, 2018. These 41 stacked vessels represent 55% of our fleetwide vessel headcount, and 38% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations. Upon completing the four-vessel acquisition from Aries Marine and certain of its affiliates, we introduced the vessels into our operating fleet and do not currently plan on stacking those vessels.
Mexico and Brazil continue to comprise our two core international markets. In Mexico, the opening of its offshore energy prospects to international participants yielded exploratory success, which has spurred further investment in offshore opportunities there. In order to support customer requirements in Mexico, and based on our long-term view that Mexico will continue to invest directly or allow foreign investment in its offshore energy sector, and increasingly in deepwater prospects, we elected to Mexican flag one HOSMAX 300 class OSV along with a 280 class and a 240 class OSV. The recent presidential election in Mexico may negatively impact the prospects for additional energy reform in Mexico or its attractiveness as a potential market to international companies. However, we believe that current investments will proceed. In Brazil, we are seeing modest increases in offshore activity driven, in part, by Brazil's further opening of its "pre-salt" prospects to international oil companies, many of which have shown significant interest in such prospects.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for 12 foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of June 30, 2018, our 26 active new generation OSVs, seven MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	18
Other U.S. coastlines (1)	8
26
Foreign
Other Latin America	5
Trinidad	4
Brazil	1
Mexico	1
11
Total Vessels (2)	37

(1)	Includes four owned vessels and four managed vessels supporting the military.

(2)	Excluded from this table are 40 new generation OSVs and one MPSV that were stacked as of June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Offshore Supply Vessels:
Average number of new generation OSVs (1)	63.9	62.0	63.0	62.0
Average number of active new generation OSVs (2)	22.7	20.7	20.4	19.4
Average new generation OSV fleet capacity (DWT)	228,925	220,172	224,498	220,172
Average new generation OSV capacity (DWT)	3,583	3,551	3,566	3,551
Average new generation OSV utilization rate (3)	27.0%	22.3%	23.9%	21.0%
Effective new generation OSV utilization rate (4)	76.0%	66.6%	73.9%	67.0%
Average new generation OSV dayrate (5)	$19,566	$17,202	$18,895	$22,129
Effective dayrate (6)	$5,283	$3,836	$4,516	$4,647

(1)	We owned 66 new generation OSVs as of June 30, 2018. Excluded from this data are eight MPSVs owned and operated by the Company as well as four non-owned vessels managed for the U.S. Navy.

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

The following table provides the detailed components of EBITDA as we define that term for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of EBITDA:
Net loss	$(25,088)	$(19,489)	$(63,743)	$(47,387)
Interest, net
Debt obligations	16,401	13,429	30,346	27,238
Interest income	(519)	(464)	(1,163)	(865)
Total interest, net	15,882	12,965	29,183	26,373
Income tax benefit	(6,438)	(9,262)	(14,929)	(21,576)
Depreciation	24,630	24,679	49,278	49,356
Amortization	2,256	3,266	4,248	6,990
EBITDA	$11,242	$12,159	$4,037	$13,756
The following table reconciles EBITDA to cash flows provided by operating activities for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
EBITDA Reconciliation to GAAP:
EBITDA	$11,242	$12,159	$4,037	$13,756
Cash paid for deferred drydocking charges	(1,381)	(2,826)	(3,351)	(5,955)
Cash paid for interest	(14,173)	(12,443)	(29,304)	(26,199)
Cash paid for taxes	(201)	(361)	(650)	(710)
Changes in working capital	(15,990)	(2,813)	(3,157)	3,433
Stock-based compensation expense	1,885	972	4,753	3,014
Gain on early extinguishment of debt	—	(15,478)	—	(15,478)
Gain on sale of assets	13	(1)	(30)	(19)
Changes in other, net	(174)	284	49	4,032
Net cash flows used in operating activities	$(18,779)	$(20,507)	$(27,653)	$(24,126)
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
The following table provides certain detailed adjustments to EBITDA, as defined in our Credit Facility, for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain on early extinguishment of debt	$—	$15,478	$—	$15,478
Stock-based compensation expense	1,885	972	$4,753	$3,014
Interest income	519	464	1,163	865

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

Summarized financial information for the three months ended June 30, 2018 and 2017, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$43,536	$23,646	$19,890	84.1%
Foreign	5,945	5,693	252	4.4%
	49,481	29,339	20,142	68.7%
Non-vessel revenues	8,950	8,087	863	10.7%
	58,431	37,426	21,005	56.1%
Operating expenses	34,858	31,368	3,490	11.1%
Depreciation and amortization	26,886	27,945	(1,059)	(3.8)%
General and administrative expenses	12,246	9,432	2,814	29.8%
	73,990	68,745	5,245	7.6%
Gain (loss) on sale of assets	(13)	1	(14)	>100%
Operating loss	(15,572)	(31,318)	15,746	(50.3)%
Gain on early extinguishment of debt	—	15,478	(15,478)	100.0%
Interest expense	16,401	13,429	2,972	22.1%
Interest income	519	464	55	11.9%
Income tax benefit	(6,438)	(9,262)	2,824	(30.5)%
Net loss	$(25,088)	$(19,489)	$(5,599)	28.7%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues. Revenues for the three months ended June 30, 2018 increased by $21.0 million, or 56.1%, to $58.4 million compared to the same period in 2017. Our weighted-average active operating fleet for the three months ended June 30, 2018 and 2017 was 29.9 and 27.6 vessels, respectively.
Vessel revenues increased $20.1 million, or 68.7%, to $49.5 million for the three months ended June 30, 2018 compared to $29.3 million for the same period in 2017. The increase in vessel revenues was primarily due to seasonally-improved market conditions for our MPSVs and, to a lesser extent, increased revenues from our OSVs. Revenues from our fleet of MPSVs increased by $10.9 million, or 140.3%, compared to the same period in 2017. This increase was primarily attributable to a seasonal increase in demand for such vessels. For the three months ended June 30, 2018, we had an average of 42.0 vessels stacked compared to 42.5 vessels stacked in the prior-year quarter. Average new generation OSV dayrates were $19,566 for the second quarter of 2018 compared to $17,202 for the same period in 2017. Our new generation OSV utilization was 27.0% for the second quarter of 2018 compared to 22.3% for the same period in 2017. Our new generation OSVs were stacked for an aggregate of 3,749 days during the second quarter of 2018 compared to 3,757 days for the same period in 2017. Excluding stacked vessel days, our new generation OSV effective utilization was 76.0% and 66.6% for the same periods, respectively. Domestic vessel revenues increased $19.9 million from the year-ago quarter primarily due to higher effective dayrates earned by our MPSVs and OSVs during the three months ended June 30, 2018. Foreign vessel revenues increased $0.3 million. Foreign vessel revenues for the second quarter of 2018 comprised 12.0% of our total vessel revenues compared to 19.4% for the year-ago period.
Non-vessel revenues increased $0.9 million, or 10.7%, to $9.0 million for the three months ended June 30, 2018 compared to $8.1 million for the same period in 2017. This increase is primarily attributable to higher revenues earned from vessel management services during 2018 compared to the year-ago period.

Operating Expenses. Operating expenses were $34.9 million, an increase of $3.5 million, or 11.1%, for the three months ended June 30, 2018 compared to $31.4 million for the same period in 2017. Operating expenses increased primarily due to four vessels that were acquired in the second quarter of 2018 and a higher number of active vessels in our fleet during the three months ended June 30, 2018. Aggregate cash operating expenses for our vessels are projected to be in the approximate annual range of $140.0 million to $150.0 million for the year ending December 31, 2018. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $26.9 million was $1.1 million, or 3.8%, lower for the three months ended June 30, 2018 compared to the same period in 2017. Depreciation was in-line compared to the prior-year period. The decrease in amortization expense of $1.0 million was mainly driven lower by postponed recertifications for certain of our stacked OSVs. Depreciation expense is expected to increase from current levels as the two remaining vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $12.2 million was $2.8 million higher during the three months ended June 30, 2018 compared to the same period in 2017. The increase in G&A expense was attributable to higher professional fees, short-term incentive compensation and long-term incentive compensation expense. Long-term incentive compensation was higher due to a "mark to market" adjustment on cash-settled awards to reflect the increase in our stock price during the three months ended June 30, 2018 compared to a decrease in our stock price during the three months ended June 30, 2017. These unfavorable variances were partially offset by lower bad debt reserves.
Operating Loss. Operating loss decreased by $15.7 million to $15.6 million during the three months ended June 30, 2018 compared to the same period in 2017 for the reasons discussed above. Operating loss as a percentage of revenues was 26.7% for the three months ended June 30, 2018 compared to 83.7% for the same period in 2017.
Gain on Early Extinguishment of Debt. On June 15, 2017, we terminated the then existing revolving credit facility and replaced it with a $300 million first-lien credit facility, or Credit Facility. We concurrently arranged for the repurchase of $73.3 million of the 2019 convertible senior notes, and $8.1 million of the 2020 senior notes, for an aggregate total of $54.1 million of cash. We recorded a gain on early extinguishment of debt of approximately $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible senior notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the credit facilities and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
Interest Expense. Interest expense of $16.4 million increased $3.0 million during the three months ended June 30, 2018 compared to the same period in 2017 due to lower capitalized interest. During the second quarter of 2018, we did not capitalize any construction period interest compared to $2.5 million, or roughly 15.7% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.5 million during the three months ended June 30, 2018, which was flat compared to the same period in 2017. Our average cash balance decreased to $140.6 million for the three months ended June 30, 2018 compared to $188.4 million for the same period in 2017. The average interest rate earned on our invested cash balances was 0.7% and 1.0% during the three months ended June 30, 2018 and 2017, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the acquisition of four OSVs from Aries Marine and related entities during the second quarter of 2018.
Income Tax Benefit. Our effective tax benefit rate was 20.4% and 32.2% for the three months ended June 30, 2018 and 2017, respectively. Our income tax benefit for the second quarter of 2018 was less than the benefit rate from the second quarter of 2017 due to the rate reduction contained in tax legislation that was enacted in December 2017. The primary impact of this legislation was the reduction of federal corporate income tax rates from 35% to 21%, effective as of January 1, 2018. Additionally, the benefit rate for the current year period and prior year period include the impact of a valuation allowance for certain deferred tax assets that are not expected to be realized by their expiration dates. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $5.6 million for a reported net loss of $25.1 million for the three months ended June 30, 2018 compared to a net loss of $19.5 million for the same period during 2017. Excluding the gain on early extinguishment of debt, net loss would have been $30.0 million for the three months ended June 30, 2017. This decreased net loss, excluding the gain on early extinguishment of debt, was primarily driven by improved market conditions for our MPSVs.

Summarized financial information for the six months ended June 30, 2018 and 2017, respectively, is shown below in the following table (in thousands, except percentage changes):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$68,760	$54,566	$14,194	26.0%
Foreign	13,855	10,622	3,233	30.4%
	82,615	65,188	17,427	26.7%
Non-vessel revenues	17,403	16,317	1,086	6.7%
	100,018	81,505	18,513	22.7%
Operating expenses	70,827	59,303	11,524	19.4%
Depreciation and amortization	53,526	56,346	(2,820)	(5.0)%
General and administrative expenses	25,121	23,674	1,447	6.1%
	149,474	139,323	10,151	7.3%
Gain on sale of assets	30	19	11	57.9%
Operating loss	(49,426)	(57,799)	8,373	(14.5)%
Gain on early extinguishment of debt	—	(15,478)	15,478	100.0%
Interest expense	30,346	27,238	3,108	11.4%
Interest income	1,163	865	298	34.5%
Income tax benefit	(14,929)	(21,576)	6,647	(30.8)%
Net loss	$(63,743)	$(47,387)	$(16,356)	34.5%
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues. Revenues for the six months ended June 30, 2018 increased by $18.5 million, or 22.7%, to $100.0 million compared to the same period in 2017. Our weighted-average active operating fleet for the six months ended June 30, 2018 and 2017 was 28.0 and 25.8 vessels, respectively.
Vessel revenues increased $17.4 million, or 26.7%, to $82.6 million for the six months ended June 30, 2018 compared to $65.2 million for the same period in 2017. The increase in vessel revenues primarily resulted from improved market conditions for our MPSVs and OSVs. Revenues from our MPSV fleet increased $17.9 million, or 135.3%, for the six months ended June 30, 2018 compared to the prior-year period. The prior-year period was favorably impacted by a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during the first six months of 2017. Excluding such redelivery fee, vessel revenues for the six months ended June 30, 2018 would have increased by $26.8 million, or 48.0% compared to the same period in 2017. For the six months ended June 30, 2018, we had an average of 43.0 vessels stacked compared to an average of 44.2 vessels stacked in the prior-year period. Average new generation OSV dayrates were $18,895 for the first six months of 2018 compared to $22,129 for the same period in 2017, a decrease of $3,234, or 14.6%. Excluding the redelivery fee, average new generation OSV dayrates would have been $18,144 for the first six months of 2017. Our new generation OSV utilization was 23.9% for the first six months of 2018 compared to 21.0% for the same period in 2017. Our new generation OSVs incurred 88 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 7,705 days during the first six months of 2018. Excluding stacked vessel days, our new generation OSV effective utilization was 73.9% and 67.0% during the six months ended June 30, 2018 and 2017, respectively. Domestic vessel revenues increased $14.2 million from the year-ago period primarily due to higher dayrates earned by our MPSVs during the six months ended June 30, 2018. Foreign vessel revenues increased $3.2 million primarily due to higher dayrates earned by our OSVs working in foreign regions during the six months ended June 30, 2018. Foreign vessel revenues for the first six months of 2018 comprised 16.8% of our total vessel revenues compared to 16.3% for the year-ago period.
Non-vessel revenues increased $1.1 million, or 6.7%, from the prior-year period. This increase is primarily attributable to higher revenues earned from vessel management services during the six months ended June 30, 2018 compared to the year-ago period.
Operating Expenses. Operating expenses were $70.8 million, an increase of $11.5 million, or 19.4%, for the six months ended June 30, 2018 compared to $59.3 million for the same period in 2017. Operating expenses were higher due increased activity from our MPSVs along with vessels added to our fleet since June 30, 2017.
Depreciation and Amortization. Depreciation and amortization expense of $53.5 million was $2.8 million, or 5.0%, lower for the six months ended June 30, 2018 compared to the same period in 2017. Depreciation was in-line compared to the prior-year period. Amortization expense decreased $2.7 million due to postponed recertifications for certain of our stacked OSVs. Amortization expense is expected to decrease further in the near term as a result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $25.1 million was $1.4 million higher during the six months ended June 30, 2018 compared to the same period in 2017. The increase in G&A expense was primarily attributable to higher professional fees, long-term incentive compensation expense and short-term incentive compensation expense. Long-term incentive compensation was higher due to a "mark to market" adjustment on cash-settled awards to reflect the increase in our stock price during the six months ended June 30, 2018. These unfavorable variances were partially offset by lower bad debt reserves due to the unfavorable ruling in a bankruptcy proceeding related to a receivable from a former customer that was fully reserved during the first half of 2017.
Operating Loss. Operating loss decreased by $8.4 million to an operating loss of $49.4 million during the six months ended June 30, 2018 compared to the same period in 2017 for the reasons discussed above. Operating loss as a percentage of revenues was 49.4% for the six months ended June 30, 2018 compared to 70.9% for the same period in 2017.
Gain on Early Extinguishment of Debt. On June 15, 2017, we terminated our then existing revolving credit facility and replaced it with the Credit Facility. We concurrently arranged for the repurchase $73.3 million of the 2019 convertible senior notes and $8.1 million of the 2020 senior notes, for an aggregate total of $54.1 million of cash. We recorded a gain on early extinguishment of debt of approximately $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the credit facilities and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
Interest Expense. Interest expense of $30.3 million was $3.1 million higher than the same period in 2017. During the six months ended June 30, 2018, we recorded $2.3 million of capitalized construction period interest, or roughly 7.1% of our total interest costs, compared to having capitalized $4.9 million, or roughly 15.3% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $1.2 million during the six months ended June 30, 2018, which was $0.3 million higher than the same period in 2017. Our average cash balance decreased to $167.3 million for the six months ended June 30, 2018 compared to $206.1 million for the same period in 2017. The average interest rate earned on our invested cash balances was 1.4% and 0.7% during the six months ended June 30, 2018 and 2017, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the repurchase of a portion of our 2019 convertible senior notes and 2020 senior notes during the second quarter of 2017 and the acquisition of four vessels during the second quarter of 2018. These outflows were partially offset by draws under our Credit Facility.

Income Tax Benefit. Our effective tax benefit rate was 19.0% and 31.3% for the six months ended June 30, 2018 and 2017, respectively. Our income tax benefit for the second quarter of 2018 was less than the benefit rate from the second quarter of 2017 due to the rate reduction contained in tax legislation that was enacted in December 2017. The primary impact of this legislation was the reduction of federal corporate income tax rates from 35% to 21% effective as of January 1, 2018. Additionally, the benefit rate for the current year period and prior year period include the impact of a valuation allowance for certain deferred tax assets that are not expected to be realized by their expiration dates. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $16.4 million for a reported net loss of $63.7 million for the six months ended June 30, 2018 compared to a net loss of $47.4 million for the same period during 2017. Excluding the gain on early extinguishment of debt, net loss would have been $57.9 million for the six months ended June 30, 2017. This increased net loss, excluding the gain on early extinguishment of debt, was primarily driven by higher interest expense and a lower tax benefit rate in the six months ended June 30, 2018.

Liquidity and Capital Resources
We have a partially drawn $300 million Credit Facility that matures in June 2023 and is guaranteed by our significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower. The Credit Facility contains customary representations and warranties, covenants and events of default, but only one maintenance covenant, which is a $25 million minimum liquidity requirement. See Note 6 for further discussion of this facility.
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our credit facilities and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the balance of 2018.
We regularly review all of our debt agreements, including the Credit Facility, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the long-term viability of our business model upon improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices, which together with oil and natural gas being produced in greater volumes onshore, has impacted the extent of offshore exploration and development activities, resulting in lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand and remaining undrawn availability under the Credit Facility should be sufficient to fund our operations and commitments through at least December 31, 2019. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The Credit Facility was the first step in addressing the maturities of our unsecured notes. Refinancing in the current climate is not likely to be achievable on terms that are in-line with our historic cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.
As of June 30, 2018, we had total liquidity (cash and credit availability) of $245.8 million, comprised of $109.1 million of cash and $136.7 million of availability under the Credit Facility. As of August 9, 2018, we are in compliance with all applicable covenants under our Credit Facility.
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
Events beyond our control, such as sustained low prices for oil and natural gas, a further significant decline in such commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the GoM, declines in expenditures for offshore exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the "Forward Looking Statements" on page ii and "Item 1A—Risk Factors" of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows in the future. Should the need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets. See further discussion in the Contractual Obligations section below.
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $27.7 million for the six months ended June 30, 2018 compared to cash flows used in operating activities of $24.1 million for the same period in 2017. Operating cash flows for the first six months of 2018 continue to be unfavorably affected by weak market conditions for our vessels operating worldwide.
Investing Activities. Net cash used in investing activities was $49.1 million for the six months ended June 30, 2018 compared to $8.1 million for the same period in 2017. Cash used during the first six months of 2018 consisted primarily of the purchase of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation. Cash used during the first six months of 2017 consisted primarily of construction costs paid for our fifth OSV newbuild program.
Financing Activities. Net cash used in financing activities was $0.3 million for the six months ended June 30, 2018 compared to $59.7 million net cash used in financing activities for the same period in 2017. Net cash used in financing activities for the six months ended June 30, 2018 resulted from shares withheld for payment of taxes due to compensatory restricted stock unit vestings. Net cash used in financing activities for the six months ended June 30, 2017 resulted from the repurchase of a portion of the 2019 convertible senior notes and the 2020 senior notes and related financing costs.
Contractual Obligations
Debt
As of June 30, 2018, the Company had the following outstanding long-term debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $1,611 (1)	$365,331	6.08%	$10,779	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $2,657 (1)	447,343	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $4,707 and deferred financing costs of $1,055	93,885	6.23%	747	March 1 and September 1
Credit Facility due 2023, plus deferred gain of $17,457, net of original issue discount of $1,115 and deferred financing costs of $3,129 (2)	176,535	8.60%	1,202	Variable
	$1,083,094

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the Credit Facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on June 30, 2018. Please see Note 6 for further discussion of the variable interest rate included within the Credit Facility.

The credit agreement governing the Credit Facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the six months ended June 30, 2018, we were in compliance with all applicable financial covenants. We continuously review our debt covenants and report to our Credit Facility lenders our compliance with all applicable covenants on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Growth Capital Expenditures and Related Commitments
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contract for such vessels. The Company intends to work with the performance bond surety to find a shipyard that can finish construction and deliver such vessels in 2019. The following table sets forth the amounts incurred for our fifth OSV newbuild program, before construction period interest, during the six months ended June 30, 2018 and since such program’s inception, as well as the estimated total project costs for such program (in millions):

	Six Months Ended June 30, 2018	Incurred Since Inception	Estimated Program Totals (1)	Projected Delivery Dates (1)
Growth Capital Expenditures:
OSV newbuild program #5 (2)	$0.5	$1,273.2	$1,335.0	2Q2013-3Q2019

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

(2)
Our fifth OSV newbuild program consists of vessel construction contracts with three domestic shipyards to build four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of August 1, 2018, we had placed 22 vessels in service under such program. The remaining two vessels under this 24-vessel domestic newbuild program are currently expected to be placed in service in the second and third quarters of 2019.

On May 18, 2018, the Company completed the acquisition of four high-spec Jones Act-qualified OSVs from Aries Marine Corporation and certain of its affiliates for $40.9 million in cash, inclusive of $4.3 million of related vessel equipment, certain intangibles, the cost of fuel and lube inventory and transactions fees. The acquired vessels are all U.S.-flagged and are comprised of two 300 class OSVs and two 280 class OSVs.

Maintenance and Other Capital Expenditures
The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three and six months ended June 30, 2018 and 2017, respectively, and a forecast for the fiscal year ending December 31, 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2018	2017	2018
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$1.4	$2.9	$3.4	$6.0	$13.8
Other vessel capital improvements (2)	1.5	0.2	4.1	0.3	8.4
	2.9	3.1	7.5	6.3	22.2
Other Capital Expenditures
Commercial-related capital expenditures (3)	4.1	0.1	5.4	0.2	5.6
Non-vessel related capital expenditures (4)	0.1	0.4	0.1	0.5	0.3
	4.2	0.5	5.5	0.7	5.9
Total	$7.1	$3.6	$13.0	$7.0	$28.1

(1)	Deferred drydocking charges for 2018 include the projected recertification costs for 11 OSVs and one MPSV.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weak or cuts in capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; any negative impact on the Company’s ability to successfully complete the remainder of its current vessel newbuild program on-time or on-budget; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire; administrative barriers to exploration and production activities in Brazil; disruption in the timing and/or extent of Mexican offshore activities due to the results of the recent Mexican presidential election or changes in law or policy; age or other restrictions imposed on the Company's vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting the Company's MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenues, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the possible loss or material limitation of the Company's tax net operating loss carryforwards and other attributes due to a change in control, as defined in Section 382 of the Internal Revenue Code; or the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2019, 2020 and 2021; or the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt under the Company’s senior notes indentures and the Credit Facility. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual lenders to provide funding under the Company’s Credit Facility, if and when required. Further, the Company can give no assurance regarding when and to what extent it will effect common stock or note repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
“ASC” means Financial Accounting Standards Board Accounting Standards Codification;
“average dayrate” means, when referring to OSVs or MPSVs, average revenues per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs or MPSVs, as applicable, generated revenues. For purposes of vessel brokerage arrangements, this calculation excludes that portion of revenues that is equal to the cost of in-chartering third-party equipment paid by customers;
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

4.21	—	Form of Call Option Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty.

4.22	—	Form of Warrant Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty.

*4.23	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.5% convertible Senior Notes due 2019).

*4.24	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.875% Senior Notes due 2020).

*4.25	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.000% Senior Notes due 2021).

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

10.40	—	Form of Amended Appendix A to Employment Agreements for Named Executive Officers.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit
*101	—	Interactive Data File

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 9, 2018	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer