Form 10-Q
period 2018-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2018-11-09
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2018 was 37,595,348.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,066	$186,849
Accounts receivable, net of allowance for doubtful accounts of $1,162 and $6,054, respectively	50,133	44,702
Other current assets	14,033	16,890
Total current assets	172,232	248,441
Property, plant and equipment, net	2,456,262	2,501,013
Deferred charges, net	19,900	12,812
Other assets	6,345	6,612
Total assets	$2,654,739	$2,768,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,545	$16,196
Accrued interest	15,606	14,734
Accrued payroll and benefits	14,892	9,475
Current portion of long-term debt, net of original issue discount of $3,726 and deferred financing costs of $835	95,087	—
Other accrued liabilities	13,065	8,457
Total current liabilities	161,195	48,862
Long-term debt, including deferred gain of $16,655 and $18,911, and net of original issue discount of $1,058 and $7,862 and deferred financing costs of $6,773 and $10,134, respectively	989,088	1,080,826
Deferred tax liabilities, net	170,821	197,465
Other liabilities	3,736	3,801
Total liabilities	1,324,840	1,330,954
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,595 and 37,144 shares issued and outstanding, respectively	376	371
Additional paid-in-capital	761,385	760,278
Retained earnings	573,670	668,598
Accumulated other comprehensive income (loss)	(5,532)	8,677
Total stockholders’ equity	1,329,899	1,437,924
Total liabilities and stockholders’ equity	$2,654,739	$2,768,878

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Vessel revenues	$49,401	$45,637	$132,016	$110,825
Non-vessel revenues	9,067	8,029	26,470	24,346
	58,468	53,666	158,486	135,171
Costs and expenses:
Operating expenses	38,203	30,082	109,030	89,385
Depreciation	24,843	24,682	74,121	74,038
Amortization	2,725	2,473	6,973	9,463
General and administrative expenses	15,134	12,899	40,255	36,573
	80,905	70,136	230,379	209,459
Gain (loss) on sale of assets	25	(197)	55	(178)
Operating loss	(22,412)	(16,667)	(71,838)	(74,466)
Other income (expense):
Gain on early extinguishment of debt	—	—	—	15,478
Interest income	531	447	1,693	1,312
Interest expense	(16,548)	(11,956)	(46,894)	(39,194)
Other income (expense), net	23	106	(41)	(163)
	(15,994)	(11,403)	(45,242)	(22,567)
Loss before income taxes	(38,406)	(28,070)	(117,080)	(97,033)
Income tax benefit	(7,223)	(9,120)	(22,152)	(30,696)
Net loss	$(31,183)	$(18,950)	$(94,928)	$(66,337)
Loss per share:
Basic loss per common share	$(0.83)	$(0.51)	$(2.53)	$(1.80)
Diluted loss per common share	$(0.83)	$(0.51)	$(2.53)	$(1.80)
Weighted average basic shares outstanding	37,595	37,013	37,479	36,794
Weighted average diluted shares outstanding	37,595	37,013	37,479	36,794

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net loss	$(31,183)	$(18,950)	$(94,928)	$(66,337)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(2,994)	2,743	(14,209)	1,536
Total comprehensive loss	$(34,177)	$(16,207)	$(109,137)	$(64,801)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,928)	$(66,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	74,121	74,038
Amortization	6,973	9,463
Stock-based compensation expense	8,922	5,740
Gain on early extinguishment of debt	—	(15,478)
Provision for bad debts	88	3,932
Deferred tax benefit	(22,866)	(33,766)
Amortization of deferred financing costs	3,298	7,013
(Gain) loss on sale of assets	(55)	178
Changes in operating assets and liabilities:
Accounts receivable	(30,347)	(23,898)
Other current and long-term assets	3,060	4,062
Deferred drydocking charges	(7,233)	(6,950)
Accounts payable	29,833	11,157
Accrued liabilities and other liabilities	2,487	2,697
Accrued interest	871	(1,054)
Net cash used in operating activities	(25,776)	(29,203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for acquisition of offshore supply vessels	(40,868)	—
Costs incurred for OSV newbuild program	(3,670)	(12,363)
Net proceeds from sale of assets	82	34
Vessel capital expenditures	(7,295)	(1,299)
Non-vessel capital expenditures	(107)	(1,468)
Net cash used in investing activities	(51,858)	(15,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Credit Facility	—	980
Repurchase of senior notes due 2020	—	(5,057)
Repurchase of convertible notes	—	(49,631)
Deferred financing costs	—	(5,636)
Shares withheld for payment of employee withholding taxes	(536)	(575)
Net cash proceeds from other shares issued	260	258
Net cash used in financing activities	(276)	(59,661)
Effects of exchange rate changes on cash	(873)	(231)
Net decrease in cash and cash equivalents	(78,783)	(104,191)
Cash and cash equivalents at beginning of period	186,849	217,027
Cash and cash equivalents at end of period	$108,066	$112,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$44,936	$40,028
Cash paid for income taxes	$933	$1,044
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loan	$—	$127,096

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
		January 1, 2019	The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements. See further discussion below.

ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"	This standard allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from The Tax Cuts and Jobs Act.	January 1, 2019	The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements.

ASU No. 2018-09, "Codification Improvements"
This standard provides clarification, corrects errors in and makes minor improvements to various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018, and some amendments do not require transition guidance and are effective upon issuance of this update.
		January 1, 2019	The Company believes that the implementation of this new guidance will not have a material impact on its consolidated financial statements.

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

Lessee Accounting

The primary difference between current accounting standards and ASC 842 is the recognition of right-of-use assets and corresponding liabilities by lessees for those leases classified as operating leases under current accounting standards. The estimated impact of the adoption of this ASC based on the lease arrangements for which the Company is the lessee as of September 30, 2018, will be an increase to assets and liabilities on the Company's financial statements to reflect the right-of-use assets and lease obligations in a range from $25.0 million to $30.0 million. The adoption of the new standard is not expected to result in a change in the amount of lease expense currently being recognized.

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

The services that are provided by the Company represent a single performance obligation under our contracts that are satisfied at a point in time or over time. Revenues are earned primarily by (1) chartering the Company's vessels, including operation of such vessels, (2) providing vessel management services to third party vessel owners, and (3) providing shore-based port facility services, including rental of land. The services generating these revenue streams are provided to customers based upon contracts that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The Company's vessel revenues, vessel management revenues and port facility revenues are recognized either at a point in time or over the passage of time when the customer has received or is receiving the benefit from the applicable service. Revenues are recognized when the performance obligations are satisfied in accordance with contractual terms and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the services rendered or rentals provided. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Invoices are typically billed to our customers on a monthly basis and payment terms on customer invoices typically range 30 to 60 days.

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
As of September 30, 2018, the Company has certain remaining performance obligations representing contracted vessel revenues for which work has not been performed and such contracts have an original expected duration of more than one year. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for such contracts was $13.0 million, of which $7.5 million and $5.5 million are expected to be recognized in 2018 and 2019, respectively. The Company has elected to apply the optional exemption for the disclosure of the remaining performance obligations for any of its revenue streams that are expected to have a duration of one year or less and, therefore, such amounts have not been disclosed.

Disaggregation of Revenues

For the three and nine months ended September 30, 2018 and 2017, the Company recognized revenues as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Vessel revenues	$49,401	$45,637	$132,016	$110,825
Vessel management revenues	8,039	7,434	23,772	22,207
Shore-based facility revenues	1,028	595	2,698	2,139
	$58,468	$53,666	$158,486	$135,171
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(31,183)	$(18,950)	$(94,928)	$(66,337)
Weighted average number of shares of common stock outstanding	37,595	37,013	37,479	36,794
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—	—	—
Weighted average number of dilutive shares of common stock outstanding	37,595	37,013	37,479	36,794
Loss per common share:
Basic loss per common share	$(0.83)	$(0.51)	$(2.53)	$(1.80)
Diluted loss per common share	$(0.83)	$(0.51)	$(2.53)	$(1.80)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 529 and 602 shares of common stock for the three and nine months ended September 30, 2018 and 990 and 988 shares of common stock for the three and nine months ended September 30, 2017, respectively.

(2)
For the nine months ended September 30, 2018 and 2017, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 8 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

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

During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purposes of calculating the undiscounted cash flows, the Company grouped its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups had sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such groups. While the Company has not observed any new impairment indicators, the Company has reviewed and updated, as necessary, the assumptions used in determining its undiscounted cash flow projections for each asset group to reflect current market conditions. After reviewing the results of these updated projections, the Company determined that each of its asset groups continue to have sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group.

6. Acquisition of Vessels

On May 18, 2018, the Company completed the acquisition of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation and certain of its affiliates for $40.9 million in cash, inclusive of $4.0 million related to a non-compete intangible asset that is being amortized over the life of such asset, or two years. Also included in this transaction was the cost of fuel and lube inventory and transactions fees. The acquired vessels are all U.S.-flagged and are comprised of two 300 class OSVs and two 280 class OSVs. The Company determined that substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets and, therefore, has accounted for such transaction as an asset acquisition under ASU 2017-01.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	September 30, 2018	December 31, 2017
5.875% senior notes due 2020, net of deferred financing costs of $1,387 and $2,061	$365,555	$364,881
5.000% senior notes due 2021, net of deferred financing costs of $2,415 and $3,142	447,585	446,858
1.500% convertible senior notes due 2019, net of original issue discount of $3,726 and $6,634 and deferred financing costs of $835 and $1,486	95,087	91,527
First-lien credit facility due 2023, including deferred gain of $16,655 and $18,911, and net of original issue discount of $1,058 and $1,228, and deferred financing costs of $2,971 and $3,445	175,948	177,560
	1,084,175	1,080,826
Less current maturities	(95,087)	—
	$989,088	$1,080,826
The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$10,779	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	747	March 1 and September 1
First-lien credit facility due 2023 (1)	1,310	Variable

(1)
The interest rate on the Credit Facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on September 30, 2018. Please see further discussion of the variable interest rate below.

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
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, 2019 convertible senior notes and Credit Facility by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy for such outstanding notes and the Credit Facility.
As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	September 30, 2018			December 31, 2017
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$366,942	$365,555	$285,297	$366,942	$364,881	$244,714
5.000% senior notes due 2021	450,000	447,585	333,000	450,000	446,858	236,250
1.500% convertible senior notes due 2019	99,647	95,087	89,122	99,647	91,527	74,486
First-lien credit facility due 2023 (1)	163,322	175,948	162,407	163,322	177,560	162,505
	$1,079,911	$1,084,175	$869,826	$1,079,911	$1,080,826	$717,955

(1)	The carrying value of the Credit Facility due 2023 includes a deferred gain of $16,655 less original issue discount and deferred financing costs of $4,029.
Capitalized Interest
During the first quarter of 2018, the Company notified the shipyard that it was terminating the construction contracts for two vessels in the Company's fifth OSV newbuild program. As a result, the Company did not capitalize any of its interest costs during the three months ended September 30, 2018. Upon recommencement of construction of such vessels, the Company intends to resume capitalization of interest costs related thereto. During the nine months ended September 30, 2018, the Company capitalized approximately $2.3 million of interest costs related to the construction of vessels. During the three and nine months ended September 30, 2017, the Company capitalized approximately $2.7 million and $7.6 million, respectively, of interest costs related to the construction of vessels.

8. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of September 30, 2018, the Company has granted awards covering 4.68 million shares of common stock under such plan.
During the nine months ended September 30, 2018, the Company granted 1,527,102 time-based and 939,391 performance-based phantom restricted stock units. The phantom shares to be received under the performance-based phantom restricted stock units are calculated based on the Company's performance compared to two pre-determined criteria, as defined by the phantom restricted stock unit agreements governing such awards. The actual number of performance-based shares that could be received by the award recipients can range from 0% to 150% of such awards granted depending on the Company's performance.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s performance-based phantom restricted stock units, which is the stock price on the date of grant, is applied to the total shares that are expected to fully vest and is amortized over the vesting period, which is generally three years, based on the Company’s internal performance measured against the pre-determined criteria, as applicable. The compensation expense related to time-based phantom restricted stock units are amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. All phantom restricted stock units are re-measured quarterly and classified as a liability, due to the settlement of these awards in cash. In addition to the phantom restricted stock units granted in 2018, the Company granted performance-based and time-based restricted stock units and phantom restricted stock units in prior years. During the nine months ended September 30, 2018, the Company issued 426,896 shares of common stock due to vestings of restricted stock units and employee purchases under the Company's Employee Stock Purchase Plan.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss before income taxes	$4,169	$2,726	$8,922	$5,740
Net loss	$3,385	$1,840	$7,236	$3,924
Earnings per common share:
Basic earnings per common share	$0.09	$0.05	$0.19	$0.11
Diluted earnings per common share	$0.09	$0.05	$0.19	$0.11

9. Commitments and Contingencies
Vessel Construction
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company intends to work with the performance bond surety to find and contract with a shipyard that can finish construction and deliver such vessels. On October 2, 2018, the shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana. The Company intends to vigorously defend the shipyard’s claims, considers them to be without merit, and will respond to the lawsuit in due course.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $2.0 million and $58.9 million are currently expected to be incurred in the remainder of 2018 and fiscal 2019, respectively. As of the date of termination, these two remaining vessels, both of which are 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, these vessels are now projected to be delivered in the second and third quarters of 2020, respectively. However, the timing of these remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through September 30, 2018, the Company had incurred $1,274.1 million, or 95.4%, of total expected project costs.
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
10. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued lease expense	$5,344	$5,142
Deferred revenues	2,173	460
Other	5,548	2,855
Total	$13,065	$8,457

11. Income Taxes
The Tax Cuts and Jobs Act, or the Act, was signed into law on December 22, 2017. The primary impact of this legislation was a reduction of the U.S. federal corporate tax rate from 35% to 21% generally effective January 1, 2018. As of December 31, 2017, the Company included in its income tax benefit rate a preliminary estimate related to executive compensation, alternative minimum tax refundable credits, taxation in its foreign jurisdictions, and re-measurement of its deferred taxes. As of September 30, 2018, the Company has not identified or recorded any revisions to its provisional amounts and has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made reasonable estimates of the effects and recorded provisional amounts. The Company's provisional estimates on Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion and Anti-Abuse, and the IRC Section 163(j) interest limitation did not materially impact its effective tax benefit rate for the three months ended September 30, 2018. The Company will continue to refine its calculations as additional tax guidance becomes available and its internal analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as allowed under Staff Accounting Bulletin 118, which was issued by the Securities and Exchange Commission on December 22, 2017.
The effective tax benefit rate for the nine months ended September 30, 2018 and 2017 was 18.9% and 31.6%, respectively. The lower benefit rate for the period ended September 30, 2018 was primarily due to the reduction of the statutory corporate income tax rate from 35% to 21% resulting from the Act. In addition, the Company established valuation allowances in 2017 for foreign tax credit carryforwards based upon management's conclusion that it is more likely than not such losses and credits will not be realized by their expiration dates.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017, respectively, for the domestic subsidiaries of the Company that serve as co-borrower and/or guarantors of the Company's 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the Credit Facility, as well as the financial results for the Company's subsidiaries that do not serve as guarantors. The co-borrower and/or guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the Credit Facility are 100% owned, directly or indirectly, by Hornbeck Offshore Services, Inc. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$103,966	$4,097	$—	$108,066
Accounts receivable, net of allowance for doubtful accounts of $1,162	—	40,522	9,739	(128)	50,133
Other current assets	47	13,039	947	—	14,033
Total current assets	50	157,527	14,783	(128)	172,232
Property, plant and equipment, net	—	2,264,250	192,012	—	2,456,262
Deferred charges, net	—	18,354	1,546	—	19,900
Intercompany receivable	1,784,031	790,433	221,368	(2,795,832)	—
Investment in subsidiaries	706,811	8,602	—	(715,413)	—
Other assets	—	5,821	524	—	6,345
Total assets	$2,490,892	$3,244,987	$430,233	$(3,511,373)	$2,654,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5	$21,263	$1,277	$—	$22,545
Accrued interest	15,606	—	—	—	15,606
Accrued payroll and benefits	—	14,345	547	—	14,892
Current portion of long-term debt, net of original issue discount of $3,726 and deferred financing costs of $835	95,087	—	—	—	95,087
Other accrued liabilities	—	11,933	1,260	(128)	13,065
Total current liabilities	110,698	47,541	3,084	(128)	161,195
Long-term debt, including deferred gain of $16,655, and net of original issue discount of $1,058 and deferred financing costs of $6,773	989,088	—	—	—	989,088
Deferred tax liabilities, net	—	169,926	895	—	170,821
Intercompany payables	55,674	2,273,678	475,082	(2,804,434)	—
Other liabilities	—	3,685	51	—	3,736
Total liabilities	1,155,460	2,494,830	479,112	(2,804,562)	1,324,840
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,595 shares issued and outstanding	376	—	—	—	376
Additional paid-in capital	761,385	37,978	8,602	(46,580)	761,385
Retained earnings	573,671	712,179	(51,949)	(660,231)	573,670
Accumulated other comprehensive loss	—	—	(5,532)	—	(5,532)
Total stockholders’ equity	1,335,432	750,157	(48,879)	(706,811)	1,329,899
Total liabilities and stockholders’ equity	$2,490,892	$3,244,987	$430,233	$(3,511,373)	$2,654,739

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$54,488	$3,489	$491	$58,468
Costs and expenses:
Operating expenses	—	31,796	5,940	467	38,203
Depreciation	—	22,793	2,050	—	24,843
Amortization	—	2,340	385	—	2,725
General and administrative expenses	40	14,422	648	24	15,134
	40	71,351	9,023	491	80,905
Gain on sale of assets	—	18	7	—	25
Operating loss	(40)	(16,845)	(5,527)	—	(22,412)
Other income (expense):
Interest income	—	477	54	—	531
Interest expense	(16,548)	—	—	—	(16,548)
Equity in earnings (losses) of consolidated subsidiaries	(14,598)	—	—	14,598	—
Other income (expense), net	—	1,331	(1,308)	—	23
	(31,146)	1,808	(1,254)	14,598	(15,994)
Income (loss) before income taxes	(31,186)	(15,037)	(6,781)	14,598	(38,406)
Income tax expense (benefit)	—	(7,474)	251	—	(7,223)
Net income (loss)	$(31,186)	$(7,563)	$(7,032)	$14,598	$(31,183)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(31,186)	$(7,563)	$(7,032)	$14,598	$(31,183)
Other comprehensive income:
Foreign currency translation loss	—	—	(2,994)	—	(2,994)
Total comprehensive income (loss)	$(31,186)	$(7,563)	$(10,026)	$14,598	$(34,177)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$152,766	$5,286	$434	$158,486
Costs and expenses:
Operating expenses	—	97,990	10,627	413	109,030
Depreciation	—	68,973	5,148	—	74,121
Amortization	—	6,078	895	—	6,973
General and administrative expenses	178	38,247	1,809	21	40,255
	178	211,288	18,479	434	230,379
Gain on sale of assets	—	48	7	—	55
Operating loss	(178)	(58,474)	(13,186)	—	(71,838)
Other income (expense):
Interest income	—	1,502	191	—	1,693
Interest expense	(46,894)	—	—	—	(46,894)
Equity in earnings (losses) of consolidated subsidiaries	(47,857)	—	—	47,857	—
Other income (expense), net	—	1,310	(1,351)	—	(41)
	(94,751)	2,812	(1,160)	47,857	(45,242)
Income (loss) before income taxes	(94,929)	(55,662)	(14,346)	47,857	(117,080)
Income tax expense (benefit)	—	(22,328)	176	—	(22,152)
Net income (loss)	$(94,929)	$(33,334)	$(14,522)	$47,857	$(94,928)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(94,929)	$(33,334)	$(14,522)	$47,857	$(94,928)
Other comprehensive income:
Foreign currency translation loss	—	—	(14,209)	—	(14,209)
Total comprehensive income (loss)	$(94,929)	$(33,334)	$(28,731)	$47,857	$(109,137)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$53,564	$102	$—	$53,666
Costs and expenses:
Operating expenses	—	27,427	2,655	—	30,082
Depreciation	—	23,355	1,327	—	24,682
Amortization	—	2,245	228	—	2,473
General and administrative expenses	—	12,259	640	—	12,899
	—	65,286	4,850	—	70,136
Gain (loss) on sale of assets	—	(198)	1	—	(197)
Operating loss	—	(11,920)	(4,747)	—	(16,667)
Other income (expense):
Interest income	—	351	96	—	447
Interest expense	(11,956)	—	—	—	(11,956)
Equity in earnings (losses) of consolidated subsidiaries	(6,994)	—	—	6,994	—
Other income (expense), net	—	(222)	328	—	106
	(18,950)	129	424	6,994	(11,403)
Income (loss) before income taxes	(18,950)	(11,791)	(4,323)	6,994	(28,070)
Income tax expense (benefit)	—	(9,393)	273	—	(9,120)
Net income (loss)	$(18,950)	$(2,398)	$(4,596)	$6,994	$(18,950)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(18,950)	$(2,398)	$(4,596)	$6,994	$(18,950)
Other comprehensive income:
Foreign currency translation gain	—	—	2,743	—	2,743
Total comprehensive income (loss)	$(18,950)	$(2,398)	$(1,853)	$6,994	$(16,207)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$123,611	$11,823	$(263)	$135,171
Costs and expenses:
Operating expenses	—	80,293	9,359	(267)	89,385
Depreciation	—	70,077	3,961	—	74,038
Amortization	—	8,460	1,003	—	9,463
General and administrative expenses	110	34,579	1,891	(7)	36,573
	110	193,409	16,214	(274)	209,459
Gain (loss) on sale of assets	—	(180)	2	—	(178)
Operating income (loss)	(110)	(69,978)	(4,389)	11	(74,466)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—	—	15,478
Interest income	—	1,039	273	—	1,312
Interest expense	(39,194)	—	—	—	(39,194)
Equity in earnings (losses) of consolidated subsidiaries	(42,511)	—	—	42,511	—
Other income(expense), net	—	3,424	(3,576)	(11)	(163)
	(66,227)	4,463	(3,303)	42,500	(22,567)
Income (loss) before income taxes	(66,337)	(65,515)	(7,692)	42,511	(97,033)
Income tax expense (benefit)	—	(31,488)	792	—	(30,696)
Net income (loss)	$(66,337)	$(34,027)	$(8,484)	$42,511	$(66,337)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(66,337)	$(34,027)	$(8,484)	$42,511	$(66,337)
Other comprehensive income:
Foreign currency translation gain (loss)	—	(149)	1,685	—	1,536
Total comprehensive income (loss)	$(66,337)	$(34,176)	$(6,799)	$42,511	$(64,801)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$275	$(24,070)	$(1,981)	$—	$(25,776)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for acquisition of offshore supply vessels	—	(40,868)	—	—	(40,868)
Costs incurred for OSV newbuild program	—	(3,670)	—	—	(3,670)
Net proceeds from sale of assets	—	75	7	—	82
Vessel capital expenditures	—	(6,135)	(1,160)	—	(7,295)
Non-vessel capital expenditures	—	(112)	5	—	(107)
Net cash used in investing activities	—	(50,710)	(1,148)	—	(51,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld for payment of employee withholding taxes	(536)	—	—	—	(536)
Net cash proceeds from other shares issued	260	—	—	—	260
Net cash used in financing activities	(276)	—	—	—	(276)
Effects of exchange rate changes on cash	—	—	(873)	—	(873)
Net decrease in cash and cash equivalents	(1)	(74,780)	(4,002)	—	(78,783)
Cash and cash equivalents at beginning of period	4	178,746	8,099	—	186,849
Cash and cash equivalents at end of period	$3	$103,966	$4,097	$—	$108,066
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$44,936	$—	$—	$—	$44,936
Cash paid for income taxes	$—	$586	$347	$—	$933

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$59,674	$(93,378)	$4,501	$—	$(29,203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	—	(12,755)	392	—	(12,363)
Net proceeds from sale of assets	—	33	1	—	34
Vessel capital expenditures	—	(998)	(301)	—	(1,299)
Non-vessel capital expenditures	—	(1,451)	(17)	—	(1,468)
Net cash provided by (used in) investing activities	—	(15,171)	75	—	(15,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Credit Facility	980	—	—	—	980
Repurchase of senior notes due 2020	(5,057)	—	—	—	(5,057)
Repurchase of convertible notes	(49,631)	—	—	—	(49,631)
Deferred financing costs	(5,636)	—	—	—	(5,636)
Shares withheld for payment of employee withholding taxes	(575)	—	—	—	(575)
Net cash proceeds from other shares issued	258	—	—	—	258
Net cash used in financing activities	(59,661)	—	—	—	(59,661)
Effects of exchange rate changes on cash	—	(150)	(81)	—	(231)
Net increase (decrease) in cash and cash equivalents	13	(108,699)	4,495	—	(104,191)
Cash and cash equivalents at beginning of period	9	212,196	4,822	—	217,027
Cash and cash equivalents at end of period	$22	$103,497	$9,317	$—	$112,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$40,028	$—	$—	$—	$40,028
Cash paid for income taxes	$—	$463	$581	$—	$1,044
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loan	$127,096	$—	$—	$—	$127,096

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
General

While WTI and Brent oil prices have stabilized in the $60 to $70 per barrel range, they still remain below the average prices between 2005 and late 2014. The sustained decrease in oil prices caused major, international and independent oil companies with deepwater operations to significantly reduce their offshore capital spending budgets for the worldwide exploration or production of oil since 2015. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal question facing the offshore oilfield-related industry is the duration of the current downturn in offshore activities. Our current view is that market conditions will remain weak through the end of fiscal 2018. However, given sustained prices in the $60 to $70 per barrel range and lower exploration and development costs achieved by our customers, we believe that the necessary elements for improved conditions in our market may be taking shape. While impossible to predict with assurance, this market improvement may begin to take-hold by mid-2019. However, a loss of confidence in the oil price recovery or an inability by our customers to sustain cost improvements could derail or postpone a recovery. Additionally, global economic uncertainty could have a negative impact on global economic growth or on oil markets.
While we have taken extensive measures to reduce costs, these reductions alone will not be sufficient to mitigate the full impact of revenues lost over an extended period of time. Even in light of our currently depressed operating levels, we believe cash generated from operations together with cash on hand and availability under the Credit Facility should be sufficient to fund our operations and commitments through at least March 31, 2020. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of our remaining tranches of 2020 senior notes and 2021 senior notes when they mature in fiscal years 2020 and 2021, respectively. The Credit Facility was the first step in addressing the maturities of our unsecured notes. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and continue to review our capital structure and assess our strategic options.
In the GoM, three high-spec OSVs have been delivered into the domestic market so far this year. We expect an additional five high-spec OSVs to be delivered into domestic service through 2019. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 188 of such vessels by the end of 2019. During the third quarter of 2018, there was an average of roughly 30 floating rigs available in the GoM, while an average of 18.4 were working. The average number of floating rigs working in the GoM has remained in the low-twenties or below for nine consecutive quarters. As of October 31, 2018, there were 28 floating rigs available in the GoM, 18 of which were working. Based on recent discussions with customers and public announcements, we believe that an incremental ten to twelve floating rigs will commence charters across our operating regions of the GoM, the Caribbean, Mexico, Brazil and the northern slope of South America through mid-2019. We believe that improved regional demand drivers will further tighten supply of available, active, high-spec vessels. The GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We believe that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve. Due to a seasonal increase in demand, we experienced improved market conditions for our MPSVs in the second quarter of 2018. Some of the charters for our MPSVs concluded during the third quarter, therefore, MPSV utilization was negatively impacted. These vessels are used for a wide variety of oilfield applications that are not necessarily related to drilling.
In recognition of these weak market conditions, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of September 30, 2018, we had 39 OSVs and one MPSV stacked. As of November 1, 2018 we had 38 OSVs and one MPSV stacked and such stacked vessels represent 53% of our fleetwide vessel headcount, and 35% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
Mexico and Brazil continue to comprise our two core international markets. In Mexico, the opening of its offshore energy prospects to international participants yielded exploratory success, which has spurred further investment in offshore opportunities there. In order to support customer requirements in Mexico, and based on our long-term view that Mexico will continue to invest directly or allow foreign investment in its offshore energy sector, and increasingly in deepwater prospects, we elected to Mexican flag one HOSMAX 300 class OSV along with a 280 class and a 240 class OSV during the nine months ended September 30, 2018. During October 2018, we Mexican-flagged another 280 class OSV. The presidential election in Mexico may negatively impact the prospects for additional energy reform in Mexico or its attractiveness as a potential market to international companies. However, we believe that current investments will proceed. In Brazil, we are seeing modest increases in offshore activity driven, in part, by Brazil's further opening of its "pre-salt" prospects to international oil companies, many of which have shown significant interest in such prospects.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for 12 foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of September 30, 2018, our 27 active new generation OSVs, seven active MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	21
Other U.S. coastlines (1)	9
30
Foreign
Other Latin America	1
Trinidad	3
Brazil	1
Mexico	3
8
Total Vessels (2)	38

(1)	Includes five owned vessels and four managed vessels supporting the military.

(2)	Excluded from this table are 39 new generation OSVs and one MPSV that were stacked as of September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Offshore Supply Vessels:
Average number of new generation OSVs (1)	66.0	62.0	64.0	62.0
Average number of active new generation OSVs (2)	26.3	19.0	22.4	19.6
Average new generation OSV fleet capacity (DWT)	238,783	220,172	229,260	220,172
Average new generation OSV capacity (DWT)	3,618	3,551	3,584	3,551
Average new generation OSV utilization rate (3)	26.1%	26.3%	24.7%	22.8%
Effective new generation OSV utilization rate (4)	65.4%	85.8%	70.5%	71.9%
Average new generation OSV dayrate (5)	$19,446	$18,483	$19,097	$20,709
Effective dayrate (6)	$5,075	$4,861	$4,717	$4,722

(1)	We owned 66 new generation OSVs as of September 30, 2018. Excluded from this data are eight MPSVs owned and operated by the Company as well as four non-owned vessels managed for the U.S. Navy.

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

The following table provides the detailed components of EBITDA as we define that term for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of EBITDA:
Net loss	$(31,183)	$(18,950)	$(94,928)	$(66,337)
Interest, net
Debt obligations	16,548	11,956	46,894	39,194
Interest income	(531)	(447)	(1,693)	(1,312)
Total interest, net	16,017	11,509	45,201	37,882
Income tax benefit	(7,223)	(9,120)	(22,152)	(30,696)
Depreciation	24,843	24,682	74,121	74,038
Amortization	2,725	2,473	6,973	9,463
EBITDA	$5,179	$10,594	$9,215	$24,350
The following table reconciles EBITDA to cash flows provided by operating activities for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
EBITDA Reconciliation to GAAP:
EBITDA	$5,179	$10,594	$9,215	$24,350
Cash paid for deferred drydocking charges	(3,882)	(995)	(7,233)	(6,950)
Cash paid for interest	(10,724)	(13,829)	(40,028)	(40,028)
Cash paid for taxes	(283)	(334)	(933)	(1,044)
Changes in working capital	7,405	(3,336)	4,248	97
Stock-based compensation expense	4,169	2,726	8,922	5,740
Gain on early extinguishment of debt	—	—	—	(15,478)
Gain (loss) on sale of assets	(25)	197	(55)	178
Changes in other, net	39	(100)	88	3,932
Net cash flows provided by (used in) operating activities	$1,878	$(5,077)	$(25,776)	$(29,203)
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
The following table provides certain detailed adjustments to EBITDA, as defined in our Credit Facility, for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain on early extinguishment of debt	$—	$—	$—	$15,478
Stock-based compensation expense	4,169	2,726	8,922	5,740
Interest income	531	447	1,693	1,312

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

Summarized financial information for the three months ended September 30, 2018 and 2017, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$36,238	$29,788	$6,450	21.7%
Foreign	13,163	15,849	(2,686)	(16.9)%
	49,401	45,637	3,764	8.2%
Non-vessel revenues	9,067	8,029	1,038	12.9%
	58,468	53,666	4,802	8.9%
Operating expenses	38,203	30,082	8,121	27.0%
Depreciation and amortization	27,568	27,155	413	1.5%
General and administrative expenses	15,134	12,899	2,235	17.3%
	80,905	70,136	10,769	15.4%
Gain (loss) on sale of assets	25	(197)	222	>(100.0)%
Operating loss	(22,412)	(16,667)	(5,745)	34.5%
Interest expense	16,548	11,956	4,592	38.4%
Interest income	531	447	84	18.8%
Income tax benefit	(7,223)	(9,120)	1,897	(20.8)%
Net loss	$(31,183)	$(18,950)	$(12,233)	64.6%
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues. Revenues for the three months ended September 30, 2018 increased by $4.8 million, or 8.9%, to $58.5 million compared to the same period in 2017. Our weighted-average active operating fleet for the three months ended September 30, 2018 and 2017 was 33.3 and 27.0 vessels, respectively.
Vessel revenues increased $3.8 million, or 8.2%, to $49.4 million for the three months ended September 30, 2018 compared to $45.6 million for the same period in 2017. The increase in vessel revenues was primarily due to revenue associated with the four vessels that were acquired in May 2018 and, to a lesser extent, increased revenues from OSVs that were operating in our fleet during the three months ended September 2018 and 2017, respectively. For the three months ended September 30, 2018, we had an average of 40.7 vessels stacked compared to 43.0 vessels stacked in the prior-year quarter. Average new generation OSV dayrates were $19,446 for the third quarter of 2018 compared to $18,483 for the same period in 2017. Our new generation OSV utilization was 26.1% for the third quarter of 2018 compared to 26.3% for the same period in 2017. Our new generation OSVs were stacked for an aggregate of 3,650 days during the third quarter of 2018 compared to 3,956 days for the same period in 2017. Excluding stacked vessel days, our new generation OSV effective utilization was 65.4% and 85.8% for the same periods, respectively. Domestic vessel revenues increased $6.5 million from the year-ago quarter primarily due to an increase in the number of vessels operating in domestic waters during the three months ended September 30, 2018. Foreign vessel revenues decreased $2.7 million due to lower revenue earned by our MPSVs operating in foreign markets during the three months ended September 30, 2018. Foreign vessel revenues for the third quarter of 2018 comprised 26.6% of our total vessel revenues compared to 34.7% for the year-ago period.
Non-vessel revenues increased $1.0 million, or 12.9%, to $9.1 million for the three months ended September 30, 2018 compared to $8.0 million for the same period in 2017. This increase is primarily attributable to higher revenues earned from vessel management services during 2018 compared to the year-ago period.

Operating Expenses. Operating expenses were $38.2 million, an increase of $8.1 million, or 27.0%, for the three months ended September 30, 2018 compared to $30.1 million for the same period in 2017. Operating expenses increased primarily due to a higher number of active vessels in our fleet during the three months ended September 30, 2018. Aggregate cash operating expenses are projected to be in the approximate annual range of $147.0 million to $152.0 million for the year ending December 31, 2018. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $27.6 million was $0.4 million, or 1.5%, higher for the three months ended September 30, 2018 compared to the same period in 2017. Depreciation was in-line with the prior-year period. The increase in amortization expense of $0.3 million was due to the amortization of an intangible asset that was included in the acquisition of four OSVs in the second quarter of 2018. Depreciation expense is expected to increase from current levels when the two remaining vessels under our current newbuild program are placed in service. Amortization expense is expected to decrease as the result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $15.1 million was $2.2 million higher during the three months ended September 30, 2018 compared to the same period in 2017. The increase was due to higher long-term incentive compensation and short-term incentive compensation expense. Long-term incentive compensation was higher primarily due to a "mark to market" adjustment on cash-settled stock-based awards to reflect the increase in our stock price during the three months ended September 30, 2018.
Operating Loss. Operating loss increased by $5.7 million to $22.4 million during the three months ended September 30, 2018 compared to the same period in 2017 for the reasons discussed above. Operating loss as a percentage of revenues was 38.3% for the three months ended September 30, 2018 compared to 31.1% for the same period in 2017.
Interest Expense. Interest expense of $16.5 million increased $4.6 million during the three months ended September 30, 2018 compared to the same period in 2017 due to lower capitalized interest. During the third quarter of 2018, we did not capitalize any construction period interest compared to $2.7 million, or roughly 18.4% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $0.5 million during the three months ended September 30, 2018, which was in-line with the same period in 2017. Our average cash balance decreased to $115.9 million for the three months ended September 30, 2018 compared to $122.5 million for the same period in 2017. The average interest rate earned on our invested cash balances was 1.8% and 1.5% during the three months ended September 30, 2018 and 2017, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the acquisition of four OSVs from Aries Marine and related entities during the second quarter of 2018. These outflows were partially offset by draws under our $300 million first-lien credit facility, or Credit Facility.
Income Tax Benefit. Our effective tax benefit rate was 18.8% and 32.5% for the three months ended September 30, 2018 and 2017, respectively. Our income tax benefit for the third quarter of 2018 was less than the benefit rate from the third quarter of 2017 due to the rate reduction contained in tax legislation that was enacted in December 2017. The primary impact of this legislation was the reduction of federal corporate income tax rates from 35% to 21%, effective as of January 1, 2018. Additionally, the benefit rates for the current year period and prior year period include the impact of a valuation allowance for certain deferred tax assets that are not expected to be realized by their expiration dates. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Loss. Net loss increased by $12.2 million for a reported net loss of $31.2 million for the three months ended September 30, 2018 compared to a net loss of $19.0 million for the same period during 2017. This increased net loss was primarily driven by higher interest expense and a lower tax benefit rate in the three months ended September 30, 2018.

Summarized financial information for the nine months ended September 30, 2018 and 2017, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$104,998	$84,355	$20,643	24.5%
Foreign	27,018	26,470	548	2.1%
	132,016	110,825	21,191	19.1%
Non-vessel revenues	26,470	24,346	2,124	8.7%
	158,486	135,171	23,315	17.2%
Operating expenses	109,030	89,385	19,645	22.0%
Depreciation and amortization	81,094	83,501	(2,407)	(2.9)%
General and administrative expenses	40,255	36,573	3,682	10.1%
	230,379	209,459	20,920	10.0%
Gain (loss) on sale of assets	55	(178)	233	(130.9)%
Operating loss	(71,838)	(74,466)	2,628	(3.5)%
Gain on early extinguishment of debt	—	15,478	(15,478)	100.0%
Interest expense	46,894	39,194	7,700	19.6%
Interest income	1,693	1,312	381	29.0%
Income tax benefit	(22,152)	(30,696)	8,544	(27.8)%
Net loss	$(94,928)	$(66,337)	$(28,591)	43.1%
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues. Revenues for the nine months ended September 30, 2018 increased by $23.3 million, or 17.2%, to $158.5 million compared to the same period in 2017. Our weighted-average active operating fleet for the nine months ended September 30, 2018 and 2017 was 29.8 and 26.6 vessels, respectively.
Vessel revenues increased $21.2 million, or 19.1%, to $132.0 million for the nine months ended September 30, 2018 compared to $110.8 million for the same period in 2017. The increase in vessel revenues primarily resulted from improved market conditions for our MPSVs and the addition of four OSVs to our operating fleet during the second quarter of 2018. Revenues from our MPSV fleet increased $18.5 million, or 59.3%, for the nine months ended September 30, 2018 compared to the prior-year period. The prior-year period was favorably impacted by a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during the first nine months of 2017. Excluding such redelivery fee, vessel revenues for the nine months ended September 30, 2018 would have increased by $30.5 million, or 27.5% compared to the same period in 2017. For the nine months ended September 30, 2018, we had an average of 42.2 vessels stacked compared to an average of 43.4 vessels stacked in the prior-year period. Average new generation OSV dayrates were $19,097 for the first nine months of 2018 compared to $20,709 for the same period in 2017, a decrease of $1,612, or 7.8%. Excluding the redelivery fee, average new generation OSV dayrates would have been $18,276 for the first nine months of 2017. Our new generation OSV utilization was 24.7% for the first nine months of 2018 compared to 22.8% for the same period in 2017. Our new generation OSVs incurred 249 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 11,355 days during the first nine months of 2018. Excluding stacked vessel days, our new generation OSV effective utilization was 70.5% and 71.9% during the nine months ended September 30, 2018 and 2017, respectively. Domestic vessel revenues increased $20.6 million from the year-ago period primarily due to higher dayrates earned by our MPSVs during the nine months ended September 30, 2018. Foreign vessel revenues increased $0.5 million. Foreign vessel revenues for the first nine months of 2018 comprised 20.5% of our total vessel revenues compared to 23.9% for the year-ago period.
Non-vessel revenues increased $2.1 million, or 8.7%, from the prior-year period. This increase is primarily attributable to higher revenues earned from vessel management services during the nine months ended September 30, 2018 compared to the year-ago period.
Operating Expenses. Operating expenses were $109.0 million, an increase of $19.6 million, or 22.0%, for the nine months ended September 30, 2018 compared to $89.4 million for the same period in 2017. Operating expenses were higher due to increased activity from our MPSVs and OSVs along with vessels added to our active fleet since September 30, 2017.
Depreciation and Amortization. Depreciation and amortization expense of $81.1 million was $2.4 million, or 2.9%, lower for the nine months ended September 30, 2018 compared to the same period in 2017. Depreciation was in-line with the prior-year period. Amortization expense decreased $2.5 million due to postponed recertifications for certain of our stacked OSVs. Amortization expense is expected to decrease further in the near term as a result of the deferral of regulatory recertification activities for vessels that have been stacked. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $40.3 million was $3.7 million higher during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in G&A expense was primarily attributable to higher long-term incentive compensation expense, professional fees and short-term incentive compensation expense. Long-term incentive compensation was higher primarily due to a "mark to market" adjustment on cash-settled stock-based awards to reflect the increase in our stock price during the nine months ended September 30, 2018. These unfavorable variances were partially offset by lower bad debt reserves due to the unfavorable ruling in a bankruptcy proceeding related to a receivable from a former customer that was fully reserved during the first nine months of 2017.
Operating Loss. Operating loss decreased by $2.6 million to an operating loss of $71.8 million during the nine months ended September 30, 2018 compared to the same period in 2017 for the reasons discussed above. Operating loss as a percentage of revenues was 45.3% for the nine months ended September 30, 2018 compared to 55.1% for the same period in 2017.
Gain on Early Extinguishment of Debt. On June 15, 2017, we terminated our then-existing revolving credit facility and replaced it with the Credit Facility. We concurrently arranged for the repurchase of $73.3 million of the 2019 convertible senior notes and $8.1 million of the 2020 senior notes, for an aggregate total of $54.1 million of cash. We recorded a gain on early extinguishment of debt of approximately $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the credit facilities and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
Interest Expense. Interest expense of $46.9 million was $7.7 million higher than the same period in 2017. During the nine months ended September 30, 2018, we recorded $2.3 million of capitalized construction period interest, or roughly 4.7% of our total interest costs, compared to having capitalized $7.6 million, or roughly 16.2% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $1.7 million during the nine months ended September 30, 2018, which was $0.4 million higher than the same period in 2017. Our average cash balance decreased to $153.7 million for the nine months ended September 30, 2018 compared to $186.8 million for the same period in 2017. The average interest rate earned on our invested cash balances was 1.5% and 0.9% during the nine months ended September 30, 2018 and 2017, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the repurchase of a portion of our 2019 convertible senior notes and 2020 senior notes during the second quarter of 2017 and the acquisition of four vessels during the second quarter of 2018. These outflows were partially offset by draws under our Credit Facility.

Income Tax Benefit. Our effective tax benefit rate was 18.9% and 31.6% for the nine months ended September 30, 2018 and 2017, respectively. Our income tax benefit for the nine months ended September 30, 2018 was less than the benefit rate from the nine months ended September 30, 2017 due to the rate reduction contained in tax legislation that was enacted in December 2017. The primary impact of this legislation was the reduction of federal corporate income tax rates from 35% to 21% effective as of January 1, 2018. Additionally, the benefit rates for the current year period and prior year period include the impact of a valuation allowance for certain deferred tax assets that are not expected to be realized by their expiration dates. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $28.6 million for a reported net loss of $94.9 million for the nine months ended September 30, 2018 compared to a net loss of $66.3 million for the same period during 2017. Excluding the gain on early extinguishment of debt, net loss would have been $76.8 million for the nine months ended September 30, 2017. This increased net loss, excluding the gain on early extinguishment of debt, was primarily driven by higher interest expense and a lower tax benefit rate in the nine months ended September 30, 2018.
Liquidity and Capital Resources
We have a partially drawn $300 million Credit Facility that matures in June 2023 and is guaranteed by our significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower. The Credit Facility contains customary representations and warranties, covenants and events of default, but only one maintenance covenant, which is a $25 million minimum liquidity requirement. See Note 7 for further discussion of this facility.
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
We regularly review all of our debt agreements, including the Credit Facility, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the long-term viability of our business model upon improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices, which together with oil and natural gas being produced in greater volumes onshore, has impacted the extent of offshore exploration and development activities, resulting in lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand and remaining undrawn availability under the Credit Facility should be sufficient to fund our operations and commitments through at least March 31, 2020. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The Credit Facility was the first step in addressing the maturities of our unsecured notes. Refinancing in the current climate is not likely to be achievable on terms that are in-line with our historic cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.

As of September 30, 2018, we had total liquidity (cash and credit availability) of $244.8 million, comprised of $108.1 million of cash and $136.7 million of availability under the Credit Facility. As of November 9, 2018, we are in compliance with all applicable covenants under our Credit Facility.
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
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $25.8 million for the nine months ended September 30, 2018 compared to cash flows used in operating activities of $29.2 million for the same period in 2017. Operating cash flows for the first nine months of 2018 continue to be unfavorably affected by weak market conditions for our vessels operating worldwide.
Investing Activities. Net cash used in investing activities was $51.9 million for the nine months ended September 30, 2018 compared to $15.1 million for the same period in 2017. Cash used during the first nine months of 2018 consisted primarily of the purchase of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation. Cash used during the first nine months of 2017 consisted primarily of construction costs paid for our fifth OSV newbuild program.
Financing Activities. Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2018 compared to $59.7 million net cash used in financing activities for the same period in 2017. Net cash used in financing activities for the nine months ended September 30, 2018 resulted from shares withheld for payment of taxes due to compensatory restricted stock unit vestings. Net cash used in financing activities for the nine months ended September 30, 2017 resulted from the repurchase of a portion of the 2019 convertible senior notes and the 2020 senior notes and related financing costs.

Contractual Obligations
Debt
As of September 30, 2018, the Company had the following outstanding debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $1,387 (1)	$365,555	6.08%	$10,779	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $2,415 (1)	447,585	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $3,726 and deferred financing costs of $835	95,087	6.23%	747	March 1 and September 1
Credit Facility due 2023, plus deferred gain of $16,655, net of original issue discount of $1,058 and deferred financing costs of $3,971 (2)	175,948	8.75%	1,310	Variable
	$1,084,175

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the Credit Facility is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on September 30, 2018. Please see Note 7 for further discussion of the variable interest rate included within the Credit Facility.

The credit agreement governing the Credit Facility and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the nine months ended September 30, 2018, we were in compliance with all applicable financial covenants. We continuously review our debt covenants and report to our Credit Facility lenders our compliance with all applicable covenants on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Growth Capital Expenditures and Related Commitments
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company intends to work with the performance bond surety to find a shipyard that can finish construction and deliver such vessels. On October 2, 2018, the shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana. The Company intends to vigorously defend the shipyard’s claims, considers them to be without merit, and will respond to the lawsuit in due course.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $2.0 million and $58.9 million are currently expected to be incurred in the remainder of 2018 and fiscal 2019, respectively. As of the date of termination, these two remaining vessels, both of which are 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, these vessels are now projected to be delivered in the second and third quarters of 2020, respectively. However, the timing of these remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through September 30, 2018, the Company had incurred $1,274.1 million, or 95.4%, of total expected project costs. During the nine months ended September 30, 2018 the Company incurred $1.4 million in project cost.
On May 18, 2018, the Company completed the acquisition of four high-spec Jones Act-qualified OSVs from Aries Marine Corporation and certain of its affiliates for $40.9 million in cash, inclusive of $4.3 million of related vessel equipment, a non-compete intangible asset, the cost of fuel and lube inventory and transactions fees. The acquired vessels are all U.S.-flagged and are comprised of two 300 class OSVs and two 280 class OSVs.

Maintenance and Other Capital Expenditures
The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three and nine months ended September 30, 2018 and 2017, respectively, and a forecast for the fiscal year ending December 31, 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2018	2017	2018
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$3.9	$1.0	$7.3	$7.0	$17.2
Other vessel capital improvements (2)	1.7	0.6	5.8	0.9	7.6
	5.6	1.6	13.1	7.9	24.8
Other Capital Expenditures
Commercial-related capital expenditures (3)	0.1	0.2	5.5	0.4	5.8
Non-vessel related capital expenditures (4)	—	0.9	0.1	1.4	0.1
	0.1	1.1	5.6	1.8	5.9
Total	$5.7	$2.7	$18.7	$9.7	$30.7

(1)	Deferred drydocking charges for 2018 include the projected recertification costs for 13 OSVs and three MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weak capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the effect of inconsistency by the United States government in the pace of issuing drilling permits and plan approvals in the GoM or other drilling regions; the Company’s inability to successfully complete the final two vessels of its current vessel newbuild program on-budget, including any failure or refusal by the issuer of performance bonds to cover cost overruns that may result at a completion shipyard; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for non-owned vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements, including any that may occur due to the results of the pending mid-term U.S. congressional elections on November 6, 2018; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire; administrative barriers to exploration and production activities in Brazil; disruption in the timing and/or extent of Mexican offshore activities or changes in law or policy due to the results of the last presidential election; age or other restrictions imposed on the Company's vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting the Company's MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing any of the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents, or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the possible loss or material limitation of the Company's tax net operating loss carryforwards and other attributes due to a change in control, as defined in Section 382 of the Internal Revenue Code; or the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2019, 2020 and 2021; or the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt under the Company’s senior notes indentures and the existing Credit Facility. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual lenders to provide funding under the Company’s existing Credit Facility, if and when required. Further, the Company can give no assurance regarding when and to what extent it will effect common stock or note repurchases. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
In March 2018, we terminated two vessel construction agreements with the shipyard constructing the two vessels remaining under our fifth OSV newbuild program. We terminated the contracts for several reasons, including but not limited to delay in construction and delivery. On October 2, 2018, the shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana. The Company intends to vigorously defend the shipyard’s claims, considers them to be without merit, and will respond to the lawsuit in due course.
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

4.21	—	Form of Call Option Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty.

4.22	—	Form of Warrant Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty.

4.23	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.5% convertible Senior Notes due 2019).

4.24	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.875% Senior Notes due 2020).

4.25	—
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

Hornbeck Offshore Services, Inc.

Date: November 9, 2018	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer