Form 10-K
period 2018-12-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2019-02-28
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                 to
Commission File Number 001-32108

Hornbeck Offshore Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	72-1375844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
103 Northpark Boulevard
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter is $137,076,200.
The number of outstanding shares of Common Stock as of January 31, 2019 is 37,700,614 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive 2019 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

i

 Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, including impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weak capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the Company’s inability to successfully complete the final two vessels of its current vessel newbuild program on-budget, including any failure or refusal by the issuer of performance bonds to cover cost overruns that may result at a completion shipyard; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for non-owned vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire; administrative or political barriers to exploration and production activities in Mexico or Brazil; disruption in the timing and/or extent of Mexican offshore activities or changes in law or policy in Mexico that restricts further development of its offshore oilfields; age or other restrictions imposed on the Company's vessels by customers; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting the Company's MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing any of the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; changes in law or policy in Mexico affecting the Company's Mexican registration of vessels there; administrative or legal changes in Mexican cabotage laws; other legal or administrative changes in Mexico that adversely impact planned or expected offshore energy development; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other

ii

legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; the possible loss or material limitation of the Company's tax net operating loss carryforwards and other attributes due to a change in control, as defined in Section 382 of the Internal Revenue Code; the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2019, 2020 and 2021; the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt permitted under the Company’s senior notes indentures and term loan agreements; or an adverse decision in any potential dispute involving the permissibility of the exchange of 2020 senior notes for second-lien term loans due February 2025. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, lack of liquidity in the capital markets or an increase in interest rates, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations or the failure by individual lenders to provide funding under the Company’s current or future debt facilities, if and when required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of this Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
The Company makes references to certain industry-related terms in this Annual Report on Form 10-K. A glossary and definitions of such terms can be found in Item 9B—Other Information on page 48.

iii

PART I
ITEM 1—Business
COMPANY OVERVIEW
Hornbeck Offshore Services, Inc. was incorporated under the laws of the State of Delaware in 1997. In this Annual Report on Form 10-K, references to “Company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Hornbeck Offshore Services, Inc. is a leading provider of marine transportation, subsea installation and accommodation support services to exploration and production, oilfield service, offshore construction and U.S. military customers. Since our establishment, we have primarily focused on providing innovative technologically advanced marine solutions to meet the evolving needs of the deepwater and ultra-deepwater energy industry in domestic and select foreign locations. Throughout our history, we have expanded our fleet of vessels primarily through a series of new vessel construction programs, as well as through acquisitions of existing vessels. We maintain our headquarters at 103 Northpark Boulevard, Covington, Louisiana, 70433; our telephone number is (985) 727-2000.
We own and operate one of the youngest and largest fleets of U.S.-flagged, new generation OSVs and MPSVs. In late 2011, we commenced our fifth OSV newbuild program, which also includes the construction of MPSVs. Since that time, we have grown our new generation fleet from 51 OSVs and four MPSVs to 66 OSVs and eight MPSVs. Upon completion of the last two vessels to be delivered under this newbuild program, our expected fleet will be comprised of 66 OSVs and ten MPSVs. Together, these vessels support the deep-well, deepwater and ultra-deepwater activities of the offshore oil and gas industry. Such activities include oil and gas exploration, field development, production, construction, installation, IRM, well-stimulation and other enhanced oil recovery activities. We have also developed a specialized application of our new generation OSVs for use by the U.S. military. Our new generation OSVs and MPSVs have enhanced capabilities that allow us to more effectively support the premium drilling and installation equipment and facilities required for the offshore deep-well, deepwater and ultra-deepwater energy industry. We are one of the top two operators of domestic high-spec new generation OSVs and MPSVs and one of the top three operators of such equipment worldwide, based on DWT. Our fleet is among the youngest in the industry, with a weighted-average age, based on DWT, of nine years.
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
Although all of our vessels are physically capable of operating in both domestic and international waters, approximately 76% are qualified under Section 27 of the Merchant Marine Act of 1920, as amended, or the Jones Act, to engage in the U.S. coastwise trade. The two remaining vessels being constructed under our fifth OSV newbuild program are also expected to be eligible for Jones Act coastwise trading privileges. Foreign owned, flagged, built or crewed vessels are restricted in their ability to conduct U.S. coastwise trade and are typically excluded from such trade in the GoM. Of the public company OSV peer group, we own the largest fleet of Jones Act-qualified, new generation OSVs and MPSVs, which we believe offers us a competitive advantage in the GoM. From time to time, we may elect to reflag certain of our vessels to the flag of another nation. We have reflagged 14 Jones Act-qualified OSVs and one Vanuatu-flagged MPSV to Mexican and other flags, including one OSV under Brazilian registry. We believe we currently own and operate one of the youngest and largest fleets of Mexican-flagged new generation OSVs and MPSVs. Once a Jones Act-qualified vessel is reflagged or a new vessel is foreign flagged, it permanently loses the right to engage in U.S. coastwise trade.
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
In addition to the ability to operate in very deep water, technological advances have also allowed hydrocarbon resources to be detected, drilled for and produced at extreme well depths. “Pre-salt” discoveries in Brazil are being drilled and produced in waters exceeding 5,000 feet and at well depths of more than 35,000 feet. In 2014, Chevron announced first oil from its Jack/St. Malo facility in the GoM, which is expected to produce previously undetectable lower tertiary hydrocarbons at a rate of 94,000 barrels per day from deposits more than 20,000 feet below the seabed situated in 7,000 feet of water. In addition to contending with extreme deepwater and deep well depths, these projects present challenges involving high temperatures and pressures within reservoirs and the associated difficulties of safely bringing those resources to the surface and then transporting them to shoreside locations. Despite these challenges, today deepwater production accounts for approximately 86% of all offshore production in the United States. The GoM production is expected to account for 16% and 17% of total forecast U.S. crude oil production in 2019 and 2020, respectively.
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
As large international oil companies were pushed out of participating in many regions of the world by national oil companies intent upon retaining for themselves the economic benefits of national exploitation, the deepwater GoM grew in significance. The deepwater GoM is among the most abundant hydrocarbon regions in the world. Political stability in the United States and accessibility of deepwater lease blocks allows major oil companies to plan, execute and finance the significant long-term commitments that deepwater success requires. While the scale and complexity associated with deepwater projects is considerable, the significant size of the resource discoveries allows companies to replenish reserves on a large scale from relatively few projects. Unlike most onshore exploration and production projects, deepwater projects require long-lead times to plan and execute, but also enjoy long production lives once online. For instance, the first exploratory wells at the Jack/St. Malo fields were drilled in 2003 and 2004 and first oil was not produced until 2014. Now online, Chevron projects that the Jack/St. Malo fields are expected to produce an estimated 500 million oil equivalent barrels over 30 years. Consequently, short term fluctuations in oil and gas prices typically do not have the same impact on sanctioned deepwater projects as such fluctuations may have on other onshore and continental shelf projects. As a result of the severity and length of current on-going commodity price declines, some previously sanctioned deepwater projects have, nevertheless, been deferred and the pace of newly sanctioned projects in the deepwater GoM has slowed considerably since 2015.
Emerging opportunities for the deepwater offshore energy industry are presented by recent changes in Mexico and Brazil, two of our core markets, which have both recently expanded access to their deepwater regions to foreign operators. In December 2013, the Mexican congress ended PEMEX's 75 year-old monopoly on drilling activities in Mexico and voted in favor of allowing the government to grant contracts and licenses for exploration and production of oil and gas to foreign firms, which previously had been prohibited under Mexico’s constitution. In December 2016, Mexico conducted its first ever deepwater auctions, which drew bids from several major integrated oil companies, as well as several independent oil companies on 10 deepwater opportunities. In January 2018, Mexico completed a second round of deepwater auctions, awarding 19 of 29 deepwater blocks. In 2018, companies began exploration activities on the deepwater blocks that were awarded.
Brazil, through its state-owned national oil company, Petrobras, has been a pioneer in deepwater drilling and remains a dominant player in the global deepwater energy industry. Petrobras claims approximately 9.7 billion barrels of proven deepwater and ultra-deepwater resources, the vast majority of which are located in pre-salt formations, which were the driving force behind an ambitious national plan to dramatically increase production by 2023 to 3.4 million barrels per day. These plans were sidelined by declines in the price of oil combined with a wide reaching corruption probe involving Petobras. In light of these difficulties being experienced by Petrobras, in 2016, the Brazilian Congress determined to re-open the vast Brazilian pre-salt regions to foreign operators. Brazil hosted multiple rounds of deepwater auctions for pre-salt oil blocks in 2018 with an additional auction scheduled to be held in November 2019.
The Subsea Oilfield
Deepwater successes have driven further innovation around the infrastructure required to produce and transport ashore the abundant resources that have been discovered. In shallower regions, once hydrocarbons are discovered, they are typically produced by installing a fixed platform over the well site onto which are installed all of the equipment and infrastructure necessary to produce the hydrocarbons and move them ashore through pipelines. Platforms also provide a locale from which well maintenance and similar activities can be performed. The size, pressures, temperatures and water depths of deepwater hydrocarbon deposits require enormous amounts of infrastructure to develop, produce and maintain their wells. These challenges have pushed the development of technologies to allow infrastructure to be placed directly onto the seafloor, as opposed to a fixed platform. The process of building out this subsea oilfield requires the use of vessels to transport infrastructure to location, install infrastructure to subsea points and inspect, repair and maintain it throughout the multi-decade life of the field. When hydrocarbons are brought to the surface, they are gathered from multiple subsea locations through pipelines to a single deepwater floating "top-side" production facility. These "top-side" production facilities take years to design, engineer, transport, install and, often, cost billions of dollars and represent a significant source of demand for vessel services during their installation and commissioning. More recently, deepwater producers have capitalized on their existing deepwater infrastructure to gain efficiencies through the use of so-called "tie-backs". A tie-back allows a deepwater well to be produced without having to install a new top-side facility by "tying the well back" to a near-by existing top-side facility accessible to the well location. Tie-backs require the installation of subsea infrastructure to connect the well to the remote "top-side" facility.
Depiction of a GoM Subsea Deepwater Oilfield

OSVs
OSVs primarily serve exploratory and developmental drilling rigs and production facilities and support offshore and subsea construction, installation, IRM and decommissioning activities. OSVs differ from other ships primarily due to their cargo-carrying flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed material and equipment, OSVs also transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and personnel between shore-bases and offshore rigs and production facilities. Deepwater environments require OSVs with capabilities that allow them to more effectively support drilling and related subsea construction projects that occur far from shore, in deepwater and increasingly at extreme well depths. In order to best serve these projects, we have designed our various classes of new generation vessels in a manner that seeks to maximize their liquid mud and dry bulk cement capacities, as well as their larger areas of open deck space. Deepwater operations also require vessels having dynamic positioning, or anchorless station-keeping capability, driven primarily by safety concerns that preclude vessels from physically mooring to floating deepwater installations. DP systems have experienced steady increases in technology over time with the highest DP rating currently being DP-3. The number following the DP notation generally indicates the degree of redundancy built into the vessel’s systems and the range of usefulness of the vessel in deepwater construction and subsea operations. Higher numbers represent greater DP capabilities. Today, deepwater drilling operations in the GoM overwhelmingly prefer a DP-2 notation and a vessel with 2,500 DWT capacity or greater. We consider these vessels to be high-spec new generation OSVs. Currently, 59 of our vessels are DP-2 and two are DP-3. The two remaining MPSVs contracted to be constructed under our fifth newbuild program are expected to be DP-2. Ultra-deepwater projects, which occur in waters of greater than 5,000 feet, are driving a need for DP-2 vessels with very large capacities. The distance of these projects from shore, together with their water and well depths dictate the use of massive volumes of bulk drilling materials and related supplies. The OSVs that have been delivered as part of our fifth OSV newbuild program are among the largest in the world. With DWT capacities of 5,500 DWT to 6,200 DWT, we believe these ultra high-spec vessels provide our ultra-deepwater drilling customers vessel solutions that help them to maximize efficiencies and improve the logistical challenges prevalent in their projects.
Vessels that do not carry at least a DP-2 notation or have less than 2,500 DWT capacity typically operate in more shallow U.S. waters or in foreign locations in which DP-2 has not yet emerged as the dominant standard. Currently, 18 of our vessels are low-spec, comprising 13% of our fleet by DWT. The remaining 87% of our fleet is considered high-spec, including roughly 60% of our overall fleet that is ultra high-spec.
Two ultra high-spec HOSMAX OSVs
MPSVs
MPSVs also support the deepwater activities of the energy industry. MPSVs are distinguished from OSVs in that they are more specialized and often significantly larger vessels that are principally used for IRM activities, such as the subsea installation of well heads, risers, jumpers, umbilicals and other equipment placed on the seafloor. MPSVs are also utilized in connection with the setting of pipelines, the commissioning and de-commissioning of offshore facilities, the maintenance and/or repair of subsea equipment and the intervention of such wells, well testing and flow-back operations and other sophisticated deepwater operations. To perform these various functions, MPSVs are or can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems, well intervention equipment, ROVs and accommodation facilities. The typical MPSV is outfitted with one or more deepwater cranes employing active heave compensation technology, one or more ROVs, a helideck and expansive accommodations for the offshore crew, including customer personnel. MPSVs can also be outfitted as a flotel to provide accommodations to large numbers of offshore construction and technical personnel involved in large-scale offshore projects, such as the commissioning of a floating offshore production facility. When in a flotel mode, the MPSV provides living quarters for third-party personnel, catering, laundry, medical services, recreational facilities, offices and as a helicopter heliport for the embarkation and disembarkation of offshore personnel. In addition, flotels coordinate and help to provide the facilities necessary for the offshore workers being accommodated to safely move from the vessel to other offshore structures being supported through the use of articulated gangways that allow personnel to "walk to work." Generally, MPSVs command higher dayrates than OSVs due to their significantly larger relative size and versatility, as well as higher construction and operating costs.
370 class MPSVs
We have devised MPSVs that, in addition to the array of services described above, are also capable of being utilized to transport deck or bulk cargoes in capacities exceeding most other new generation OSVs. We own and operate two proprietary 370 class DP-2 new generation MPSVs with such capabilities. These MPSVs have approximately double the deadweight and three times the liquid mud barrel-capacity of one of our 265 class new generation OSVs and more than four times the liquid mud barrel-capacity of one of our 240 class new generation OSVs. Moreover, with their large tanks, these MPSVs have assisted in large volume deepwater well testing and flow-back operations, as well as supporting large drilling operations in remote or harsh conditions. Both of our 370 class MPSVs uniquely have certifications by the USCG that permit Jones Act-qualified operations as a supply vessel, industrial/construction vessel and as a petroleum and chemical tanker under subchapters “L”, “I”, “D”, and “O”, respectively. We believe that these vessels are not only the largest supply vessels in the world, but are also the only vessels in the world to have received all four of these certifications.
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
We expect to take delivery of two 400 class MPSVs in the second and third quarters of 2020. Because our 400 class and 310 class MPSVs are Jones Act-qualified, we expect that they will enable our customers to transport equipment from shore to the installation site to be installed by the MPSV without needing to use a second (domestic) vessel for transport like foreign-flagged MPSVs are required to do. We believe that, once delivered, the 400 class MPSVs will be the largest and most capable Jones Act-qualified MPSVs available in the market.

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
430 class
We also operate the HOS Iron Horse and HOS Achiever, which are 430 class DP-3 new generation MPSVs. A DP-3 notation requires greater vessel and ship-system redundancies. DP-3 systems also include separate vessel compartments with fire-retardant walls for generators, prime movers, switchboards and most other DP components. These 430 class MPSVs are designed to handle a variety of global offshore energy applications, many of which are not dependent on the exploratory rig count. They are excellent platforms for those specialty services described above for our 400 and 310 class MPSVs with the exception of handling liquid cargoes. The HOS Iron Horse and the HOS Achiever are not U.S.-flagged vessels, however, they can engage in certain legally permissible operations in the U.S. that do not constitute coastwise trade. The HOS Achiever is currently configured as a flotel with accommodations for up to 270 personnel onboard, including the vessel's marine crew, hotel and catering staff. These accommodations allow this vessel to support the commissioning of deepwater installations around the world. Because flotel services do not typically involve the coastwise transportation of passengers, foreign-flag vessels, such as our 430 class MPSVs, can provide this service in the U.S. We recently placed the HOS Iron Horse into Mexican registry through our Mexican affiliate. We believe that the HOS Iron Horse is among the most sophisticated MPSVs in Mexican registry and will be a highly capable asset serving the growing Mexican market.
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

The following table provides information, as of February 13, 2019, regarding our owned fleet of 66 new generation OSVs, eight MPSVs and two MPSVs yet to be delivered under our fifth OSV newbuild program, as well as our managed fleet of four new generation OSVs that serve the U.S. Navy.
Our Vessels

Name	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Total Horsepower	DP Class(1)
OWNED VESSELS:
MPSVs
HOS Iron Horse	430	Multi-Purpose (FF)	Mexico	Nov 2009	6,345	n/a	8,050	DP-3
HOS Achiever	430	Multi-Purpose (FF)	Brazil	Oct 2008	5,096	n/a	8,050	DP-3
HOS Warhorse	400 ES	Multi-Purpose	TBD	2Q2020 est.(2)	6,200 est	14,100 est.	9,000 est.	DP-2
HOS Wild Horse	400 ES	Multi-Purpose	TBD	3Q2020 est.(2)	6,200 est.	14,100 est.	9,000 est.	DP-2
HOS Centerline	370	Stacked	GoM	Mar 2009	7,903	30,962	6,000	DP-2
HOS Strongline	370	Stacked	GoM	Mar 2010	7,881	30,962	6,000	DP-2
HOS Bayou	310	Multi-Purpose	GoM	Dec 2014	5,189	20,981	6,700	DP-2
HOS Warland	310 ES	Multi-Purpose	GoM	Aug 2016	4,977	19,120	9,000	DP-2
HOS Woodland	310 ES	Multi-Purpose	GoM	Sep 2016	5,132	19,120	9,000	DP-2
HOS Riverbend	300	Multi-Purpose	GoM	Feb 2014	4,608	16,938	7,300	DP-2
OSVs
300 class (Over 5,000 DWT)
HOS Commander	320	Supply	GoM	Nov 2013	6,046	20,911	6,008	DP-2
HOS Carolina	320	Supply	GoM	Feb 2014	6,059	20,911	6,008	DP-2
HOS Claymore	320	Supply	GoM	Mar 2014	6,042	20,911	6,008	DP-2
HOS Captain	320	Supply	GoM	Jul 2014	6,051	20,911	6,008	DP-2
HOS Clearview	320	Supply	GoM	Aug 2014	6,053	20,911	6,008	DP-2
HOS Crockett	320	Supply	GoM	Dec 2014	6,047	20,911	6,008	DP-2
HOS Caledonia	320	Supply	GoM	Jan 2015	6,066	20,911	6,008	DP-2
HOS Crestview	320	Supply (FF)	Latin America	Feb 2015	6,052	20,911	6,008	DP-2
HOS Cedar Ridge	320	Supply	GoM	Nov 2015	6,046	20,911	6,008	DP-2
HOS Carousel	320	Supply	GoM	Jun 2015	6,059	20,911	6,008	DP-2
HOS Black Foot	310	Supply	GoM	Jul 2014	6,055	21,417	7,300	DP-2
HOS Black Rock	310	Supply	GoM	Aug 2014	6,055	21,417	7,300	DP-2
HOS Black Watch	310	Supply	GoM	Oct 2014	6,055	21,417	7,300	DP-2
HOS Brass Ring	310	Supply (FF)	Brazil	Jan 2016	5,633	21,417	6,700	DP-2
HOS Briarwood	310	Supply	GoM	Jan 2016	5,993	21,417	6,700	DP-2
HOS Red Dawn	300	Supply	Other U.S.	Jun 2013	5,407	20,846	6,700	DP-2
HOS Red Rock	300	Military	Other U.S.	Oct 2013	5,407	20,846	6,700	DP-2
HOS Renaissance	300	Supply	GoM	Nov 2013	5,407	20,846	6,700	DP-2
HOS Browning	300	Supply (FF)	Latin America	May 2018	5,553	19,516	6,700	DP-2
HOS Winchester	300	Supply (FF)	Mexico	May 2018	5,553	19,516	6,700	DP-2
HOS Coral	290	Supply (FF)	Mexico	Mar 2009	5,609	15,212	6,140	DP-2
280 class (3,500 to 5,000 DWT)
HOS Colt	270	Supply	Latin America	May 2018	3,792	12,591	6,700	DP-2
HOS Remington	270	Supply (FF)	Mexico	May 2018	3,780	12,569	6,700	DP-2
HOS Ridgewind	265	Supply	GoM	Nov 2001	3,070	9,414	6,780	DP-2
HOS Brimstone	265	Stacked	GoM	Jun 2002	3,718	10,350	6,780	DP-2
HOS Stormridge	265	Stacked	GoM	Aug 2002	3,659	10,350	6,780	DP-2
HOS Sandstorm	265	Stacked	GoM	Oct 2002	3,659	10,336	6,780	DP-2
240 class (2,500 to 3,500 DWT)
HOS Saylor	240	Stacked (FF)	GoM	Oct 1999	2,774	n/a	7,844	DP-1
HOS Navegante	240	Stacked (FF)	GoM	Jan 2000	3,289	4,450	7,844	DP-2
HOS Resolution	250 EDF	Stacked	GoM	Oct 2008	2,751	8,240	6,000	DP-2
HOS Mystique	250 EDF	Military	Other U.S.	Jan 2009	2,333	8,300	5,586	DP-2
HOS Pinnacle	250 EDF	Stacked	GoM	Feb 2010	2,707	8,240	6,000	DP-2
HOS Windancer	250 EDF	Stacked	GoM	May 2010	2,724	8,240	6,000	DP-2
HOS Wildwing	250 EDF	Stacked	GoM	Sept 2010	2,707	8,240	6,000	DP-2
HOS Bluewater	240 ED	Stacked	GoM	Mar 2003	2,754	8,270	4,000	DP-2
HOS Gemstone	240 ED	Stacked	GoM	Jun 2003	2,758	8,270	4,000	DP-2
HOS Greystone	240 ED	Stacked	GoM	Sep 2003	2,754	8,270	4,000	DP-2
HOS Silverstar	240 ED	Stacked	GoM	Jan 2004	2,762	8,270	4,000	DP-2
HOS Polestar	240 ED	Stacked	GoM	May 2008	2,752	8,270	4,000	DP-2
HOS Shooting Star	240 ED	Stacked	GoM	Jul 2008	2,728	8,270	4,000	DP-2
HOS North Star	240 ED	Stacked	GoM	Nov 2008	2,749	8,270	4,000	DP-2
HOS Lode Star	240 ED	Stacked	GoM	Feb 2009	2,746	8,270	4,000	DP-2
HOS Silver Arrow	240 ED	Supply (FF)	Mexico	Oct 2009	2,664	8,270	4,000	DP-2
HOS Sweet Water	240 ED	Stacked (FF)	Mexico	Dec 2009	2,701	8,270	4,000	DP-2

Name	Design	Current Service Function	Current Location	In-Service Date	Deadweight (long tons)	Liquid Mud Capacity (barrels)	Total Horsepower	DP Class(1)
HOS Beignet	S240 E	Stacked	GoM	May 2013(3)	2,772	8,000	4,000	DP-2
HOS Boudin	S240 E	Stacked	GoM	May 2013(3)	2,715	8,000	4,000	DP-2
HOS Bourre'	S240 E	Stacked	GoM	Sep 2013(3)	2,772	8,000	4,000	DP-2
HOS Coquille	S240 E	Stacked	GoM	Sep 2013(3)	2,742	8,000	4,000	DP-2
HOS Cayenne	S240 E	Stacked	GoM	Nov 2013(3)	2,772	8,000	4,000	DP-2
HOS Chicory	S240 E	Stacked	GoM	Nov 2013(3)	2,731	8,000	4,000	DP-2
200 class (1,500 to 2,500 DWT)
HOS Innovator	240 E	Stacked	GoM	Apr 2001	2,036	6,290	4,520	DP-2
HOS Dominator	240 E	Military	Other U.S.	Feb 2002	2,054	6,400	4,000	DP-2
HOS Deepwater	240	Supply (FF)	Mexico	Nov 1999	2,259	4,470	4,000	DP-2
HOS Cornerstone	240	Stacked	GoM	Mar 2000	2,259	6,280	4,000	DP-2
HOS Beaufort	S200	Stacked	GoM	Mar 1999	2,246	4,120	4,000	DP-1
HOS Hawke	S200	Stacked (FF)	GoM	Jul 1999	1,767	4,100	4,000	DP-1
HOS Douglas	S200	Stacked	GoM	Apr 2000	2,246	4,120	4,000	DP-1
HOS Nome	S200	Stacked	GoM	Aug 2000	2,246	4,120	4,000	DP-1
HOS Crossfire	200	Stacked (FF)	Mexico	Nov 1998	1,780	2,714	4,000	DP-1
HOS Super H	200	Stacked	GoM	Jan 1999	1,764	3,590	4,000	DP-1
HOS Brigadoon	200	Stacked (FF)	Mexico	Mar 1999	1,767	3,590	4,000	DP-1
HOS Thunderfoot	200	Supply (FF)	Mexico	May 1999	1,678	3,600	4,000	DP-1
HOS Dakota	200	Stacked (FF)	Mexico	Jun 1999	1,780	2,714	4,000	DP-1
HOS Explorer	220	Stacked	GoM	Feb 1999	1,625	3,050	3,900	DP-1
HOS Voyager	220	Stacked	GoM	May 1998	1,625	3,050	3,900	DP-1
HOS Pioneer	220	Stacked	GoM	Jun 2000	1,630	3,050	4,000	DP-1

MANAGED VESSELS:
240 class (2,500 to 3,500 DWT)
USNS Black Powder	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
USNS Westwind	250 EDF	Military	Other U.S.	Jun 2009	2,900	8,300	6,000	DP-2
USNS Eagleview	250 EDF	Military	Other U.S.	Oct 2009	2,900	8,300	6,000	DP-2
USNS Arrowhead	250 EDF	Military	Other U.S.	Jan 2009	2,900	8,300	6,000	DP-2

FF—foreign-flagged
TBD—to be determined

(1)
“DP-1,” “DP-2” and “DP-3” mean various classifications, or equivalent, of dynamic positioning systems on new generation vessels to automatically maintain a vessel’s position and heading through anchor-less station keeping.

(2)	These vessels are currently being constructed under our fifth OSV newbuild construction program with anticipated in-service dates during 2020.

(3)
These six vessels were converted into 240 class DP-2 OSVs as part of our 200 class OSV retrofit program in 2013. They were originally constructed and placed in service in their prior Super 200 class DP-1 configuration in 1999 or 2000 and were acquired by us in August 2007.

We own long-term lease rights to two adjacent shore-base facilities located in Port Fourchon, Louisiana, named HOS Port. Port Fourchon’s proximity to the deepwater GoM provides a strategic logistical advantage for servicing drilling rigs, production facilities and other offshore installations and sites. We also utilize HOS Port as a shoreside facility for performing vessel maintenance, outfitting and other in-the-water shipyard activities. Developed as a multi-use facility, Port Fourchon has historically been a land base for offshore oil support services and the Louisiana Offshore Oil Port, or LOOP. According to industry sources, Port Fourchon services nearly all deepwater rigs and almost half of all shallow water rigs in the GoM. The HOS Port facility has approximately five years remaining on its current lease and two additional five-year renewal options on each parcel. The combined acreage of HOS Port is approximately 60 acres with total waterfront bulkhead of nearly 3,000 linear feet. HOS Port not only supports our existing fleet and customers’ deepwater logistics requirements, but it underscores our long-term commitment to and our long-term outlook for the deepwater GoM.
Principal Markets
OSVs and MPSVs operate worldwide, but are generally concentrated in relatively few offshore regions with high levels of exploration and development activity, such as the GoM, the North Sea, Southeast Asia, West Africa, Latin America and the Middle East. Our core geographic markets are the GoM, Mexico and Brazil. In these markets we provide services to several major integrated oil companies as well as mid-size and large independent oil companies with deepwater and ultra-deepwater activities and to national oil companies such as PEMEX and Petrobras. We also occasionally operate in select international markets, which have included the rest of Latin America, West Africa, the Mediterranean Sea, the Black Sea and the Caribbean basin. We are often subcontracted by other oilfield service companies, both in the GoM and internationally, to provide a new generation fleet that enables them to render offshore oilfield services, such as well stimulation or other enhanced oil recovery activities, seismic surveying, diving and ROV operations, construction, installation, inspection, maintenance, repair and decommissioning services. We also provide a specialized application of our new generation OSVs for use by the United States military.

While there is some vessel migration between regions, key factors such as mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters, or coastwise cabotage laws such as the Jones Act, can limit the migration of OSVs into certain markets. Because some MPSVs are generally utilized for non-cargo operations, they are less limited by cabotage laws. Demand for OSVs, as evidenced by dayrates and utilization rates, is primarily related to offshore oil and natural gas exploration, development and production activity. Such activity is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, the level of drilling permit activity, capital budgets of offshore exploration and production companies, and repair and maintenance needs in the deepwater oilfield.
Offshore exploration and production activities are increasingly focused on deep wells (as defined by total well depth rather than water depth), whether on the Outer Continental Shelf or in the deepwater or ultra-deepwater. These types of wells require high-specification equipment, which has driven the recent and nearly completed newbuild cycle for drilling rigs and for OSVs. There were 32 floating rigs under construction or on order on February 13, 2019 and, as of that date, there were options outstanding to build seven additional floating rigs. In addition, on that date, there were 75 high-spec jack-up rigs under construction or on order worldwide, and there were options outstanding to build 13 additional high-spec jack-up rigs. Most, if not all, of these rigs were ordered prior to the downturn in oil prices that has persisted since late 2014. Consequently, the market for deepwater drilling rigs is expected to be over-supplied for the forseeable future. This oversupply of rigs may drive down the cost of contracting a drilling rig, with the result that more rigs may be employed, which could positively impact utilization of supply vessels. Each drilling rig working on deep-well projects typically requires more than one OSV to service it, and the number of OSVs required is dependent on many factors, including the type of activity being undertaken, the location of the rig and the size and capacity of the OSVs. During normal operating conditions, based on the historical data for the number of floating rigs and OSVs working, we believe that two to four OSVs per rig are required in the GoM and even more OSVs are necessary per rig in Brazil where greater logistical challenges result in longer vessel turnaround times to service drill sites. Typically, during the initial drilling stage, more OSVs are required to supply drilling mud, drill pipe and other materials than at later stages of the drilling cycle. In addition, generally more OSVs are required the farther a drilling rig is located from shore. Under normal weather conditions, the transit time to deepwater drilling rigs in the GoM and Brazil can typically range from six to 24 hours for a new generation vessel. In Brazil, transit time for a new generation vessel to some of the newer, more logistically remote deepwater drilling rig locations are more appropriately measured in days, not hours. In addition to drilling rig support, deepwater and ultra-deepwater exploration and production activities should result in the expansion of other specialty-service offerings for our vessels. These markets include subsea construction support, installation, IRM work, and life-of-field services, which include well-stimulation, workovers and decommissioning.
While Mexico has an active shallow water market, Mexico is now at the dawn of its deepwater efforts, which were enabled by the legal changes made in Mexico that opened its offshore areas to foreign investment. Mexico shares a deepwater border with the United States. Deepwater exploratory success on the U.S. side of that border, particularly in the “Perdido Belt” region suggests a high probability of similar success to be achieved on the Mexican side of the border. The first deepwater wells will be drilled in Mexico in 2019.
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
Competition
The offshore support vessel industry is highly competitive. Competition primarily involves such factors as:

•	quality, capability and age of vessels;

•	quality, capability and nationality of the crew members;

•	ability to meet the customer’s schedule;

•	safety record, reputation, experience;

•	price and;

•	cabtoage laws.
Our three core markets, the U.S. GoM, Mexico and Brazil, all have strict cabotage laws that provide varying levels of insulation from foreign competition. While these laws vary in their provisions, generally they provide a barrier to entry to market participants that are short-term focused and unwilling to make a significant contribution of capital to the country being served.
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
Many of the services provided by MPSVs do not involve the transportation of merchandise and therefore are generally not considered coastwise trade under U.S. and foreign cabotage laws. Consequently, our MPSVs being constructed under our fifth newbuild program face competition from both foreign-flagged vessels and U.S.-flagged vessels for non-coastwise trade activities. In addition, since 2009, owners and operators of Jones-Act qualified MPSVs, such as ourselves, have challenged interpretations of the Jones Act issued by Customs and Border Protection, or CBP, that we believe erroneously allowed foreign MPSVs to be used in U.S. coastwise trade. In 2009 and again in 2017, CBP announced proposed modifications to or revocations of these interpretations, but subsequently withdrew both of those proposals. In 2017, trade organizations representing the owners and operators of Jones-Act qualified MPSVs, as well as U.S. shipyards that build them, sued CBP on account of the continued existence of Jones Act interpretations that are inconsistent with the statute. That suit is pending in Federal District Court for the District of Columbia, Captain Paul Radtke, et. al. v. U.S Bureau of Customs and Border Protection, et. al. Civil Action No. 17-2412. If successful, that litigation may reduce competition that our Jones-Act qualified MPSVs face from foreign MPSVs that are currently allowed by CBP to engage in coastwise trade.
Competition in the MPSV industry is significantly affected by the particular capabilities of a vessel to meet the requirements of a customer’s project as well as price. While operating in the GoM, our MPSVs are required to utilize U.S. crews while foreign-owned vessels have historically been allowed to employ non-U.S. mariners, often from low-wage nations. U.S. crews are often more expensive than foreign crews. Also, foreign MPSV owners may have more favorable tax regimes than ours. Consequently, prices for foreign-owned MPSVs in the GoM are often lower than prices we can charge. Finally, some potential MPSV customers are also owners of MPSVs that will compete with our vessels. During the recent downturn, many foreign MPSVs have departed the GoM and most MPSVs currently operating in the GoM are Jones-Act qualified. If market conditions improve and the CBP letter rulings continue to allow foreign vessels to engage in coastwise trade, we might face significant price competition from the owners of these foreign vessels that enjoy lower manning and tax burdens.
We continue to observe intense scrutiny by our customers on the safety and environmental management systems of vessel operators. As a consequence, we believe that deepwater customers are increasingly biased towards companies that have demonstrated a financial and operational commitment and capacity to employ such systems. We believe this trend will, over time, make it difficult for small enterprises to compete effectively in the deepwater OSV and MPSV markets. Additionally, we have observed less willingness by operators to utilize DP-1 vessels in deepwater operations in the GoM. This trend will likely result in the retirement of conventional non-DP vessels and a migration of DP-1 vessels to non-deepwater regions, such as the shelf, and certain international regions.

Although some of our principal competitors are larger or have more extensive international operations than we do, we believe that our operating capabilities and reputation for quality and safety enable us to compete effectively with other fleets in the market areas in which we operate or intend to operate. In particular, we believe that the relatively young age and advanced features of our OSVs and MPSVs provide us with a competitive advantage. The ages of our high-spec new generation OSVs range from two years to 20 years with a weighted-average fleet age, based on DWT, of seven years. In fact, approximately 91% of our active new generation OSVs have been placed in-service since January 1, 2008, giving our active fleet of OSVs an average age of six years. The average age of the industry’s conventional U.S.-flagged OSV fleet is over 35 years and the industry's domestic new generation OSV fleet is approximately 10 years. We believe that most of these older vessels are cold-stacked and many of them have been or will be permanently retired in the next few years due to physical and economic obsolescence. Worldwide competition for new generation vessels has been impacted in recent years by the increase in newbuild OSVs placed in-service to address greater customer interest in deep-well, deepwater and ultra-deepwater drilling activity and the decline in industry activity due to low oil prices. Upon completion of our fifth OSV newbuild program, we expect to own a fleet of 76 Upstream vessels of which 83% will be DP-2 or DP-3 with a weighted-average fleet age, based on DWT, of 11 years in 2020.
Over the past five years, there have been several, and we expect further, formal and informal restructurings of owners and operators of OSVs and MPSVs that compete with us in the U.S. and globally. Two of our publicly traded domestic competitors emerged from Chapter 11 proceedings in 2017 and such competitors merged in late-2018. Companies that have undergone restructurings may have less debt and obligations associated with servicing their debt than companies that have not undergone restructurings. Additionally, fresh start accounting rules might also provide advantages that impact financial results that such restructured companies report. Because we have not initiated measures of this kind, we may face stiffer competition from restructured companies and may also report lower financial results relative to such restructured companies. We believe any advantages experienced by such competitors are short-term and limited in nature given the capital intensive nature of our business. Because all vessels must eventually be replaced, and shipyard costs have not and are not expected to decrease, even our competitors that have been restructured must generate returns sufficient to cover their cost of capital and fund eventual fleet replacement.
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
CUSTOMER DEPENDENCY
Our customers are generally limited to large, independent, integrated or nationally-owned energy companies. These firms are relatively few in number. The percentage of revenues attributable to a customer in any particular year depends on the level of oil and natural gas exploration, development and production activities undertaken by such customer, the availability and suitability of our vessels for the customer’s projects or products and other factors, many of which are beyond our control. For the year ended December 31, 2018, Military Sealift Command and Royal Dutch Shell plc (including worldwide affiliates) each accounted for 10% or more of our consolidated revenues. For a discussion of significant customers in prior periods, see Note 15 to our consolidated financial statements.
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
The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States. The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of oil or other hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge, including the costs of restoring damaged natural resources. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum or other pollutants in reportable quantities. Our OSVs routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. Our OSVs also transport bulk chemical materials and liquid mud used in drilling activities, which contain oil and oil by-products. We maintain vessel response plans as required by the Clean Water Act to address potential oil and fuel spills.
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
The USCG's final Ballast Rule became effective on June 21, 2012, and the EPA renewed the Vessel General Permit under the National Pollutant Discharge Elimination System effective on December 19, 2013. In addition, the International Maritime Organization's, or IMO, International Convention for the Control and Management of Ships’ Ballast Water and Sediments otherwise known as the Ballast Water Management Convention, or BWMC, became effective on September 8, 2017. The BWMC has similar standards to that of the USCG and EPA ballast water regulations. These regulations require all our existing vessels to meet certain standards pertaining to ballast water discharges. An exemption to certain compliance requirements in the U.S. is provided for vessels that operate within an isolated geographic region, as determined by the USCG and EPA, respectively. Most of our vessels operating in the GoM are exempt from the ballast water treatment requirements. However, for non-exempt vessels, ballast water treatment equipment may be required to be utilized on the vessel. The USCG has several approved ballast water treatment systems and, as a result, we will have to become compliant with ballast water treatment requirements that previously were waived in the U.S. Internationally, compliance with IMO’s BWMC is not expected to impact us until third quarter 2019 and thereafter, as implementation of these rules is based on the renewal of a vessel’s International Oil Pollution Prevention Certificate after September 8, 2017. We have currently estimated the cost of compliance with either the USCG's Ballast Rule or the BWMC to be approximately $325,000 per vessel that is required to be fitted with a treatment system.
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
EMPLOYEES
On December 31, 2018, we had 1,009 employees, including 817 operating personnel and 192 corporate, administrative and management personnel. Excluded from these personnel totals are 120 third-country nationals that we contracted to serve on our vessels as of December 31, 2018. These non-U.S. mariners are typically provided by international crewing agencies. With the exception of 182 employees located in Brazil and Mexico, none of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement.

We have not experienced any strikes or work stoppages, and our management believes that we continue to experience good relations with our employees.
GEOGRAPHIC AREAS
The table below presents revenues by geographic region for the past three fiscal years (in thousands):

	Year Ended December 31,
	2018	% of total	2017	% of total	2016	% of total
United States	$173,211	81.5%	$153,060	80.0%	$185,475	82.7%
International	39,193	18.5%	38,352	20.0%	38,824	17.3%
	$212,404	100.0%	$191,412	100.0%	$224,299	100.0%
The table below presents net book value of property, plant and equipment by geographic region for the past three fiscal years (in thousands):

	As of December 31,
	2018	% of total	2017	% of total	2016	% of total
United States	$2,181,878	89.6%	$2,218,773	88.7%	$2,250,384	87.3%
International	252,950	10.4%	282,240	11.3%	328,004	12.7%
	$2,434,828	100.0%	$2,501,013	100.0%	$2,578,388	100.0%
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
We may not have the funds available or be able to obtain the funds necessary to meet the obligations relating to our 2020 senior notes or our 2021 senior notes.
As of December 31, 2018, our 2020 senior notes and our 2021 senior notes, which collectively have a face value of $816.9 million outstanding, mature in April 2020 and March 2021, respectively. In addition, upon the occurrence of certain change of control events, as defined in the indentures governing the 2020 senior notes and the 2021 senior notes, holders of such notes would have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest. Absent the combination of a significant recovery of market conditions such that cash flows from operations were to increase materially from projected levels coupled with a refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal 2020 and 2021, respectively. There can be no assurance that cash flows from operations will increase materially or that we will succeed in accessing new capital or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Failure to meet our obligations related to any tranche of our senior notes may result in the acceleration of our other indebtedness and result in a material adverse effect on our financial condition and results of operations.
The permissibility of our recently completed second-lien exchange has been challenged by certain holders of our 2020 senior notes and 2021 senior notes.
In February 2019, we conducted an exchange of a portion of our 2020 senior notes for second-lien term loans that mature in February 2025. Certain non-participating holders of our 2020 senior notes and holders of 2021 senior notes raised issues regarding the permissibility of the exchange transaction under the indentures governing their notes. Based upon the advice of counsel, we believe that the exchange was permissible and that we would prevail in a legal challenge to its permissibility should one arise. If the Company’s interpretation is deemed to be incorrect in a legal proceeding and an Event of Default is declared, then obligations under the 2020 senior notes and 2021 senior notes could become due prior to their stated maturities. In such an event, the Company would not be able to satisfy the accelerated amounts at such earlier time and would likely have to seek bankruptcy protection.
Unstacking of vessels could detrimentally impact the market for OSVs.
As of February 13, 2019, we estimate that approximately 80 U.S.-flagged OSVs are cold-stacked. To the extent that such vessels are unstacked by vessel operators, in response to improved, or perceived improvement in market conditions, more rapidly than the market can absorb such additional vessels, the market for OSVs could become oversupplied, adversely affecting the sustainability of a demand-driven market recovery for our services.
As a result of the declines in oil prices that began in late 2014, our customers have reduced and may further reduce spending on exploration and production projects, resulting in a decrease in demand for our services.
Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and production services activities. Reduced demand for oil and natural gas or periods of surplus oil and natural gas generally result in lower prices for these commodities and often impact the economics of planned drilling projects and ongoing production projects, resulting in the curtailment, reduction, delay or postponement of such projects for an indeterminate period of time. When drilling and production activity and related spending declines, both vessel dayrates and utilization for our vessels historically decline as well. This has been the case, beginning in October 2014 and continuing into 2019.

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
In addition to our fifth OSV newbuild program, which is nearing completion, certain of our competitors previously announced plans to construct new vessels to be deployed in domestic and foreign locations, thus adding to the available vessel capacity. A remobilization to the GoM oilfield of U.S.-flagged vessels currently operating in other regions or in non-oilfield applications would result in an increase in vessel capacity in the GoM, one of our core markets. Similarly, vessel capacity in foreign markets, including our core markets of Mexico and Brazil, may also be impacted by U.S.-flagged or other vessels migrating to such foreign locations. Further, a repeal, suspension or significant modification of the Jones Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of OSVs or MPSVs, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and dayrates, which would adversely affect our revenues and profitability, but could also worsen the impact of the current or any future downturn in the oil and gas industry on our results of operations and financial condition. Because some services provided by MPSVs are not protected by the Jones Act, foreign competitors have and in the future may bring additional MPSVs to the GoM or build additional MPSVs that we will compete with domestically or internationally for such services.
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
We are currently constructing the last two MPSVs under our pending newbuild program. These vessels are large and complex. We are required to make remaining milestone payments totaling approximately $61 million, the majority of which payments we expect to be incurred during 2019 and 2020. While we have sufficient cash on hand today to meet these obligations, unforeseen events could result in our inability to fund these obligations when they come due, which could have an adverse impact on our business plans, financial condition and results from operations. Additionally, litigation with the shipyard with which we had contracted to build such vessels has delayed construction and unforeseen events could result in significant cost overruns for which, under certain circumstances, we might be responsible.
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
Even if we consummate an acquisition, the process of integrating acquired operations into our own may result in unforeseen operating difficulties and costs and may require significant management attention and financial resources. In addition, integrating acquired businesses may impact the effectiveness of our internal controls over financial reporting. In the currently depressed market for OSVs, we might not be able to place vessels we acquire into immediate service, which will result in our paying for the cost to stack these vessels and eventually the cost to reactivate them, which could be a significant barrier to their utilization if we do not have sufficient liquidity to justify such expenses. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of utilization and profitability from acquired vessels or businesses or to realize other anticipated benefits of acquisitions.
We can give no assurance that we will be able to identify desirable acquisition candidates or that we will be successful in entering into definitive agreements or closing such acquisitions on satisfactory terms. An inability to acquire additional vessels or businesses may limit our growth potential.
Our contracts with the United States Government could be impacted by budget cuts or government "shut-downs".
Our government contracts depend upon annual funding commitments authorized by Congress. In a period of government budget cuts or other political events, such as a prolonged government shut-down, our contracts might not be re-authorized or might be temporarily suspended, resulting in a material decline in our anticipated revenues.
We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.
Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the USCG, the National Transportation Safety Board, the EPA and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The USCG and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the USCG and Customs Service are authorized to inspect vessels at will. Our operations are also subject to international conventions, federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, specific training, and/or operational changes. While we endeavor to comply with all applicable laws, circumstances might exist where we might not come into complete compliance with applicable laws and regulations, which could result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict, joint and several liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in applicable conventions or laws, regulations or standards that would impose additional requirements or restrictions on our or our oil and gas exploration and production customers’ operations could adversely affect our financial condition and results of operations. It is possible that laws and regulations may become even more stringent, which could also adversely affect our financial condition and results of operations.
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
Finally, we are subject to the Merchant Marine Act of 1920, commonly referred to as the Jones Act, which requires that vessels engaged in coastwise trade to carry cargo between U.S. ports be documented under the laws of the United States and be controlled by U.S. citizens. A corporation is not considered a U.S. citizen unless, among other things, at least 75% of the ownership of voting interests with respect to its equity securities are held by U.S. citizens. We endeavor to ensure that we would be determined to be a U.S. citizen as defined under these laws by including in our certificate of incorporation certain restrictions on the ownership of our capital stock by non-U.S. citizens and establishing certain monitoring protocols and other mechanisms to maintain compliance with these laws. If we are determined at any time not to be in compliance with these citizenship requirements, our vessels might become ineligible to engage in the coastwise trade in U.S. domestic waters, and our business and operating results would be materially adversely affected.
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
We derive a portion of our revenues from foreign sources. In addition, certain of our shipyard repair and procurement activities are being conducted with foreign vendors. We therefore face risks inherent in conducting business internationally, such as legal and governmental regulatory requirements, potential vessel detentions, seizures or nationalization of assets, import-export quotas or other trade barriers, difficulties in collecting accounts receivable and longer collection periods, political and economic instability, kidnapping of or assault on personnel, piracy, adverse tax consequences, difficulties and costs of staffing international operations and language and cultural differences. We do not hedge against foreign currency risk. While we endeavor to contract in U.S. Dollars when operating internationally, some contracts may be denominated in a foreign currency, which would result in a foreign currency exposure risk. All of these risks are beyond our control and difficult to insure against. We cannot predict the nature and the likelihood of any such events. If such an event should occur, however, it could have a material adverse effect on our financial condition and results of operations.
We may lose the right to operate in some international markets in which we have a presence.
In certain foreign markets in which we operate, most notably Mexico and Brazil, we sometimes depend upon governmental waivers of cabotage laws. These waivers could be revoked or made more burdensome, which could result in our inability to continue our operations or materially increase the costs of operating in such foreign locations. In addition, our foreign customers are often large state-owned oil companies that have monopolies or near monopolies in their home countries. These companies sometimes impose contractual requirements or restrictions that cannot be negotiated away and that can impose significant operating risks upon us. From time to time, we have challenged these contractual actions in foreign markets, which entails significant risks.
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
We depend to a large extent on the efforts and continued employment of our executive officers and key management personnel. We do not maintain key-man insurance. Given the prolonged down-turn that has affected the offshore oil services sector, coupled with industry management turnover resulting from restructurings and other corporate changes, seasoned managers are in demand. The loss of services of one or more of our executive officers or key management personnel could have a negative impact on our financial condition and results of operations.
Restrictions contained in the indentures governing our 2020 senior notes, our 2021 senior notes, and in the agreements governing our first-lien term loans and second-lien term loans may limit our ability to obtain additional financing and to pursue other business opportunities.
Covenants contained in the indentures governing our 2020 senior notes and 2021 senior notes and in the agreements governing our first-lien term loans and second-lien term loans require us to meet certain financial tests, which may limit or otherwise restrict:

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
Our future results may be impacted by volatility, weakness or deterioration in the debt and equity capital markets. Inflation, deflation, or other adverse economic conditions may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments, the failure of shipyards and major suppliers to complete orders or the failure by lenders to provide expected funding under our loan agreements. Additionally, credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.
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
Our stock price and the price of our other publicly traded securities have been volatile, declining precipitously from time to time during the period from 2013 through the present, and they could decline again.
The securities markets in general and our common stock and other publicly traded securities in particular have experienced significant price and volume volatility in recent years. The market price and trading volume of our common stock and other publicly traded securities may continue to experience significant fluctuations due not only to general capital market conditions but also to a change in sentiment in the market regarding our operations or business prospects or those of companies in our industry. In addition to the other risk factors discussed above, the price and volume volatility of our common stock and other publicly traded securities may be affected by:

•	factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as the current depressed prices for oil or natural gas;

•	the ability or willingness of OPEC to set and maintain production levels for oil;

•	oil and gas production levels by non-OPEC countries;

•	operating results that vary from the expectations of securities analysts and investors;

•	disasters such as the Deepwater Horizon incident in the Gulf of Mexico in 2010;

•	the operating and securities price performance of companies that investors or analysts consider comparable to us;

•	actions by rating agencies related to our 2019 convertible senior notes, our 2020 senior notes, or our 2021 senior notes;

•	geopolitical risks;

•	announcements of strategic developments, acquisitions and other material events by us or by our competitors;

•	our ability to refinance or otherwise satisfy amounts due under our various debt instruments; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
ITEM 1B—Unresolved Staff Comments
None.

ITEM 2—Properties
Our principal executive offices are in Covington, Louisiana, where we lease approximately 65,000 square feet of office space under a lease with a current term expiring in September 2025 and three additional five-year renewal periods. Our primary domestic operating facility is located in Port Fourchon, Louisiana. We also maintain three international offices from which we operate our fleet of vessels in Mexico and Brazil, as set forth below. For more information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included within this report. We believe that our facilities, including waterfront locations used for vessel dockage and certain vessel repair work, provide an adequate base of operations for the foreseeable future.
Our principal properties as of December 31, 2018 are as follows:

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

Item 3—Legal Proceedings
In December 2000, LEEVAC Marine Inc. (a predecessor entity to our current subsidiary Hornbeck Offshore Transportation, LLC, or HOT) was one of several companies that formed a limited liability company, SSIC Remediation, LLC, or SSIC, which conducted interim phase environmental remedial activities at the SBA Shipyards site in Jennings, Louisiana pursuant to a December 9, 2002 Order and Agreement with the EPA. In 2015, the EPA notified SSIC’s counsel of its renewed interest in the site and on September 9, 2016 published a final rule (effective October 11, 2016) adding the site to the General Superfund section of the CERCLA National Priorities List. In November 2016, HOT and nine other parties voluntarily entered into an Administrative Settlement Agreement and Order on Consent to conduct a Remedial Investigation/Feasibility Study, or RIFS, in connection with the site. Work commenced in 2018 following EPA approval of the RIFS work plan. HOT has accrued a liability of $0.1 million to cover expenses anticipated to be incurred with respect to conducting the RIFS. HOT’s anticipated percentage of liability for the RIFS cost is 3.4%. The Company has not made a judgment concerning the ultimate cost of clean up should it be required.
As a result of the Company’s termination of two shipyard construction contracts for the final two vessels in the Company's fifth OSV newbuild program, on October 2, 2018, Gulf Island Shipyards, LLC, or GIS, filed a lawsuit against Hornbeck Offshore Services, LLC in the 22nd Judicial District Court for the Parish of St. Tammany, in the State of Louisiana. During the first quarter of 2018, the Company terminated the two contracts because of GIS’s performance issues. In the lawsuit, GIS alleges claims for delay, hindrance, disruption and wrongful termination of the construction contracts and seeks various remedies. In December 2018, the Company responded to the lawsuit and asserted its own claims. The Company intends to vigorously defend its position and considers GIS’s claims to be without merit. The Company has asserted counterclaims against GIS. The Company remains in discussions with the surety of the shipyard contracts to facilitate the completion of the construction of the vessels at a completion yard under the surety's performance bonds.
In January 2019, the Company announced an offer to exchange certain of its 2020 senior notes for second-lien term loans due 2025. Following this announcement, certain holders of the Company's 2020 senior notes and 2021 senior notes claimed that the exchange transaction was not permitted under the indentures governing their respective notes. These holders asserted that if the Company completed the exchange offer they would take legal action against the Company. The Company, based upon the advice of counsel, believed that the exchange offer complied with applicable indentures, and completed the exchange offer on February 7, 2019. At the time of the filing of this Annual Report on Form 10-K, the Company has not received any notification of alleged default from such objecting noteholders following completion of the exchange offer. If such a notification is received, the Company intends to vigorously defend its interests as it has concluded, with advice of counsel, that the exchange was permissible.
Item 4—Mine Safety Disclosures
None.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $0.01 par value, trades on the New York Stock Exchange, or NYSE, under the trading symbol “HOS”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices for our common stock as reported by the NYSE during 2018 and 2017.

	2018		2017
	High	Low	High	Low
First Quarter	$4.14	$2.84	$8.52	$3.05
Second Quarter	$4.06	$2.68	$4.53	$1.51
Third Quarter	$6.14	$3.83	$4.40	$2.07
Fourth Quarter	$6.10	$1.02	$4.87	$2.79
On January 31, 2019, we had 17 holders of record of our common stock.
We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. Our current intention is to retain all additional cash that our business generates to cover all of our growth capital expenditures, commercial-related capital expenditures, annually recurring cash debt service, maintenance capital expenditures, cash income taxes and the retirement of debt. Any future payment of cash dividends or stock or debt repurchases will depend upon our financial condition, capital requirements, plans to reduce our long-term debt and our earnings, as well as other factors that our Board of Directors may deem relevant. In addition, the indentures governing our 2020 senior notes and 2021 senior notes and the agreements governing our first-lien and second-lien term loans include restrictions on our ability to pay cash dividends on our common stock. See "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements for further discussion.
See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Item 6—Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except operating and per share data)
Our selected historical consolidated financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, was derived from our audited historical consolidated financial statements prepared in accordance with GAAP. The data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues	$212,404	$191,412	$224,299	$476,070	$634,793
Operating expenses	147,642	120,537	131,658	219,260	296,500
Depreciation and amortization	108,668	111,901	113,556	109,029	115,450
General and administrative expenses	43,530	47,597	43,358	48,297	54,245
Gain (loss) on sale of assets	59	(121)	54	44,060	822
Operating income (loss)	(87,377)	(88,744)	(64,219)	143,544	169,420
Gain on early extinguishment of debt	—	15,478	—	—	—
Interest income	2,228	2,203	1,490	1,525	1,086
Interest expense	63,566	51,364	48,675	39,496	30,733
Other income (expenses)(1)	(29)	(396)	2,052	1,005	501
Income (loss) before income taxes	(148,744)	(122,823)	(109,352)	106,578	140,274
Income tax expense (benefit)	(29,621)	(150,244)	(45,506)	39,757	52,367
Income (loss) from continuing operations	(119,123)	27,421	(63,846)	66,821	87,907
Income from discontinued operations, net of tax	—	—	—	—	618
Net income (loss)(2)	(119,123)	27,421	(63,846)	66,821	88,525
Per Share Data:
Basic earnings (loss) per common share from continuing operations	$(3.18)	$0.74	$(1.76)	$1.87	$2.43
Basic earnings per common share from discontinued operations	—	—	—	—	0.02
Basic earnings (loss) per common share	$(3.18)	$0.74	$(1.76)	$1.87	$2.45
Diluted earnings (loss) per common share from continuing operations	$(3.18)	$0.73	$(1.76)	$1.84	$2.40
Diluted earnings per common share from discontinued operations	—	—	—	—	0.01
Diluted earnings (loss) per common share	$(3.18)	$0.73	$(1.76)	$1.84	$2.41
Weighted average basic shares outstanding	37,508	36,858	36,248	35,755	36,172
Weighted average diluted shares outstanding(3)	37,508	37,664	36,248	36,302	36,692
Balance Sheet Data (at period end):
Cash and cash equivalents	$224,936	$186,849	$217,027	$259,801	$185,123
Working capital(4)	138,386	199,579	225,412	279,522	254,827
Property, plant, and equipment from continuing operations, net	2,434,829	2,501,013	2,578,388	2,574,661	2,459,486
Total assets(5)	2,764,637	2,768,878	2,878,275	2,984,416	2,860,935
Total short-term debt (6)	96,311	—	—	—	—
Total long-term debt(7) (8)	1,123,625	1,080,826	1,083,710	1,070,281	1,057,487
Total stockholders’ equity	1,307,926	1,437,924	1,402,996	1,446,163	1,370,765
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	$(42,352)	$(14,658)	$53,500	$217,095	$163,797
Investing activities	(52,524)	(21,300)	(97,011)	(141,349)	(401,515)
Financing activities	133,805	6,226	(252)	(229)	(20,355)
Net cash provided by discontinued operations:
Operating activities	$—	$—	$—	$—	$2,374
Investing activities	—	—	—	—	1,638
Other Financial Data (unaudited):
EBITDA(8)	$21,262	$38,239	$51,389	$253,578	$285,371
Capital expenditures	52,610	21,343	97,535	293,349	408,693
Other Operating Data (unaudited)(10):
Average number of new generation OSVs(11)	64.5	62.0	61.9	60.0	57.4
Average number of active new generation OSVs(12)	23.9	19.2	20.6	42.0	56.6
Average new generation OSV fleet capacity (DWT)	231,715	220,072	218,854	206,030	177,033
Average new generation OSV vessel capacity (DWT)	3,593	3,550	3,535	3,436	3,076
Average new generation OSV utilization rate(13)	26.3%	23.1%	25.2%	54.4%	79.6%
Effective new generation OSV utilization rate (14)	70.9%	75.2%	75.7%	77.8%	80.7%
Average new generation OSV dayrate(15)	$19,150	$20,250	$25,233	$26,278	$27,416
Effective dayrate(16)	$5,036	$4,678	$6,359	$14,295	$21,823

(1)	Represents other operating income and expenses, including equity in income (loss) from investments and foreign currency transaction gains or losses.

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

(3)
For the year ended December 31, 2018, due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing rights to acquire 583 shares of common stock. For the year ended December 31, 2017, the Company had 185 anti-dilutive stock options. For the year ended December 31, 2016, due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing rights to acquire 975 shares of common stock. For the year ended December 31, 2015, the Company had 322 anti-dilutive stock options. For the year ended December 31, 2014, the Company had no anti-dilutive stock options. See Note 4 of our consolidated financial statements for more information about diluted shares outstanding.

(4)	Includes working capital from discontinued operations in the amount of $470 as of December 31, 2014.

(5)	Includes total assets from discontinued operations in the amount of $470 as of December 31, 2014.

(6)	Excludes imputed original issue discount in the amount of $2,725 and deferred financing costs in the amount of $611 associated with our 2019 convertible senior notes as of December 31, 2018.

(7)
Excludes deferred gain in the amount of $15,845 and $18,911 as of December 31, 2018 and 2017, respectively; and original issue discount in the amount of $3,013 and $1,228 as of December 31, 2018 and 2017, respectively, associated with our first-lien term loans. Excludes imputed original issue discount associated with our 2019 convertible senior notes in the amount of $6,634, $31,093, $41,600, and $51,528 as of December 31, 2017, 2016, 2015 and 2014, respectively.

(8)
Excludes deferred financing costs associated with our first-lien term loans in the amount of $2,814 and $3,445 as of December 31, 2018 and 2017; and deferred financing costs associated with our 2019 convertible senior notes in the amount of $1,486, $3,061, $4,095, and $5,073 as of December 31, 2017, 2016, 2015 and 2014, respectively; deferred financing costs associated with our 2020 senior notes in the amount of $1,162, $2,061, $3,025, $3,944, and $4,863 as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively; and deferred financing costs associated with our 2021 senior notes in the amount of $2,173, $3,142, $4,111, $5,080 and $6,049 as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(9)	See our discussion of EBITDA as a non-GAAP financial measure immediately following these footnotes.

(10)
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

(11)
We owned 66 new generation OSVs as of December 31, 2018. Our average number of new generation OSVs for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, reflect the deliveries of certain vessels under our fourth and fifth OSV newbuild programs. Please refer to Our Vessels on page 7 of this Form 10-K for more information about vessel names and placed in-service dates. Excluded from this data is one conventional OSV, which was sold during 2016 that was considered a non-core asset.

(12)
In response to weak market conditions, we elected to stack certain of our new generation OSVs on various dates since October 2014. Active new generation OSVs represent vessels that are immediately available for service during each respective period.

(13)	Utilization rates are average rates based on a 365-day year. Vessels are considered utilized when they are generating revenues.

(14)	Effective utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of stacked vessel days.

(15)
Average dayrates represent average revenue per day, which includes charter hire, crewing services and net brokerage revenues, based on the number of days during the period that the OSVs generated revenue.

(16)	Effective dayrate represents the average dayrate multiplied by the average new generation utilization rate.

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
EBITDA is also a financial metric used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) in some years, as a significant criteria for annual incentive cash bonuses paid to our executive officers and other shore-based employees; (iii) to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) to assess our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA, as we define that term, for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 respectively (in thousands).

	Year Ended December 31,
	2018	2017	2016	2015	2014
Components of EBITDA:
Income (loss) from operations	$(119,123)	$27,421	$(63,846)	$66,821	$87,907
Interest, net:
Debt obligations	63,566	51,364	48,675	39,496	30,733
Interest income	(2,228)	(2,203)	(1,490)	(1,525)	(1,086)
Total interest, net	61,338	49,161	47,185	37,971	29,647
Income tax expense (benefit)	(29,621)	(150,244)	(45,506)	39,757	52,367
Depreciation	98,927	98,733	93,071	82,566	71,301
Amortization	9,741	13,168	20,485	26,463	44,149
EBITDA	$21,262	$38,239	$51,389	$253,578	$285,371
The following table reconciles EBITDA to cash flows provided by operating activities for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 respectively (in thousands).

	Year Ended December 31,
	2018	2017	2016	2015	2014
EBITDA Reconciliation to GAAP:
EBITDA	$21,262	$38,239	$51,389	$253,578	$285,371
Cash paid for deferred drydocking charges	(10,939)	(8,063)	(3,978)	(13,267)	(43,609)
Cash paid for interest	(59,469)	(52,194)	(50,152)	(50,492)	(50,548)
Cash (paid for) refunds of taxes	(942)	9,042	(3,732)	(4,808)	(5,679)
Changes in working capital	4,259	2,742	50,801	66,667	(31,522)
Stock-based compensation expense	3,692	6,999	9,983	10,293	10,324
(Gain) loss on sale of assets	(59)	121	(54)	(44,060)	(822)
Gain on early extinguishment of debt	—	(15,478)	—	—	—
Changes in other, net	(156)	3,934	(757)	(816)	282
Cash flows provided by (used in) operations	$(42,352)	$(14,658)	$53,500	$217,095	$163,797
In addition, we have also historically made certain adjustments, as applicable, to EBITDA for losses on early extinguishment of debt, stock-based compensation expense and interest income, to internally evaluate our performance based on the computation of ratios used in certain financial covenants of our loan agreements with various lenders, whenever applicable. We believe that such ratios can, at times, be material components of financial covenants and, when applicable, failure to comply with such covenants could result in the acceleration of indebtedness or the imposition of restrictions on our financial flexibility.
The following table provides certain detailed adjustments to EBITDA, as defined in the agreement governing our first-lien term loans and Previous Credit Agreement for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively (in thousands).
Adjustments to EBITDA for Computation of Financial Ratios Used in Debt Covenants

	Year Ended December 31,
	2018	2017	2016	2015	2014
Gain on early extinguishment of debt	$—	$15,478	$—	$—	$—
Stock-based compensation expense	3,692	6,999	9,983	10,293	10,324
Interest income	2,228	2,203	1,490	1,525	1,086

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
General
During the fourth quarter of 2018, WTI and Brent oil prices declined from $70 to $75 per barrel to as low as $40 to $45 per barrel, before rebounding to over $55 to $65 per barrel thus far in 2019. Despite this volatility, crude prices still remain below the average prices between 2005 and late 2014. The sustained decrease in oil prices caused major, international and independent oil companies with deepwater operations to significantly reduce their offshore capital spending budgets for the worldwide exploration or production of oil since 2015. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal question facing the offshore oilfield-related industry is the duration of the current downturn in offshore activities. Our current view is that market conditions will begin to rebound in mid-2019. While impossible to predict with certainty, given the general improvement in oil prices over the lows experienced between 2015 and 2017, global economic stability, growth in oil demand and lower exploration and development costs achieved by our customers, we believe that the necessary elements for improved conditions in our market may be taking shape. However, a loss of confidence in oil price recovery or an inability by our customers to sustain cost improvements could derail or postpone a recovery. Additionally, global economic uncertainty, driven by events such as a trade-war involving the United States and major trading partners, could negatively impact global economic conditions or oil markets.
Against this backdrop, the primary challenge confronting the Company, has been, and continues to be its ability to repay amounts coming due in 2019, 2020 and 2021 under the Company’s 2019 convertible senior notes, its 2020 senior notes and its 2021 senior notes. In June 2017, we issued first-lien term loans that provided us with liquidity and financial flexibility to engage in liability management transactions involving this indebtedness. That transaction enabled us to reduce the outstanding amount due under our 2019 convertible senior notes to approximately $100 million from $300 million. We recently availed ourselves of the flexibility under the indentures governing our 2020 senior notes and 2021 senior notes and the agreement governing our first-lien term loans to conduct an exchange of approximately $132 million of our 2020 senior notes for $112 million of second-lien term loans due in 2025. The Company has sufficient liquidity to satisfy the outstanding amount due under the 2019 convertible senior notes in September 2019. By having reduced the face amount of outstanding 2020 senior notes to $235 million, the Company has taken a significant step towards being able to address that maturity in April 2020. Additional measures are being explored utilizing other flexibility under the indentures governing our 2020 senior notes and 2021 senior notes and under the agreements governing our first-lien and second-lien term loans in order to further advance the Company’s efforts to satisfy the remaining 2020 senior notes. The Company believes that once it has fully addressed the 2020 maturity, improved market conditions expected to take hold during 2019 and 2020 will be a significant factor in addressing the $450 million of senior notes maturing in March 2021.
Market conditions in the U.S. GoM, our largest single market, remained soft throughout 2018 marked by an oversupply of active high-spec OSVs servicing historically low deepwater drilling units. We believe that the number of drilling units that are active in the U.S. GoM and neighboring regions will improve in 2019. Assuming no significant change in the anticipated supply of high-spec OSVs, market conditions may show improvement in the second half of 2019. In the GoM, four high-spec OSVs were delivered into the domestic market during 2018. We expect an additional five high-spec OSVs to be delivered into domestic service during 2019. We do not anticipate significant growth in the supply of high-spec OSVs beyond the currently anticipated level of 193 of such vessels by the end of 2019. However, we are mindful that the supply of active high-spec OSVs could grow if stacked vessels are reactivated in expectation of an improving market. While the cost of reactivating vessels is a significant deterrent, we have no way of predicting whether unstacking will occur. There are currently approximately 82 stacked U.S. flag high-spec OSVs in the GoM. Unstacking even a small percentage could sustain the weak OSV market conditions that prevailed in 2018. During the fourth quarter of 2018, there was an average of roughly 28 floating rigs available in the GoM, while an average of only 18.2 were working. As of February 13, 2019, there were 33 rigs available and 20 were working. However, nine floating rigs have contracts that will expire during the remainder of 2019. Based on recent discussions with customers and public announcements, we believe that an incremental ten to twelve floating rigs will commence charters across our operating regions of the GoM, the Caribbean, Mexico, Brazil and the northern slope of South America through mid-2019. We believe that improved regional demand drivers will further tighten supply of available, active, high-spec vessels. The GoM is one of the premier deepwater markets in the world and we are committed to supporting our customers in this market. We believe that once the current supply and demand fundamentals return to more normal conditions, our results from operations will improve. Unlike our OSVs, whose utilization are tied principally to drilling activities, demand for our MPSVs is also driven by other offshore activities. These vessels are used for a wide variety of oilfield applications that are not necessarily related to drilling. Because of the need to continuously inspect, repair and maintain offshore infrastructure, our MPSVs have, at times, partially counter-acted weakness in overall drilling activities. However, we have not yet seen a significant pick up in the expansion of offshore infrastructure, such as field development that more meaningfully drives MPSV utilization. Consequently, utilization of our MPSVs has been volatile.
Since 2014, we stacked OSVs and MPSVs on various dates commencing on October 1, 2014. As of December 31, 2018, we had 37 OSVs and three MPSVs stacked. As of February 13, 2019, we had 36 OSVs and two MPSVs stacked. These 38 stacked vessels represent 51% of our fleetwide vessel headcount, and 37% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
Mexico and Brazil continue to comprise our two core international markets. In Mexico, the opening of its offshore energy prospects to international participants yielded exploratory success, which has spurred further investment in offshore opportunities there. In order to support customer requirements in Mexico, and based on our long-term view that Mexico will continue to invest directly or allow foreign investment in its offshore energy sector, and increasingly in deepwater prospects, we elected to Mexican flag four HOSMAX 300 class OSVs, one 280 class OSV and two 240 class OSVs during 2018.
At present, our Mexican flag fleet is comprised of seven high-spec OSVs, five low-spec OSVs and one MPSV, which is the second largest concentration of vessels we have committed to a single market. Mexico has undergone significant transformation as a market for offshore energy over the last several years. The monopoly held by Pemex over all national E&P activities has been eliminated opening the way for greater participation by IOCs in the Mexican offshore energy sector. Several offshore drilling programs have been completed and several more are underway and planned involving IOCs, Pemex and joint-ventures between Pemex and IOCs. While the recent presidential election creates some uncertainty over how Mexico will proceed in the development of its offshore energy sector, the successes achieved over the past several years since reforms were initiated are evidence that the reforms have brought significant benefits to Mexico. Accordingly, while we expect Mexico to continue to refine energy policies that are appropriate to its national objectives, we do not expect significant changes that alter its bright future for offshore energy.
In Brazil, we also anticipate generally improved conditions. The political scandals that have paralyzed the nation for the last several years appear to have subsided. Brazil is the single largest deepwater market in the world. Recent measures to expand the role of IOCs in its “pre-salt” prospects are taking hold and we believe Brazilian activity in the offshore energy space will be a significant contributor to the overall recovery in global offshore E&P activities that we anticipate beginning to take hold in 2019. In Brazil, we presently own and operate one Brazilian-flagged high-spec OSV. We have flexibility under Brazilian law to import and flag into Brazilian registry an additional vessel of similar DWT.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for sixteen foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of December 31, 2018, our 29 active new generation OSVs, five MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:

Operating Areas
Domestic
GoM	20
Other U.S. coastlines(1)	8
28
Foreign
Brazil	1
Mexico	8
Other Latin America	1
10
Total Active Vessels(2)	38

(1)	Comprised of four owned vessels and four managed vessels that are currently supporting the military.

(2)	Excluded from this table are 37 OSVs and three MPSVs that were stacked as of December 31, 2018.
OSV Newbuild Program #5. Our fifth OSV newbuild program consists of four 300 class OSVs, five 310 class OSVs, ten 320 class OSVs, three 310 class MPSVs and two 400 class MPSVs. As of February 13, 2019, we had delivered and placed in service 22 vessels under such newbuild program. Delivery of the two remaining vessels under this 24-vessel domestic newbuild program is expected to occur during the second and third quarters of 2020. With the addition of the two MPSVs, we expect to own ten MPSVs as of December 31, 2020. These MPSV additions result in a projected average MPSV fleet complement of 8.0, 9.0 and 10.0 vessels for the fiscal years 2019, 2020 and 2021, respectively. The aggregate cost of our fifth OSV newbuild program, excluding construction period interest, is expected to be approximately $1,335.0 million, approximately 95.4% of which has already been incurred. For further information regarding our fifth OSV newbuild program, please refer to the Capital Expenditures and Related Commitments section.
Operating Costs
Our operating costs are primarily a function of fleet size, areas of operations and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Because most of these expenses are incurred regardless of vessel utilization, our direct operating costs as a percentage of revenues may fluctuate considerably with changes in dayrates and utilization. As of December 31, 2018, we had 40 stacked vessels. By removing these vessels from our active operating fleet, we have been able to significantly reduce our operating costs, including crew costs. If market conditions worsen, we may elect to stack additional vessels. Our fixed operating costs are now spread over 34 owned and operated vessels and four vessels managed for the U.S. Navy.
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
In addition to the operating costs described above, we incur fixed charges related to the depreciation of our fleet and amortization of costs for routine drydock inspections to ensure compliance with applicable regulations and to maintain certifications for our vessels with the USCG and various classification societies. The aggregate number of drydockings and other repairs undertaken in a given period determines the level of maintenance and repair expenses and marine inspection amortization charges. We capitalize costs incurred for drydock inspection and regulatory compliance and amortize such costs over the period between such drydockings, typically between 24 and 30 months. Applicable maritime regulations require us to drydock our vessels twice in a five-year period for inspection and routine maintenance and repair. If we undertake a disproportionately large number of drydockings in a particular fiscal period, comparability of results may be affected. While we can defer required drydockings of stacked vessels, we will be required to conduct such deferred drydockings prior to such vessels returning to service, which could delay their return to active service.
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
Carrying Value of Vessels. We depreciate our OSVs and MPSVs over estimated useful lives of 25 years each. Salvage value for our new generation marine equipment is estimated to be 25% of the originally recorded cost for these asset types. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate that recovery of the carrying amount of our vessels might not be possible.
We presently review the carrying values of our vessels for impairment using the following asset groups: New Generation OSVs and MPSVs. Management has concluded that these groupings are appropriate because our vessels are highly relevant and mobile and are consistent based on the operating and marketing characteristics desired by our customers. When analyzing asset groups for impairment, we consider both historical and projected operating cash flows, operating income, and EBITDA based on current operating environment and future conditions that we can reasonably anticipate, such as inflation or prospective wage costs. These projections are based on, but not limited to, job location, current and historical market dayrates included in recent sales proposals, utilization and contract coverage; along with anticipated market drivers, such as drilling rig movements, results of offshore lease sales and discussions with our customers regarding their ongoing drilling plans.
If events or changes in circumstances as set forth above were to indicate that the asset group’s carrying amount may not be recoverable over the vessels' useful lives for such groups, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the asset group and its eventual disposition. If the sum of the expected future cash flows was determined to be less than the carrying amount of the vessel, we would be required to reduce the carrying amount to fair value. Examples of events or changes in circumstances that could indicate that the recoverability of the carrying amount of our asset groups should be assessed might include a significant change in regulations such as OPA 90, a significant decrease in the market value of the asset group and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset group.
During the second quarter of 2016, we identified indicators of impairment relating to our vessels as a result of operating losses occurring for the first time in the Company's history due to the rapid decline in market conditions. As required by GAAP, we calculated the undiscounted cash flows using a probability weighted forecast for each of our asset groups over their respective remaining useful lives. The total of the undiscounted cash flows was greater than the net book values of our asset groups and, therefore, we concluded that we did not have an impairment to our long-lived assets as of June 30, 2016. In the development of the undiscounted cash flows, in addition to the previously discussed considerations above and in light of current market conditions, we estimate the length of time it takes for the market to absorb our stacked vessels and return those vessels to active status. Any significant revisions to this estimate would have the greatest impact in the development of the undiscounted cash flows. If the estimate of the return to active status for our stacked vessels were to be two years longer than our current estimate, the undiscounted cash flows would decrease by approximately 15%, but would still be greater than the respective net book values. See Note 6 to our consolidated financial statements included herein for further discussion. While we have not observed any new impairment indicators since the second quarter of 2016, we have reviewed and updated, as necessary, the assumptions used in determining our undiscounted cash flow projections for each asset group to reflect current and projected market conditions. After reviewing the result of these projections, we have determined that each of our asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of our long-lived assets within such group. We will continue to closely monitor market conditions and potential impairment indicators as long as this market downturn persists.
Recertification Costs. Our vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. Recertification costs can be accounted for under GAAP in one of two ways: (1) defer and amortize or (2) expense as incurred. We defer and amortize recertification costs over the length of time that the recertification is expected to last, which is generally 30 months. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. Inherent in this process are judgments we make regarding whether the specific cost incurred is capitalizable and the period that the incurred cost will benefit.
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
Income Taxes. We follow accounting standards for income taxes that require the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax net operating loss, or NOL, carryforwards and foreign tax credit, or FTC, carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that we will realize such tax benefits in the future prior to their expiration. The Tax Cuts and Jobs Act was signed into law in the U.S. on December 22, 2017. The primary impact of this legislation was a reduction of the corporate statutory income tax rate from 35% to 21% generally effective as of January 1, 2018. The impact of the deferred tax rate and tax law changes are required to be reflected in the period in which the law is enacted. As a result, the Company repriced its net deferred tax liabilities, which resulted in a favorable tax impact of $125.2 million and was recorded as a discrete item during the fourth quarter of 2017. We continue to review our projected operating results related to the realization of these NOL and FTC carryforwards and, during 2018 and 2017, we recorded valuation allowances of $17.5 million and $33.1 million, respectively, because we determined in such years that it was more likely than not such NOL and FTC carryforwards may not be fully utilized prior to their expiration. In addition, each reporting period, we assess and adjust for any significant changes to our liability for unrecognized income tax benefits. We account for any interest and penalties relating to uncertain tax positions in general and administrative expenses.
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
Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in Note 12 to our consolidated financial statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination such that we expect an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our owned new generation OSVs and the average number and size of such vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues. Excluded from the OSV information below is the results of operations for our MPSVs, our shore-base facility, and vessel management services, including the four non-owned vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs could have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our eight MPSVs.

	Years Ended December 31,
	2018	2017	2016
Offshore Supply Vessels:
Average number of new generation OSVs(1)	64.5	62.0	61.9
Average number of active new generation OSVs(2)	23.9	19.2	20.6
Average new generation OSV fleet capacity (DWT)	231,715	220,072	218,854
Average new generation OSV capacity (DWT)	3,593	3,550	3,535
Average new generation OSV utilization rate(3)	26.3%	23.1%	25.2%
Effective new generation OSV utilization rate(4)	70.9%	75.2%	75.7%
Average new generation OSV dayrate(5)	$19,150	$20,250	$25,233
Effective dayrate(6)	$5,036	$4,678	$6,359

(1)	We owned 66 new generation OSVs as of December 31, 2018. Excluded from this data are eight MPSVs owned and operated by the Company as well as four non-owned vessels managed for the U.S. Navy.

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

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
Summarized financial information for the fiscal years ended December 31, 2018 and 2017, respectively, is shown below in the following table (in thousands, except percentage changes):

	Year Ended December 31,		Increase (Decrease)
	2018	2017	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$136,574	$120,114	$16,460	13.7%
Foreign	39,193	38,352	841	2.2%
	175,767	158,466	17,301	10.9%
Non-vessel revenues	36,637	32,946	3,691	11.2%
	212,404	191,412	20,992	11.0%
Operating expenses	147,642	120,537	27,105	22.5%
Depreciation and amortization	108,668	111,901	(3,233)	(2.9)%
General and administrative expenses	43,530	47,597	(4,067)	(8.5)%
	299,840	280,035	19,805	7.1%
Gain (loss) on sale of assets	59	(121)	180	>(100.0)%
Operating loss	(87,377)	(88,744)	1,367	(1.5)%
Gain on early extinguishment of debt	—	(15,478)	15,478	(100.0)%
Interest expense	63,566	51,364	12,202	23.8%
Interest income	2,228	2,203	25	1.1%
Income tax benefit	(29,621)	(150,244)	120,623	(80.3)%
Net income (loss)	$(119,123)	$27,421	$(146,544)	>(100.0)%

Revenues. Revenues for 2018 increased by $21.0 million, or 11.0%, to $212.4 million compared to $191.4 million for 2017. Our weighted-average active operating fleet for 2018 was approximately 31.1 vessels compared to 26.4 vessels for 2017.
Vessel revenues increased $17.3 million, or 10.9%, to $175.8 million for 2018 compared to $158.5 million for 2017. The increase in vessel revenues primarily resulted from improved market conditions worldwide for our OSVs and MPSVs. Revenues earned from our MPSV fleet increased $4.7 million, or 8.9%, for 2018 compared to 2017. For 2018, we had an average of 41.4 vessels stacked compared to an average of 43.6 vessels stacked in the prior year. Average new generation OSV dayrates were $19,150 for 2018 compared to $20,250 for 2017, a decrease of $1,100, or 5.4%. Our new generation OSV dayrate includes a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during 2017. Excluding such revenue, average new generation OSV dayrates would have been $18,457. Our new generation OSV utilization was 26.3% for 2018 compared to 23.1% for 2017. Our new generation fleet of OSVs incurred 427 days of aggregate downtime for regulatory drydockings and certain vessels were stacked for an aggregate of 14,819 days during 2018. Excluding stacked vessel days, our new generation OSV effective utilization was 70.9% and 75.2% during the twelve months ended December 31, 2018 and 2017, respectively. Domestic vessel revenues increased $16.5 million during 2018 compared to 2017 primarily due to an increase in active vessels and higher dayrates earned by vessels in our domestic fleet during the twelve months ended December 31, 2018. Foreign vessel revenues were in-line with the prior year period. Foreign vessel revenues comprised 22.3% of our total vessel revenues for 2018 compared to 24.2% for 2017.
Non-vessel revenues increased $3.7 million, or 11.2%, to $36.6 million for 2018 compared to $32.9 million for 2017. The increase in non-vessel revenues is primarily attributable to higher revenues earned from vessel management services during 2018 compared to the year-ago period.
Operating expenses. Operating expenses were $147.6 million, an increase of $27.1 million, or 22.5%, for 2018 compared to $120.5 million for 2017. Operating expenses were higher due to increased activity for our OSVs and MPSVs along with four vessels added to our active fleet in May 2018. Aggregate cash operating expenses are projected to be in the range of $155.0 million to $170.0 million for 2019. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM, and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $108.7 million was $3.2 million, or 2.9%, lower for 2018 compared to 2017. Depreciation was in-line with the prior-year period. Amortization expense decreased $3.4 million, which was mainly driven by postponed recertifications for certain of our stacked OSVs. Amortization expense is expected to increase in fiscal 2019 and fiscal 2020 as a result of currently active vessels that were placed in service under the Company's fifth OSV newbuild program commencing their initial intermediate drydock or special surveys. We also expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels and, thereafter, to revert back to historical levels.
General and Administrative Expenses. General and administrative expenses of $43.5 million were $4.1 million lower during 2018 compared to 2017. The decrease in G&A expense was primarily attributable to lower long-term incentive compensation and short-term incentive compensation expense. Long-term incentive compensation was lower due to a "mark to market" adjustment on cash-settled share-based awards to reflect the decrease in our stock price during fiscal 2018. G&A expense for 2017 was unfavorably impacted by $3.8 million of additional bad debt reserves due to an unfavorable ruling in a bankruptcy proceeding related to a receivable from a former customer. Our general and administrative expenses are expected to be in the approximate range of $45.0 to $50.0 million for 2019, subject to further stock price volatility related to long-term incentive compensation expense.
Operating Loss. Operating loss decreased by $1.4 million to an operating loss of $87.4 million during 2018 compared to 2017 for the reasons discussed above. Operating loss as a percentage of revenues was 41.1% for 2018 compared to an operating loss margin of 46.4% for 2017.
Gain on Early Extinguishment of Debt. On June 15, 2017, we issued first-lien term loans. Concurrent with the issuance of the first-lien term loans, we arranged for the repurchase of $73.3 million of the 2019 convertible senior notes and $8.1 million of the 2020 senior notes, for an aggregate total of $54.1 million of cash. We recorded a gain on early extinguishment of debt of approximately $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the Previous Credit Agreement and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
Interest Expense. Interest expense of $63.6 million increased $12.2 million during 2018 compared to 2017 primarily due to capitalizing a lower percentage of interest compared to the prior-year period. During 2018, we recorded $2.3 million of capitalized construction period interest, or roughly 3.5% of our total interest costs, compared to capitalizing $10.2 million, or roughly 16.6% of our total interest costs, for 2017.
Interest Income. Interest income was $2.2 million for fiscal 2018, which was in-line with fiscal 2017. Our average cash balance decreased to $147.8 million for 2018 compared to $176.2 million for 2017. The average interest rate earned on our invested cash balances was approximately 1.5% and 1.0% during fiscal years 2018 and 2017, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the acquisition of four OSVs from Aries Marine and related entities during the second quarter of 2018. These outflows were partially offset by draws under our $300 million first-lien term loans.
Income Tax Benefit. Our effective benefit rate was 19.9% and 122.3% for 2018 and 2017, respectively. Our income tax benefit for fiscal 2017 was favorably impacted by U.S. tax reform legislation that was enacted in December 2017. As a result, we repriced our deferred tax liabilities from 36.0% to 22.5% resulting in a benefit of $125.2 million. Such benefits were reduced primarily by tax expense related to credits that may not be utilized prior to their expiration. Excluding these non-recurring tax items from our 2017 results, our tax benefit rate would have been 32.7%. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes. We anticipate our tax benefit rate for fiscal 2019 will be approximately 15% to 20%.
Net Income (Loss). Operating performance decreased year-over-year by $146.5 million for a reported loss of $(119.1) million for 2018 compared to net income of $27.4 million for 2017. This decrease in net income from 2017 was primarily driven by the favorable impact of the tax reform enacted in December 2017 discussed above.

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
Vessel revenues decreased $32.0 million, or 16.8%, to $158.5 million for 2017 compared to $190.4 million for 2016. The decrease in vessel revenues primarily resulted from weak market conditions worldwide and the repricing or stacking of six OSVs that concluded long-term contracts at dayrates above then-current market levels. This decrease in OSV revenues was partially offset by revenues earned from our MPSV fleet, which increased $6.2 million, or 13.3%, for 2017 compared to 2016. For 2017, we had an average of 43.6 vessels stacked compared to 41.6 vessels stacked in the prior year. Average new generation OSV dayrates were $20,250 for 2017 compared to $25,233 for 2016, a decrease of $4,983, or 19.7%. Our new generation OSV dayrate includes a redelivery fee related to the completion of a long-term contract for one of our OSVs that was recognized during 2017. Excluding such revenue, average new generation OSV dayrates would have been $18,457. Our new generation OSV utilization was 23.1% for 2017 compared to 25.2% for 2016. This decrease in utilization is primarily due to weak market conditions for our high-spec OSVs operating in the GoM and, to a lesser extent, the incremental vessels that were stacked during 2017 compared to 2016. Our new generation OSVs incurred 191 days of aggregate downtime for regulatory drydockings and certain vessels were stacked for an aggregate of 15,674 days during 2017. Excluding stacked vessel days, our new generation OSV effective utilization was 75.2% and 75.7% during the twelve months ended December 31, 2017 and 2016, respectively. Domestic vessel revenues decreased $31.5 million during 2017 compared to 2016 primarily due to lower dayrates earned by vessels operating in our fleet during the twelve months ended December 31, 2017 and the stacking of vessels since December 2015. Foreign vessel revenues were in-line with the prior year period. Foreign vessel revenues comprised 24.2% of our total vessel revenues for 2017 compared to 20.4% for 2016.
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
General and Administrative Expenses. General and administrative expenses of $47.6 million were $4.2 million higher during 2017 compared to 2016. The increase in G&A expense was primarily due to $3.8 million of additional bad debt reserves due to an unfavorable ruling in a bankruptcy proceeding related to a receivable from a former customer and, to a lesser extent, higher short-term incentive compensation expense and higher contract services for our on-going liability management activities. These unfavorable variances were partially offset by lower shoreside compensation expense due to workforce reductions that were implemented during fiscal year 2016 and lower long-term incentive compensation expense attributable to a "mark-to-market" adjustment on cash-settled share-based awards to reflect the decline in our stock price during 2017.
Operating Loss. Operating loss increased by $24.5 million to an operating loss of $88.7 million during 2017 compared to 2016 for the reasons discussed above. Operating loss as a percentage of revenues was 46.4% for 2017 compared to an operating loss margin of 28.6% for 2016.
Gain on Early Extinguishment of Debt. On June 15, 2017, we issued first-lien term loans. Concurrent with the issuance of the first-lien term loans, we arranged for the repurchase of $73.3 million of the 2019 convertible senior notes and $8.1 million of the 2020 senior notes, for an aggregate total of $54.1 million of cash. We recorded a gain on early extinguishment of debt of approximately $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the Previous Credit Agreement and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
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
Income Tax Benefit. Our effective tax benefit rate was 122.3% and 41.6% for 2017 and 2016, respectively. Our income tax benefit for fiscal 2017 was favorably impacted by U.S. tax reform legislation that was enacted in December 2017. As a result, we repriced our deferred tax liabilities from 36.0% to 22.5% resulting in a benefit of $125.2 million. Such benefits were reduced primarily by tax expense related to credits that may not be utilized prior to their expiration. Excluding these non-recurring tax items from our 2017 results, our tax benefit rate would have been 32.7%. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Income (Loss). Operating performance increased year-over-year by $91.3 million for a reported net income of $27.4 million for 2017 compared to net loss of $(63.8) million for 2016. This increase in net income for 2017 was primarily driven by the favorable impact of the tax reform enacted in December 2017 discussed above, partially offset by lower revenues due to weak market conditions discussed above and the reduction of active vessels in our operating fleet.

Liquidity and Capital Resources
We have $300 million of first-lien term loans that mature in June 2023 and have $111.9 million in second-lien term loans that mature in February 2025, which are all guaranteed by our significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower under the term loan agreements. The term loan agreements contain customary representations and warranties, covenants and events of default, but only one maintenance covenant, which is a $25 million minimum liquidity requirement. The Company also has permissibility under its various debt instruments to incur an additional $167.0 million of secured indebtedness. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of the first-lien term loans and second-lien term loans.
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our revolving and term loan agreements and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the balance of 2019.
We regularly review all of our debt agreements, including the agreements governing the first-lien term loans and second-lien term loans, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the long-term viability of our business model upon improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices, which together with oil and natural gas being produced in greater volumes onshore, has impacted the extent of offshore exploration and development activities, resulting in lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand should be sufficient to fund our operations and commitments through at least March 31, 2020. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels coupled with the refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The issuance of first-lien term loans and second-lien term loans were significant measures that have enabled us to be in a position to repay our 2019 convertible notes and significantly reduce the size of the maturity of our 2020 senior notes from $367 million to $235 million. Additional, refinancing in the current climate is not likely to be achievable on terms that are in-line with our pre-downturn cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.
As of December 31, 2018, we had total cash and cash equivalents of $224.9 million. As of February 13, 2019, we are in compliance with all applicable covenants under our term loan agreements and the indentures governing our senior notes.
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

Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Net cash provided by (used in) operating activities was $(42.4) million in 2018, $(14.7) million in 2017, and $53.5 million in 2016. Operating cash flows in 2018 and 2017 continue to be unfavorably affected by weak market conditions for our vessels operating worldwide. Operating cash flows in 2016 were unfavorably affected by weak market conditions for our vessels, which led to a decline in our weighted-average active operating fleet from 48 to 27 vessels.
Investing Activities. Net cash used in investing activities was $52.5 million in 2018, $21.3 million in 2017, and $97.0 million in 2016. Cash used in 2018 consisted primarily of the purchase of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation. Cash used in 2017 and 2016 consisted mainly of construction costs incurred for our fifth OSV newbuild program.
Financing Activities. Net cash provided by (used in) financing activities was $133.8 million in 2018, $6.2 million in 2017, and $(0.3) million in 2016. Net cash provided by financing activities in 2018 resulted from net proceeds from the first-lien term loans. Net cash provided by financing activities in 2017 resulted from net proceeds from the first-lien term loans partially offset by repurchases of our 2019 convertible senior notes and our 2020 senior notes. Net cash used in financing activities for 2016 resulted from net proceeds from common shares issued pursuant to our employee stock-based incentive plans, partially offset by deferred financing costs related to the amendments of our Previous Credit Agreement.
Commitments and Contractual Obligations
The following table and notes set forth our aggregate contractual obligations as of December 31, 2018 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Vessel construction commitments(1)	$60,946	$22,741	$38,205	$—	$—
5.000% senior notes due 2021(2)	450,000	—	450,000	—	—
5.875% senior notes due 2020(3)	366,942	—	366,942	—	—
1.500% convertible senior notes due 2019(4)(5)	99,647	99,647	—	—	—
First-lien term loans(6)	300,000	—	—	300,000	—
Interest payments(7)	225,532	72,643	98,709	54,180	—
Operating leases(8)	34,350	2,875	5,933	6,187	19,355
Total	$1,537,417	$197,906	$959,789	$360,367	$19,355

(1)
Vessel construction commitments reflect our current projection of cash outlays for our fifth OSV newbuild program. The total project costs for the currently contracted 24-vessel program are expected to be $1,335 million, excluding capitalized construction period interest. From the inception of this program through December 31, 2018, we have incurred $1,274.1 million, or 95.4%, of total expected project costs.

(2)	Our 2021 senior notes, with a fixed interest rate of 5.000% per year, mature on March 1, 2021 and currently include $2,173 of deferred financing costs.

(3)	Our 2020 senior notes, with a fixed interest rate of 5.875% per year, mature on April 1, 2020 and currently include $1,162 of deferred financing costs.

(4)
Our 2019 convertible senior notes, with a fixed interest rate of 1.500% per year, mature on September 1, 2019 and currently include $2,725 of non-cash original issue discount and $611 of deferred financing costs. Holders of the convertible senior notes may require that such notes be repurchased at their option pursuant to certain types of corporate transactions described in Note 8 of our consolidated financial statements included herein. The debt maturity reflected in the table above assumes that the holders of our convertible senior notes do not require that such notes be repurchased prior to their maturity in September 2019.

(5)	In February 2019, we repurchased approximately $36.6 million in face value of our 2019 convertible senior notes.

(6)
As of December 31, 2018, the first-lien term loans were fully drawn with a $300 million balance outstanding that matures on June 15, 2023 and currently includes $3,013 of non-cash original issue discount, $2,814 of deferred financing costs and $15,845 of deferred gain.

(7)
Interest payments relate to our 2021 senior notes, our 2020 senior notes and our 2019 convertible senior notes with semi-annual interest payments of $11,250 payable March 1 and September 1, $10,779 payable April 1 and October 1, and $747 payable March 1 and September 1, respectively. Also, the interest rate on the first-lien term loans is variable based on our election and the interest payments reflected in this table is based on the outstanding amount as of December 31, 2018 using the applicable 30-day LIBOR that was in effect on such date. Non-cash interest expense has been excluded from the table above.

(8)
Included in operating leases are commitments for a shore-base port facility, office space, and office equipment. See “Item 2—Properties” for additional information regarding our leased office space and other facilities.

Debt
As of December 31, 2018, the Company had the following outstanding debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $1,162 (1)	$365,780	6.08%	$10,779	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $2,173 (1)	447,827	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $2,725 and deferred financing costs of $611	96,311	6.23%	747	March 1 and September 1
First-lien term loans due 2023, plus deferred gain of $15,845, net of original issue discount of $3,013 and deferred financing costs of $2,814 (2)	310,018	9.03%	2,333	Variable
	$1,219,936

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien term loans is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on December 31, 2018. Please see Note 8 of Notes to Consolidated Financial Statements for further discussion of the variable interest rate applicable to the first-lien term loans.

The loan agreements governing the first-lien term loans and the second-lien term loans and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the year ended December 31, 2018, we were in compliance with all of our debt covenants. We continuously review our debt covenants and report to the agents for the first-lien term loan and second-lien term loan lenders our compliance with all applicable covenants on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Capital Expenditures and Related Commitments

During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company intends to work with the performance bond surety to find a shipyard that can finish construction and deliver such vessels. On October 2, 2018, the shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana. The Company has resonded to the suit and has alleged counter-claims. The Company intends to vigorously defend the shipyard’s claims and considers them to be without merit.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $22.7 million and $38.2 million is currently expected to be incurred in 2019 and 2020, respectively. As of the date of termination, these two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, these vessels are now projected to be delivered in the second and third quarters of 2020, respectively. However, the timing of these remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through December 31, 2018, the Company had incurred construction costs of approximately $1,274.1 million, or 95.4%, of total expected project costs. During the twelve months ended December 31, 2018, the Company incurred $1.4 million in project costs.
On May 18, 2018, the Company completed the acquisition of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation and certain of its affiliates for $40.9 million in cash, inclusive of $4.0 million related to a non-compete intangible asset that is being amortized over the life of such asset, or two years. Also included in the transaction was the cost of fuel and lube inventory and transactions fees. The acquired vessels were all U.S.-flagged and are comprised of two 300 class OSVs and two 280 class OSVs. Since the acquisition, three of the four vessels have been registered under Mexican flag.

The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the years ended December 31, 2018, 2017, and 2016, and a forecast for the fiscal year ending December 31, 2019 (in millions):

	Year Ended December 31,
	2019	2018	2017	2016
	Forecast	Actual	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges(1)	$30.8	$10.9	$8.1	$4.0
Other vessel capital improvements(2)	5.2	6.4	0.9	5.3
	36.0	17.3	9.0	9.3
Other Capital Expenditures
Commercial-related vessel improvements(3)	0.2	5.5	0.8	15.4
Miscellaneous non-vessel additions(4)	0.6	0.1	1.5	0.6
	0.8	5.6	2.3	16.0
Total:	$36.8	$22.9	$11.3	$25.3

(1)	Deferred drydocking charges for 2019 include the projected recertification costs for 14 OSVs and five MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with our convertible note offering in August 2012. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible notes on our common stock. A hypothetical 25% change from our closing share price of $1.44 as of December 31, 2018 to $1.80 would not have had an impact on such warrant transactions because the strike price of the warrants associated with the convertible notes is $68.53.
Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are cash equivalents and long-term borrowings. Due to the short duration and conservative nature of our cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value. A hypothetical 10% change in interest rates as of December 31, 2018 would have had no material impact on such investments or interest income.
We are subject to interest rate risk under the first-lien term loans. As a result, a one percentage point change in LIBOR interest rate on the December 31, 2018 outstanding balance would change our annual interest expense by approximately $3.0 million.
Changes in market interest rates would not impact the interest expense for our long-term fixed interest rate 2020 senior notes, 2021 senior notes, and 2019 convertible senior notes. However, changes in market interest rates would impact the fair market value of such notes. In general, the fair value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair value of such debt will decrease as interest rates rise. The currently outstanding 2020 senior notes accrue interest at a rate of 5.875% per annum and mature on April 1, 2020 and the effective interest rate on such notes is 6.08%. The currently outstanding 2021 senior notes accrue interest at the rate of 5.000% per annum and mature on March 1, 2021 and the effective interest rate on such notes is 5.21%. Our outstanding 2019 convertible senior notes accrue interest at the rate of 1.500% and mature on September 1, 2019. The effective interest rate on such notes, after taking into account the accretion of imputed original issue discount, is 6.23%.

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
We estimate the fair value of our 2020 senior notes, 2021 senior notes and 2019 convertible senior notes, all of which are publicly traded, and our first-lien term loans by using quoted market prices. The face value, carrying value and fair value of our total debt was $1,216.6 million, $1,219.9 million and $796.2 million, respectively, as of December 31, 2018.
We have operations in international markets, which include two of our primary geographic regions of Brazil and Mexico. As of December 31, 2018, we had time charters for eight of our vessels working in foreign markets. Although most of our time charter contracts are denominated in U.S. Dollars, we do collect time charter payments and value added tax, or VAT, payments in local currencies for one vessel, which creates an exchange risk related to currency fluctuations. We also frequently acquire other vessel equipment for our active vessels that are denominated in foreign currencies, which creates an exchange risk to foreign currency fluctuations related to the payment terms of such commitments or purchases. To date, we have not hedged against any foreign currency rate fluctuations associated with foreign currency VAT payments or other foreign currency denominated transactions arising in the normal course of business. We continually monitor the currency exchange risks associated with conducting international operations. To date, gains or losses associated with such fluctuations have not been material. However, should we further expand our operations in international markets, we may become exposed to certain risks typically associated with foreign currency fluctuation.
Item 8—Financial Statements and Supplementary Data
The financial statements and supplementary information required by this Item appear on pages F-1 through F-42 of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.
There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Hornbeck Offshore Services, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Hornbeck Offshore Services, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hornbeck Offshore Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017 and consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

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
“EIA” means the U.S. Energy Information Administration;
"EPA" means United States Environmental Protection Agency;
"first-lien term loans" means the first-priority senior secured term loans under that certain First Lien Term Loan Agreement dated June 15, 2017, as amended, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC as Co-Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent for such lenders;
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
“low-specification” or “low-spec” means, when referring to new generation OSVs, vessels with cargo-carrying capacity of less than 2,500 DWT, and dynamic-positioning systems with a DP-1 classification or lower;
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
“PEMEX” means Petroleos Mexicanos;
“Petrobras” means Petroleo Brasileiro S.A.;
"Previous Credit Agreement" means the Company’s $200 million previously existing senior secured revolving credit agreement, dated as of February 6, 2015, as subsequently amended, with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto;
“public company OSV peer group” means SEACOR Marine Holdings Inc. (NYSE:SMHI), Tidewater Inc. (NYSE:TDW), Solstad Offshore (NO:SOFF), DOF ASA (NO:DOF), Siem Offshore (NO:SIOFF), Groupe Bourbon SA (GBB:FP), Havila Shipping ASA (NO:HAVI) and/or Eidesvik Offshore (NO:EIOF);
“ROV” means a remotely operated vehicle;
"second-lien term loans" means the second-priority senior secured term loans under that certain Second Lien Term Loan Agreement dated February 7, 2019 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC as Co-Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent for such lenders;
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
PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference herein from the Company’s definitive 2019 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.
Item 11—Executive Compensation
The information required under this item is incorporated by reference herein from the Company’s definitive 2019 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference herein from the Company’s definitive 2019 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference herein from the Company’s definitive 2019 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

Item 14—Principal Accounting Fees and Services
The information required under this item is incorporated by reference herein from the Company’s definitive 2019 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) The following items are filed as part of this report:
1. Financial Statements. The financial statements and information required by Item 8 appear on pages F-1 through F-42 of this report. The Index to Consolidated Financial Statements appears on page F-1.
2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
3. Exhibits. The Exhibit Index is shown on page E-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Hornbeck Offshore Services, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hornbeck Offshore Services, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting at December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019, expressed an unqualified opinion thereon.

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
February 28, 2019

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$224,936	$186,849
Accounts receivable, net of allowance for doubtful accounts of $1,123 and $6,054, respectively	54,924	44,702
Other current assets	19,768	16,890
Total current assets	299,628	248,441
Property, plant and equipment, net	2,434,829	2,501,013
Deferred charges, net	22,525	12,812
Other assets	7,655	6,612
Total assets	$2,764,637	$2,768,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,826	$16,196
Accrued interest	15,910	14,734
Accrued payroll and benefits	12,445	9,475
Current portion of long-term debt, net of original issue discount of $2,725 and deferred financing costs of $611	96,311	—
Other accrued liabilities	9,750	8,457
Total current liabilities	161,242	48,862
Long-term debt, including deferred net gain of $15,845 and $18,911, and net of original issue discount of $3,013 and $7,862 and deferred financing costs of $6,149 and $10,134, respectively	1,123,625	1,080,826
Deferred tax liabilities, net	169,122	197,465
Other liabilities	2,722	3,801
Total liabilities	1,456,711	1,330,954
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,701 and 37,144 shares issued and outstanding, respectively	377	371
Additional paid-in capital	761,834	760,278
Retained earnings	549,475	668,598
Accumulated other comprehensive income (loss)	(3,760)	8,677
Total stockholders’ equity	1,307,926	1,437,924
Total liabilities and stockholders’ equity	$2,764,637	$2,768,878

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Vessel revenues	$175,767	$158,466	$190,436
Non-vessel revenues	36,637	32,946	33,863
	212,404	191,412	224,299
Costs and expenses:
Operating expenses	147,642	120,537	131,658
Depreciation	98,927	98,733	93,071
Amortization	9,741	13,168	20,485
General and administrative expenses	43,530	47,597	43,358
	299,840	280,035	288,572
Gain (loss) on sale of assets	59	(121)	54
Operating loss	(87,377)	(88,744)	(64,219)
Other income (expense):
Gain on early extinguishment of debt	—	15,478	—
Interest income	2,228	2,203	1,490
Interest expense	(63,566)	(51,364)	(48,675)
Other income (expense), net	(29)	(396)	2,052
	(61,367)	(34,079)	(45,133)
Loss before income taxes	(148,744)	(122,823)	(109,352)
Income tax benefit	(29,621)	(150,244)	(45,506)
Net income (loss)	$(119,123)	$27,421	$(63,846)
Earnings (loss) per share:
Basic earnings (loss) per common share	$(3.18)	$0.74	$(1.76)
Diluted earnings (loss) per common share	$(3.18)	$0.73	$(1.76)
Weighted average basic shares outstanding	37,508	36,858	36,248
Weighted average diluted shares outstanding	37,508	37,664	36,248

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(119,123)	$27,421	$(63,846)
Other comprehensive income:
Foreign currency translation income (loss), net	(12,437)	(1,568)	14,321
Total comprehensive income (loss)	$(131,560)	$25,853	$(49,525)

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2016	35,985	$360	$748,041	$701,838	$(4,076)	$1,446,163
Tax shortfall from sharebased payments	—	—	(1,863)	—	—	(1,863)
Shares issued under employee benefit programs	482	5	844	—	—	849
Stock-based compensation expense	—	—	7,372	—	—	7,372
Net loss	—	—	—	(63,846)	—	(63,846)
Foreign currency translation income	—	—	—	—	14,321	14,321
Balance at December 31, 2016	36,467	$365	$754,394	$637,992	$10,245	$1,402,996
Impact of the adoption of ASU 2016-09	—	—	—	3,185	—	3,185
Shares issued under employee benefit programs	677	6	(97)	—	—	(91)
Stock-based compensation expense	—	—	5,981	—	—	5,981
Net income	—	—	—	27,421	—	27,421
Foreign currency translation loss	—	—	—	—	(1,568)	(1,568)
Balance at December 31, 2017	37,144	$371	$760,278	$668,598	$8,677	$1,437,924
Shares issued under employee benefit programs	556	6	(142)	—	—	(136)
Stock-based compensation expense	—	—	1,698	—	—	1,698
Net loss	—	—	—	(119,123)	—	(119,123)
Foreign currency translation loss	—	—	—	—	(12,437)	(12,437)
Balance at December 31, 2018	37,700	$377	$761,834	$549,475	$(3,760)	$1,307,926

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations	$(119,123)	$27,421	$(63,846)
Adjustments to reconcile income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation	98,927	98,733	93,071
Amortization	9,741	13,168	20,485
Stock-based compensation expense	3,692	6,999	9,983
Gain on early extinguishment of debt	—	(15,478)	—
Provision for bad debts	(156)	3,934	(757)
Deferred tax benefit	(25,042)	(141,525)	(45,958)
Amortization of deferred financing costs	4,421	8,119	11,371
(Gain) loss on sale of assets	(59)	121	(54)
Changes in operating assets and liabilities:
Accounts receivable	(10,285)	(8,525)	58,322
Other current and long-term assets	(1,256)	2,106	(2,272)
Deferred drydocking charges	(10,939)	(8,063)	(3,978)
Accounts payable	4,621	9,405	(10,901)
Accrued liabilities and other liabilities	1,235	(11,044)	(11,935)
Accrued interest	1,871	(29)	(31)
Net cash provided by (used in) operating activities	(42,352)	(14,658)	53,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of offshore supply vessels	(40,868)	—	—
Costs incurred for OSV newbuild program #5	(3,696)	(18,104)	(76,277)
Net proceeds from sale of assets	86	43	524
Vessel capital expenditures	(7,915)	(1,687)	(20,689)
Non-vessel capital expenditures	(131)	(1,552)	(569)
Net cash used in investing activities	(52,524)	(21,300)	(97,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien term loans	133,944	66,640	—
Repurchase of senior notes	—	(5,057)	—
Repurchase of convertible notes	—	(49,631)	—
Deferred financing costs	—	(5,636)	(1,102)
Shares withheld for payment of employee withholding taxes	(536)	(575)	(450)
Net cash proceeds from other shares issued	397	485	1,300
Net cash provided by (used in) financing activities	133,805	6,226	(252)
Effects of exchange rate changes on cash	(842)	(446)	989
Net increase (decrease) in cash and cash equivalents	38,087	(30,178)	(42,774)
Cash and cash equivalents at beginning of period	186,849	217,027	259,801
Cash and cash equivalents at end of period	$224,936	$186,849	$217,027
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$59,469	$52,194	$50,152
Cash paid for (refunds of) income taxes	$942	$(9,042)	$3,732
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loans	$—	$127,096	$—

The accompanying notes are an integral part of these consolidated statements

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Nature of Operations and Basis of Presentation
Hornbeck Offshore Services, Inc., or the Company, was incorporated in the state of Delaware in 1997. The Company, through its subsidiaries, operates offshore supply vessels, or OSVs, multi-purpose support vessels, or MPSVs, and a shore-base facility to provide logistics support and specialty services to the offshore oil and gas exploration and production industry, primarily in the U.S. Gulf of Mexico, or GoM, Latin America and select international markets, as well as specialty services for the U.S. military. The consolidated financial statements include the accounts of Hornbeck Offshore Services, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Since the second half of 2014, the offshore oil service sector has experienced difficult operating conditions due to the falling price of oil. This low oil price environment has caused many of the Company's customers to reduce their budgets for the worldwide exploration or production of oil. This reduced spending has negatively impacted the Company's financial results. Management of the Company has assessed its financial condition and has concluded that the Company has adequate liquidity to fund its operations for at least twelve months from the date of issuance of these financial statements. As discussed in Note 8, the Company's 2020 senior notes and 2021 senior notes mature in April 2020 and March 2021, respectively. Absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from projected levels, coupled with the refinancing and/or further management of its funded debt obligations, the Company does not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in 2020 and 2021, respectively. There can be no assurance that cash flows from operations will increase materially or that the Company will succeed in accessing new capital to pay these obligations as they become due.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method based on the estimated useful lives of the related assets. Major modifications and improvements, which extend the useful life or functional operating capability of the vessel, are capitalized and amortized over the remaining useful life of the vessel. Gains and losses from retirements or other dispositions are recognized as incurred. Salvage values for new generation marine equipment are estimated to be 25% of the originally recorded cost.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated useful lives by classification are as follows:

Offshore supply vessels	25 years
Multi-purpose support vessels	25 years
Non-vessel related property, plant and equipment	3-28 years
See Considerations Regarding Impairment of Long-Lived Assets below for more information.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes includes provisions for federal, state and foreign income taxes. Interest and penalties relating to uncertain tax positions are recorded as general and administrative expenses. In addition, the Company provides a valuation allowance for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize the benefit or the future deductibility is uncertain. As of December 31, 2018, the Company determined it is more likely than not that a portion of deferred tax assets may not be utilized prior to their expiration and therefore has established a valuation allowance of $17.5 million.
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
The following table represents the allowance for doubtful accounts (in thousands):

	December 31,
	2018	2017	2016
Balance, beginning of year	$6,054	$2,120	$2,877
Changes to provision	(156)	3,934	(757)
Write-offs	(4,775)	—	—
Balance, end of year	$1,123	$6,054	$2,120

Foreign Currency Transaction Gains and Losses
Foreign currency transaction gains and losses are recorded in the period incurred except for advances to and investments in foreign subsidiaries.  Foreign currency gains and losses related to advances to or investments in foreign operations are accounted for as a foreign currency translation adjustment and recorded as other comprehensive income. Foreign currency transaction adjustments for fiscal years 2018, 2017 and 2016 were not material to the financial statements. The balance in accumulated other comprehensive income (loss) as of December 31, 2018 relates primarily to the Company’s long term investments in its foreign subsidiaries.
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
During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purposes of calculating the undiscounted cash flows, the Company groups its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group. While the Company has not observed any new impairment indicators since 2016, the Company has reviewed and updated, as necessary, the assumptions used in determining its undiscounted cash flow projections for each asset group to reflect current market conditions. After reviewing the result of the updated projections, during 2018, the Company determined that each of its asset groups has sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such groups.

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
		January 1, 2019	The Company will adopt this ASU effective January 1, 2019. See further discussion below.

ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"	This standard allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from The Tax Cuts and Jobs Act.	January 1, 2019	The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standard	Description	Date of Adoption	Effect on the financial statements and other significant matters
Standards that have not been adopted (continued)
ASU No. 2018-09, "Codification Improvements"
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
		January 1, 2019	The Company will adopt this ASU effective January 1, 2019. See further discussion below.

ASC 842, Leases

Lessor Accounting

In July 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-11 that allows for 1) a transition option that will allow companies to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption and allows the Company to continue to apply legacy guidance, ASC 840 Leases, including its disclosure requirements, for comparative periods presented, and 2) an option for lessors to combine lease and non-lease components contained within the same agreement when certain criteria are met.

Under ASU 2018-11 a lessor may elect to combine lease and non-lease components provided that the non-lease component(s) otherwise would be accounted for under the new revenue guidance in ASC 606 and both of the following conditions are met:
•The timing and pattern of transfer for the lease component are the same as those for the non-lease components associated with that lease component.
•The lease component, if accounted for separately, would be classified as an operating lease.
When the above conditions are met, the entity will need to assess predominance. If the non-lease components are predominant, the entity accounts for the combined component under ASC 606; otherwise, the entity accounts for the combined component under ASC 842.
After review of its revenue streams, the Company has concluded that the non-lease component of its revenue is predominant, and that both of the criteria above are met. Therefore, the Company expects to elect the new transition options and will combine lease and non-lease revenues. The Company will recognize revenue based on the non-lease component under ASC 606, as it has concluded that the non-lease component is the predominant component. The adoption of ASU 2018-11 on January 1, 2019 is not expected to change the timing or amounts of revenues recognized by the Company.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lessee Accounting

The Company currently accounts for operating leases under ASC 840, recognizing lease expense ratably over the term of the arrangement. Under ASC 842, the Company will be required to measure and record a right-of-use asset and corresponding lease liability on its balance sheet using the present value of the future payments under its operating lease commitments. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods.

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach. The Company will recognize and measure operating leases on the consolidated balance sheet without revising comparative period information or disclosure. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs. The new standard is anticipated to result in the recording of leased assets and lease liabilities for the Company's operating leases of approximately $27.8 million as of January 1, 2019. The adoption of the standard did not have an impact on the Company's equity and is not anticipated to have an impact on the Company's results from operations and cash flows. The adoption of the new standard will result in additional disclosures around amount, timing and uncertainty of cash flows arising from leases including quantitative and qualitative information including significant judgments in applying the new standard.

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

The services that are provided by the Company represent a single performance obligation under its contracts that are satisfied at a point in time or over time. Revenues are earned primarily by (1) chartering the Company's vessels, including operation of such vessels, (2) providing vessel management services to third party vessel owners, and (3) providing shore-based port facility services, including rental of land. The services generating these revenue streams are provided to customers based on contracts that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The Company's vessel revenues, vessel management revenues and port facility revenues are recognized either at a point in time or over the passage of time when the customer has received or is receiving the benefit from the applicable service. Revenues are recognized when the performance obligations are satisfied in accordance with contractual terms and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the services rendered or rentals provided. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Invoices are typically billed to customers on a monthly basis and payment terms on customer invoices typically range 30 to 60 days.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2018, the Company has certain remaining performance obligations representing contracted vessel revenues for which work has not been performed and such contracts have an original expected duration of more than one year. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for such contracts was $10.0 million, all of which is expected to be recognized in 2019. The Company has elected to apply the optional exemption for the disclosure of the remaining performance obligations for any of its revenue streams that are expected to have a duration of one year or less and, therefore, such amounts have not been disclosed.

Disaggregation of Revenues

The Company recognized revenues as follows (in thousands):

	Year Ended December 31,
	2018	2017
Vessel revenues	$175,767	$158,466
Vessel management revenues	33,065	29,906
Shore-based facility revenues	3,572	3,040
	$212,404	$191,412

4. Earnings (Loss) Per Share
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

	Year Ended December 31,
	2018	2017	2016
Net Income (loss) (1)	$(119,123)	$27,421	$(63,846)
Weighted average number of shares of common stock outstanding	37,508	36,858	36,248
Add: Net effect of dilutive stock options and unvested restricted stock (2)(3)(4)	—	806	—
Weighted average number of dilutive shares of common stock outstanding	37,508	37,664	36,248
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(3.18)	$0.74	$(1.76)
Diluted earnings (loss) per common share	$(3.18)	$0.73	$(1.76)

(1)
The Company's net income for 2017 was favorably impacted by U.S. tax reform legislation that was enacted in December 2017. As a result of tax reform, the Company recorded a benefit of $125,225 related to the repricing of its deferred tax liabilities. Such benefits were reduced primarily by tax expense related to credits that may not be utilized prior to their expiration. Excluding these non-recurring tax items from the Company's December 31, 2017 results, its net loss would have been $(82,687) or $(2.24) per diluted share for the year ended December 31, 2017. See Note 11 for further information.

(2)
Due to a net loss for 2018, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 583 shares of common stock for the year ended December 31, 2018. The Company had 185 anti-dilutive stock options for the year ended December 31, 2017. Due to a net loss for 2016, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 975 shares of common stock for the year ended December 31, 2016. Stock options are anti-dilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.

(3)
For the years ended December 31, 2018, 2017 and 2016, the 2019 convertible senior notes issued in August 2012 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation. See Note 8 for further information.

(4)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 10 for further information regarding certain of the Company’s restricted stock unit awards.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Defined Contribution Plan
The Company offers a 401(k) plan to all full-time employees. Employees must be at least eighteen years of age and have completed three months of service to be eligible for participation. Participants may elect to defer up to 60% of their compensation, subject to certain statutorily established limits. The Company may elect to make annual matching and profit sharing contributions to the 401(k) plan. In response to weak market conditions, the Company ceased matching contributions to the 401(k) plan and has not matched any contributions subsequent to December 31, 2014.
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Offshore supply vessels and multi-purpose support vessels	$2,851,872	$2,825,639
Non-vessel related property, plant and equipment	133,564	132,509
Less: Accumulated depreciation	(735,063)	(637,607)
	2,250,373	2,320,541
Construction in progress	184,456	180,472
	$2,434,829	$2,501,013
Vessel Construction
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company intends to work with the performance bond surety to find and contract with a shipyard that can finish construction and deliver such vessels. On October 2, 2018, the shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana. The Company has responded to the suit and has asserted counterclaims. The Company intends to vigorously defend the shipyard’s claims and considers them to be without merit.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $22.7 million and $38.2 million is currently expected to be incurred in 2019 and 2020, respectively. As of the date of termination, these two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, these vessels are now projected to be delivered in the second and third quarters of 2020, respectively. However, the timing of the remaining construction cash outflows remains subject to changes commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through December 31, 2018, the Company had incurred construction costs of approximately $1,274.1 million, or 95.4%, of total expected project costs.
7. Acquisition of Vessels
On May 18, 2018, the Company completed the acquisition of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation and certain of its affiliates for $40.9 million in cash, inclusive of $4.0 million related to a non-compete intangible asset that is being amortized over the life of such asset, or two years. Also included in this transaction was the cost of fuel and lube inventory and transactions fees. The acquired vessels are all U.S.-flagged and are comprised of two 300 class OSVs and two 280 class OSVs. In 2018, the Company reflagged three of the four acquired vessels into Mexican registry. The Company determined that substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets and, therefore, has accounted for such transaction as an asset acquisition under ASU 2017-01.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Long-Term Debt
As of the dates indicated below, the Company had the following outstanding long-term debt (in thousands):

	December 31,
	2018	2017
5.875% senior notes due 2020, net of deferred financing costs of $1,162 and $2,061	$365,780	$364,881
5.000% senior notes due 2021, net of deferred financing costs of $2,173 and $3,142	447,827	446,858
1.500% convertible senior notes due 2019, net of original issue discount of $2,725 and $6,634 and deferred financing costs of $611 and $1,486	96,311	91,527
First-lien term loans due 2023, including deferred gain of $15,845 and $18,911, and net of original issue discount of $3,013 and $1,228, and deferred financing costs of $2,814 and $3,445	310,018	177,560
	1,219,936	1,080,826
Less current maturities	(96,311)	—
	$1,123,625	$1,080,826

The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$10,779	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	747	March 1 and September 1
First-lien term loans due 2023 (1)	2,333	Variable

(1) The interest rate on the first-lien term loans is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on December 31, 2018. Please see further discussion of the variable interest rate below.
Annual maturities of debt, excluding the potential effects of conditions discussed in 2019 Convertible Senior Notes, during each year ending December 31, are as follows (in thousands):

2019 (1)	$99,647
2020 (2)	366,942
2021	450,000
2022	—
2023	300,000
Thereafter	—
$1,216,589

(1)	In February 2019, the Company repurchased$36.6 million of its 2019 convertible senior notes for$32.4 million in cash.

(2)
On February 7, 2019, the Company completed a private exchange of $131.6 million of its 2020 senior notes for $111.9 million of second-lien term loans due 2025. Upon completion of this exchange, the face value of the Company's 2020 senior notes was $235.3 million. See further discussion below under Second-Lien Term Loans.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First-Lien Term Loans
On June 15, 2017, the Company issued the first-lien term loans initially comprised of $300 million of first-lien delayed-draw term loans by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, or HOS, as Co-Borrower, certain holders of the Company’s then outstanding notes, or the First-Lien Initial Lenders, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent for the lenders, or the first-lien term loans. The Company had executed the prior $200 million senior secured revolving credit agreement, or the Previous Credit Agreement, as subsequently amended, on February 6, 2015. The first-lien term loans are guaranteed by the Company’s significant domestic subsidiaries other than HOS. The six-year term of the first-lien term loans had the effect of extending the February 2020 maturity that was applicable under the Previous Credit Agreement to June 2023.
The first-lien term loans enhanced the Company’s financial flexibility by (i) increasing liquidity from the then-applicable borrowing base of $75.0 million under the Previous Credit Agreement, (ii) extending the maturity date that existed under the Previous Credit Agreement by over three years, and (iii) eliminating all of the existing financial ratio maintenance covenants and the anti-cash hoarding provision of the Previous Credit Agreement. The first-lien term loans contain customary representations and warranties, covenants and events of default.
The Company can use the amounts drawn under the first-lien term loans for working capital and general corporate purposes, including the acquisition of distressed assets and/or the refinancing of existing debt, subject to, among other things, compliance with certain covenants requiring the Company to maintain access to liquidity (cash and credit availability) of $25.0 million at all times. The minimum liquidity level required for prepayment of the Company’s existing indebtedness and/or certain other restricted payments is $65.0 million.
On June 15, 2017, the outstanding balance of the first-lien term loans was $96.3 million, which included a draw of $1.0 million on such date. As required by the first-lien term loans, the Company drew $67.0 million on December 29, 2017. The Company was required to draw on a cumulative basis (i) at least $136.0 million of the delayed-draw commitments under the first-lien term loans by December 31, 2018, and (ii) the full amount of the maximum $204.7 million by September 1, 2019. On December 31, 2018, the remaining $136.7 million of credit availability was drawn, resulting in the first-lien term loans being fully drawn at $300.0 million on such date.
The first-lien term loans are collateralized by 48 domestic high-spec OSVs and MPSVs and seven foreign high-spec OSVs, including a security interest in two pending MPSV newbuilds, and associated personalty, as well as by certain deposit and securities accounts, or the Collateral. Subject to the foregoing and certain limitations, the Company’s other assets that do not arise from, are not required for use in connection with, and are not necessary for, the operation of mortgaged vessels are unencumbered by liens, including ten low-spec domestic OSVs and eleven foreign-flagged vessels.
Borrowings under the first-lien term loans accrue interest, at the Company’s option, at either:

•
an adjusted London Interbank Offered Rate (subject to a 1.00% floor) plus (a) 6.00% during the first year of the first-lien term loans, (b) 6.50% during the second year of the first-lien term loans, (c) 7.00% during the third year of the first-lien term loans, (d) 7.25% during the fourth year of the first-lien term loans, and (e) 7.50% thereafter; or

•
the greatest of (a) the prime rate announced by The Wall Street Journal, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, and (c) the London Interbank Offered Rate plus, 1%, plus, for either (a), (b), or (c), a margin of (i) 5.00% during the first year of the first-lien term loans, (ii) 5.50% during the second year of the first-lien term loans, (iii) 6.00% during the third year of the first-lien term loans, (iv) 6.25% during the fourth year of the first-lien term loans, and (v) 6.50% thereafter.

The Company also has the option, exercisable anytime or from time-to-time during the six-year term of the loan, of paying interest on the first-lien term loans “in-kind” (accruing to the outstanding principal of the loan, or PIK Interest), subject to a 100 basis-point step-up in interest rate and a minimum 3% cash-pay coupon for so long as the Company elects to pay PIK Interest, subject to any and all debt incurrence and permitted lien restrictions then in effect under any outstanding loan agreements or bond indentures as of the time of such increase in principal.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The first-lien term loans may be prepaid at (i) 102% of the principal amount repaid if such repayment occurs on or prior to June 15, 2018, (ii) at 101% of the principal amount repaid if such repayment occurs after June 15, 2018 but on or prior to June 15, 2019, and (iii) at par of the principal repaid thereafter.
Upon closing the first-lien term loans, $95.3 million of borrowings under such loans were exchanged for $127.1 million in face value of its 2019 convertible senior notes. In accordance with applicable accounting guidance, this debt-for-debt exchange has been accounted for as a debt modification, requiring the Company to defer the $31.8 million gain. Such gain was reduced by $11.1 million of original issue discount that was associated with the 2019 convertible senior notes that were exchanged. The net credit of $20.7 million has been deferred and will be amortized prospectively as a yield adjustment to interest expense over the life of the first-lien term loans.
The agreement governing the first-lien term loans permits the incurrence of multiple tranches of senior secured debt other than the initial first-lien term loans that were entered into at closing, subject to the permitted debt and lien incurrence provisions allowed by the indentures governing the Company's 2020 senior notes and 2021 senior notes. On March 27, 2018, the Company entered into an amendment with its first-lien lenders to clarify various provisions in and make certain technical revisions to the agreement governing the first-lien term loans, primarily dealing with the administerial permissibilities regarding vessel reflagging transactions and permitted acquisition indebtedness, among other matters.
Second-Lien Term Loans
On February 7, 2019, the Company completed a private offer and exchanged $131.6 million of its 2020 senior notes for $111.9 million of second-lien term loans due 2025, or second-lien term loans, of the Company and its wholly-owned subsidiary, Hornbeck Offshore Services, LLC, or the Co-Borrower. As contemplated by and provided for under the agreement governing the first-lien term loans, the second-lien term loans were made pursuant to a Second Lien Term Loan Agreement entered into by the Company, the Co-Borrower, the lenders party thereto and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent. The second-lien term loans have a maturity date of February 7, 2025 and bear interest at a fixed rate per annum of 9.50%. The second-lien term loans are guaranteed by certain of the Company’s present domestic subsidiaries and will be guaranteed by certain of the Company's future domestic subsidiaries and are secured on a second-lien basis, subject to certain permitted liens, by a second-priority interest in the same collateral securing the Company’s first-lien term loans.
The agreements governing the first-lien term loans and the second-lien term loans and the indentures governing the Company's 2020 senior notes and 2021 senior notes impose certain restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.
Following the Company's announcement of its intent to exchange 2020 senior notes for second-lien term loans, certain holders of the Company's 2020 senior notes and 2021 senior notes claimed that the exchange transaction was not permitted under the indentures governing such notes. These holders asserted that if the Company completed the exchange offer they would take certain actions against the Company. At the time of the filing of this Annual Report on Form 10-K, the Company has not received any notification of alleged default from such objecting noteholders following completion of the exchange offer. If such a notification is received, the Company intends to vigorously defend its interests as it has concluded, with advice of counsel, that the exchange was permissible.
Convertible Note and Senior Note Repurchases
Concurrently with the closing of the first-lien term loans, the Company arranged for the repurchase of $73.3 million of its outstanding 2019 convertible senior notes and $8.1 million of its outstanding 2020 senior notes for an aggregate total of $54.1 million of cash. The Company recorded a gain on early extinguishment of debt of $15.5 million ($10.5 million or $0.29 per diluted share after-tax), which was comprised of a $27.2 million gain on the repurchase of the 2019 convertible senior notes and the 2020 senior notes, offset in part by the write-off of $2.3 million in deal costs and unamortized financing costs related to the Previous Credit Agreement and $9.4 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
In February 2019, the Company repurchased $36.6 million of its outstanding 2019 convertible senior notes for an aggregate total of $32.4 million of cash.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2020 Senior Notes
On March 2, 2012, the Company issued $375.0 million in aggregate principal amount of 2020 senior notes, governed by an indenture, or the 2012 indenture. The net proceeds to the Company from the offering were approximately $367.4 million, net of transaction costs. The Company used $259.9 million of such proceeds on March 16, 2012 to repurchase approximately 84% of its outstanding 2014 senior notes pursuant to its tender offer for such notes. The Company used $49.5 million of proceeds on April 30, 2012 to redeem the remaining 16% of the outstanding 2014 senior notes. The repurchase and redemption of the 2014 senior notes resulted in a loss on early extinguishment of debt of approximately $6.0 million in 2012. The remaining proceeds were used for general corporate purposes, including the construction of vessels under the Company's fifth OSV newbuild program. The 2020 senior notes mature on April 1, 2020 and the effective interest rate is 6.08%. No principal payments are due until maturity. Pursuant to a registered exchange offer, the 2020 senior notes issued in March 2012 that were initially sold pursuant to a private placement were exchanged by the holders for 2020 senior notes with substantially the same terms, except that the issuance of the 2020 senior notes in the exchange offer was registered under the Securities Act. The original 2020 senior notes and the similar notes exchanged were issued under and are entitled to the benefits of the same 2012 indenture. Concurrently with the closing of the first-lien term loans, the Company arranged for the repurchase of $8.1 million of its outstanding 2020 senior notes. See Convertible Note and Senior Note Repurchases above for further discussion of such note repurchases. In February 2019, the Company exchanged a portion of the 2020 senior notes for second-lien term loans. See further discussion above under Second-Lien Term Loans.
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

Concurrently with the closing of the first-lien term loan, the Company entered into a debt-for-debt exchange for $127.1 million in face value of its 2019 convertible notes and arranged for the repurchase of $73.3 million in additional face value of its outstanding 2019 convertible senior notes. In February 2019, the Company repurchased an aggregate of $36.6 million of its outstanding 2019 convertible senior notes for $32.4 million of cash. See Convertible Note and Senior Note Repurchases above for further discussion of such note exchange and repurchases.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2019 convertible senior notes, the 2020 senior notes and the 2021 senior notes are guaranteed by certain of the Company’s subsidiaries and the guarantees are full and unconditional, joint and several. See Note 17 for further information.
Previous Credit Agreement

On June 15, 2017, the Company issued first-lien term loans. The Company's prior $200.0 million senior secured revolving credit agreement, or the Previous Credit Agreement was originally executed on February 6, 2015. This agreement generally provided standby liquidity for working capital and general corporate purposes, including acquisitions, newbuild and conversion programs and other capital expenditures. Based on the Company's results for the then-trailing four quarters, including the first quarter of 2017, the Company had designated the interest coverage holiday permitted by the Previous Credit Agreement to commence, effective April 27, 2017, for the four-quarter period ending December 31, 2017, unless rescinded sooner. This designation capped the borrowing base at $75.0 million during the period of the holiday and the LIBOR spreads for funded borrowings were increased by an additional 50 basis points during and after the holiday. Unused commitment fees were payable quarterly at the annual rate of 50.0 basis points of the unused portion of the $200.0 million borrowing base of the revolving credit agreement based on the defined total debt-to-capitalization ratio. The reduced borrowing base, as a result of the interest coverage holiday, did not affect the calculation of these unused commitment fees. The remaining covenants within the Previous Credit Agreement remained in effect during the interest coverage holiday.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, 2019 convertible senior notes and the first-lien term loans by primarily using quoted market prices. Given the observable nature of the inputs to these estimates, the fair values presented below for long-term debt have been assigned a Level 2, of the three-level valuation hierarchy. As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	December 31, 2018			December 31, 2017
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$366,942	$365,780	$191,727	$366,942	$364,881	$244,714
5.000% senior notes due 2021	450,000	447,827	220,500	450,000	446,858	236,250
1.500% convertible senior notes due 2019	99,647	96,311	88,125	99,647	91,527	74,486
First-lien term loans due 2023 (1)	300,000	310,018	295,875	163,322	177,560	162,505
	$1,216,589	$1,219,936	$796,227	$1,079,911	$1,080,826	$717,955

(1)	The carrying value of the first-lien term loans due 2023 includes a deferred gain of $15,845 less original issue discount and deferred financing costs of $5,827.
Capitalized Interest
Interest expense excludes capitalized interest related to the construction or conversion of vessels in the approximate amount of $2.3 million, $10.2 million, and $16.7 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
9. Stockholders’ Equity
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

10. Stock-Based Compensation
Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to officers, other employees and directors. As of December 31, 2018, there were 0.3 million shares available for future issuance to employees under the incentive compensation plan. The issuance of shares of common stock under the incentive compensation plan has been registered on Form S-8 with the Securities and Exchange Commission.
The financial impact of stock-based compensation expense related to the Company’s incentive compensation plan on its operating results are reflected in the table below (in thousands, except for per share data):

	Year Ended December 31,
	2018	2017	2016
Income before taxes	$3,692	$6,999	$9,983
Net income	$2,957	$4,712	$5,829
Earnings per common share:
Basic	$0.08	$0.13	$0.16
Diluted	$0.08	$0.13	$0.16
The Company adopted ASU No. 2016-09 on January 1, 2017. The adoption of this ASU had the following impact on its consolidated financial statements. The Company recorded a $3.2 million adjustment to equity to recognize the cumulative effect of unrecorded excess tax deductions related to stock-based compensation expense from prior years. The prior-period presentation has not been restated. Upon adoption, the Company recorded $1.9 million of tax shortfall in its provision for income taxes for the year ended December 31, 2017, rather than as a decrease to equity. The Company did not restate the prior-period presentation. The Company recorded $0.5 million and $0.6 million related to employee withholding taxes paid as a financing activity in the twelve months ended December 31, 2018 and 2017, respectively. The statement of cash flows was restated to reflect $0.5 million related to employee taxes paid for the year ended December 31, 2016. There was no impact on the calculation of earnings per share as all outstanding stock options were anti-dilutive at December 31, 2017. In addition, the Company has elected to continue estimating the forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
Prior to the adoption of ASU 2016-09, the accounting rules required the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as operating cash flows. The Company recorded the impact on cash flows from operating activities for tax shortfalls of approximately $1.9 million for the year ended December 31, 2016. The Company did not receive any cash proceeds from the exercise of stock options for the years ended December 31, 2018, 2017, and 2016, respectively. The income tax benefit from restricted stock vesting was $1.9 million for the year ended December 31, 2016.

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
The following table represents the Company’s stock option activity for the year ended December 31, 2018 (in thousands, except per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	185	$24.86	3.1	$—
Grants	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	n/a	n/a
Options outstanding at December 31, 2018	185	$24.86	2.1	$—
Exercisable options outstanding at December 31, 2018	185	$24.86	2.1	$—
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock
Equity-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units, with either performance-based or time-based vesting provisions. The Company has granted performance-based restricted stock unit awards, which calculates the shares to be received based on the Company’s achievement of certain internal performance criteria over a three-year period as defined by the restricted stock unit agreement governing such awards. Performance for these types of awards has historically been measured by a number of factors that may differ from year to year, including such examples as the Company achieving a targeted return on invested capital, operating profit margin compared to peers, and safety record. The actual number of shares that could be received by the award recipients for the years in question can range from 0% to 150% of the Company’s base share awards depending on the number and/or extent of performance goals attained by the Company. Compensation expense related to performance-based restricted stock unit awards is recognized over the period the restrictions lapse, from one to three years, based on the market price of the Company's stock on the date of grant applied to the shares that are expected to vest. The compensation expense related to time-based restricted stock unit awards, which is amortized over a one to three-year vesting period, is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. As of December 31, 2018, the Company had unamortized stock-based compensation expense of $0.8 million, which will be recognized on a straight-line basis over the remaining vesting period, or 0.9 years. In addition, the Company has recorded approximately $1.6 million, $5.8 million and $6.8 million of compensation expense during the years ended December 31, 2018, 2017 and 2016, respectively, associated with restricted stock-based unit awards.
The following table summarizes the equity-settled restricted stock unit awards activity during the year ended December 31, 2018 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share
Restricted stock unit awards:
Restricted stock unit awards as of January 1, 2018	868	$10.76
Granted during the period	—	—
Change in estimated payout of performance unit awards(1)	(6)	21.84
Cancellations during the period	(1)	39.30
Vested	(473)	13.91
Outstanding, as of December 31, 2018	388	$6.73

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

Cash-Settled Restricted Stock
The Company’s incentive compensation plan allows the Company to issue restricted stock units with cash-settled vesting provisions, with either performance-based or time-based vesting provisions. The Company has granted performance-based cash-settled restricted stock unit awards, which calculates the shares to be received based on the Company’s achievement of certain internal performance criteria over a three-year period as defined by the cash-settled restricted stock unit agreement governing such awards. Performance for these types of awards has historically been measured by a number of factors that may differ from year to year, including such examples as the Company achieving a targeted return on invested capital, operating profit margin compared to peers, and safety record. The actual number of shares that could be received by the award recipients for the years in question can range from 0% to 150% of the Company’s base share awards depending on the number and/or extent of performance goals attained by the Company. The compensation expense related to cash-settled restricted stock unit awards is amortized over a vesting period of up to three years, as applicable, and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. The cash-settled restricted stock units are re-measured quarterly based on the 10-day trailing average stock price of the Company's common stock and are classified as a liability, due to the settlement of these awards in cash. As of December 31, 2018, the Company had unamortized cash-settled restricted stock compensation expense of $2.8 million, which will be recognized on a straight-line basis over the remaining vesting period, or 1.6 years. In addition, the Company recorded approximately $1.6 million, $0.9 million, and $2.6 million

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of compensation expense during the years ended December 31, 2018, 2017 and 2016, respectively, associated with cash-settled restricted stock unit awards.
The following table summarizes the cash-settled restricted stock unit awards activity during the year ended December 31, 2018 (in thousands, except per share data):

	Number of Shares	Weighted Avg. Fair Value Per Share(1)
Cash-Settled restricted stock unit awards:
Cash-settled restricted stock unit awards as of January 1, 2018	1,788	$6.70
Granted during the period(2)	2,466	3.37
Changed in estimated payout of performance unit awards	68	6.06
Cancellations during the period	(2)	5.85
Vested	(314)	8.09
Outstanding, as of December 31, 2018	4,006	$4.53

(1)	The weighted-average fair value per share is determined by the stock price on the date of grant for time-based shares.

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

Employee Stock Purchase Plan
On May 3, 2005, the Company established the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, or ESPP, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders. Under the ESPP, the Company is presently authorized to issue up to 2.2 million shares of common stock to eligible employees of the Company and its designated subsidiaries. Employees have the opportunity to purchase shares of the Company’s common stock at semi-annual intervals through accumulated payroll deductions that will be applied to purchase shares of common stock at a discount from the market price as defined by the ESPP. The ESPP is designed to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and thereby allows participating employees to defer recognition of taxes when purchasing the shares of common stock at a 15% discount under the ESPP. The Company has an effective Registration Statement on Form S-8 with the Commission registering the issuance of shares of common stock under the ESPP. As of December 31, 2018, there were 0.7 million shares available for future issuance to employees under the ESPP. The Company recorded approximately $0.2 million, $0.2 million, and $0.6 million of compensation expense during the years ended December 31, 2018, 2017 and 2016, respectively, associated with the ESPP.
The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2018 and 2017:

	2018	2017
Dividend yield	—%	—%
Expected volatility	87.1%	93.2%
Risk-free interest rate	2.3%	1.3%
Expected term (months)	6	6
Weighted-average grant-date fair value per share	$0.86	$1.16

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes
The net long-term deferred tax liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Deferred tax liabilities:
Fixed assets	$285,704	$323,548	$490,221
Deferred charges and other liabilities	3,292	6,266	10,908
Total deferred tax liabilities	288,996	329,814	501,129
Deferred tax assets:
Net operating loss carryforwards	(130,814)	(122,682)	(111,147)
Allowance for doubtful accounts	(253)	(1,362)	(763)
Stock-based compensation expense	(867)	(1,823)	(4,033)
Convertible senior notes	(6,941)	(8,265)	—
Alternative minimum tax credit carryforward	(4,415)	(10,431)	(20,863)
Foreign tax credit carryforward	(18,963)	(18,711)	(17,554)
Other	(10,559)	(4,501)	(6,044)
Total deferred tax assets	(172,812)	(167,775)	(160,404)
Valuation allowance	52,938	35,426	2,295
Total deferred tax liabilities, net	$169,122	$197,465	$343,020
The components of the income tax expense follow (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
U.S. and State	$(5,917)	$(9,743)	$709
Foreign	1,338	1,024	(257)
Current tax expense (benefit)	(4,579)	(8,719)	452
Deferred tax expense (benefit):
U.S. and State	(25,289)	(142,136)	(45,958)
Foreign	247	611	—
Deferred tax benefit	(25,042)	(141,525)	(45,958)
Total tax benefit	$(29,621)	$(150,244)	$(45,506)
Loss from operations before income taxes, based on jurisdiction earned, was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$(124,879)	$(105,692)	$(93,704)
Foreign	(23,865)	(17,131)	(15,648)
Total loss from operations before income taxes	$(148,744)	$(122,823)	$(109,352)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2018, the Company has net operating loss carryforwards, or NOLs, in the U.S. of approximately $544.4 million, $466.9 million of which if not utilized will expire in 2031 through 2037. The remaining $77.5 million generated in 2018 has an indefinite life under the new tax legislation. The Company also has foreign tax credits of approximately $19.0 million, which if not utilized will expire in 2019 through 2028. It has state NOLs of approximately $133.4 million, which if not utilized will expire in 2030 through 2038. The Company also has NOLs in Brazil of approximately $16.7 million, which are not subject to expiration and can only be used to offset up to 30% of taxable income each year. Lastly, it has NOLs in Mexico of approximately $9.7 million, which if not utilized will expire in 2026 through 2027. All of the above NOLs can only be utilized if the Company generates taxable income in the respective tax jurisdiction.
In recording a valuation allowance with respect to such NOLs and foreign tax credits, management assessed the favorable and unfavorable evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of the unfavorable evidence evaluated during the fourth quarter of 2018 was the cumulative pre-tax loss that was incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of future earnings. As of December 31, 2018, 2017, and 2016, the Company has established valuation allowances of $52.9 million, $35.4 million, and $2.3 million, respectively, based upon management's conclusion that it is more likely than not that a portion of the Brazil and Mexico NOLs, foreign tax credits, and state NOLs described above may expire unused.
The Company is no longer subject to tax audits by federal, state or local taxing authorities for years prior to 2014. The Company has ongoing examinations by various foreign tax authorities but does not believe that the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
The following table reconciles the difference between the Company’s income tax provision calculated at the federal statutory rate of 21% for 2018 and 35% for 2016 and 2017 and the actual income tax provision (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	$(31,236)	$(42,988)	$(38,274)
State taxes, net	(2,231)	(1,228)	(1,094)
Non-deductible expense	1,563	3,488	1,070
Change in valuation allowance	1,586	15,118	2,295
Income excluded from U.S. taxable income	—	—	(9,478)
Change in enacted U.S. tax rate	—	(125,225)	—
Foreign taxes and other	697	591	(25)
	$(29,621)	$(150,244)	$(45,506)
Due to a favorable election included in the Company's 2015 tax return, which was filed during the fourth quarter of 2016, the financial results of one of the Company's vessels were excluded from U.S. taxable income and were taxed based on daily notional shipping income, as defined. This resulted in a deferred tax benefit of $9.5 million million during the year ended December 31, 2016. The Company does not anticipate having any vessels qualify for this election in the foreseeable future.
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

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, or SAB 118, to address the accounting and reporting of the Act. SAB 118 allows companies to take a reasonable period, which should

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not extend beyond one year from enactment of the Act, to measure and recognize the effects of the new tax law. As of December 31, 2017, the Company remeasured its deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, which is generally a 22.5% blended federal and state tax rate. At December 31, 2017, the Company was still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company included in its income tax rate a preliminary estimate related to executive compensation, Alternative Minimum Tax refundable credits, taxation in its foreign jurisdictions, and re-measurement of its deferred taxes. In the fourth quarter of 2018, the Company completed its tax accounting for the Act, resulting in a credit to tax expense of $0.2 million. Additionally, the Company is making the accounting election to treat global intangible low-taxed income as a period cost.
12. Commitments and Contingencies
Operating Leases
The Company is obligated under certain operating leases for office space and shore-base facilities. The Covington facility lease provides for a current term expiring in September 2025 with three additional five-year renewal period options. The Company leases two adjacent shore-base facilities in Port Fourchon. At December 31, 2018, the shore-base leases had approximately five years remaining on their existing terms and the Company has multiple renewal options on such facilities. Rent expense related to operating leases was approximately $3.9 million, $3.9 million and $4.0 million for the years ending December 31, 2018, 2017 and 2016, respectively.
Future minimum payments under noncancelable leases for years subsequent to 2018 are as follows (in thousands):

Year Ended December 31,
2019	$2,875
2020	2,965
2021	2,968
2022	3,065
2023	3,122
Thereafter	19,355
Total	$34,350
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Deferred Charges
Deferred charges include the following (in thousands):

	Year Ended December 31,
	2018	2017
Deferred drydocking costs, net of accumulated amortization of $14,372 and $14,495, respectively	$20,153	$10,282
Prepaid lease expense, net of amortization of $2,016 and $1,858, respectively	2,372	2,530
Total	$22,525	$12,812

14. Other Accrued Liabilities
Other accrued liabilities include the following (in thousands):

	Year Ended December 31,
	2018	2017
Accrued lease expense	$5,409	$5,142
Value added tax payable	1,779	484
Other	2,562	2,831
Total	$9,750	$8,457

15. Major Customers
In the years ended December 31, 2018, 2017, and 2016, revenues from the following customers represent 10% or more of consolidated revenues:

	Year Ended December 31,
	2018		2017	2016
Customer A	24%		19%	15%
Customer B	18%		11%	21%
Customer C	n/a	(1)	20%	13%

(1)	Customers represent less than 10% of consolidated revenue in each such year.

16. Employment Agreements
The Company has employment agreements with certain members of its executive management team. These agreements include, among other things, contractually stated base level salaries and a structured cash incentive compensation program dependent upon the Company achieving certain targeted financial results. The agreements typically provide for certain targets such as an EBITDA target, an Operating Margin target and a Safety target, which may be varied from time to time by agreement between the Company and the management executive, as well as a discretionary component. In the event such a member of the executive management team is terminated due to certain events as defined in such officer’s agreement, the employee will continue to receive salary, bonus and other payments for the full remaining term of the agreement. The current term of these employment agreements expires on December 31, 2021 and automatically extends each year thereafter on January 1st, for an additional year.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating historical financial statements as of December 31, 2018 2017, and 2016, and for each of the two years ended December 31, 2018, for the domestic subsidiaries of the Company that serve as guarantors of the Company's 2019 convertible senior notes, 2020 senior notes and 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the 2019 convertible senior notes, 2020 senior notes and 2021 senior notes are 100% owned by the Company and the guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$219,217	$5,718	$—	$224,936
Accounts receivable, net of allowance for doubtful accounts of $1,123	—	42,136	12,788	—	54,924
Other current assets	30	18,740	998	—	19,768
Total current assets	31	280,093	19,504	—	299,628
Property, plant and equipment, net	—	2,193,797	241,032	—	2,434,829
Deferred charges, net	—	19,721	2,804	—	22,525
Intercompany receivable	1,920,557	905,458	483,128	(3,309,143)	—
Investment in subsidiaries	699,325	8,602	—	(707,927)	—
Other assets	—	7,118	537	—	7,655
Total assets	$2,619,913	$3,414,789	$747,005	$(4,017,070)	$2,764,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$25,345	$1,481	$—	$26,826
Accrued interest	15,910	—	—	—	15,910
Accrued payroll and benefits	—	11,520	925	—	12,445
Current portion of long-term debt, net of original issue discount of $2,725 and deferred financing costs of $611	96,311	—	—	—	96,311
Other accrued liabilities	—	7,491	2,259	—	9,750
Total current liabilities	112,221	44,356	4,665	—	161,242
Long-term debt, including deferred net gain of $15,845, and net of original issue discount of $3,013 and deferred financing costs of $6,149	1,123,625	—	—	—	1,123,625
Deferred tax liabilities, net	—	167,756	1,366	—	169,122
Intercompany payables	72,381	2,452,258	793,102	(3,317,741)	—
Other liabilities	—	2,720	2	—	2,722
Total liabilities	1,308,227	2,667,090	799,135	(3,317,741)	1,456,711
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,701 shares issued and outstanding	377	—	—	—	377
Additional paid-in capital	761,834	37,978	8,602	(46,580)	761,834
Retained earnings	549,475	709,721	(56,972)	(652,749)	549,475
Accumulated other comprehensive income	—	—	(3,760)	—	(3,760)
Total stockholders’ equity	1,311,686	747,699	(52,130)	(699,329)	1,307,926
Total liabilities and stockholders’ equity	$2,619,913	$3,414,789	$747,005	$(4,017,070)	$2,764,637

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4	$178,746	$8,099	$—	$186,849
Accounts receivable, net of allowance for doubtful accounts of $6,054	—	40,407	4,295	—	44,702
Other current assets	29	16,051	810	—	16,890
Total current assets	33	235,204	13,204	—	248,441
Property, plant and equipment, net	—	2,379,097	121,916	—	2,501,013
Deferred charges, net	—	11,408	1,404	—	12,812
Intercompany receivable	1,778,711	648,920	39,445	(2,467,076)	—
Investment in subsidiaries	790,734	8,602	—	(799,336)	—
Other assets	—	5,984	628	—	6,612
Total assets	$2,569,478	$3,289,215	$176,597	$(3,266,412)	$2,768,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$15,643	$553	$—	$16,196
Accrued interest	14,734	—	—	—	14,734
Accrued payroll and benefits	—	8,458	1,017	—	9,475
Other accrued liabilities	—	8,129	328	—	8,457
Total current liabilities	14,734	32,230	1,898	—	48,862
Long-term debt, including deferred net gain of $18,911, and net of original issue discount of $7,862 and deferred financing costs of $10,134	1,080,826	—	—	—	1,080,826
Deferred tax liabilities, net	—	192,793	4,672	—	197,465
Intercompany payables	140,019	2,240,832	190,177	(2,571,028)	—
Other liabilities	—	3,802	(1)	—	3,801
Total liabilities	1,235,579	2,469,657	196,746	(2,571,028)	1,330,954
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,144 shares issued and outstanding	371	—	—	—	371
Additional paid-in capital	758,690	37,975	8,602	(44,989)	760,278
Retained earnings	574,838	781,583	(37,428)	(650,395)	668,598
Accumulated other comprehensive income (loss)	—	—	8,677	—	8,677
Total stockholders’ equity	1,333,899	819,558	(20,149)	(695,384)	1,437,924
Total liabilities and stockholders’ equity	$2,569,478	$3,289,215	$176,597	$(3,266,412)	$2,768,878

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$201,684	$11,593	$(873)	$212,404
Costs and expenses:
Operating expenses	—	129,110	19,363	(831)	147,642
Depreciation	—	91,376	7,551	—	98,927
Amortization	—	8,354	1,387	—	9,741
General and administrative expenses	218	40,931	2,423	(42)	43,530
	218	269,771	30,724	(873)	299,840
Gain on sale of assets	—	52	7	—	59
Operating loss	(218)	(68,035)	(19,124)	—	(87,377)
Other income (expense):

Interest income	—	1,974	254	—	2,228
Interest expense	(63,566)	—	—	—	(63,566)
Equity in earnings (losses) of consolidated subsidiaries	(55,339)	—	—	55,339	—
Other income (expense), net	—	3	(32)	—	(29)
	(118,905)	1,977	222	55,339	(61,367)
Income (loss) before income taxes	(119,123)	(66,058)	(18,902)	55,339	(148,744)
Income tax expense (benefit)	—	(30,263)	642	—	(29,621)
Net income (loss)	$(119,123)	$(35,795)	$(19,544)	$55,339	$(119,123)

Condensed Consolidating Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(119,123)	$(35,795)	$(19,544)	$55,339	$(119,123)
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	(12,437)	—	(12,437)
Total comprehensive income (loss)	$(119,123)	$(35,795)	$(31,981)	$55,339	$(131,560)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$180,083	$11,694	$(365)	$191,412
Costs and expenses:
Operating expenses	—	108,517	12,385	(365)	120,537
Depreciation	—	93,460	5,273	—	98,733
Amortization	—	11,968	1,200	—	13,168
General and administrative expenses	182	45,078	2,348	(11)	47,597
	182	259,023	21,206	(376)	280,035
Gain (loss) on sale of assets	—	(133)	12	—	(121)
Operating income (loss)	(182)	(79,073)	(9,500)	11	(88,744)
Other income (expense):
Gain on early extinguishment of debt	15,478	—	—	—	15,478
Interest income	—	1,320	883	—	2,203
Interest expense	(51,364)	—	—	—	(51,364)
Equity in earnings (losses) of consolidated subsidiaries	63,489	—	—	(63,489)	—
Other income (expense), net	—	1,157	(1,542)	(11)	(396)
	27,603	2,477	(659)	(63,500)	(34,079)
Income (loss) before income taxes	27,421	(76,596)	(10,159)	(63,489)	(122,823)
Income tax expense (benefit)	—	(150,735)	491	—	(150,244)
Net income (loss)	$27,421	$74,139	$(10,650)	$(63,489)	$27,421

Condensed Consolidating Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$27,421	$74,139	$(10,650)	$(63,489)	$27,421
Other comprehensive income:
Foreign currency translation gain (loss)	—	(149)	(1,419)	—	(1,568)
Total comprehensive income (loss)	$27,421	$73,990	$(12,069)	$(63,489)	$25,853

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$213,563	$8,707	$2,029	$224,299
Costs and expenses:
Operating expenses	—	114,783	14,904	1,971	131,658
Depreciation	—	88,443	4,628	—	93,071
Amortization	—	19,024	1,461	—	20,485
General and administrative expenses	184	39,479	3,637	58	43,358
	184	261,729	24,630	2,029	288,572
Gain on sale of assets	—	53	1	—	54
Operating income (loss)	(184)	(48,113)	(15,922)	—	(64,219)
Other income (expense):
Interest income	—	984	506	—	1,490
Interest expense	(48,673)	—	(2)	—	(48,675)
Equity in earnings (losses) of consolidated subsidiaries	(14,989)	—	—	14,989	—
Other income (expense), net	—	(2,272)	4,324	—	2,052
	(63,662)	(1,288)	4,828	14,989	(45,133)
Income (loss) before income taxes	(63,846)	(49,401)	(11,094)	14,989	(109,352)
Income tax expense (benefit)	—	(44,721)	(785)	—	(45,506)
Net income (loss)	$(63,846)	$(4,680)	$(10,309)	$14,989	$(63,846)

Condensed Consolidating Statements of Comprehensive Income
(In thousands)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(63,846)	$(4,680)	$(10,309)	$14,989	$(63,846)
Other comprehensive income:
Foreign currency translation gain (loss)	—	31	14,290	—	14,321
Total comprehensive income (loss)	$(63,846)	$(4,649)	$3,981	$14,989	$(49,525)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(133,808)	$91,142	$314	$—	$(42,352)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of offshore supply vessels	—	(40,868)	—	—	(40,868)
Costs incurred for OSV newbuild program #5	—	(3,696)	—	—	(3,696)
Net proceeds from sale of assets	—	79	7	—	86
Vessel capital expenditures	—	(6,050)	(1,865)	—	(7,915)
Non-vessel capital expenditures	—	(136)	5	—	(131)
Net cash used in investing activities	—	(50,671)	(1,853)	—	(52,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien term loan	133,944	—	—	—	133,944
Shares withheld for payment of employee withholding taxes	(536)	—	—	—	(536)
Net cash proceeds from other shares issued	397	—	—	—	397
Net cash provided by financing activities	133,805	—	—	—	133,805
Effects of exchange rate changes on cash	—	—	(842)	—	(842)
Net increase (decrease) in cash and cash equivalents	(3)	40,471	(2,381)	—	38,087
Cash and cash equivalents at beginning of period	4	178,746	8,099	—	186,849
Cash and cash equivalents at end of period	$1	$219,217	$5,718	$—	$224,936
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$59,469	$—	$—	$—	$59,469
Cash paid for income taxes	$—	$723	$219	$—	$942

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(6,231)	$(12,152)	$3,725	$—	$(14,658)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program #5	—	(18,496)	392	—	(18,104)
Net proceeds from sale of assets	—	33	10	—	43
Vessel capital expenditures	—	(1,173)	(514)	—	(1,687)
Non-vessel capital expenditures	—	(1,512)	(40)	—	(1,552)
Net cash used in investing activities	—	(21,148)	(152)	—	(21,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien term loans	66,640	—	—	—	66,640
Repurchase of senior notes	(5,057)	—	—	—	(5,057)
Repurchase of convertible notes	(49,631)	—	—	—	(49,631)
Deferred financing costs	(5,636)	—	—	—	(5,636)
Shares withheld for payment of employee withholding taxes	(575)	—	—	—	(575)
Net cash proceeds from other shares issued	485	—	—	—	485
Net cash provided by financing activities	6,226	—	—	—	6,226
Effects of exchange rate changes on cash	—	(150)	(296)	—	(446)
Net increase (decrease) in cash and cash equivalents	(5)	(33,450)	3,277	—	(30,178)
Cash and cash equivalents at beginning of period	9	212,196	4,822	—	217,027
Cash and cash equivalents at end of period	$4	$178,746	$8,099	$—	$186,849
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$52,194	$—	$—	$—	$52,194
Cash paid for (refunds of) income taxes	$—	$(9,793)	$751	$—	$(9,042)
SUPPLEMENTAL DISCLOUSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loan	$127,096	$—	$—	$—	$127,096

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Supplemental Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data):
The following table contains selected unaudited quarterly financial data from the consolidated statements of operations for each quarter of fiscal years 2018 and 2017. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2018(1)(2)
Revenues	$41,587	$58,431	$58,468	$53,917
Operating loss	(33,854)	(15,573)	(22,412)	(15,539)
Net loss	(38,655)	(25,088)	(31,183)	(24,195)
Earnings (loss) per common share:
Basic loss per common share	$(1.04)	$(0.67)	$(0.83)	$(0.64)
Diluted loss per common share	$(1.04)	$(0.67)	$(0.83)	$(0.64)
Fiscal Year 2017(1)(2)
Revenues	$44,079	$37,426	$53,666	$56,241
Operating loss	(26,481)	(31,318)	(16,667)	(14,277)
Net income (loss) (3)	(27,898)	(19,489)	(18,950)	93,758
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.76)	$(0.53)	$(0.51)	$2.53
Diluted earnings (loss) per common share	$(0.76)	$(0.53)	$(0.51)	$2.48

(1)	The sum of the four quarters may not equal annual results due to rounding.

(2)
Results for the fiscal years 2018 and 2017 have been significantly impacted by low oil prices, which resulted in reductions in both the Company's dayrates and utilization. In recognition of these weak market conditions, the Company elected to stack OSVs and MPSVs on various dates during fiscal 2018 and 2017. The Company had an average of 40.6 OSVs and 0.8 MPSVs stacked during the year ended December 31, 2018. The Company had an average of 42.8 OSVs and 0.8 MPSVs stacked during fiscal 2017.

(3)
The results for the three months ended December 31, 2017 were favorably impacted by U.S. federal tax reform that was enacted in December 2017. As a result of tax reform, the Company recorded a benefit of $125,225 related to the repricing of its deferred tax liabilities. Such benefits were reduced primarily by tax expense related to credits that may not be utilized prior to their expiration. Excluding these non-recurring tax items from the Company's fourth quarter results its net loss would have been $(17,281) or $(0.47) per diluted share. See Note 11 for further information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Covington, the State of Louisiana, on February 28, 2019.

HORNBECK OFFSHORE SERVICES, INC.

By:	/s/ TODD M. HORNBECK
Todd M. Hornbeck President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. HORNBECK	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
(Todd M. Hornbeck)

/S/ JAMES O. HARP, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
(James O. Harp, Jr.)

/S/ LARRY D. HORNBECK	Director	February 28, 2019
(Larry D. Hornbeck)

/S/ BRUCE W. HUNT	Director	February 28, 2019
(Bruce W. Hunt)

/S/ STEVEN W. KRABLIN	Director	February 28, 2019
(Steven W. Krablin)

/S/ PATRICIA B. MELCHER	Director	February 28, 2019
(Patricia B. Melcher)

/S/ KEVIN O. MEYERS	Director	February 28, 2019
(Kevin O. Meyers)

/S/ BERNIE W. STEWART	Director	February 28, 2019
(Bernie W. Stewart)

/S/ NICHOLAS L. SWYKA JR.	Director	February 28, 2019
(Nicholas L. Swyka, Jr.)

S - 1

Exhibit Index

Exhibit Number		Description of Exhibit
3.1	—	Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005).
3.2	—
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
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee to the indenture governing the 1.5% convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.23 to the Company’s Form 10-Q filed for the quarter ended June 30, 2018).

4.24	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee to the indenture governing the 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.24 to the Company’s Form 10-Q filed for the quarter ended June 30, 2018).

4.25	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee to the indenture governing the 5.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.25 to the Company’s Form 10-Q filed for the quarter ended June 30, 2018).

10.1	—
Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

*10.2†	—	Director & Advisory Director Compensation Policy, effective October 29, 2018.
10.3†	—	Director & Advisory Director Compensation Policy, effective January 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the period ended December 31, 2011).
10.4†	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2007).
10.5†	—
Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, dated effective May 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006).

10.6†	—
Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, dated effective May 12, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended March 31, 2008).

Exhibit Number		Description of Exhibit
10.7†	—
Second Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, dated effective June 24, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2010).

10.8†	—
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

10.11†	—
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

10.14†	—
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

10.17†	—
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

10.20†	—
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

10.23	—	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009).
10.24†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).
10.25†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number		Description of Exhibit
10.26†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).
10.27†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).
10.28†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).
10.29†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010).
10.30	—
Vessel Construction Agreement dated November 14, 2011 by and between Hornbeck Offshore Services, Inc. and VT Halter Marine, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the period ended December 31, 2011). (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.31	—
Consulting Agreement dated February 14, 2012 by and between Hornbeck Offshore Services, Inc. and Larry D. Hornbeck (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2011).

10.32	—
Amendment No. 3 to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 24, 2013).

10.33	—
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

10.34	—
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

10.35	—
Amended and Restated Indemnification Agreement effective as of May 7, 2015 by and among the Company, Hornbeck Family Ranch, LP, Larry D. Hornbeck and Joan M. Hornbeck (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.36†	—
Fourth Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.37†	—
First Amendment to the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.38	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016).
10.39	—
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

10.40	—	Form of Amended Appendix A to Employment Agreements for Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017).
10.41	—
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

10.42	—
First Lien Guaranty and Collateral Agreement dated as of June 15, 2017 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Collateral Agent, and the obligors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2017).

Exhibit Index		Description of Exhibit
10.43	—
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

10.44	—
Second Lien Term Loan Agreement dated as of February  7, 2019 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2019).

10.45	—
Second Lien Guaranty and Collateral Agreement dated as of February  7, 2019 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust National Association, as Collateral Agent, and the obligors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2019).

10.46	—
Second Lien Intercreditor Agreement dated as of February  7, 2019 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, in various capacities, and the grantors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 8, 2019).

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