Form 10-Q
period 2019-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2019-05-10
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Trading Symbol	Name of exchange on which registered	Outstanding at April 30, 2019
Common Stock, $0.01 par value	HOS	New York Stock Exchange	37,874,611

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,554	$224,936
Accounts receivable, net of allowance for doubtful accounts of $919 and $1,123, respectively	59,283	54,924
Other current assets	21,249	19,768
Total current assets	255,086	299,628
Property, plant and equipment, net	2,410,116	2,434,829
Deferred charges, net	29,173	22,525
Right of use assets	24,285	—
Other assets	4,687	7,655
Total assets	$2,723,347	$2,764,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,117	$26,826
Accrued interest	13,218	15,910
Accrued payroll and benefits	10,976	12,445
Current portion of long-term debt, net of original issue discount of $443 and $2,725 and deferred financing costs of $149 and $611, respectively	25,174	96,311
Lease liabilities	3,104	—
Other accrued liabilities	8,808	9,750
Total current liabilities	92,397	161,242
Long-term debt, including deferred net gain of $36,608 and $15,845, and net of original issue discount of $3,762 and $3,013 and deferred financing costs of $6,835 and $6,149, respectively	1,171,559	1,123,625
Deferred tax liabilities, net	160,449	169,122
Lease liabilities	24,483	—
Other liabilities	2,710	2,722
Total liabilities	1,451,598	1,456,711
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,875 and 37,701 shares issued and outstanding, respectively	379	377
Additional paid-in-capital	761,988	761,834
Retained earnings	510,983	549,475
Accumulated other comprehensive loss	(1,601)	(3,760)
Total stockholders’ equity	1,271,749	1,307,926
Total liabilities and stockholders’ equity	$2,723,347	$2,764,637

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenues:
Vessel revenues	$45,252	$33,134
Non-vessel revenues	8,784	8,453
	54,036	41,587
Costs and expenses:
Operating expenses	40,394	35,969
Depreciation	24,771	24,648
Amortization	3,611	1,992
General and administrative expenses	11,967	12,875
	80,743	75,484
Gain on sale of assets	26	43
Operating loss	(26,681)	(33,854)
Other income (expense):
Loss on early extinguishment of debt, net	(71)	—
Interest income	1,114	644
Interest expense	(19,726)	(13,945)
Other income (expense), net	(87)	9
	(18,770)	(13,292)
Loss before income taxes	(45,451)	(47,146)
Income tax benefit	(8,831)	(8,491)
Net loss	$(36,620)	$(38,655)
Loss per share:
Basic loss per common share	$(0.97)	$(1.04)
Diluted loss per common share	$(0.97)	$(1.04)
Weighted average basic shares outstanding	37,788	37,339
Weighted average diluted shares outstanding	37,788	37,339

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net loss	$(36,620)	$(38,655)
Other comprehensive income (loss):
Foreign currency translation income (loss)	287	(300)
Total comprehensive loss	$(36,333)	$(38,955)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2019	37,700	$377	$761,834	$549,475	$(3,760)	$1,307,926
Shares issued under employee benefit programs	175	2	(124)	—	—	(122)
Adoption of ASU 2018-02	—	—	—	(1,872)	1,872	—
Stock-based compensation expense	—	—	278	—	—	278
Net loss	—	—	—	(36,620)	—	(36,620)
Foreign currency translation income	—	—	—	—	287	287
Balance at March 31, 2019	37,875	$379	$761,988	$510,983	$(1,601)	$1,271,749

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2018	37,144	$371	$760,278	$668,598	$8,677	$1,437,924
Shares issued under employee benefit programs	348	4	(536)	—	—	(532)
Stock-based compensation expense	—	—	610	—	—	610
Net loss	—	—	—	(38,655)	—	(38,655)
Foreign currency translation loss	—	—	—	—	(300)	(300)
Balance at March 31, 2018	37,492	$375	$760,352	$629,943	$8,377	$1,399,047

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,620)	$(38,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,771	24,648
Amortization	3,611	1,992
Stock-based compensation expense	975	2,868
Loss on early extinguishment of debt, net	71	—
Provision for bad debts	204	223
Deferred tax benefit	(8,749)	(8,556)
Amortization of deferred financing costs	481	1,139
Gain on sale of assets	(26)	(43)
Changes in operating assets and liabilities:
Accounts receivable	(4,690)	(3,802)
Other current and long-term assets	(1,501)	2,282
Deferred drydocking charges	(9,300)	(1,970)
Accounts payable	4,476	8,919
Accrued liabilities and other liabilities	2,845	2,164
Accrued interest	(2,691)	(83)
Net cash used in operating activities	(26,143)	(8,874)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	(3)	(2,690)
Net proceeds from sale of assets	26	43
Vessel capital expenditures	(522)	(3,906)
Non-vessel capital expenditures	(71)	(7)
Net cash used in investing activities	(570)	(6,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien term loans	29,159	—
Repurchase of convertible notes	(47,310)	—
Payment of deferred financing costs	(5,524)	—
Shares withheld for payment of employee withholding taxes	—	(536)
Net cash used in financing activities	(23,675)	(536)
Effects of exchange rate changes on cash	6	(43)
Net decrease in cash and cash equivalents	(50,382)	(16,013)
Cash and cash equivalents at beginning of period	224,936	186,849
Cash and cash equivalents at end of period	$174,554	$170,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$19,507	$15,131
Cash paid for (refunds of) income taxes	$(1,338)	$449
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loans	$20,951	$—
Exchange of senior notes for second-lien term loans	$142,629	$—

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Going Concern
Since the second half of 2014, the offshore oil service sector has experienced difficult operating conditions due to the declining price of oil. This low oil price environment has caused many of the Company's customers to reduce their budgets for the worldwide exploration or production of oil. This reduced spending has negatively impacted the Company's financial results. As discussed in Note 8, the Company's 2020 senior notes and 2021 senior notes mature in April 2020 and March 2021, respectively. The maturity of the Company’s 2020 senior notes now falls within the twelve month period from the issuance of these financial statements for which the Company is required to evaluate as part of its assessment of its ability to continue as a going concern. Management of the Company continues to believe it has adequate liquidity to fund its operations up until the maturity of the 2020 senior notes. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels, coupled with the refinancing and/or further management of its funded debt obligations, the Company does not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in 2020 and 2021, respectively. Management continues to implement its on-going plan to address its maturities as they become due, including the refinancing of its 2020 senior notes and, based on continuing discussions with existing and potential lenders, management is optimistic that it will be able to successfully implement this plan. However, management recognizes that its plan depends on the actions of these third parties, including reaching an agreement with existing senior note holders and/or obtaining new sources of liquidity, and, therefore, the Company is unable at this time to conclude that such plan is reasonably certain of being achieved. Accordingly, given the uncertainty with respect to the Company’s ability to pay its 2020 senior notes in full as they become due, the Company acknowledges that substantial doubt exists regarding its ability to continue as a going concern. There can be no assurance that cash flows from operations will increase materially or that the Company will succeed in reaching agreements with its senior note holders or accessing new capital to pay the 2020 senior notes in full as they become due within the next twelve months.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

3. Recent Accounting Pronouncements

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

		January 1, 2019	The Company adopted this ASU effective January 1, 2019. See further discussion below and in footnote 12.

ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"	This standard allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from The Tax Cuts and Jobs Act.	January 1, 2019	The Company adopted ASU No. 2018-02 on January 1, 2019. This adoption had no material impact on its consolidated financial statements.

ASU No. 2018-09, "Codification Improvements"
This standard provides clarification, corrects errors in and makes minor improvements to various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018, and some amendments do not require transition guidance and are effective upon issuance of this update.

		January 1, 2019	The Company adopted ASU No. 2019-09 on January 1, 2019. This adoption had no material impact on its consolidated financial statements.

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

		January 1, 2019	The Company adopted ASU No. 2018-11 on January 1, 2019. See further discussion below.

Standards that have not been adopted
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"	This standard requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 requires modified retrospective application. Early adoption is permitted.	January 1, 2020	The Company believes that the implementation of this new guidance will not have a material impact on its consolidated financial statements.

ASC 842, Leases

Lessee Accounting

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use, or ROU, asset and a lease obligation for all leases. This ASU became effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company adopted the standard using a modified retrospective approach with the effective date of the standard as the date of initial application.

The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs. For leases with a term of twelve months or less, the Company has made a policy election in which the ROU asset and lease liability will not be recognized on its balance sheet.

As a result of the Company's adoption of this new standard, it recorded ROU assets of $24.7 million and lease liabilities of $27.7 million. The adoption of the standard did not have an impact on the Company's equity and will not have a material impact on the Company's results of operations and cash flows.

Lessor Accounting

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
After review of its revenue streams, the Company has concluded that the non-lease component of its revenue is predominant, and that both of the criteria above are met. Therefore, the Company has adopted the new transition options and will combine lease and non-lease revenues. The Company will recognize revenue based on the non-lease component under ASC 606, as it has concluded that the non-lease component is the predominant component. The adoption of ASU 2018-11 on January 1, 2019 did not change the timing or amounts of revenues recognized by the Company.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Revenues from Contracts with Customers

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. Accordingly, the Company did not make an adjustment to the opening balance of retained earnings in order to account for the implementation of the new requirements of this standard, and it did not restate prior period information for the effects of the new standard.

The services that are provided by the Company represent a single performance obligation under our contracts that are satisfied at a point in time or over time. Revenues are earned primarily by (1) chartering the Company's vessels, including the operation of such vessels, (2) providing vessel management services to third party vessel owners, and (3) providing shore-based port facility services, including rental of land. The services generating these revenue streams are provided to customers based upon contracts that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The Company's vessel revenues, vessel management revenues and port facility revenues are recognized either at a point in time or over the passage of time when the customer has received or is receiving the benefit from the applicable service. Revenues are recognized when the performance obligations are satisfied in accordance with contractual terms and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the services rendered or rentals provided. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Invoices are typically billed to our customers on a monthly basis and payment terms on customer invoices typically range 30 to 60 days.
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
As of March 31, 2019, the Company has certain remaining performance obligations representing contracted vessel revenues for which work has not been performed and such contracts have an original expected duration of more than one year. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for such contracts was $5.6 million, all of which is expected to be recognized in 2019. The Company has elected to apply the optional exemption for the disclosure of the remaining performance obligations for any of its revenue streams that are expected to have a duration of one year or less and, therefore, such amounts have not been disclosed.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

For the three months ended March 31, 2019 and 2018, the Company recognized revenues as follows (in thousands):

	Three months ended March 31,
	2019	2018
Vessel revenues	$45,252	$33,134
Vessel management revenues	8,475	7,759
Shore-based facility revenues	309	694
	$54,036	$41,587
5. Loss per share
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
The table below reconciles the Company’s loss per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(36,620)	$(38,655)
Weighted average number of shares of common stock outstanding	37,788	37,339
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—
Weighted average number of dilutive shares of common stock outstanding	37,788	37,339
Loss per common share:
Basic loss per common share	$(0.97)	$(1.04)
Diluted loss per common share	$(0.97)	$(1.04)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 404 shares of common stock for the three months ended March 31, 2019 and 750 shares of common stock for the three months ended March 31, 2018, respectively.

(2)
For the three months ended March 31, 2019 and 2018, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

(3)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 9 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

6. Property, Plant and Equipment

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purpose of calculating the undiscounted cash flows, the Company grouped its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. After reviewing the results of this calculation, the Company determined that each of its asset groups had sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such groups. While the Company has not observed any new impairment indicators since 2016, the Company has reviewed and updated, as necessary, the assumptions used in determining its undiscounted cash flow projections for each asset group to reflect current market conditions. After reviewing the results of these updated projections, the Company determined that each of its asset groups continue to have sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group.
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
8. Long-Term Debt
As of the dates indicated, the Company had the following outstanding long-term debt (in thousands):

	March 31, 2019	December 31, 2018
5.875% senior notes due 2020, net of deferred financing costs of $937 and $1,162	$223,376	$365,780
5.000% senior notes due 2021, net of deferred financing costs of $1,930 and $2,173	448,070	447,827
1.500% convertible senior notes due 2019, net of original issue discount of $443 and $2,725 and deferred financing costs of $149 and $611	25,174	96,311
First-lien term loans due 2023, including deferred gain of $15,628 and $15,845, and net of original issue discount of $3,762 and $3,013, and deferred financing costs of $3,968 and $2,814	357,898	310,018
Second-lien term loans due 2025, including deferred gain of $20,980	142,215	—
	1,196,733	1,219,936
Less current maturities	(25,174)	(96,311)
	$1,171,559	$1,123,625

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$6,589	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	193	Final payment on September 1, 2019
First-lien term loans due 2023	2,800	Variable (1)
Second-lien term loans due 2025	2,879	January 31, April 30, July 31, and October 31

(1)
The interest rate on the first-lien term loans is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on March 31, 2019. Please see further discussion of the variable interest rate below.

First-Lien Term Loans
On June 15, 2017, the Company entered into the First Lien Term Loan Agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the First Lien Term Loan Agreement), by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, or HOS, as Co-Borrower, certain holders of the Company’s then outstanding notes, or the First-Lien Initial Lenders, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent for the lenders that initially provided for $300 million of first-lien delayed-draw term loans, or the first-lien term loans. On March 1, 2019, the Company entered into Incremental First Lien Term Loan Joinder Agreements with such parties, including certain existing as well as additional lenders, to borrow an additional $50.0 million of first-lien term loans, or the incremental first-lien term loans, under the First Lien Term Loan Agreement, including approximately $30.1 million in cash of new financing. On March 1, 2019, the Company exchanged approximately $21.0 million in face value of its 2019 convertible senior notes in a privately negotiated debt-for-debt exchange for the remaining approximately $19.9 million of incremental first-lien term loans. In accordance with applicable accounting guidance, this debt-for-debt exchange was accounted for as a debt modification. As a result, the Company recorded a loss on early extinguishment of debt of $1.3 million ($1.1 million or $0.03 per diluted share after-tax) due to deal costs associated with the exchange. The incremental first-lien term loans have the same terms applicable to the first-lien term loans originally issued under the existing First Lien Term Loan Agreement.
The Company can use the amounts under the first-lien term loans for working capital and general corporate purposes, including acquisitions and/or the refinancing of existing debt, subject to, among other things, compliance with certain covenants requiring the Company to maintain access to liquidity (cash and credit availability) of $25.0 million at all times. The minimum liquidity level required for prepayment of the Company’s existing indebtedness and/or certain other restricted payments is $65.0 million.
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
Second-Lien Term Loans
During the three months ended March 31, 2019, the Company completed two private offers and exchanged an aggregate of $142.6 million in face value of its 2020 senior notes for $121.2 million of second-lien term loans due 2025, or second-lien term loans, of the Company and the Co-Borrower. In accordance with

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

applicable accounting guidance, this debt-for-debt exchange was accounted for as a debt modification. As a result, the Company recorded a loss on early extinguishment of debt of $2.4 million ($1.9 million or $0.05 per diluted share after-tax) due to deal costs associated with the exchange. As contemplated by and provided for under the agreement governing the first-lien term loans, the second-lien term loans were made pursuant to a Second Lien Term Loan Agreement entered into by the Company, the Co-Borrower, the lenders party thereto and the Administrative Agent and Collateral Agent. The second-lien term loans have a maturity date of February 7, 2025 and bear interest at a fixed rate per annum of 9.50%. The second-lien term loans are guaranteed by certain of the Company’s present domestic subsidiaries and will be guaranteed by certain of the Company's future domestic subsidiaries and are secured on a second-lien basis, subject to certain permitted liens, by a second-priority interest in the same collateral securing the Company’s first-lien term loans.
Convertible Note Repurchases
During the three months ended March 31, 2019, the Company completed a series of private transactions for the repurchase of $52.9 million in face value of its outstanding 2019 convertible senior notes for an aggregate total of $47.6 million of cash. The Company recorded a gain on early extinguishment of debt of $3.6 million ($2.9 million or $0.08 per diluted share after-tax), which was comprised of a $5.6 million gain on the repurchase, offset in part by the write-off of $2.0 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
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
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, 2019 convertible senior notes, the first-lien term loans, and the second-lien term loans by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy. As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	March 31, 2019			December 31, 2018
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$224,313	$223,376	$141,878	$366,942	$365,780	$191,727
5.000% senior notes due 2021	450,000	448,070	251,438	450,000	447,827	220,500
1.500% convertible senior notes due 2019	25,766	25,174	22,803	99,647	96,311	88,125
First-lien term loans due 2023 (1)	350,000	357,898	350,455	300,000	310,018	295,875
Second-lien term loans due 2025 (2)	121,235	142,215	96,685	—	—	—
	$1,171,314	$1,196,733	$863,259	$1,216,589	$1,219,936	$796,227

(1)	The carrying value of the first-lien term loans due 2023 includes a deferred gain of $15,628 less original issue discount and deferred financing costs of $7,730.

(2)	The carrying value of the second-lien term loans due 2025 includes a deferred gain of $20,980.
Capitalized Interest
During the first quarter of 2018, the Company notified the shipyard that it was terminating the construction contracts for two vessels in the Company's fifth OSV newbuild program. The Company did not capitalize any of its interest costs during the three months ended March 31, 2019. Upon recommencement of construction of such vessels, the Company intends to resume capitalization of interest costs related thereto. During the three

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2018, the Company capitalized approximately $2.3 million of interest costs related to the construction of vessels.
9. Incentive Compensation
Stock-Based Incentive Compensation Plan
The Company’s stock-based incentive compensation plan covers a maximum of 4.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As of March 31, 2019, the Company has granted awards covering 4.61 million shares of common stock under such plan.
Restricted Stock
During the three months ended March 31, 2019, the Company granted 2.4 million time-based phantom restricted stock units. The compensation expense related to time-based phantom restricted stock units are amortized over a vesting period of up to three years and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. All phantom restricted stock units are re-measured quarterly and classified as a liability, due to the currently intended settlement of these awards in cash. In addition to the phantom restricted stock units granted in 2019, the Company granted performance-based and time-based restricted stock units and phantom restricted stock units in prior years. During the three months ended March 31, 2019, the Company issued 173,997 shares of common stock due to vestings of restricted stock units.
Stock Appreciation Rights
During the three months ended March 31, 2019, the Company granted 1.6 million stock appreciation rights, or SARs. The SARs vest and become exercisable in three equal annual installments on each of the 1st, 2nd and 3rd anniversaries of the grant date and have a ten-year life. The SARs represent the right to receive, upon exercise, a number of shares of Company common stock, cash, or a combination thereof, at the election of the Company, equal to the product of the aggregate number of shares of Company common stock with respect to which the SAR is exercised and the excess of the fair market value of a share of Company common stock as of the date of exercise over the grant price of $1.38.
In accordance with ASC 718, the fair value of each SAR granted is estimated on the date granted using the Black-Scholes option-pricing model. As of the grant date, the Company does not have shares available to settle these SARs in shares and, therefore, they are accounted for as liability awards and are re-measured quarterly and classified as a liability. As of March 31, 2019, the fair value for SARs granted during the three months ended March 31, 2019 was $0.97 per share granted.
The following weighted average assumptions were used to value SARs:

	Three Months Ended March 31,
	2018
Expected volatility	96.4%
Expected life	6.0	years
Risk-free interest rate	2.4%
Expected dividend yield	—%
The risk-free interest rate used to value SARs is based on the U.S. Treasury yield curve in effect at the time of grant with maturity dates that coincide with the expected life of the SARs. Since this is the first time the Company has issued SARS, it used the simplified method under GAAP to determine the expected life. The

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company's assumption for volatility is based on its historical volatility calculated on the grant date of an award for a period of time that coincides with the expected life of the options.
The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2019	2018
Loss before income taxes	$975	$2,868
Net loss	$786	$2,351
Earnings per common share:
Basic earnings per common share	$0.02	$0.06
Diluted earnings per common share	$0.02	$0.06
10. Commitments and Contingencies
Vessel Construction
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company has worked with the performance bond surety and will select and contract with a shipyard that can finish construction and deliver such vessels. On October 2, 2018, the original shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana. The Company has responded to the suit and has alleged counter-claims. The Company intends to vigorously defend the shipyard’s claims and considers them to be without merit. The surety has authorized the Company to select a completion yard and, subject to the terms of the applicable performance bonds and subject to a reservation of rights, the surety will fund the cost to complete the vessels in excess of their contract price of up to the full amount of the performance bond.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $22.7 million and $38.2 million are currently expected to be incurred in the remainder of 2019 and fiscal 2020, respectively. As of the date of termination, these two remaining vessels, both of which are 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, these vessels are now projected to be delivered in the second and third quarters of 2020, respectively. However, the timing of the remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through March 31, 2019, the Company had incurred $1,274.1 million, or 95.4%, of total expected project costs.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.
11. Income Taxes
The effective tax benefit rate for the three months ended March 31, 2019 and 2018 was 19.4% and 18.0%, respectively. The Company's effective tax rate differs from the federal statutory rate due to the establishment of valuation allowances in 2019 and 2018 for state net operating loss and foreign tax credit carryforwards based upon management's conclusion that it is more likely than not such losses and credits will not be realized by their expiration dates. The Company's income tax benefit for the three months ended March 31, 2019 was higher than the benefit rate from the three months ended March 31, 2018 due to higher tax expense related to valuation allowances and long-term incentive compensation in the prior year quarter.
During the three months ended March 31, 2019, the Company adopted ASU 2018-02 and has elected to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act from accumulated comprehensive income to retained earnings. As a result, a reduction in retained earnings and an increase in accumulated other comprehensive income of $1.9 million was recorded in the quarter ended March 31, 2019.
12. Leases
The Company determines if an agreement is a lease or contains a lease at inception. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. ROU assets and the corresponding lease liabilities are recorded at the commencement date based on the present value of lease payments over the expected lease term. The Company uses its incremental borrowing rate, which would be the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment, to calculate the present value of lease payments.
The Company is obligated under certain operating leases for shore-based facilities, office space and temporary housing. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably likely that it will exercise the option. Some leases may require variable lease payments such as real estate taxes and maintenance expenses. These costs are expensed in the period in which they are incurred. None of the Company's leases contain any residual value guarantees. The Company recorded $1.1 million of expense related to leases in general and administrative and operating expenses during the three months ended March 31, 2019. The expense recorded for short-term leases was immaterial.
During the three months ended March 31, 2019, the Company recorded operating cash outflows from operating leases of $0.8 million.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Annual maturities of operating lease liabilities under non-cancelable leases with terms in excess of one year, as of March 31, 2019, are as follows (in thousands):

Three Months Ended March 31, 2019
Remainder of 2019	$2,294
2020	3,114
2021	3,017
2022	3,065
2023	3,122
Thereafter	43,873
Total lease payments	58,485
Less: imputed interest	30,898
Total operating lease liabilities	$27,587

Weighted-average remaining lease term	17.8
Weighted-average discount rate	9.0%

13. Condensed Consolidating Financial Statements of Guarantors
The following tables present the condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018, respectively, for the domestic subsidiaries of the Company that serve as guarantors of the Company's first-lien term loans, second-lien term loans, 2019 convertible senior notes, 2020 senior notes, 2021 senior notes and the financial results for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries of the first-lien term loans, second-lien term loans, 2019 convertible senior notes, 2020 senior notes, 2021 senior notes are 100% owned by the Company and the guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries of such notes include all of the Company's foreign subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$166,404	$8,141	$—	$174,554
Accounts receivable, net of allowance for doubtful accounts of $919	—	40,039	19,272	(28)	59,283
Other current assets	65	18,584	2,600	—	21,249
Total current assets	74	225,027	30,013	(28)	255,086
Property, plant and equipment, net	—	2,069,820	340,296	—	2,410,116
Deferred charges, net	—	25,404	3,769	—	29,173
Intercompany receivable	1,894,953	1,042,857	511,453	(3,449,263)	—
Investment in subsidiaries	660,838	—	—	(660,838)	—
Right of use assets	—	23,932	353	—	24,285
Other assets	—	4,147	540	—	4,687
Total assets	$2,555,865	$3,391,187	$886,424	$(4,110,129)	$2,723,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180	$28,628	$2,309	$—	$31,117
Accrued interest	13,218	—	—	—	13,218
Accrued payroll and benefits	—	9,465	1,511	—	10,976
Current portion of long-term debt, net of original issue discount of $443 and deferred financing costs of $149	25,174	—	—	—	25,174
Lease liabilities	—	2,860	244	—	3,104
Other liabilities	—	5,431	3,405	(28)	8,808
Total current liabilities	38,572	46,384	7,469	(28)	92,397
Long-term debt, including deferred net gain of $36,608, and net of original issue discount of $3,762 and deferred financing costs of $6,835	1,171,559	—	—	—	1,171,559
Deferred tax liabilities, net	—	159,006	1,443	—	160,449
Intercompany payables	73,985	2,443,193	932,085	(3,449,263)	—
Lease liabilities	—	24,374	109	—	24,483
Other liabilities	—	2,710	—	—	2,710
Total liabilities	1,284,116	2,675,667	941,106	(3,449,291)	1,451,598
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,875 shares issued and outstanding	379	—	—	—	379
Additional paid-in capital	761,988	37,979	8,602	(46,581)	761,988
Retained earnings	510,983	677,541	(63,284)	(614,257)	510,983
Accumulated other comprehensive loss	(1,601)	—	—	—	(1,601)
Total stockholders’ equity	1,271,749	715,520	(54,682)	(660,838)	1,271,749
Total liabilities and stockholders’ equity	$2,555,865	$3,391,187	$886,424	$(4,110,129)	$2,723,347

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
(In thousands, except per share data)

	As of December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$219,217	$5,718	$—	$224,936
Accounts receivable, net of allowance for doubtful accounts of $1,123	—	42,136	12,788	—	54,924
Other current assets	30	18,740	998	—	19,768
Total current assets	31	280,093	19,504	—	299,628
Property, plant and equipment, net	—	2,193,797	241,032	—	2,434,829
Deferred charges, net	—	19,721	2,804	—	22,525
Intercompany receivable	1,920,557	914,060	483,128	(3,317,745)	—
Investment in subsidiaries	699,325	—	—	(699,325)	—
Other assets	—	7,118	537	—	7,655
Total assets	$2,619,913	$3,414,789	$747,005	$(4,017,070)	$2,764,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$25,345	$1,481	$—	$26,826
Accrued interest	15,910	—	—	—	15,910
Accrued payroll and benefits	—	11,520	925	—	12,445
Deferred revenue	—	—	—	—	—
Current portion of long-term debt, net of original issue discount of $2,725 and deferred financing costs of $611	96,311	—	—	—	96,311
Other accrued liabilities	—	7,491	2,259	—	9,750
Total current liabilities	112,221	44,356	4,665	—	161,242
Long-term debt, including deferred net gain of $15,845, and net of original issue discount of $3,013 and deferred financing costs of $6,149	1,123,625	—	—	—	1,123,625
Deferred tax liabilities, net	—	167,756	1,366	—	169,122
Intercompany payables	76,141	2,452,258	789,342	(3,317,741)	—
Other liabilities	—	2,720	2	—	2,722
Total liabilities	1,311,987	2,667,090	795,375	(3,317,741)	1,456,711
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,701 shares issued and outstanding	377	—	—	—	377
Additional paid-in capital	761,834	37,978	8,602	(46,580)	761,834
Retained earnings	549,475	709,721	(56,972)	(652,749)	549,475
Accumulated other comprehensive loss	(3,760)	—	—	—	(3,760)
Total stockholders’ equity	1,307,926	747,699	(48,370)	(699,329)	1,307,926
Total liabilities and stockholders’ equity	$2,619,913	$3,414,789	$747,005	$(4,017,070)	$2,764,637

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$46,256	$8,289	$(509)	$54,036
Costs and expenses:
Operating expenses	—	31,546	9,333	(485)	40,394
Depreciation	—	21,055	3,716	—	24,771
Amortization	—	2,726	885	—	3,611
General and administrative expenses	40	11,078	873	(24)	11,967
	40	66,405	14,807	(509)	80,743
Gain on sale of assets	—	26	—	—	26
Operating loss	(40)	(20,123)	(6,518)	—	(26,681)
Other income (expense):
Loss on early extinguishment of debt, net	(71)	—	—	—	(71)
Interest income	—	1,037	77	—	1,114
Interest expense	(19,726)	—	—	—	(19,726)
Equity in earnings (losses) of consolidated subsidiaries	(16,783)	—	—	16,783	—
Other income (expense), net	—	362	(449)	—	(87)
	(36,580)	1,399	(372)	16,783	(18,770)
Loss before income taxes	(36,620)	(18,724)	(6,890)	16,783	(45,451)
Income tax benefit	—	(8,723)	(108)	—	(8,831)
Net loss	$(36,620)	$(10,001)	$(6,782)	$16,783	$(36,620)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(36,620)	$(10,001)	$(6,782)	$16,783	$(36,620)
Other comprehensive income:
Foreign currency translation gain	287	—	—	—	287
Total comprehensive income (loss)	$(36,333)	$(10,001)	$(6,782)	$16,783	$(36,333)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Revenues	$—	$40,315	$1,329	$(57)	$41,587
Costs and expenses:
Operating expenses	—	33,985	2,038	(54)	35,969
Depreciation	—	23,306	1,342	—	24,648
Amortization	—	1,799	193	—	1,992
General and administrative expenses	56	12,369	453	(3)	12,875
	56	71,459	4,026	(57)	75,484
Gain on sale of assets	—	43	—	—	43
Operating loss	(56)	(31,101)	(2,697)	—	(33,854)
Other income (expense):
Interest income	—	569	75	—	644
Interest expense	(13,945)	—	—	—	(13,945)
Equity in earnings (losses) of consolidated subsidiaries	(24,654)	—	—	24,654	—
Other income (expense), net	—	2,016	(2,007)	—	9
	(38,599)	2,585	(1,932)	24,654	(13,292)
Income (loss) before income taxes	(38,655)	(28,516)	(4,629)	24,654	(47,146)
Income tax benefit	—	(8,299)	(192)	—	(8,491)
Net income (loss)	$(38,655)	$(20,217)	$(4,437)	$24,654	$(38,655)

Condensed Consolidating Statement of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
Net income (loss)	$(38,655)	$(20,217)	$(4,437)	$24,654	$(38,655)
Other comprehensive income:
Foreign currency translation loss	(300)	—	—	—	(300)
Total comprehensive income (loss)	$(38,955)	$(20,217)	$(4,437)	$24,654	$(38,955)

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$23,683	$(52,865)	$3,039	$—	$(26,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for acquisition of offshore supply vessels	—	—	—	—	—
Costs incurred for OSV newbuild program	—	(3)	—	—	(3)
Net proceeds from sale of assets	—	26	—	—	26
Vessel capital expenditures	—	114	(636)	—	(522)
Non-vessel capital expenditures	—	(85)	14	—	(71)
Net cash provided by (used in) investing activities	—	52	(622)	—	(570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien term loans	29,159	—	—	—	29,159
Repurchase of convertible notes	(47,310)	—	—	—	(47,310)
Deferred financing costs	(5,524)	—	—	—	(5,524)
Net cash used in financing activities	(23,675)	—	—	—	(23,675)
Effects of exchange rate changes on cash	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	8	(52,813)	2,423	—	(50,382)
Cash and cash equivalents at beginning of period	1	219,217	5,718	—	224,936
Cash and cash equivalents at end of period	$9	$166,404	$8,141	$—	$174,554
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$19,507	$—	$—	$—	$19,507
Cash paid for (refunds of) income taxes	$—	$(1,476)	$138	$—	$(1,338)
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loans	$20,951	$—	$—	$—	$20,951
Exchange of senior notes for second-lien term loans	$142,629	$—	$—	$—	$142,629

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$553	$(9,055)	$(372)	$—	$(8,874)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	—	(2,690)	—	—	(2,690)
Net proceeds from sale of assets	—	43	—	—	43
Vessel capital expenditures	—	(2,852)	(1,054)	—	(3,906)
Non-vessel capital expenditures	—	(23)	16	—	(7)
Net cash used in investing activities	—	(5,522)	(1,038)	—	(6,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld for payment of employee withholding taxes	(536)	—	—	—	(536)
Net cash used in financing activities	(536)	—	—	—	(536)
Effects of exchange rate changes on cash	—	—	(43)	—	(43)
Net increase (decrease) in cash and cash equivalents	17	(14,577)	(1,453)	—	(16,013)
Cash and cash equivalents at beginning of period	4	178,746	8,099	—	186,849
Cash and cash equivalents at end of period	$21	$164,169	$6,646	$—	$170,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$15,131	$—	$—	$—	$15,131
Cash paid for income taxes	$—	$278	$171	$—	$449

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2018. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q.
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
General

During the first quarter of 2019, WTI and Brent oil prices steadily increased from $50 to $60 per barrel to $60 to $70 per barrel. Despite this rebound, crude prices still remain below the average prices between 2005 and late 2014. The sustained decrease in oil prices caused major, international and independent oil companies with deepwater operations to significantly reduce their offshore capital spending budgets for the worldwide exploration or production of oil since 2015. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
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
Against this backdrop, the primary challenge confronting us, has been, and continues to be the ability to repay amounts maturing in 2020 and 2021 under the Company’s 2020 senior notes and its 2021 senior notes. In June 2017, we issued first-lien term loans that provided us with liquidity and financial flexibility to engage in liability management transactions involving this indebtedness. That transaction enabled us to reduce the outstanding amount due under our 2019 convertible senior notes to approximately $100 million from $300 million. During the first quarter of 2019, we further reduced the outstanding amount due under our 2019 convertible senior notes to approximately $26 million from $100 million through a series of open market repurchases totaling $53 million and a $21 million exchange for $20 million of first-lien term loans. We also availed ourselves of the flexibility under the indentures governing our 2020 senior notes and 2021 senior notes and the agreement governing our first-lien term loans to conduct an exchange of approximately $143 million of our 2020 senior notes for $121 million of second-lien term loans due in 2025. We have sufficient liquidity to satisfy the outstanding amount due under the 2019 convertible senior notes in September 2019. By having reduced the face amount of outstanding 2020 senior notes to $224 million, we have taken a significant step towards being able to address that maturity in April 2020. Additional measures are being explored utilizing other flexibility under the indentures governing our 2020 senior notes and 2021 senior notes and under the agreements governing our first-lien term loans and second-lien term loans in order to further advance the Company’s efforts to satisfy the remaining 2020 senior notes. We believe that once we have fully addressed the 2020 maturity, improved market conditions expected to take hold during 2019 and 2020 will be a significant factor in addressing the $450 million of senior notes maturing in March 2021.
While we are in the fifth year of a downturn in offshore exploration, development and production activities that has adversely affected demand for our vessels, we are observing a marked shift in sentiment that underscores our view that a market recovery should begin to take hold this year. Our thinking has evolved to a more regional mindset when we think about vessel demand. While we have historically thought about the U.S. GoM in isolation from other nearby markets, with the recent advent of Mexico and Guyana as emerging deepwater markets in their own right, the reality is that we now see rigs being mobilized and fluidly working across an area that is generally comprised of the U.S. GoM, the Mexican GoM, the Caribbean Sea, and the northern slope of South America, but excluding Brazil, or the Greater GoM Operating Region. Leading indicators that we have observed include larger offshore capital budget announcements by our customers, a growth in the number of final investment decisions, or FIDs, made public by our customers for offshore projects, recently announced deepwater discoveries, a growing contract backlog announced by several drilling contractors and increased customer inquiries for our services, principally in the Greater GoM Operating Region. Assuming no significant change in the anticipated supply of high-spec U.S.-flagged OSVs, market conditions may show improvement in the second half of 2019 across the Greater GoM Operating Region. In the U.S. GoM, two high-spec OSVs have been delivered into the domestic market so far this year. We expect an additional three high-spec OSVs to be delivered into domestic service through 2019. We do not anticipate significant growth in the supply of high-spec U.S.-flagged OSVs beyond the currently anticipated level of 185 of such vessels by the end of 2019.
In late April 2019, there were 24 floating rigs working in the Greater GoM Operating Region. Based on discussions with customers and public announcements, we predicted that in 2019 an incremental ten to twelve floating rigs would commence charters in the Greater GoM Operating Region. We have confirmed that ten of these incremental units have commenced work or will commence work in the Greater GoM Operating Region this year, mostly in the first half of the year and we now see an additional five to six incremental floaters that will work in the Greater GoM Operating Region this year. In the aggregate, there should be approximately 15 to 16 incremental floaters working in/or available to work in the region this year. While we do not expect that all of these units will work at the same time or that all units currently working will continue to work; overall we view these developments as favorable for market conditions going forward. We believe that these improved regional demand drivers will create increased opportunities for our fleet of ultra high-spec OSVs. Once the current supply and demand fundamentals return to more normal conditions, our results from operations should improve.
Unlike our OSVs, whose utilization are tied principally to drilling activities, demand for our MPSVs is also driven by other offshore activities. These vessels are used for a wide variety of oilfield applications that are not necessarily related to drilling. Because of the need to continuously inspect, repair and maintain offshore infrastructure, our MPSVs have, at times, partially counter-acted weakness in overall drilling activities. However, we have not yet seen a significant pick up in the expansion of offshore infrastructure, such as field development that more meaningfully drives MPSV utilization. Consequently, utilization of our MPSVs has been volatile. We expect to continue experiencing seasonal fluctuations, with peak activity occurring in late spring through early fall followed by softer demand during the winter months of each year.

Since October 1, 2014, we stacked OSVs and MPSVs on various dates. As of March 31, 2019, as well as May 1, 2019, we had 36 OSVs and two MPSV stacked and such stacked vessels represent 51% of our fleetwide vessel headcount, and 37% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
In order to support customer requirements in Mexico, and based on our long-term view that Mexico will continue to invest directly or allow foreign investment in its offshore energy sector, and increasingly in deepwater prospects, we elected to Mexican flag four HOSMAX 300 class OSVs, one 280 class OSV and two 240 class OSVs during 2018. In the first quarter of 2019, we continued the increase of our Mexican flagged fleet by Mexican flagging one MPSV.
At present, our Mexican flag fleet is comprised of seven high-spec OSVs, five low-spec OSVs and one MPSV, which is the second largest concentration of vessels we have committed to a single market. Mexico has undergone significant transformation as a market for offshore energy over the last several years. The monopoly held by Pemex over all national E&P activities has been eliminated opening the way for greater participation by independent oil companies, or IOCs, in the Mexican offshore energy sector. Several offshore drilling programs have been completed and several more are underway and planned involving IOCs, Pemex and joint-ventures between Pemex and IOCs. While the recent presidential election creates some uncertainty over how Mexico will proceed in the development of its offshore energy sector, the successes achieved over the past several years since reforms were initiated are evidence that the reforms have brought significant benefits to Mexico. Accordingly, while we expect Mexico to continue to refine energy policies that are appropriate to its national objectives, we do not expect significant changes that alter its bright future for offshore energy.
In Brazil, we presently own and operate one Brazilian-flagged high-spec OSV. We have flexibility under Brazilian law to import and flag into Brazilian registry an additional vessel of similar DWT. We also own and operate on Vanuatu-flagged MPSV currently working in Brazil as a flotel. Brazil is the single largest deepwater market in the world. Recent measures to expand the role of IOCs in its “pre-salt” prospects are taking hold and we believe Brazilian activity in the offshore energy space will be a significant contributor to the overall recovery in global offshore E&P activities that we anticipate beginning to take hold in 2019.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for 16 foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of March 31, 2019, our 30 active new generation OSVs, six active MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM	19
Other U.S. coastlines (1)	8
27
Foreign
Trinidad	3
Brazil	2
Mexico	8
13
Total Vessels (2)	40

(1)	Includes four owned vessels and four managed vessels supporting the military.

(2)	Excluded from this table are 36 new generation OSVs and two MPSVs that were stacked as of March 31, 2019.

Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies and estimates are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our owned new generation OSVs and the average number and size of vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, our shore-based port facility and vessel management services, including the four non-owned vessels managed for the U.S. Navy. The Company does not provide average or effective dayrates for its MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs can have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our six active MPSVs.

	Three Months Ended March 31,
	2019	2018
Offshore Supply Vessels:
Average number of new generation OSVs (1)	66.0	62.0
Average number of active new generation OSVs (2)	29.7	18.0
Average new generation OSV fleet capacity (DWT)	238,845	220,072
Average new generation OSV capacity (DWT)	3,619	3,550
Average new generation OSV utilization rate (3)	32.5%	20.7%
Effective new generation OSV utilization rate (4)	72.1%	71.3%
Average new generation OSV dayrate (5)	$18,156	$17,985
Effective dayrate (6)	$5,901	$3,723

(1)	We owned 66 new generation OSVs as of March 31, 2019. Excluded from this data are eight MPSVs owned and operated by the Company as well as four non-owned vessels managed for the U.S. Navy.

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

The following table provides the detailed components of EBITDA as we define that term for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Components of EBITDA:
Net loss	$(36,620)	$(38,655)
Interest, net
Debt obligations	19,726	13,945
Interest income	(1,114)	(644)
Total interest, net	18,612	13,301
Income tax benefit	(8,831)	(8,491)
Depreciation	24,771	24,648
Amortization	3,611	1,992
EBITDA	$1,543	$(7,205)
The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
EBITDA Reconciliation to GAAP:
EBITDA	$1,543	$(7,205)
Cash paid for deferred drydocking charges	(9,300)	(1,970)
Cash paid for interest	(19,507)	(15,131)
Cash (paid for) refunds of taxes	1,338	(449)
Changes in working capital	(1,443)	12,833
Stock-based compensation expense	975	2,868
Loss on early extinguishment of debt, net	71	—
Gain on sale of assets	(26)	(43)
Changes in other, net	206	223
Net cash flows provided by (used in) operating activities	$(26,143)	$(8,874)
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
The following table provides certain detailed adjustments to EBITDA, as we define that term, for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Loss on early extinguishment of debt, net	$71	$—
Stock-based compensation expense	975	2,868
Interest income	1,114	644

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

Summarized financial information for the three months ended March 31, 2019 and 2018, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$27,128	$25,224	$1,904	7.5%
Foreign	18,124	7,910	10,214	>100.0%
	45,252	33,134	12,118	36.6%
Non-vessel revenues	8,784	8,453	331	3.9%
	54,036	41,587	12,449	29.9%
Operating expenses	40,394	35,969	4,425	12.3%
Depreciation and amortization	28,382	26,640	1,742	6.5%
General and administrative expenses	11,967	12,875	(908)	(7.1)%
	80,743	75,484	5,259	7.0%
Gain on sale of assets	26	43	(17)	(39.5)%
Operating loss	(26,681)	(33,854)	7,173	(21.2)%
Loss on early extinguishment of debt, net	(71)	—	(71)	100.0%
Interest expense	19,726	13,945	5,781	41.5%
Interest income	1,114	644	470	73.0%
Income tax benefit	(8,831)	(8,491)	(340)	4.0%
Net loss	$(36,620)	$(38,655)	$2,035	(5.3)%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues. Revenues for the three months ended March 31, 2019 increased by $12.4 million, or 29.9%, to $54.0 million compared to the same period in 2018. Our weighted-average active operating fleet for the three months ended March 31, 2019 and 2018 was 35.5 and 26.0 vessels, respectively.
Vessel revenues increased $12.1 million, or 36.6%, to $45.3 million for the three months ended March 31, 2019 compared to $33.1 million for the same period in 2018. The increase in vessel revenues primarily resulted from improved market conditions for our OSVs and the addition of four OSVs to our operating fleet during the second quarter of 2018. Revenues from our MPSV fleet decreased $2.4 million, or 20.9%, for the three months ended March 31, 2019 compared to the prior-year period. For the three months ended March 31, 2019, we had an average of 38.5 vessels stacked compared to an average of 44.0 vessels stacked in the prior-year period. Average new generation OSV dayrates were $18,156 for the first three months of 2019 compared to $17,985 for the same period in 2018, an increase of $171, or 1.0%. Our new generation OSV utilization was 32.5% for the first three months of 2019 compared to 20.7% for the same period in 2018. Our new generation OSVs incurred 116 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 3,263 days during the first three months of 2019. Excluding stacked vessel days, our new generation OSV effective utilization was 72.1% and 71.3% during the three months ended March 31, 2019 and 2018, respectively. Domestic vessel revenues increased $1.9 million from the year-ago period primarily due to increased utilization of our OSVs during the three months ended March 31, 2019. Foreign vessel revenues increased $10.2 million. The increase in foreign revenue is attributable to an average of 7.1 additional vessels working in foreign locations during the current year quarter. Foreign vessel revenues for the first three months of 2019 comprised 40.1% of our total vessel revenues compared to 23.9% for the year-ago period.

Non-vessel revenues increased $0.3 million, or 3.9%, from the prior-year period. This increase is primarily attributable to higher revenues earned from vessel management services during the three months ended March 31, 2019 compared to the year-ago period.
Operating Expenses. Operating expenses were $40.4 million, an increase of $4.4 million, or 12.3%, for the three months ended March 31, 2019 compared to $36.0 million for the same period in 2018. Operating expenses were higher due to increased activity from our MPSVs and OSVs.
Depreciation and Amortization. Depreciation and amortization expense of $28.4 million was $1.7 million, or 6.5%, higher for the three months ended March 31, 2019 compared to the same period in 2018. Depreciation was in-line with the prior-year period. Amortization expense increased $1.6 million, which was driven higher mainly by the amortization of an intangible asset that was included in the acquisition of four OSVs in the second quarter of 2018, costs associated with the drydocking of two of such vessels and costs associated with the initial special surveys for vessels that were placed in service under the Company's fifth OSV newbuild program.
General and Administrative Expense. G&A expense of $12.0 million was $0.9 million lower during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in G&A expense was primarily attributable to lower long-term incentive compensation expense. This favorable variance was partially offset by higher short-term incentive compensation expense.
Operating Loss. Operating loss decreased by $7.2 million to an operating loss of $26.7 million during the three months ended March 31, 2019 compared to the same period in 2018 for the reasons discussed above. Operating loss as a percentage of revenues was 49.4% for the three months ended March 31, 2019 compared to 81.4% for the same period in 2018.
Loss on Early Extinguishment of Debt, Net. During the three months ended March 31, 2019, we exchanged $142.6 million in face value of 2020 senior notes for $121.2 million of second-lien term loans and we exchanged $21.0 million in face value of our 2019 convertible senior notes for $19.9 million of first-lien term loans. In accordance with applicable accounting guidance, these debt-for-debt exchanges were accounted for as debt modifications, requiring the Company to defer the gains on such exchanges and record a loss on early extinguishment of debt of $3.7 million related to deal cost for the exchanges. During the three months ended March 31, 2019, we arranged for the repurchase of $52.9 million of our outstanding 2019 convertible senior notes for an aggregate total of $47.6 million of cash. We recorded a net gain on early extinguishment of debt of $3.6 million ($2.9 million or $0.08 per diluted share after-tax) related to these purchases.
Interest Expense. Interest expense of $19.7 million was $5.8 million higher than the same period in 2018. During the three months ended March 31, 2019, we did not record any capitalized construction period interest compared to having capitalized $2.3 million, or roughly 14.2% of our total interest costs, for the year-ago period.
Interest Income. Interest income was $1.1 million during the three months ended March 31, 2019, which was $0.5 million higher than the same period in 2018. Our average cash balance increased to $199.9 million for the three months ended March 31, 2019 compared to $186.8 million for the same period in 2018. The average interest rate earned on our invested cash balances was 2.3% and 1.4% during the three months ended March 31, 2019 and 2018, respectively. The increase in average cash balance was primarily due to the additional draws and the expansion of our first-lien term loans partially offset by cash repurchases of our 2019 convertible senior notes during the first quarter of 2019.
Income Tax Benefit. Our effective tax benefit rate was 19.4% and 18.0% for the three months ended March 31, 2019 and 2018, respectively. Our income tax benefit for the three months ended March 31, 2019 was higher than the benefit rate from the three months ended March 31, 2018 due to higher tax expense related to valuation allowances and long-term incentive compensation in the prior year quarter. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.

Net Loss. Net loss decreased by $2.0 million for a reported net loss of $36.6 million for the three months ended March 31, 2019 compared to a net loss of $38.7 million for the same period during 2018. This decreased net loss was primarily driven by increased revenue earned by our OSVs, partially offset by increased operating expenses for such vessels and interest expense during the three months ended March 31, 2019.
Liquidity and Capital Resources
We have $350 million of first-lien term loans that mature in June 2023 and have $121 million in second-lien term loans that mature in February 2025, which are all guaranteed by our significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower under the term loan agreements. The term loan agreements contain customary representations and warranties, covenants and events of default, but only one maintenance covenant, which is a $25 million minimum liquidity requirement. The Company also has permissibility under its various debt instruments to incur an additional $113 million of secured indebtedness. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of the first-lien term loans and second-lien term loans.
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our revolving and term loan agreements and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the balance of 2019.
We regularly review all of our debt agreements, including the agreements governing the first-lien term loans and second-lien term loans, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the long-term viability of our business model upon improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices, which together with oil and natural gas being produced in greater volumes onshore, has impacted the extent of offshore exploration and development activities, resulting in lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand should be sufficient to fund our operations and commitments through at least March 31, 2020. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels coupled with the refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The issuance of first-lien term loans and second-lien term loans were significant measures that have enabled us to be in a position to repay our 2019 convertible notes and significantly reduce the size of the maturity of our 2020 senior notes from $367 million to $224 million. Moreover, refinancing in the current climate is not likely to be achievable on terms that are in-line with our pre-downturn cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.
As of March 31, 2019, we had total cash and cash equivalents of $174.6 million. As of May 10, 2019, we are in compliance with all applicable covenants under our term loan agreements and the indentures governing our senior notes.
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
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $26.1 million for the three months ended March 31, 2019 compared to cash flows used in operating activities of $8.9 million for the same period in 2018. Operating cash flows for the first three months of 2019 continue to be unfavorably affected by weak market conditions for our vessels operating worldwide.
Investing Activities. Net cash used in investing activities was $0.6 million for the three months ended March 31, 2019 compared to $6.6 million for the same period in 2018. Cash used during the first three months of 2019 consisted primarily of capital improvements for active vessels operating in our fleet. Cash used during the first three months of 2018 consisted primarily of the purchase of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation.
Financing Activities. Net cash used in financing activities was $23.7 million for the three months ended March 31, 2019 compared to $0.5 million net cash used in financing activities for the same period in 2018. Net cash used in financing activities for the three months ended March 31, 2019 resulted from the repurchase of a portion of the 2019 convertible senior notes partially offset by net proceeds from the first-lien term loans. Net cash used in financing activities for the three months ended March 31, 2018 resulted from the repurchase of a portion of the 2019 convertible senior notes and the 2020 senior notes and related financing costs.
Contractual Obligations
Debt
As of March 31, 2019, the Company had the following outstanding debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $937 (1)	$223,376	6.08%	$6,589	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $1,930 (1)	448,070	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $443 and deferred financing costs of $149	25,174	6.23%	193	Final payment on September 1, 2019
First-lien term loans due 2023, plus deferred gain of $15,628, net of original issue discount of $3,762 and deferred financing costs of $3,968 (2)	357,898	9.00%	2,800	Variable
Second-lien term loans due 2025, including deferred gain of $20,980	142,215	9.50%	2,879	January 31, April 30, July 31, and October 31
	$1,196,733

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien term loan is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on March 31, 2019. Please see Note 8 for further discussion of the variable interest rate applicable to the first-lien term loans.

The credit agreement governing the first-lien term loans and second-lien term loans and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the three months ended March 31, 2019, we were in compliance with all applicable financial covenants. We continuously review our debt covenants and report to the agents for the lenders of our first-lien term loans and second-lien term loans our compliance with all applicable covenants on a quarterly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Growth Capital Expenditures and Related Commitments
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company intends to work with the performance bond surety to select and contract with a mutually acceptable shipyard that can finish construction and deliver such vessels. On October 2, 2018, the original shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana. The Company has responded to the suit and has alleged counter-claims. The Company intends to vigorously defend the shipyard’s claims and considers them to be without merit.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $22.7 million and $38.2 million are currently expected to be incurred in the remainder of 2019 and fiscal 2020, respectively. As of the date of termination, these two remaining vessels, both of which are 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, these vessels are now projected to be delivered in the second and third quarters of 2020, respectively. However, the timing of these remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through March 31, 2019, the Company had incurred $1,274.1 million, or 95.4%, of total expected project costs. During the three months ended March 31, 2019 the Company did not incur any project cost related to the construction of these vessels.

Maintenance and Other Capital Expenditures
The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three months ended March 31, 2019 and 2018, respectively, and a forecast for the fiscal year ending December 31, 2019 (in millions):

	Three Months Ended March 31,		Year Ended December 31,
	2019	2018	2019
	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$9.3	$2.0	$31.0
Other vessel capital improvements (2)	0.3	2.6	5.5
	9.6	4.6	36.5
Other Capital Expenditures
Commercial-related capital expenditures (3)	0.2	1.3	0.2
Non-vessel related capital expenditures (4)	0.1	—	0.6
	0.3	1.3	0.8
Total	$9.9	$5.9	$37.3

(1)	Deferred drydocking charges for 2019 include the projected recertification costs for 15 OSVs and five MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weak capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the Company’s inability to successfully complete the final two vessels of its current vessel newbuild program on-budget, including any failure or refusal by the issuer of performance bonds to cover cost overruns that may result at a completion shipyard; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the government's cancellation or non-renewal of the management, operations and maintenance contracts for non-owned vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; disputes with vendors; bureaucratic, administrative or operating barriers that delay vessels in foreign markets from going on-hire; administrative or political barriers to exploration and production activities in Mexico, Brazil or other foreign locations; disruption in the timing and/or extent of Mexican offshore activities or changes in law or policy in Mexico that restricts further development of its offshore oilfields; changes in law or policy in Mexico affecting the Company's Mexican registration of vessels there; administrative or legal changes in Mexican cabotage laws; other legal or administrative changes in Mexico that adversely impact planned or expected offshore energy development; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting the Company's MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing any of the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks;

fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; the possible loss or material limitation of the Company's tax net operating loss carryforwards and other attributes due to a change in control, as defined in Section 382 of the Internal Revenue Code; the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2020 and 2021; the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt permitted under the Company’s senior notes indentures and term loan agreements; or an adverse decision in any potential dispute involving the permissibility of the exchange of 2020 senior notes for second-lien term loans due February 2025. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, lack of liquidity in the capital markets or an increase in interest rates, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations, if and when required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
None.
Item 1A—Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
“Greater GoM Operating Region” means the U.S. Gulf of Mexico, the Mexican Gulf of Mexico, the Caribbean and the Northern Slope of South America, including Colombia, Venezuela, Suriname and Guyana, excluding Brazil;
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
“U.S. GoM” means the U.S. Gulf of Mexico;
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

Exhibit Number		Description of Exhibit

4.20	—
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

Exhibit Number		Description of Exhibit

10.38†	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016).

10.39	—
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

*10.40†	—	Form of Amended Appendix A to Employment Agreements for Named Executive Officers, effective 2019.

10.41	—
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

10.47†	—	Form of Stock Appreciation Rights Award Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2019).

Exhibit Number		Description of Exhibit

10.48	—
Incremental First Lien Term Loan Joinder Agreement No. 1A dated March 1, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2019).

10.49	—
Incremental First Lien Term Loan Joinder Agreement No. 1B dated March 1, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 6, 2019).

10.50	—
Incremental First Lien Term Loan Joinder Agreement No. 1C dated March 1, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 6, 2019).

10.51	—
Incremental Second Lien Term Loan Amendment No. 1 dated March 5, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 6, 2019).

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
—
*101	—	Interactive Data File
*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: May 10, 2019	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer