Form 10-Q
period 2019-06-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2019-08-09
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Trading Symbol	Name of exchange on which registered	Outstanding at July 31, 2019
Common Stock, $0.01 par value	HOS	New York Stock Exchange	37,993,329

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

i

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,708	$224,936
Restricted cash	44,226	—
Accounts receivable, net of allowance for doubtful accounts of $1,201 and $1,123, respectively	60,336	54,924
Other current assets	20,300	19,768
Total current assets	267,570	299,628
Property, plant and equipment, net	2,389,787	2,434,829
Restricted cash	56,017	—
Deferred charges, net	28,199	22,525
Right of use assets	23,761	—
Other assets	6,676	7,655
Total assets	$2,772,010	$2,764,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,343	$26,826
Accrued interest	16,303	15,910
Accrued payroll and benefits	9,453	12,445
Current portion of long-term debt, net of original issue discount of $177 and $2,725 and deferred financing costs of $772 and $611, respectively	249,130	96,311
Lease liabilities	1,741	—
Other accrued liabilities	8,842	9,750
Total current liabilities	311,812	161,242
Long-term debt, including deferred net gain of $35,008 and $15,845, and net of original issue discount of $3,536 and $3,013 and deferred financing costs of $11,666 and $4,987, respectively	1,041,041	1,123,625
Deferred tax liabilities, net	148,480	169,122
Lease liabilities	25,238	—
Other liabilities	1,530	2,722
Total liabilities	1,528,101	1,456,711
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,993 and 37,701 shares issued and outstanding, respectively	380	377
Additional paid-in-capital	764,625	761,834
Retained earnings	479,040	549,475
Accumulated other comprehensive loss	(136)	(3,760)
Total stockholders’ equity	1,243,909	1,307,926
Total liabilities and stockholders’ equity	$2,772,010	$2,764,637

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Vessel revenues	$47,257	$49,481	$92,509	$82,615
Non-vessel revenues	9,588	8,950	18,372	17,403
	56,845	58,431	110,881	100,018
Costs and expenses:
Operating expenses	40,217	34,858	80,611	70,827
Depreciation	24,657	24,630	49,428	49,278
Amortization	3,729	2,256	7,340	4,248
General and administrative expenses	13,049	12,246	25,016	25,121
	81,652	73,990	162,395	149,474
Gain (loss) on sale of assets	29	(13)	55	30
Operating loss	(24,778)	(15,572)	(51,459)	(49,426)
Other income (expense):
Loss on early extinguishment of debt, net	—	—	(71)	—
Interest income	921	519	2,035	1,163
Interest expense	(19,995)	(16,401)	(39,721)	(30,346)
Other income (expense), net	4	(72)	(83)	(63)
	(19,070)	(15,954)	(37,840)	(29,246)
Loss before income taxes	(43,848)	(31,526)	(89,299)	(78,672)
Income tax benefit	(11,905)	(6,438)	(20,736)	(14,929)
Net loss	$(31,943)	$(25,088)	$(68,563)	$(63,743)
Loss per share:
Basic loss per common share	$(0.84)	$(0.67)	$(1.81)	$(1.70)
Diluted loss per common share	$(0.84)	$(0.67)	$(1.81)	$(1.70)
Weighted average basic shares outstanding	37,876	37,496	37,832	37,419
Weighted average diluted shares outstanding	37,876	37,496	37,832	37,419

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net loss	$(31,943)	$(25,088)	$(68,563)	$(63,743)
Other comprehensive income (loss):
Foreign currency translation income (loss)	1,465	(10,916)	1,752	(11,216)
Total comprehensive loss	$(30,478)	$(36,004)	$(66,811)	$(74,959)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at April 1, 2019	37,875	$379	$761,988	$510,983	$(1,601)	$1,271,749
Shares issued under employee benefit programs	118	1	125	—	—	126
Stock-based compensation expense	—	—	2,512	—	—	2,512
Net loss	—	—	—	(31,943)	—	(31,943)
Foreign currency translation income	—	—	—	—	1,465	1,465
Balance at June 30, 2019	37,993	$380	$764,625	$479,040	$(136)	$1,243,909

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2019	37,700	$377	$761,834	$549,475	$(3,760)	$1,307,926
Shares issued under employee benefit programs	293	3	1	—	—	4
Adoption of ASU 2018-02	—	—	—	(1,872)	1,872	—
Stock-based compensation expense	—	—	2,790	—	—	2,790
Net loss	—	—	—	(68,563)	—	(68,563)
Foreign currency translation income	—	—	—	—	1,752	1,752
Balance at June 30, 2019	37,993	$380	$764,625	$479,040	$(136)	$1,243,909

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at April 1, 2018	37,492	$375	$760,352	$629,943	$8,377	$1,399,047
Shares issued under employee benefit programs	103	1	259	—	—	260
Stock-based compensation expense	—	—	331	—	—	331
Net loss	—	—	—	(25,088)	—	(25,088)
Foreign currency translation loss	—	—	—	—	(10,916)	(10,916)
Balance at June 30, 2018	37,595	$376	$760,942	$604,855	$(2,539)	$1,363,634

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2018	37,144	$371	$760,278	$668,598	$8,677	$1,437,924
Shares issued under employee benefit programs	451	5	(277)	—	—	(272)
Stock-based compensation expense	—	—	941	—	—	941
Net loss	—	—	—	(63,743)	—	(63,743)
Foreign currency translation loss	—	—	—	—	(11,216)	(11,216)
Balance at June 30, 2018	37,595	$376	$760,942	$604,855	$(2,539)	$1,363,634

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,563)	$(63,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,428	49,278
Amortization	7,340	4,248
Stock-based compensation expense	1,659	4,753
Loss on early extinguishment of debt	71	—
Provision for bad debts	78	49
Deferred tax benefit	(21,100)	(15,360)
Amortization of deferred financing costs	169	2,217
Gain on sale of assets	(55)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(5,371)	(19,639)
Other current and long-term assets	(1,052)	1,038
Deferred drydocking charges	(15,605)	(3,351)
Accounts payable	2,074	9,427
Accrued liabilities and other liabilities	1,872	2,405
Accrued interest	395	1,055
Net cash used in operating activities	(48,660)	(27,653)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for acquisition of offshore supply vessels	—	(40,868)
Costs incurred for OSV newbuild program	(2,164)	(2,757)
Net proceeds from sale of assets	61	57
Vessel capital expenditures	(1,248)	(5,482)
Non-vessel capital expenditures	(276)	(81)
Net cash used in investing activities	(3,627)	(49,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien term loans	29,159	—
Repurchase of convertible notes	(47,310)	—
Proceeds from Senior Credit Facility	100,000	—
Payment of deferred financing costs	(11,775)	—
Shares withheld for payment of employee withholding taxes	—	(536)
Net cash proceeds from other shares issued	126	260
Net cash provided by (used in) financing activities	70,200	(276)
Effects of exchange rate changes on cash	102	(724)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,015	(77,784)
Cash, cash equivalents and restricted cash at beginning of period	224,936	186,849
Cash, cash equivalents and restricted cash at end of period	$242,951	$109,065
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$39,187	$29,304
Cash paid for (refunds of) income taxes	$(22)	$650
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loans	$20,951	$—
Exchange of senior notes for second-lien term loans	$142,629	$—

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Going Concern
Since the second half of 2014, the offshore oil service sector has experienced difficult operating conditions due to the declining price of oil. This low oil price environment caused many of the Company's customers to reduce their budgets for the worldwide exploration or production of oil. This reduced spending has negatively impacted the Company's financial results. As discussed in Note 8, the Company's 2020 senior notes and 2021 senior notes mature in April 2020 and March 2021, respectively. The maturity of the Company’s 2020 senior notes now falls within the twelve-month period following the issuance of these financial statements for which the Company is required to evaluate as part of its assessment of its ability to continue as a going concern. Management of the Company continues to believe it has adequate liquidity to fund its operations up until the maturity of the 2020 senior notes. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels, coupled with the refinancing and/or further management of its funded debt obligations, the Company does not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in 2020 and 2021, respectively. Management continues to implement its on-going plan to address its maturities as they become due, including the refinancing of its 2020 senior notes. The recent closing of the $100 million Senior Credit Facility is the latest step in that iterative process. Based on continuing discussions with existing and potential lenders, management is optimistic that it will be able to successfully implement this plan. However, management recognizes that its plan depends on the actions of these third parties, including reaching an agreement with existing senior note holders and/or obtaining new sources of liquidity, and, therefore, the Company is unable at this time to conclude that such plan is reasonably certain of being achieved. Accordingly, given the uncertainty with respect to the Company’s ability to pay its 2020 senior notes in full as they become due, the Company acknowledges that substantial doubt exists regarding its ability to continue as a going concern. There can be no assurance that cash flows from operations will increase materially or that the Company will succeed in reaching agreements with its senior note holders or accessing new capital to pay the 2020 senior notes in full as they become due within the next twelve months.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

		January 1, 2019	The Company adopted ASU No. 2018-09 on January 1, 2019. This adoption had no material impact on its consolidated financial statements.

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

Lessor Accounting

Under ASU 2018-11, a lessor may elect to combine lease and non-lease components provided that the non-lease component(s) otherwise would be accounted for under the new revenue guidance in ASC 606 and both of the following conditions are met:

•	The timing and pattern of transfer for the lease component are the same as those for the non-lease components associated with that lease component.

•	The lease component, if accounted for separately, would be classified as an operating lease.
When the above conditions are met, the entity will need to assess predominance. If the non-lease components are predominant, the entity accounts for the combined component under ASC 606; otherwise, the entity accounts for the combined component under ASC 842.
After review of its revenue streams, the Company has concluded that the non-lease component of its revenue is predominant, and that both of the criteria above are met. Therefore, the Company has adopted the new transition options and combines lease and non-lease revenues. The Company recognizes revenue based on the non-lease component under ASC 606, as it has concluded that the non-lease component is the predominant component. The adoption of ASU 2018-11 on January 1, 2019 did not change the timing or amounts of revenues recognized by the Company.

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
The services that are provided by the Company represent a single performance obligation under our contracts that are satisfied at a point in time or over time. Revenues are earned primarily by (1) chartering the Company's vessels, including the operation of such vessels, (2) providing vessel management services to third party vessel owners, and (3) providing shore-based port facility services, including the rental of land. The services generating these revenue streams are provided to customers based upon contracts that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The Company's vessel revenues, vessel management revenues and port facility revenues are recognized either at a point in time or over the passage of time when the customer has received or is receiving the benefit from the applicable service. Revenues are recognized when the performance obligations are satisfied in accordance with contractual terms and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the services rendered or rentals provided. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Invoices are typically billed to our customers on a monthly basis and payment terms on customer invoices typically range 30 to 60 days.
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
As of June 30, 2019, the Company has certain remaining performance obligations representing contracted vessel revenues for which work has not been performed and such contracts have an original expected duration of more than one year. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for such contracts was $1.7 million, all of which is expected to be recognized in 2019. The Company has elected to apply the optional exemption for the disclosure of the remaining performance obligations for any of its revenue streams that are expected to have a duration of one year or less and, therefore, such amounts have not been disclosed.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

For the three and six months ended June 30, 2019 and 2018, the Company recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Vessel revenues	$47,257	$49,481	$92,509	$82,615
Vessel management revenues	9,143	7,974	17,619	15,733
Shore-based facility revenues	445	976	753	1,670
	$56,845	$58,431	$110,881	$100,018
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
The table below reconciles the Company’s loss per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(31,943)	$(25,088)	$(68,563)	$(63,743)
Weighted average number of shares of common stock outstanding	37,876	37,496	37,832	37,419
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—	—	—
Weighted average number of dilutive shares of common stock outstanding	37,876	37,496	37,832	37,419
Loss per common share:
Basic loss per common share	$(0.84)	$(0.67)	$(1.81)	$(1.70)
Diluted loss per common share	$(0.84)	$(0.67)	$(1.81)	$(1.70)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 2,439 and 2,195 shares of common stock for the three and six months ended June 30, 2019 and 529 shares and 639 shares of common stock for the three and six months ended June 30, 2018, respectively.

(2)
For the six months ended June 30, 2019 and 2018, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. It is the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company has used the treasury method for determining potential dilution in the diluted earnings per share computation.

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment
Asset Impairment Assessment
In accordance with ASC 360, the Company periodically reviews long-lived asset valuations when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its long-lived assets by comparing the projected future undiscounted cash flows associated with the related long-lived asset group over their remaining estimated useful lives. If the sum of the estimated undiscounted cash flows are less than the carrying amounts of the asset group, the assets are written down to their estimated fair values based on the expected discounted future cash flows or appraised values attributable to the assets. The future cash flows are subjective and are based on the Company’s current assumptions regarding future dayrates, utilization, operating expense, direct overhead, including G&A expense, and recertification costs that could differ from actual results.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt
As of the dates indicated, the Company had the following outstanding debt (in thousands):

	June 30, 2019	December 31, 2018
5.875% senior notes due 2020, net of deferred financing costs of $712 and $1,162	$223,601	$365,780
5.000% senior notes due 2021, net of deferred financing costs of $1,688 and $2,173	448,312	447,827
1.500% convertible senior notes due 2019, net of original issue discount of $177 and $2,725 and deferred financing costs of $60 and $611	25,529	96,311
First-lien term loans due 2023, including deferred gain of $14,779 and $15,845, and net of original issue discount of $3,536 and $3,013, and deferred financing costs of $3,728 and $2,814	357,515	310,018
Second-lien term loans due 2025, including deferred gain of $20,229	141,464	—
Senior Credit Facility, net of deferred financing costs of $6,250	93,750	—
	1,290,171	1,219,936
Less current maturities	(249,130)	(96,311)
	$1,041,041	$1,123,625
The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$6,589	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
1.500% convertible senior notes due 2019	193	Final payment on September 1, 2019
First-lien term loans due 2023	3,019	Variable (1)
Second-lien term loans due 2025	2,879	January 31, April 30, July 31, and October 31
Senior Credit Facility	637	Monthly (2)

(1)
The interest rate on the first-lien term loans is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on June 30, 2019 plus an applicable margin, which is currently 7.00%. Please see further discussion of the variable interest rate below.

(2)
The interest rate on the Senior Credit Facility is variable based on 30-day LIBOR plus a 5.00% margin. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was in effect on June 30, 2019. Please see further discussion of the variable interest rate below.

Senior Credit Facility
On June 28, 2019, the Company entered into a new $100.0 million senior secured asset-based revolving credit facility, or the Senior Credit Facility. The Senior Credit Facility is guaranteed by certain of the Company's domestic and foreign subsidiaries and contains customary representations and warranties, covenants and events of default. The fully-funded Senior Credit Facility is secured by first-priority liens on receivables, certain restricted cash amounts and related assets. The Senior Credit Facility is comprised of two tranches that will rebalance each month based on the variable receivable-backed borrowing base. The unrestricted receivables-backed tranche will mature in 2022, whereas the restricted cash-backed tranche will mature in 2025. The receivables-backed tranche may be used, subject to the completion of applicable eligibility review procedures, for working capital and general corporate purposes, including the refinancing or repayment of existing debt, subject to, among other things, compliance with certain requirements. The cash-backed tranche may, over time, rebalance to the receivables-backed tranche as eligible receivables increase and may be refinanced over time.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Senior Credit Facility accrue interest at a floating-rate LIBOR plus a fixed spread of 5.00% for the life of the facility. The Company may, at its option from time to time, prepay loans under either tranche of the Senior Credit Facility. Fifty percent of such loans available under the Senior Credit Facility is subject to a prepayment premium (i) at 103% of the principal amount repaid if such repayment occurs on or prior to June 28, 2020; (ii) at 102% of the principal amount repaid if such repayment occurs on or prior to June 28, 2021; (iii) at 101% of the principal amount repaid if such repayment occurs on or prior to December 28, 2021 and (iv) at 100% of the principal amount repaid if such repayment occurs after December 28, 2021, with such premiums subject to adjustments downward under certain circumstances. The other fifty percent of such loans may be repaid at any time without prepayment penalty.
As of June 30, 2019, the $100.0 million of loan proceeds funded under the Senior Credit Facility were presented as restricted cash on the balance sheet, pending completion of certain post-closing undertakings. The Company classifies cash as restricted when there are legal or contractual restrictions on its withdrawal or usage. On July 30, 2019, the Company met the post-closing conditions precedent required by the Senior Credit Facility resulting in$44.0 million of restricted cash related to the eligible receivables-backed tranche of the Senior Credit Facility being transferred by the Agent to the Company's unrestricted cash account on July 31, 2019. On July 31, 2019, the Company's restricted cash balance under the Senior Credit Facility was reduced to $56.0 million.
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
The first-lien term loans are collateralized by 46 domestic high-spec OSVs and MPSVs and nine foreign high-spec OSVs, including a security interest in two pending MPSV newbuilds, and associated personalty, as well as by certain deposit and securities accounts.
Borrowings accrue interest, at the Company’s option, at either:

•	an adjusted London Interbank Offered Rate (subject to a 1.00% floor) plus (a) 6.00% during the first year of the first-lien term loans, (b) 6.50% during the second year of the first-lien term loans,

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Second-Lien Term Loans
In February and March 2019, the Company completed two private offers and exchanged an aggregate of $142.6 million in face value of its 2020 senior notes for $121.2 million of second-lien term loans due 2025, or second-lien term loans, of the Company and the Co-Borrower. In accordance with applicable accounting guidance, this debt-for-debt exchange was accounted for as a debt modification. As a result, the Company recorded a loss on early extinguishment of debt of $2.4 million ($1.9 million or $0.05 per diluted share after-tax) primarily related to deal costs associated with the exchange. As contemplated by and provided for under the agreement governing the first-lien term loans, the second-lien term loans were made pursuant to a Second Lien Term Loan Agreement entered into by the Company, the Co-Borrower, the lenders party thereto and the Administrative Agent and Collateral Agent. The second-lien term loans have a maturity date of February 7, 2025 and bear interest at a fixed rate per annum of 9.50%. The second-lien term loans are guaranteed by certain of the Company’s present domestic subsidiaries and will be guaranteed by certain of the Company's future domestic subsidiaries and are secured on a second-lien basis, subject to certain permitted liens, by a second-priority interest in the same collateral securing the Company’s first-lien term loans.
Convertible Note Repurchases
During the six months ended June 30, 2019, the Company completed a series of private transactions for the repurchase of $52.9 million in face value of its outstanding 2019 convertible senior notes for an aggregate total of $47.6 million of cash. The Company recorded a gain on early extinguishment of debt of $3.6 million ($2.9 million or $0.08 per diluted share after-tax), which was comprised of a $5.6 million gain on the repurchase, offset in part by the write-off of $2.0 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
The agreements governing the first-lien term loans and the second-lien term loans, the Senior Credit Facility and the indentures governing the Company's 2020 senior notes and 2021 senior notes impose certain restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and make dividend or other restricted payments.
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, 2019 convertible senior notes, the first-lien term loans and the second-lien term loans by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy. The interest rate on the Senior Credit Facility is variable and the Company has concluded that face value approximates fair value of such facility as of June 30, 2019.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	June 30, 2019			December 31, 2018
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$224,313	$223,601	$138,513	$366,942	$365,780	$191,727
5.000% senior notes due 2021	450,000	448,312	232,853	450,000	447,827	220,500
1.500% convertible senior notes due 2019	25,766	25,529	23,318	99,647	96,311	88,125
First-lien term loans due 2023 (1)	350,000	357,515	353,500	300,000	310,018	295,875
Second-lien term loans due 2025 (2)	121,235	141,464	96,685	—	—	—
Senior Credit Facility	100,000	93,750	100,000	—	—	—
	$1,271,314	$1,290,171	$944,869	$1,216,589	$1,219,936	$796,227

(1)	The carrying value of the first-lien term loans due 2023 includes a deferred gain of $14,779 less original issue discount and deferred financing costs of $7,264.

(2)	The carrying value of the second-lien term loans due 2025 includes a deferred gain of $20,229.
Capitalized Interest
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company did not capitalize any of its interest costs during the six months ended June 30, 2019. Upon recommencement of construction of such vessels, the Company intends to resume capitalization of related interest costs. During the six months ended June 30, 2018, the Company capitalized approximately $2.3 million of interest costs related to the construction of vessels.
9. Incentive Compensation
Stock-Based Incentive Compensation Plan
On June 20, 2019, the Company received stockholder approval to increase the maximum number of shares available under its long-term compensation plan by 7.0 million. The Company’s stock-based incentive compensation plan now covers a maximum of 11.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As a result of the approval to increase the number of shares available under this plan, the Company, which has the sole discretion in determining the method of settlement for awards granted under the plan, now has the ability and intent to settle these awards using available shares. Accordingly, the classification of and accounting for 5.1 million outstanding phantom stock units, or PSUs, and 1.6 million stock appreciation rights, or SARs, were modified from cash-settled to stock-settled during the second quarter of 2019. These outstanding awards were granted to Company executives in 2017, 2018 and 2019 and to non-executive employees in 2019. After these modifications were completed, the Company has only 0.2 million awards outstanding that will settle in cash on their respective vesting dates. The remaining vesting provisions of the modified awards were not impacted and, therefore, the Company determined the fair value of the awards on the date of the modification was the same as the date prior to the modification. There was no additional compensation expense recognized at the time of modification. As of June 30, 2019, the Company has 0.7 million shares of common stock available to be granted under such plan.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
During the six months ended June 30, 2019, the Company granted 2.4 million time-based PSUs. The compensation expense related to time-based PSUs is amortized over a vesting period of up to three years and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. All PSUs that remain cash-settled are re-measured quarterly and classified as a liability, due to the originally intended settlement of these awards in cash. As a result of the stockholder approval to increase the number of shares available under its long-term incentive compensation plan, the Company now has the ability to settle certain previously granted PSUs in shares. As such, the value of these awards was determined on the modification date and such expense will not vary in future periods.
In addition to the PSUs granted in 2019, the Company granted performance-based and time-based restricted stock units and phantom restricted stock units in prior years. The PSUs granted in prior years to non-executive employees were not impacted by the June 2019 modification. During the six months ended June 30, 2019, the Company issued 292,715 shares of common stock due to vestings of restricted stock units and employee purchases under the Company's Employee Stock Purchase Plan.
Stock Appreciation Rights
During the six months ended June 30, 2019, the Company granted 1.6 million SARs. The SARs vest and become exercisable in three equal annual installments on each of the 1st, 2nd and 3rd anniversaries of the grant date and have a ten-year life. The SARs represent the right to receive, upon exercise, a number of shares of Company common stock, cash, or a combination thereof, at the election of the Company, equal to the product of the aggregate number of shares of Company common stock with respect to which the SAR is exercised and the excess of the fair market value of a share of Company common stock as of the date of exercise over the grant price of $1.38.
On June 20, 2019, the Company determined that it would settle its outstanding SARs in equity rather than cash and such awards are now accounted for as stock settled SARs. All of the remaining vesting provisions of the SARs are unchanged. The Company estimated the fair value of each SAR on the modification date using the Black-Scholes option-pricing model. As of June 30, 2019, the fair value for the outstanding SARs was $1.02 per share granted.
The following weighted average assumptions were used to value SARs:

	Six Months Ended June 30,
	2019
Expected volatility	89.1%
Expected life	6.0	years
Risk-free interest rate	1.9%
Expected dividend yield	—%
The risk-free interest rate used to value SARs is based on the U.S. Treasury yield curve in effect at the time of grant with maturity dates that coincide with the expected life of the SARs. The Company used the simplified method under GAAP to determine the expected life, since this is the first time the Company issued SARs. The Company's assumption for volatility is based on its historical volatility calculated on the grant date.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss before income taxes	$684	$1,885	$1,659	$4,753
Net loss	$498	$1,500	$1,274	$3,850
Loss per common share:
Basic loss per common share	$0.01	$0.04	$0.03	$0.10
Diluted loss per common share	$0.01	$0.04	$0.03	$0.10
10. Commitments and Contingencies
Vessel Construction
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company has worked with the performance bond surety and will select and contract with a shipyard that can finish construction and deliver such vessels. On October 2, 2018, the shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana, or the Gulf Island Litigation. The Company has responded to the suit and has alleged counter-claims. The Company intends to vigorously defend the shipyard’s claims and considers them to be without merit. The surety authorized the Company to select a completion yard and, subject to a reservation of rights, offered to fund the cost to complete the vessels in excess of their contract price of up to the full amount of the performance bond. However, the surety's offer did not comply with the terms of the performance bond. Consequently, the Company considers the surety to be in default of their performance bonds for the foregoing and other reasons. The Company has initiated legal proceedings against the surety as a third-party claim in the Gulf Island Litigation.

As of the date of the contract termination, the two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, in February 2019, the Company changed its forward guidance for the delivery dates related to these vessels to be the second and third quarters of 2020, respectively. However, the timing of the remaining construction draws remains subject to change commensurate with any further delays in the delivery dates of such vessels.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $20.5 million and $38.2 million are currently expected to be incurred in the remainder of 2019 and fiscal 2020, respectively. As of the date of termination, these two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, these vessels are now projected to be delivered in the second and third quarters of 2020, respectively. However, the timing of the remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through June 30, 2019, the Company had incurred $1,276.3 million, or 95.6%, of total expected project costs.

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
11. Income Taxes
The effective tax benefit rate for the six months ended June 30, 2019 and 2018 was 23.2% and 19.0%, respectively. The Company's effective tax rate differs from the federal statutory rate due to the establishment of valuation allowances in 2019 and 2018 for state net operating loss and foreign tax credit carryforwards based upon management's conclusion that it is more likely than not such losses and credits will not be realized by their expiration dates. The Company's income tax benefit rate for the six months ended June 30, 2019 was higher than the benefit rate from the six months ended June 30, 2018, because of the reversal of a portion of valuation allowances on state net operating loss carryforwards that the Company now believes will be utilized, due to state law changes in June 2019.
During the six months ended June 30, 2019, the Company adopted ASU 2018-02 and has elected to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act from accumulated comprehensive income to retained earnings. As a result, a reduction in retained earnings and an increase in accumulated other comprehensive income of $1.9 million was recorded in the six months ended June 30, 2019.
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
The Company is obligated under certain operating leases for shore-based facilities, office space and temporary housing. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably likely that it will exercise. Some leases may require variable lease payments such as real estate taxes and maintenance expenses. These costs are expensed in the period in which they are incurred. None of the Company's leases contain any residual value guarantees. The Company recorded $1.9 million of expense related to leases in general and administrative and operating expenses during the six months ended June 30, 2019. The expense recorded for short-term leases was $0.2 million during the six months ended June 30, 2019.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2019, the Company recorded operating cash outflows from operating leases of $1.8 million.
Annual maturities of operating lease liabilities under non-cancelable leases with terms in excess of one year, as of June 30, 2019, are as follows (in thousands):

Six Months Ended June 30, 2019
Remainder of 2019	$1,529
2020	3,114
2021	3,017
2022	3,065
2023	3,122
Thereafter	43,873
Total lease payments	57,720
Less: imputed interest	30,741
Total operating lease liabilities	$26,979

Weighted-average remaining lease term (in years)	17.4
Weighted-average discount rate	9.0%

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
General
During the second quarter of 2019, oil prices remained in a range of $50 to $60 per barrel for WTI and $60 to $70 per barrel for Brent. Crude prices still remain below the average prevailing prices between 2005 and late 2014. The sustained decrease in oil prices since 2014 caused major, international and independent oil companies with deepwater operations to significantly reduce their offshore capital spending budgets for the worldwide exploration or production of oil since 2015. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal question facing the offshore oilfield-related industry is the duration of the current downturn in offshore activities. Our current view is that market conditions in the Greater GoM Operating Region have begun to rebound. However, the market recovery process is in the very early stages and has not yet resulted in a significant improvement in utilization or pricing. The loss of confidence in an oil price recovery or an inability by our customers to sustain cost improvements could derail or postpone further the recovery. Additionally, global economic uncertainty, driven by events such as a trade-war involving the United States and major trading partners, could negatively impact global economic conditions or oil markets. Some analysts have observed less demand growth than expected, which could result in a continuation of the over supply of OSVs.
Against this backdrop, the primary challenge confronting us has been, and continues to be, the ability to repay amounts maturing in 2020 and 2021 under our 2020 senior notes and 2021 senior notes. The maturity of our 2020 senior notes falls within the twelve-month period following the issuance of these financial statements, which we are required to evaluate as part of our assessment of the Company's ability to continue as a going concern. We continue to believe that we have adequate liquidity to fund our operations through at least March 2020. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels, coupled with the refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in 2020 and 2021, respectively. We continue to implement our on-going plan to address these maturities as they become due, including the refinancing of our 2020 senior notes. Our recent closing of the $100 million Senior Credit Facility is the latest step in that iterative process. Based on continuing discussions with existing and potential lenders, we are optimistic that we will be able to successfully implement this plan. However, we recognize that our plan depends on the actions of these third parties, including reaching an agreement with existing senior note holders and/or obtaining new sources of liquidity, and, therefore, we are unable at this time to conclude that such plan is reasonably certain of being achieved.
In June 2017, we issued first-lien term loans that provided us with liquidity and financial flexibility to engage in further liability management transactions. That transaction enabled us to reduce the outstanding amount due under our 2019 convertible senior notes to approximately $100 million from $300 million. During the first quarter of 2019, we further reduced the outstanding amount due under our 2019 convertible senior notes to approximately $26 million from $100 million through a series of open market repurchases totaling $53 million and a $21 million exchange for $20 million of first-lien term loans. We also availed ourselves of the flexibility under the indentures governing our 2020 senior notes and 2021 senior notes and the agreement governing our first-lien term loans to conduct an exchange of approximately $143 million of our 2020 senior notes for $121 million of second-lien term loans due in 2025. During the second quarter of 2019, we also arranged for $100 million of Senior Credit Facility loans secured by liens on receivables, certain restricted cash amounts and related assets. As of June 30, 2019, the $100 million of loan proceeds funded under the Senior Credit Facility were classified as restricted cash on the balance sheet, pending completion of certain post-closing undertakings. On July 30, 2019, we met certain post-closing conditions required by the Senior Credit Facility resulting in $44 million of restricted cash related to the eligible receivables-backed tranche of the Senior Credit Facility becoming unrestricted on July 31, 2019. On July 31, 2019, our non-current restricted cash balance under the Senior Credit Facility was reduced to $56 million. See Note 8 for further discussion. We have sufficient liquidity to satisfy the outstanding amount due under the 2019 convertible senior notes in September 2019. The reduction of the face amount of outstanding 2020 senior notes to $224 million in the first quarter of 2019 was a significant step towards being able to address that maturity in April 2020. Additional measures are being explored consistent with the indentures governing our 2020 senior notes and 2021 senior notes and under the agreements governing our first-lien term loans, second-lien term loans and Senior Credit Facility in order to further advance our efforts to satisfy the remaining 2020 senior notes. We believe that once we have fully addressed the 2020 maturity, improved market conditions expected to take hold during the remainder of 2019 and in fiscal 2020 will be a significant factor in addressing the $450 million in face value of senior notes maturing in March 2021.
While we are in the fifth year of a downturn in offshore exploration, development and production activities that has adversely affected demand for our vessels, we continue to observe a shift in sentiment underscoring our view that the early stages of a market recovery has begun to take hold. Leading indicators that we have observed include larger offshore capital budget announcements by our customers, a growth in the number of final investment decisions, or FIDs, made public by our customers for offshore projects, recently announced deepwater discoveries, a growing contract backlog announced by several drilling contractors and increased customer inquiries for our services, principally in the Greater GoM Operating Region. During the second quarter of 2019, we did not observe any noticeable change in the anticipated supply of high-spec U.S.-flagged OSVs. In the U.S. GoM, two high-spec OSVs have been delivered into the domestic market so far this year. We expect an additional three high-spec OSVs to be delivered into domestic service in 2019. We do not anticipate significant growth in the supply of high-spec U.S.-flagged OSVs beyond the currently anticipated level of 179 of such vessels by the end of 2019. We continue to monitor the overhang of the dormant supply of stacked U.S.-flagged high-spec OSVs. There are approximately 77 stacked vessels and all but one of these vessels will require intermediate or special surveys in order to return to service. We believe that the cost to industry participants to reactivate high-spec OSVs, including survey costs, crewing costs, training costs and unanticipated events, will range between $2 million and $5 million per vessel, on average.
In late July 2019, there were 25 floating rigs working in the Greater GoM Operating Region. We see an additional five to six incremental floaters that will begin working in the Greater GoM Operating Region through the end of 2019. While we do not expect that all of these units will work at the same time or that all units currently working will continue to work; overall we view these developments as favorable for market conditions going forward. We believe that these improved regional demand drivers will create increased opportunities for our fleet of new generation OSVs. Once the current supply and demand fundamentals return to more normal conditions, our results from operations should improve.
Unlike our OSVs, whose utilization is tied principally to drilling activities, demand for our MPSVs is also driven by other offshore activities. These vessels are used for a wide variety of oilfield applications that are not necessarily related to drilling. Because of the need to continuously inspect, repair and maintain offshore infrastructure, our MPSVs have, at times, partially counter-acted weakness in overall drilling activities. However, we have not yet seen a significant pick up in the expansion of offshore infrastructure, such as the installation of new floating and subsea infrastructure and field development that more meaningfully drive MPSV utilization. Consequently, utilization of our MPSVs has been volatile. We expect to continue experiencing seasonal fluctuations, with peak activity occurring in late spring through early fall followed by softer demand during the winter months of each year.
Since October 1, 2014, we stacked OSVs and MPSVs on various dates. As of June 30, 2019, as well as July 31, 2019, we had 35 OSVs and two MPSVs stacked and such stacked vessels represent 50% of our fleetwide vessel headcount, and 37% of our total OSV and MPSV deadweight tonnage. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
In order to support customer requirements in Mexico, and based on our long-term view that Mexico will continue to invest directly or allow foreign investment in its offshore energy sector, and increasingly in deepwater prospects, we elected to Mexican-flag four HOSMAX 300 class OSVs, one 280 class OSV and two 240 class OSVs during 2018. Three of our HOSMAX 300 OSVs that we placed into Mexican registry were acquired by us from Aries Marine in 2018. In the first quarter of 2019, we continued to increase our Mexican-flagged fleet by Mexican-flagging one MPSV.
At present, our Mexican-flagged fleet is comprised of seven high-spec OSVs, five low-spec OSVs and one MPSV, which is the second largest concentration of vessels we have committed to a single market. Mexico has undergone significant transformation as a market for offshore energy over the last several years. Mexico's recently elected president has announced an intention to roll-back some of the energy reforms that have created more opportunities for international oil companies, or IOCs, to operate in Mexico. The current administration appears to favor allowing Pemex, as opposed to IOCs, to unlock Mexico's offshore energy resources. We are monitoring the manner in which these policies develop. We have a long-standing relationship with Pemex as well as with the IOCs that have recently entered Mexico. We expect Mexico to continue to refine energy policies that are appropriate to its national objectives.
In Brazil, we presently own and operate one Brazilian-flagged high-spec OSV. We have flexibility under Brazilian law to import and flag into Brazilian registry an additional vessel of similar DWT. We also own and operate one Vanuatu-flagged MPSV currently working in Brazil as a flotel. Brazil is the single largest deepwater market in the world. Recent measures to expand the role of IOCs in its “pre-salt” prospects are taking hold and we believe Brazilian activity in the offshore energy space will be a significant contributor to the overall recovery in global offshore E&P activities that we are beginning to see take hold in the second half of 2019.

Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for 18 foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of June 30, 2019, our 31 active new generation OSVs, six active MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM (1)	22
Other U.S. coastlines (2)	6
28
Foreign
Brazil	2
Mexico	11
13
Total Vessels (3)	41

(1) Includes two owned vessels supporting the military.
(2) Includes two owned and four managed vessels supporting the military
(3) Excluded from this table are 35 new generation OSVs and two MPSVs that were stacked as of June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Offshore Supply Vessels:
Average number of new generation OSVs (1)	66.0	63.9	66.0	63.0
Average number of active new generation OSVs (2)	30.2	22.7	30.0	20.4
Average new generation OSV fleet capacity (DWT)	238,845	228,925	238,845	224,498
Average new generation OSV capacity (DWT)	3,619	3,583	3,619	3,566
Average new generation OSV utilization rate (3)	32.3%	27.0%	32.4%	23.9%
Effective new generation OSV utilization rate (4)	70.4%	76.0%	71.3%	73.9%
Average new generation OSV dayrate (5)	$18,198	$19,566	$18,178	$18,895
Effective dayrate (6)	$5,878	$5,283	$5,890	$4,516

(1)	We owned 66 new generation OSVs as of June 30, 2019. Excluded from this data are eight MPSVs owned and operated by the Company as well as four non-owned vessels managed for the U.S. Navy.

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

The following table reconciles cash flows used in operating activities to EBITDA for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
EBITDA Reconciliation to GAAP:
Net cash flows used in operating activities	$(22,517)	$(18,779)	$(48,660)	$(27,653)
Cash paid for deferred drydocking charges	6,305	1,381	15,605	3,351
Cash paid for interest	19,680	14,173	39,187	29,304
Cash paid for (refunds of) taxes	1,316	201	(22)	650
Changes in working capital	(646)	15,990	797	3,157
Stock-based compensation expense	(684)	(1,885)	(1,659)	(4,753)
Loss on early extinguishment of debt, net	—	—	(71)	—
Gain (loss) on sale of assets	29	(13)	55	30
Changes in other, net	129	174	(77)	(49)
EBITDA	$3,612	$11,242	$5,155	$4,037
The following table provides the detailed components of EBITDA as we define that term for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of EBITDA:
Net loss	$(31,943)	$(25,088)	$(68,563)	$(63,743)
Interest, net
Debt obligations	19,995	16,401	39,721	30,346
Interest income	(921)	(519)	(2,035)	(1,163)
Total interest, net	19,074	15,882	37,686	29,183
Income tax benefit	(11,905)	(6,438)	(20,736)	(14,929)
Depreciation	24,657	24,630	49,428	49,278
Amortization	3,729	2,256	7,340	4,248
EBITDA	$3,612	$11,242	$5,155	$4,037
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
The following table provides certain detailed adjustments to EBITDA, as we define that term, for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss on early extinguishment of debt, net	$—	$—	$71	$—
Stock-based compensation expense	4,169	1,885	1,659	4,753
Interest income	921	519	2,035	1,163

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

Summarized financial information for the three months ended June 30, 2019 and 2018, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$26,531	$43,536	$(17,005)	(39.1)%
Foreign	20,726	5,945	14,781	>100.0%
	47,257	49,481	(2,224)	(4.5)%
Non-vessel revenues	9,588	8,950	638	7.1%
	56,845	58,431	(1,586)	(2.7)%
Operating expenses	40,217	34,858	5,359	15.4%
Depreciation and amortization	28,386	26,886	1,500	5.6%
General and administrative expenses	13,049	12,246	803	6.6%
	81,652	73,990	7,662	10.4%
Gain (loss) on sale of assets	29	(13)	42	>(100.0)%
Operating loss	(24,778)	(15,572)	(9,206)	59.1%
Interest expense	19,995	16,401	3,594	21.9%
Interest income	921	519	402	77.5%
Income tax benefit	(11,905)	(6,438)	(5,467)	84.9%
Net loss	$(31,943)	$(25,088)	$(6,855)	27.3%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues. Revenues for the three months ended June 30, 2019 decreased by $1.6 million, or 2.7%, to $56.8 million compared to the same period in 2018. Our weighted-average active operating fleet for the three months ended June 30, 2019 and 2018 was 36.2 and 29.9 vessels, respectively.
Vessel revenues decreased $2.2 million, or 4.5%, to $47.3 million for the three months ended June 30, 2019 compared to $49.5 million for the same period in 2018. The decrease in vessel revenues was primarily due to lower revenue earned by our MPSVs partially offset by higher revenues from our OSVs, including the full quarter contribution from four OSVs that were added to our operating fleet during the second quarter of 2018. Revenues from our MPSV fleet decreased $6.7 million, or 35.8%, for the three months ended June 30, 2019 compared to the prior-year period. For the three months ended June 30, 2019, we had an average of 37.8 vessels stacked compared to 42.0 vessels stacked in the prior-year quarter. Average new generation OSV dayrates were $18,198 for the second quarter of 2019 compared to $19,566 for the same period in 2018. Our new generation OSV utilization was 32.3% for the second quarter of 2019 compared to 27.0% for the same period in 2018. Our new generation OSVs were stacked for an aggregate of 3,255 days during the second quarter of 2019 compared to 3,749 days for the same period in 2018. Excluding stacked vessel days, our new generation OSV effective utilization was 70.4% and 76.0% for the same periods, respectively. Domestic vessel revenues decreased $17.0 million from the year-ago quarter primarily due to a greater number of OSVs working in foreign locations and, to a lesser extent, a decrease in the revenue from our MPSVs during the three months ended June 30, 2019. Foreign vessel revenues increased $14.8 million due to a higher number of vessels operating in foreign markets during the three months ended June 30, 2019. We operated an average of 5.7 additional OSVs and 0.7 additional MPSVs working in foreign locations during the current year quarter. Foreign vessel revenues for the second quarter of 2019 comprised 43.9% of our total vessel revenues compared to 12.0% for the year-ago period.

Non-vessel revenues increased $0.6 million, or 7.1%, to $9.6 million for the three months ended June 30, 2019 compared to $9.0 million for the same period in 2018. This increase is primarily attributable to higher revenues earned from vessel management services during 2019 compared to the year-ago period.
Operating Expenses. Operating expenses were $40.2 million, an increase of $5.4 million, or 15.4%, for the three months ended June 30, 2019 compared to $34.9 million for the same period in 2018. Operating expenses increased primarily due to a higher number of active vessels in our fleet during the three months ended June 30, 2019. Aggregate cash operating expenses are projected to be in the approximate annual range of $160.0 million to $170.0 million for the year ending December 31, 2019. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $28.4 million was $1.5 million, or 5.6%, higher for the three months ended June 30, 2019 compared to the same period in 2018. Depreciation was in-line with the prior-year period. The increase in amortization expense of $1.5 million was due to costs associated with the initial special surveys for vessels that were placed in service under the Company's fifth OSV newbuild program, costs associated with the drydocking of two vessels that were acquired in the second quarter of 2018 and the amortization of an intangible asset that was included with the acquisition of four OSVs in the second quarter of 2018. Depreciation expense is expected to increase from current levels when the two remaining vessels under our current newbuild program are placed in service. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $13.0 million was $0.8 million higher during the three months ended June 30, 2019 compared to the same period in 2018.
Operating Loss. Operating loss increased by $9.2 million to $24.8 million during the three months ended June 30, 2019 compared to the same period in 2018 for the reasons discussed above. Operating loss as a percentage of revenues was 43.6% for the three months ended June 30, 2019 compared to 26.7% for the same period in 2018.
Interest Expense. Interest expense of $20.0 million increased $3.6 million during the three months ended June 30, 2019 compared to the same period in 2018 due to additional interest expense associated with the issuance of additional first-lien and the second-lien term loans since the second quarter of 2018.
Interest Income. Interest income was $0.9 million during the three months ended June 30, 2019, which was $0.4 million higher than the same period in 2018. Our average cash balance increased to $156.0 million for the three months ended June 30, 2019 compared to $140.6 million for the same period in 2018. The average interest rate earned on our invested cash balances was 2.4% and 0.7% during the three months ended June 30, 2019 and 2018, respectively. The increase in average cash balance was primarily due to cash inflows associated with draws under our initial $300 million first-lien term loans and the $50 million expansion of such term loans since June 30, 2018. These inflows were partially offset by the repurchases of our 2019 convertible senior notes for cash during the first quarter of 2019.
Income Tax Benefit. Our effective tax benefit rate was 27.2% and 20.4% for the three months ended June 30, 2019 and 2018, respectively. Our income tax benefit rate for the second quarter of 2019 was higher than the benefit rate from the second quarter of 2018 due to a reduction of net operating loss carryforward valuation allowances due to state tax law changes enacted during the second quarter of 2019. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $6.9 million for a reported net loss of $31.9 million for the three months ended June 30, 2019 compared to a net loss of $25.1 million for the same period during 2018. This unfavorable variance in net loss was primarily driven by higher operating loss and interest expense partially offset by a higher tax benefit rate in the three months ended June 30, 2019.

Summarized financial information for the six months ended June 30, 2019 and 2018, respectively, is shown below in the following table (in thousands, except percentage changes):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$53,659	$68,760	$(15,101)	(22.0)%
Foreign	38,850	13,855	24,995	>100.0%
	92,509	82,615	9,894	12.0%
Non-vessel revenues	18,372	17,403	969	5.6%
	110,881	100,018	10,863	10.9%
Operating expenses	80,611	70,827	9,784	13.8%
Depreciation and amortization	56,768	53,526	3,242	6.1%
General and administrative expenses	25,016	25,121	(105)	(0.4)%
	162,395	149,474	12,921	8.6%
Gain on sale of assets	55	30	25	83.3%
Operating loss	(51,459)	(49,426)	(2,033)	4.1%
Loss on early extinguishment of debt, net	(71)	—	(71)	100.0%
Interest expense	39,721	30,346	9,375	30.9%
Interest income	2,035	1,163	872	75.0%
Income tax benefit	(20,736)	(14,929)	(5,807)	38.9%
Net loss	$(68,563)	$(63,743)	$(4,820)	7.6%
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues. Revenues for the six months ended June 30, 2019 increased by $10.9 million, or 10.9%, to $110.9 million compared to the same period in 2018. Our weighted-average active operating fleet for the six months ended June 30, 2019 and 2018 was 35.9 and 28.0 vessels, respectively.
Vessel revenues increased $9.9 million, or 12.0%, to $92.5 million for the six months ended June 30, 2019 compared to $82.6 million for the same period in 2018. The increase in vessel revenues primarily resulted from improved market conditions for our OSVs and the addition of four OSVs to our operating fleet during the second quarter of 2018 partially offset by soft market conditions for our MPSVs. Revenues from our MPSV fleet decreased $8.9 million, or 28.5%, for the six months ended June 30, 2019 compared to the prior-year period. For the six months ended June 30, 2019, we had an average of 38.1 vessels stacked compared to an average of 43.0 vessels stacked in the prior-year period. Average new generation OSV dayrates were $18,178 for the first six months of 2019 compared to $18,895 for the same period in 2018, a decrease of $717, or 3.8%. Our new generation OSV utilization was 32.4% for the first six months of 2019 compared to 23.9% for the same period in 2018. Our new generation OSVs incurred 259 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 6,518 days during the first six months of 2019. Excluding stacked vessel days, our new generation OSV effective utilization was 71.3% and 73.9% during the six months ended June 30, 2019 and 2018, respectively. Domestic vessel revenues decreased $15.1 million from the year-ago period primarily due to lower revenue earned by our MPSVs operating domestically during the six months ended June 30, 2019. Foreign vessel revenues increased $25.0 million. The increase in foreign revenue is attributable to an average of 6.8 additional vessels working in foreign locations during the current year period. Foreign vessel revenues for the first six months of 2019 comprised 42.0% of our total vessel revenues compared to 16.8% for the year-ago period.

Non-vessel revenues increased $1.0 million, or 5.6%, from the prior-year period. This increase is primarily attributable to higher revenues earned from vessel management services during the six months ended June 30, 2019 compared to the year-ago period.
Operating Expenses. Operating expenses were $80.6 million, an increase of $9.8 million, or 13.8%, for the six months ended June 30, 2019 compared to $70.8 million for the same period in 2018. Operating expenses were higher due to a higher number of active vessels in our fleet during the six months ended June 30, 2019.
Depreciation and Amortization. Depreciation and amortization expense of $56.8 million was $3.2 million, or 6.1%, higher for the six months ended June 30, 2019 compared to the same period in 2018. Depreciation was in-line with the prior-year period. Amortization expense increased $3.1 million, which was driven higher mainly by costs associated with the initial special surveys for vessels that were placed in service under the Company's fifth OSV newbuild program, costs associated with the drydocking of two vessels that were acquired in the second quarter of 2018 and the amortization of an intangible asset that was included with the acquisition of four OSVs in the second quarter of 2018.
General and Administrative Expense. G&A expense of $25.0 million was $0.1 million lower during the six months ended June 30, 2019 compared to the same period in 2018.
Operating Loss. Operating loss increased by $2.0 million to an operating loss of $51.5 million during the six months ended June 30, 2019 compared to the same period in 2018 for the reasons discussed above. Operating loss as a percentage of revenues was 46.4% for the six months ended June 30, 2019 compared to 49.4% for the same period in 2018.
Loss on Early Extinguishment of Debt, Net. During the six months ended June 30, 2019, we exchanged $142.6 million in face value of 2020 senior notes for $121.2 million of second-lien term loans and we exchanged $21.0 million in face value of our 2019 convertible senior notes for $19.9 million of first-lien term loans. In accordance with applicable accounting guidance, these debt-for-debt exchanges were accounted for as debt modifications, requiring the Company to defer the gains on such exchanges and record a loss on early extinguishment of debt of $3.7 million related to deal costs for the exchanges. During the six months ended June 30, 2019, we arranged for the repurchase of $52.9 million of our outstanding 2019 convertible senior notes for an aggregate total of $47.6 million of cash. We recorded a net gain on early extinguishment of debt of $3.6 million ($2.9 million or $0.08 per diluted share after-tax) related to these repurchases.
Interest Expense. Interest expense of $39.7 million was $9.4 million higher than the same period in 2018 due to additional interest expense associated with the issuance of additional first-lien and the second-lien term loans since the second quarter of 2018.
Interest Income. Interest income was $2.0 million during the six months ended June 30, 2019, which was $0.9 million higher than the same period in 2018. Our average cash balance increased to $180.6 million for the six months ended June 30, 2019 compared to $167.3 million for the same period in 2018. The average interest rate earned on our invested cash balances was 2.3% and 1.4% during the six months ended June 30, 2019 and 2018, respectively. The increase in average cash balance was primarily due to cash inflows associated with draws under our initial $300 million first-lien term loans and the $50 million expansion of such term loans since June 30, 2018. These inflows were partially offset by the repurchases of our 2019 convertible senior notes for cash during the first quarter of 2019.
Income Tax Benefit. Our effective tax benefit rate was 23.2% and 19.0% for the six months ended June 30, 2019 and 2018, respectively. Our income tax benefit for the six months ended June 30, 2019 was higher than the benefit rate from the six months ended June 30, 2018 due to a reduction of net operating loss carryforward valuation allowances due to state tax law changes enacted during the second quarter of 2019. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $4.8 million for a reported net loss of $68.6 million for the six months ended June 30, 2019 compared to a net loss of $63.7 million for the same period during 2018. This unfavorable variance in net loss was primarily driven by increased operating expenses for our vessels and interest expense, partially offset by increased revenue earned by such OSVs during the six months ended June 30, 2019.
Liquidity and Capital Resources
As of June 30, 2019, we had total cash and cash equivalents $142.7 million and restricted cash of $100.2 million. On July 30, 2019, we met the post-closing conditions precedent required by the Senior Credit Facility resulting in $44.0 million of restricted cash related to the eligible receivables-backed tranche of the Senior Credit Facility being transferred by the Agent to our unrestricted cash account on July 31, 2019. On July 31, 2019, our restricted cash balance under the Senior Credit Facility was reduced to $56.0 million. Pro forma for this post-closing rebalancing, our total unrestricted cash balance as of June 30, 2019 would have been about $186.7 million. We are currently in compliance with all applicable covenants under our Senior Credit Facility, our term loan agreements and the indentures governing our senior notes.
We have $350 million of first-lien term loans that mature in June 2023 and have $121 million in second-lien term loans that mature in February 2025, which are all guaranteed by our significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower under the term loan agreements, and certain of our foreign subsidiaries. The term loan agreements contain customary representations and warranties, covenants and events of default, but only one maintenance covenant, which is a $25 million minimum liquidity requirement. On June 28, 2019, we entered into a new $100.0 million Senior Credit Facility. The Senior Credit Facility is guaranteed by certain of our domestic and foreign subsidiaries and contains customary representations and warranties, covenants and events of default. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of the first-lien term loans, second-lien term loans and the Senior Credit Facility.
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our revolving and term loan agreements and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures, debt service and debt repayment and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, stock repurchases or the retirement of debt. The nature of our capital requirements and the types of our financing sources are not expected to change significantly for the balance of 2019.
We regularly review all of our debt agreements, including the agreements governing the Senior Credit Facility, first-lien term loans and second-lien term loans, as well as our liquidity position and projected future cash needs. Despite volatility in commodity markets, we remain confident in the long-term viability of our business model upon improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices, which together with oil and natural gas being produced in greater volumes onshore, has impacted the extent of offshore exploration and development activities, resulting in lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand should be sufficient to fund our operations and commitments through at least March 31, 2020. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have three tranches of funded unsecured debt outstanding that mature in fiscal years 2019, 2020 and 2021, respectively. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels coupled with the refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. The issuance of first-lien term loans and second-lien term loans were significant measures that have enabled us to be in a position to repay our 2019 convertible notes in full and significantly reduce the size of the maturity of our 2020 senior notes from $367 million to $224 million. Moreover, refinancing in the current climate is not likely to be achievable on terms that are in-line with our pre-downturn cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.
The maturity of our 2020 senior notes falls within the twelve-month period following the issuance of these financial statements, which we are required to evaluate as part of our assessment of the Company's ability to continue as a going concern. We continue to believe that we have adequate liquidity to fund our operations through at least March 2020. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels, coupled with the refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in 2020 and 2021, respectively. We continue to implement our on-going plan to address these maturities as they become due, including the refinancing of its 2020 senior notes. Our recent closing of the $100 million Senior Credit Facility is the latest step in that iterative process. Based on continuing discussions with existing and potential lenders, we are optimistic that we will be able to successfully implement this plan. However, we recognize that our plan depends on the actions of these third parties, including reaching an agreement with existing senior note holders and/or obtaining new sources of liquidity, and, therefore, we are unable at this time to conclude that such plan is reasonably certain of being achieved.
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
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $48.7 million for the six months ended June 30, 2019 compared to cash flows used in operating activities of $27.7 million for the same period in 2018. Operating cash flows for the first six months of 2019 were unfavorably affected by weak market conditions for our vessels operating worldwide and higher cash outflows associated with the regulatory recertifications for our active vessels.
Investing Activities. Net cash used in investing activities was $3.6 million for the six months ended June 30, 2019 compared to $49.1 million for the same period in 2018. Cash used during the first six months of 2019 consisted primarily of construction costs paid for our fifth OSV newbuild program, as well as capital improvements to our operating fleet. Cash used during the first six months of 2018 consisted primarily of the purchase of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation.
Financing Activities. Net cash provided by financing activities was $70.2 million for the six months ended June 30, 2019 compared to $0.3 million net cash used in financing activities for the same period in 2018. Net cash provided by financing activities for the six months ended June 30, 2019 resulted from net proceeds from the Senior Credit Facility and the incremental first-lien term loans partially offset by the repurchase of a portion of the 2019 convertible senior notes.
Contractual Obligations
Debt
As of June 30, 2019, the Company had the following outstanding debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $712 (1)	$223,601	6.08%	$6,589	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $1,688 (1)	448,312	5.21%	11,250	March 1 and September 1
1.500% convertible senior notes due 2019, net of original issue discount of $177 and deferred financing costs of $60	25,529	6.23%	193	Final payment on September 1, 2019
First-lien term loans due 2023, plus deferred gain of $14,779, net of original issue discount of $3,536 and deferred financing costs of $3,728 (2)	357,515	9.41%	3,019	Variable
Second-lien term loans due 2025, including deferred gain of $20,229	141,464	9.50%	2,879	January 31, April 30, July 31, and October 31
Senior Credit Facility, net of deferred financing costs of $6,250 (3)	93,750	7.40%	637	Monthly
	$1,290,171

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien term loan is variable based on a base rate at the Company's election, plus an applicable margin. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on June 30, 2019. Please see Note 8 for further discussion of the variable interest rate applicable to the first-lien term loans.

(3)
The interest rate on the Senior Credit Facility is variable based on 30-day LIBOR plus a fixed margin of 5.00%. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was in effect on June 30, 2019. Please see Note 8 for further discussion of the variable interest rate applicable to the Senior Credit Facility.

The credit agreements governing the Senior Credit Facility, the first-lien term loans and second-lien term loans and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the six months ended June 30, 2019, we were in compliance with all applicable financial covenants. We continuously review our debt covenants and report to the agents for the lenders of our first-lien term loans and second-lien term loans our compliance with all applicable covenants on a quarterly basis and we report to the agent of our Senior Credit Facility our compliance with the applicable covenants on a monthly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Growth Capital Expenditures and Related Commitments
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company intends to work with the performance bond surety to select and contract with a mutually acceptable shipyard that can finish construction and deliver such vessels. On October 2, 2018, the original shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana, or the Gulf Island Litigation. The Company has responded to the suit and has alleged counter-claims. The Company intends to vigorously defend the shipyard’s claims and considers them to be without merit. The surety authorized the Company to select a completion yard and, subject to a reservation of rights, offered to fund the cost to complete the vessels in excess of the contract price of up to the full amount of the performance bond. However, the surety's did not comply with the terms of the performance bond. Consequently, the Company considers the surety to be in default of their performance bonds for the foregoing and other reasons. The Company has initiated legal proceedings against the surety as a third-party claim in the Gulf Island Litigation.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $20.5 million and $38.2 million are currently expected to be incurred in the remainder of 2019 and fiscal 2020, respectively. As of the date of termination, these two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. Due to the uncertainty of the timing and location of future construction activities, these vessels are now projected to be delivered in the second and third quarters of 2020, respectively. However, the timing of these remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through June 30, 2019, the Company had incurred $1,276.3 million, or 95.6%, of total expected project costs. During the six months ended June 30, 2019 the Company incurred $2.2 million related to the construction of these vessels.
Maintenance and Other Capital Expenditures
The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three and six months ended June 30, 2019 and 2018, respectively, and a forecast for the fiscal year ending December 31, 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2019	2018	2019	2018	2019
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$6.3	$1.4	$15.6	$3.4	$30.6
Other vessel capital improvements (2)	0.7	1.5	1.0	4.1	4.5
	7.0	2.9	16.6	7.5	35.1
Other Capital Expenditures
Commercial-related capital expenditures (3)	—	4.1	0.2	5.4	0.2
Non-vessel related capital expenditures (4)	0.2	0.1	0.3	0.1	0.6
	0.2	4.2	0.5	5.5	0.8
Total	$7.2	$7.1	$17.1	$13.0	$35.9

(1)	Deferred drydocking charges for 2019 include the projected recertification costs for 15 OSVs and five MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weak capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the Company’s inability to successfully complete the final two vessels of its current vessel newbuild program on-budget, including any failure or refusal by the issuer of performance bonds to cover cost overruns that may result at a completion shipyard; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the U.S. government's cancellation or non-renewal of the management, operations and maintenance contracts for non-owned vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; disputes with vendors; bureaucratic, administrative, operating or court-imposed barriers that prevent or delay vessels in foreign markets from going or remaining on-hire; administrative, judicial or political barriers to exploration and production activities in Mexico, Brazil or other foreign locations; disruption in the timing and/or extent of Mexican offshore activities or changes in law or governmental policy in Mexico that restricts or slows the pace of further development of its offshore oilfields; changes in law or governmental policy or judicial action in Mexico affecting the Company's Mexican registration of vessels there; administrative or other legal changes in Mexican cabotage laws; other legal or administrative changes in Mexico that adversely impact planned or expected offshore energy development; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the GoM and other markets affecting the Company's MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing any of the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; the possible loss or material limitation of the Company's tax net operating loss carryforwards and other attributes due to a change in control, as defined in Section 382 of the Internal Revenue Code; the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2020 and 2021; the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt permitted under the Company’s senior notes indentures and term loan agreements; or an adverse decision in any potential dispute involving the permissibility of the exchange of 2020 senior notes for second-lien term loans due February 2025. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, lack of liquidity in the capital markets or an increase in interest rates, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations, if and when required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
"BOEM" means the Bureau of Ocean Energy Management;
"BSEE" means the Bureau of Safety and Environmental Enforcement;
"Brent" means sweet light crude oil that serves as a benchmark price for purchases of oil worldwide. This grade is extracted from the North Sea.
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
"WTI" means a grade of crude oil used as a benchmark in domestic oil pricing. This grade is described as medium crude oil because of its relatively low density, and sweet because of its low sulfur content.

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
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.5% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-Q for the period ended September 30, 2015).

4.19	—
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.875% Senior Notes due 2020) (incorporated by reference to Exhibit 4.19 to the Company’s Form 10-Q for the period ended September 30, 2015).

Exhibit Number		Description of Exhibit

4.20	—
First Supplemental Indenture, dated October 6, 2015 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.000% Senior Notes due 2021) (incorporated by reference to Exhibit 4.20 to the Company’s Form 10-Q for the period ended September 30, 2015).

4.21	—
Form of Call Option Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty (incorporated by reference to Exhibit 4.21 to the Company’s Form 10-Q for the period ended September 30, 2017).

4.22	—
Form of Warrant Termination Agreement dated as of June 2017 by and between Hornbeck Offshore Services, Inc. and the applicable counterparty (incorporated by reference to Exhibit 4.22 to the Company’s Form 10-Q for the period ended September 30, 2017).

4.23	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 1.5% convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.23 to the Company’s Form 10-Q for the period ended June 30, 2018).

4.24	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.875% Senior Notes due 2020) (incorporated by reference to Exhibit 4.24 to the Company’s Form 10-Q for the period ended June 30, 2018).

4.25	—
Second Supplemental Indenture, dated May 17, 2018 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (to the indenture governing the 5.000% Senior Notes due 2021) (incorporated by reference to Exhibit 4.25 to the Company’s Form 10-Q for the period ended June 30, 2018).

4.26	—
Instrument of Resignation, Appointment and Acceptance dated as of May 8, 2019 by and among the Company, Wells Fargo Bank, National Association, as resigning trustee, and Wilmington Trust, National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2019).

*4.27	—
Third Supplemental Indenture, dated July 12, 2019 among Hornbeck OffshoreServices, Inc., the guarantors party thereto and Wells Fargo Bank, National Association,as trustee (to the indenture governing the 1.5% convertible Senior Notes due 2019).

*4.28	—
Third Supplemental Indenture, dated July 12, 2019 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wilmington Trust, National Association, as successor trustee (to the indenture governing the 5.875% Senior Notes due 2020).

*4.29	—
Third Supplemental Indenture, dated July 12, 2019 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wilmington Trust, National Association, as successor trustee (to the indenture governing the 5.000% Senior Notes due 2021).

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

Exhibit Number		Description of Exhibit

10.2	—
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

Exhibit Number		Description of Exhibit

10.15†	—
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

10.23	—	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

10.24†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.25†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.26†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).
10.27†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.28†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.29†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010).

Exhibit Number		Description of Exhibit

10.30	—
Consulting Agreement dated February 14, 2012 by and between Hornbeck Offshore Services, Inc. and Larry D. Hornbeck (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2011).

10.31	—
Amendment No. 3 to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 24, 2013).

10.32	—
Amended and Restated Indemnification Agreement effective as of May 7, 2015 by and among the Company, Hornbeck Family Ranch, LP, Larry D. Hornbeck and Joan M. Hornbeck (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.33†	—
Fourth Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.34†	—
First Amendment to the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.35†	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016).

10.36†	—
Form of Amended Appendix A to Employment Agreements for Named Executive Officers, effective 2019 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q for the period ended March 31, 2019).

10.37	—
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

10.38	—
First Lien Guaranty and Collateral Agreement dated as of June 15, 2017 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Collateral Agent, and the obligors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2017).

10.39	—
First Amendment to First Lien Term Loan Agreement dated as of March 27, 2018 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, and the lenders party thereto with accompanying Exhibit A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2018).

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

10.41	—
Second Lien Guaranty and Collateral Agreement dated as of February  7, 2019 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust National Association, as Collateral Agent, and the obligors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2019).

Exhibit Number		Description of Exhibit

10.42	—
Second Lien Intercreditor Agreement dated as of February  7, 2019 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, in various capacities, and the grantors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 8, 2019).

10.43†	—	Form of Stock Appreciation Rights Award Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2019).

10.44	—
Incremental First Lien Term Loan Joinder Agreement No. 1A dated March 1, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2019).

10.45	—
Incremental First Lien Term Loan Joinder Agreement No. 1B dated March 1, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 6, 2019).

10.46	—
Incremental First Lien Term Loan Joinder Agreement No. 1C dated March 1, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 6, 2019).

10.47	—
Incremental Second Lien Term Loan Amendment No. 1 dated March 5, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 6, 2019).

10.48	—
Senior Credit Agreement dated as of June 28, 2019 by and among the Company, as Borrower, the obligors signatory thereto, CIT Northbridge Credit LLC, as Collateral Agent and Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2019).

10.49	—
Guaranty and Security Agreement dated as of June 28, 2019 by and among the Company, as Borrower, CIT Northbridge Credit LLC, as Agent, and the obligors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2019).

10.50	—
ABL/Term Intercreditor Agreement dated as of June 28, 2019 by and among the Company, as Parent Borrower, Wilmington Trust, National Association, as Initial Senior Term Collateral Agent and Initial Junior Term Collateral Agent, CIT Northbridge Credit LLC, as ABL Collateral Agent, and the grantors signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2019).

Exhibit Number		Description of Exhibit
10.51	—
Amendment No. 2 to First Lien Term Loan Agreement dated as of June 28, 2019 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, the guarantors signatory thereto, Wilmington Trust, National Association, as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, and the lenders party thereto, with accompanying Exhibit A (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2019).

10.52	—
Supplement No. 2 to First Lien Term Guaranty and Collateral Agreement dated as of June 28, 2019 by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, the guarantors signatory thereto and Wilmington Trust, National Association, as Collateral Agent with accompanying Appendix A (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2019).

10.53	—
Conformed copy of First Lien Term Loan Agreement dated as of June 15, 2017, consolidating all amendments made by (i) Amendment No. 1 to First Lien Term Loan Agreement dated as of March 27, 2018 and (ii) Amendment No. 2 to First Lien Term Loan Agreement dated as of June 28, 2019. This conformed copy is being filed for ease of reference and is qualified in its entirety by reference to (i) and (ii), above (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 5, 2019).

*10.54†	—	Fifth Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 20, 2019.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File
*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: August 9, 2019	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer