Form 10-Q
period 2019-09-30
HORNBECK OFFSHORE SERVICES INC /LA
filed 2019-11-12
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Trading Symbol	Name of exchange on which registered	Outstanding at October 31, 2019
Common Stock, $0.01 par value	HOS	New York Stock Exchange	37,993,329

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,401	$224,936
Restricted cash	227	—
Accounts receivable, net of allowance for doubtful accounts of $2,528 and $1,123, respectively	57,387	54,924
Other current assets	18,203	19,768
Total current assets	212,218	299,628
Property, plant and equipment, net	2,360,254	2,434,829
Restricted cash	56,223	—
Deferred charges, net	33,241	22,525
Right of use assets	23,237	—
Other assets	6,633	7,655
Total assets	$2,691,806	$2,764,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,621	$26,826
Accrued interest	14,425	15,910
Accrued payroll and benefits	8,391	12,445
Current portion of long-term debt, net of original issue discount of $0 and $2,725 and deferred financing costs of $487 and $611, respectively	223,826	96,311
Lease liabilities	2,972	—
Other accrued liabilities	9,429	9,750
Total current liabilities	291,664	161,242
Long-term debt, including deferred net gain of $33,373 and $15,845, and net of original issue discount of $3,310 and $3,013 and deferred financing costs of $10,906 and $6,149, respectively	1,040,392	1,123,625
Deferred tax liabilities, net	136,454	169,122
Lease liabilities	23,563	—
Other liabilities	1,839	2,722
Total liabilities	1,493,912	1,456,711
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 37,993 and 37,701 shares issued and outstanding, respectively	380	377
Additional paid-in-capital	765,661	761,834
Retained earnings	437,636	549,475
Accumulated other comprehensive loss	(5,783)	(3,760)
Total stockholders’ equity	1,197,894	1,307,926
Total liabilities and stockholders’ equity	$2,691,806	$2,764,637

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Vessel revenues	$43,683	$49,401	$136,192	$132,016
Non-vessel revenues	9,147	9,067	27,519	26,470
	52,830	58,468	163,711	158,486
Costs and expenses:
Operating expenses	41,131	38,203	121,742	109,030
Depreciation	24,559	24,843	73,987	74,121
Amortization	4,033	2,725	11,373	6,973
General and administrative expenses	13,362	15,134	38,378	40,255
	83,085	80,905	245,480	230,379
Gain on sale of assets	7	25	62	55
Operating loss	(30,248)	(22,412)	(81,707)	(71,838)
Other income (expense):
Loss on early extinguishment of debt, net	—	—	(71)	—
Interest income	1,314	531	3,349	1,693
Interest expense	(22,249)	(16,548)	(61,970)	(46,894)
Other income (expense), net	(268)	23	(351)	(41)
	(21,203)	(15,994)	(59,043)	(45,242)
Loss before income taxes	(51,451)	(38,406)	(140,750)	(117,080)
Income tax benefit	(10,047)	(7,223)	(30,783)	(22,152)
Net loss	$(41,404)	$(31,183)	$(109,967)	$(94,928)
Loss per share:
Basic loss per common share	$(1.09)	$(0.83)	$(2.90)	$(2.53)
Diluted loss per common share	$(1.09)	$(0.83)	$(2.90)	$(2.53)
Weighted average basic shares outstanding	37,993	37,595	37,886	37,479
Weighted average diluted shares outstanding	37,993	37,595	37,886	37,479

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net loss	$(41,404)	$(31,183)	$(109,967)	$(94,928)
Other comprehensive income (loss):
Foreign currency translation loss	(5,647)	(2,994)	(3,895)	(14,209)
Total comprehensive loss	$(47,051)	$(34,177)	$(113,862)	$(109,137)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at July 1, 2019	37,993	$380	$764,625	$479,040	$(136)	$1,243,909
Shares issued under employee benefit programs	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,036	—	—	1,036
Net loss	—	—	—	(41,404)	—	(41,404)
Foreign currency translation loss	—	—	—	—	(5,647)	(5,647)
Balance at September 30, 2019	37,993	$380	$765,661	$437,636	$(5,783)	$1,197,894

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2019	37,700	$377	$761,834	$549,475	$(3,760)	$1,307,926
Shares issued under employee benefit programs	293	3	1	—	—	4
Adoption of ASU 2018-02	—	—	—	(1,872)	1,872	—
Stock-based compensation expense	—	—	3,826	—	—	3,826
Net loss	—	—	—	(109,967)	—	(109,967)
Foreign currency translation loss	—	—	—	—	(3,895)	(3,895)
Balance at September 30, 2019	37,993	$380	$765,661	$437,636	$(5,783)	$1,197,894

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at July 1, 2018	37,595	$376	$760,942	$604,853	$(2,538)	$1,363,633
Shares issued under employee benefit programs	—	—	—	—	—	—
Stock-based compensation expense	—	—	443	—	—	443
Net loss	—	—	—	(31,183)	—	(31,183)
Foreign currency translation loss	—	—	—	—	(2,994)	(2,994)
Balance at September 30, 2018	37,595	$376	$761,385	$573,670	$(5,532)	$1,329,899

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2018	37,144	$371	$760,278	$668,598	$8,677	$1,437,924
Shares issued under employee benefit programs	451	5	(277)	—	—	(272)
Stock-based compensation expense	—	—	1,384	—	—	1,384
Net loss	—	—	—	(94,928)	—	(94,928)
Foreign currency translation loss	—	—	—	—	(14,209)	(14,209)
Balance at September 30, 2018	37,595	$376	$761,385	$573,670	$(5,532)	$1,329,899

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,967)	$(94,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,987	74,121
Amortization	11,373	6,973
Stock-based compensation expense	2,535	8,922
Loss on early extinguishment of debt	71	—
Provision for bad debts	1,405	88
Deferred tax benefit	(31,637)	(22,866)
Amortization of deferred financing costs	99	3,298
Gain on sale of assets	(62)	(55)
Changes in operating assets and liabilities:
Accounts receivable	(4,677)	(30,347)
Other current and long-term assets	(655)	3,060
Deferred drydocking charges	(23,000)	(7,233)
Accounts payable	6,539	29,833
Accrued liabilities and other liabilities	3,196	2,487
Accrued interest	(1,484)	871
Net cash used in operating activities	(72,277)	(25,776)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for acquisition of offshore supply vessels	—	(40,868)
Costs incurred for OSV newbuild program	(2,165)	(3,670)
Net proceeds from sale of assets	68	82
Vessel capital expenditures	(1,436)	(7,295)
Non-vessel capital expenditures	(355)	(107)
Net cash used in investing activities	(3,888)	(51,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien term loans	29,159	—
Repurchase of convertible notes	(73,076)	—
Proceeds from senior credit facility	100,000	—
Payment of deferred financing costs	(11,891)	—
Shares withheld for payment of employee withholding taxes	—	(536)
Net cash proceeds from other shares issued	126	260
Net cash provided by (used in) financing activities	44,318	(276)
Effects of exchange rate changes on cash	(238)	(873)
Net decrease in cash, cash equivalents and restricted cash	(32,085)	(78,783)
Cash, cash equivalents and restricted cash at beginning of period	224,936	186,849
Cash, cash equivalents and restricted cash at end of period	$192,851	$108,066
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$63,318	$44,936
Cash paid for income taxes	$369	$933
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loans	$20,951	$—
Exchange of senior notes for second-lien term loans	$142,629	$—

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Going Concern
Since the second half of 2014, the offshore oil service sector has experienced difficult operating conditions due to the reduced price of oil. This low oil price environment caused many of the Company's customers to reduce their budgets for the worldwide exploration or production of oil. This reduced spending has negatively impacted the Company's financial results. As discussed in Note 8, the Company's 2020 senior notes and 2021 senior notes mature in April 2020 and March 2021, respectively. The maturity of the Company’s 2020 senior notes now falls within the twelve-month period following the issuance of these financial statements for which the Company is required to evaluate as part of its assessment of its ability to continue as a going concern. Management of the Company continues to believe it has adequate liquidity to fund its operations up until the maturity of the 2020 senior notes. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels, coupled with the refinancing and/or further management of its funded debt obligations, the Company does not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in 2020 and 2021, respectively. Management continues to implement its on-going plan to address its maturities as they become due, including efforts in connection with the refinancing of its 2020 senior notes. The closing of the $100 million senior credit facility in June 2019 was the latest step in that iterative process. Based on continuing discussions with existing and potential lenders, management is cautiously optimistic that it will be able to successfully implement this plan. However, management recognizes that its plan depends on the actions of these third parties, including reaching an agreement with existing senior note holders and/or obtaining new sources of liquidity, and, therefore, the Company is unable at this time to conclude that such plan is reasonably certain of being achieved. Accordingly, given the uncertainty with respect to the Company’s ability to pay its 2020 senior notes in full as they become due, the Company acknowledges that substantial doubt exists regarding its ability to continue as a going concern. There can be no assurance that cash flows from operations will increase materially or that the Company will succeed in reaching agreements with its senior note holders or accessing new capital to pay the 2020 senior notes in full as they become due in April 2020.
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

		January 1, 2019	The Company adopted ASU No. 2018-11 on January 1, 2019. See further discussion below.

Standards that have not been adopted
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"	This standard requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 requires modified retrospective application. Early adoption is permitted.	January 1, 2023	The Company believes that the implementation of this new guidance will not have a material impact on its consolidated financial statements.

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
As of September 30, 2019, the Company has certain remaining performance obligations representing contracted vessel revenues for which work has not been performed and such contracts have an original expected duration of more than one year. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for such contracts was $5.9 million, of which $1.5 million and $4.4 million are expected to be recognized in 2019 and 2020, respectively. The Company has elected to apply the optional exemption for the disclosure of the remaining performance obligations for any of its revenue streams that are expected to have a duration of one year or less and, therefore, such amounts have not been disclosed.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

For the three and nine months ended September 30, 2019 and 2018, the Company recognized revenues as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Vessel revenues	$43,683	$49,401	$136,192	$132,016
Vessel management revenues	8,673	8,039	26,291	23,772
Shore-based facility revenues	474	1,028	1,228	2,698
	$52,830	$58,468	$163,711	$158,486
5. Loss per share
Basic and Diluted loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding was calculated by using the sum of the shares determined on a daily basis divided by the number of days in the period.
The table below reconciles the Company’s loss per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(41,404)	$(31,183)	$(109,967)	$(94,928)
Weighted average number of shares of common stock outstanding	37,993	37,595	37,886	37,479
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—	—	—
Weighted average number of dilutive shares of common stock outstanding	37,993	37,595	37,886	37,479
Loss per common share:
Basic loss per common share	$(1.09)	$(0.83)	$(2.90)	$(2.53)
Diluted loss per common share	$(1.09)	$(0.83)	$(2.90)	$(2.53)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 4,683 and 3,659 shares of common stock for the three and nine months ended September 30, 2019, respectively and 529 shares and 602 shares of common stock for the three and nine months ended September 30, 2018, respectively.

(2)
For the nine months ended September 30, 2019 and 2018 and for the three months ended September 2018, the 2019 convertible senior notes were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. In September 2019, the Company repaid the remaining balance of the 2019 convertible senior notes in full upon their maturity. See Note 8 for further discussion. It was the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company used the treasury method for determining potential dilution in the diluted earnings per share computation.

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
During the second quarter of 2016, the Company determined that it observed indicators of impairment related to its vessels. This resulted from the rapid deterioration of its second quarter 2016 operating results, as well as the uncertainty regarding future market conditions and the related impact on the Company's projected operating results. For the purpose of calculating the undiscounted cash flows, the Company grouped its vessels into two groups, OSVs and MPSVs, and used a probability-weighted undiscounted cash flow projection to test for recoverability. Included in the cash flow projections were assumptions related to the current mix of active and stacked vessels, the timing of stacked vessels returning to active status along with projected dayrates, operating expenses and overhead expenses related to each of the groupings.
While the Company has not observed any new impairment indicators since 2016, it has reviewed and updated, as necessary, the assumptions used in determining its undiscounted cash flow projections for each asset group to reflect current market conditions. After reviewing the results of these projections, which were last updated in 2019, the Company determined that each of its asset groups continue to have sufficient projected undiscounted cash flows to recover the remaining book value of the Company's long-lived assets within such group.
7. Acquisition of Vessels
On May 18, 2018, the Company completed the acquisition of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation and certain of its affiliates for $40.9 million in cash, inclusive of $4.0 million related to a non-compete intangible asset that is being amortized over the life of such asset, or two years. Also included in this transaction was the cost of fuel and lube inventory and transactions fees. The acquired vessels were all U.S.-flagged and are comprised of two 300 class OSVs and two 280 class OSVs. Subsequent to the acquisition, these four vessels have been foreign-flagged. The Company determined that substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets and, therefore, has accounted for such transaction as an asset acquisition under ASU 2017-01.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt
As of the dates indicated, the Company had the following outstanding debt (in thousands):

	September 30, 2019	December 31, 2018
5.875% senior notes due 2020, net of deferred financing costs of $487 and $1,162	$223,826	$365,780
5.000% senior notes due 2021, net of deferred financing costs of $1,446 and $2,173	448,554	447,827
1.500% convertible senior notes due 2019, net of original issue discount of $0 and $2,725 and deferred financing costs of $0 and $611	—	96,311
First-lien term loans due 2023, including deferred gain of $13,913 and $15,845, and net of original issue discount of $3,310 and $3,013, and deferred financing costs of $3,491 and $2,814	357,112	310,018
Second-lien term loans due 2025, including deferred gain of $19,460	140,695	—
Senior credit facility, net of deferred financing costs of $5,969	94,031	—
	1,264,218	1,219,936
Less current maturities	(223,826)	(96,311)
	$1,040,392	$1,123,625
The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments	Payment Dates
5.875% senior notes due 2020	$6,589	April 1 and October 1
5.000% senior notes due 2021	11,250	March 1 and September 1
First-lien term loans due 2023	2,728	Variable (1)
Second-lien term loans due 2025	2,879	January 31, April 30, July 31, and October 31
Senior credit facility	611	Monthly (2)

(1)
The interest rate on the first-lien term loans is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on September 30, 2019 plus an applicable margin, which is currently 7.00%. Please see further discussion of the variable interest rate below.

(2)
The interest rate on the senior credit facility is variable based on 30-day LIBOR plus a 5.00% margin. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was in effect on September 30, 2019. Please see further discussion of the variable interest rate below.

Senior Credit Facility
On June 28, 2019, the Company entered into a $100.0 million senior secured asset-based revolving credit facility, or the senior credit facility. The senior credit facility is guaranteed by certain of the Company's domestic and foreign subsidiaries and contains customary representations and warranties, covenants and events of default. The fully-funded senior credit facility is secured by first-priority liens on receivables, certain restricted and unrestricted cash accounts and related assets. The senior credit facility is comprised of two tranches that will rebalance each month based on the variable receivable-backed borrowing base. The unrestricted receivables-backed tranche will mature in 2022, whereas the restricted cash-backed tranche will mature in 2025. The receivables-backed tranche may be used, subject to the completion of applicable eligibility review procedures, for working capital and general corporate purposes, including the refinancing or repayment of existing debt, subject to, among other things, compliance with certain requirements. The cash-backed tranche may, over time, rebalance to the receivables-backed tranche as eligible receivables increase and may be refinanced over time.

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
On September 30, 2019, the Company's restricted cash balance under the senior credit facility was $56.2 million. The Company classifies cash as restricted when there are legal or contractual restrictions on its withdrawal or usage.
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
The first-lien term loans are guaranteed by certain of the Company's domestic and foreign subsidiaries and are collateralized on a first-lien basis by certain deposit and securities accounts, 46 domestic high-spec OSVs and MPSVs and nine foreign high-spec OSVs, including a security interest in two pending MPSV newbuilds, and associated personalty, as well as by second-priority liens on receivables, certain unrestricted cash accounts and related assets that secure the senior credit facility on a first-lien basis.
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

Second-Lien Term Loans
In February and March 2019, the Company completed two private offers and exchanged an aggregate of $142.6 million in face value of its 2020 senior notes for $121.2 million of second-lien term loans due 2025, or second-lien term loans, of the Company and the Co-Borrower. In accordance with applicable accounting guidance, this debt-for-debt exchange was accounted for as a debt modification. As a result, the Company recorded a loss on early extinguishment of debt of $2.4 million ($1.9 million or $0.05 per diluted share after-tax) primarily related to deal costs associated with the exchange. As contemplated by and provided for under the agreement governing the first-lien term loans, the second-lien term loans were made pursuant to a Second Lien Term Loan Agreement entered into by the Company, the Co-Borrower, the lenders party thereto and the Administrative Agent and Collateral Agent. The second-lien term loans have a maturity date of February 7, 2025 and bear interest at a fixed rate per annum of 9.50%. The second-lien term loans are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are collateralized on a second-lien basis, subject to certain permitted liens, by a second-priority interest in the same collateral securing the Company’s first-lien term loans on a first-lien basis and third priority liens on receivables, certain unrestricted cash accounts and related assets that secure the senior credit facility on a first-lien basis.
Convertible Note Repurchases and Repayment
During the nine months ended September 30, 2019, the Company completed a series of private transactions for the repurchase of $52.9 million in face value of its outstanding 2019 convertible senior notes for an aggregate total of $47.6 million of cash. The Company recorded a gain on early extinguishment of debt of $3.6 million ($2.9 million or $0.08 per diluted share after-tax), which was comprised of a $5.6 million gain on the repurchase, offset in part by the write-off of $2.0 million of original issue discount, deal costs and unamortized financing costs related to the notes repurchased.
On September 3, 2019, the Company repaid the remaining balance of $25.8 million in face value of its 2019 convertible senior notes in full upon their maturity, plus accrued and unpaid interest thereon, in accordance with the terms of the indenture governing such notes. The retirement of this debt was funded with cash on hand.
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
The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, the first-lien term loans and the second-lien term loans by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy. The interest rate on the senior credit facility is variable and the Company has concluded that face value approximates fair value of such facility as of September 30, 2019.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	September 30, 2019			December 31, 2018
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$224,313	$223,826	$126,131	$366,942	$365,780	$191,727
5.000% senior notes due 2021	450,000	448,554	205,875	450,000	447,827	220,500
1.500% convertible senior notes due 2019	—	—	—	99,647	96,311	88,125
First-lien term loans due 2023 (1)	350,000	357,112	343,875	300,000	310,018	295,875
Second-lien term loans due 2025 (2)	121,235	140,695	90,320	—	—	—
Senior credit facility (3)	100,000	94,031	100,000	—	—	—
	$1,245,548	$1,264,218	$866,201	$1,216,589	$1,219,936	$796,227

(1)	The carrying value of the first-lien term loans due 2023 includes a deferred gain of $13,913 less original issue discount and deferred financing costs of $6,801.

(2)	The carrying value of the second-lien term loans due 2025 includes a deferred gain of $19,460.

(3)	A portion of the senior credit facility matures in 2022 with the balance maturing in 2025.
Capitalized Interest
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. The Company did not capitalize any of its interest costs during the nine months ended September 30, 2019. Upon recommencement of construction of such vessels, the Company intends to resume capitalization of related interest costs. During the nine months ended September 30, 2018, the Company capitalized approximately $2.3 million of interest costs related to the construction of vessels.
9. Incentive Compensation
Stock-Based Incentive Compensation Plan
On June 20, 2019, the Company received stockholder approval to increase the maximum number of shares available under its long-term compensation plan by 7.0 million. The Company’s stock-based incentive compensation plan now covers a maximum of 11.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to employees and directors. As a result of the approval to increase the number of shares available under this plan, the Company, which has the sole discretion in determining the method of settlement for awards granted under the plan, now has the ability and intent to settle these awards using available shares. Accordingly, the classification of and accounting for 5.1 million outstanding phantom stock units, or PSUs, and 1.6 million stock appreciation rights, or SARs, were modified from cash-settled to stock-settled during the second quarter of 2019. These outstanding awards were granted to Company executives in 2017, 2018 and 2019 and to non-executive employees in 2019. After these settlement modifications were completed, the Company has only 0.2 million awards outstanding that will settle in cash on their respective vesting dates. The remaining vesting provisions of the modified awards were not impacted and, therefore, the Company determined the fair value of the awards on the date of the modification was the same as the date prior to the modification. There was no additional compensation expense recognized at the time of modification. As of September 30, 2019, taking into account the outstanding awards now anticipated to be stock-settled, the Company has 0.7 million shares of common stock available to be granted under such plan.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
During the nine months ended September 30, 2019, the Company granted 2.4 million time-based PSUs. The compensation expense related to time-based PSUs is amortized over a vesting period of up to three years and is determined based on the market price of the Company’s stock on the date of grant applied to the total shares that are expected to fully vest. All PSUs that remain cash-settled are re-measured quarterly and classified as a liability, due to the originally intended settlement of these awards in cash. As a result of the stockholder approval to increase the number of shares available under its long-term incentive compensation plan, the Company now has the ability to settle certain previously granted PSUs in shares. As such, the value of these awards was determined on the modification date and such expense will not vary in future periods.
In addition to the PSUs granted in 2019, the Company granted performance-based and time-based restricted stock units and phantom restricted stock units in prior years. The PSUs granted in prior years to non-executive employees were not impacted by the June 2019 modification. During the nine months ended September 30, 2019, the Company issued 292,715 shares of common stock due to vestings of restricted stock units and employee purchases under the Company's Employee Stock Purchase Plan.
Stock Appreciation Rights
During the nine months ended September 30, 2019, the Company granted 1.6 million SARs. The SARs vest and become exercisable in three equal annual installments on each of the 1st, 2nd and 3rd anniversaries of the grant date and have a ten-year life. The SARs represent the right to receive, upon exercise, a number of shares of Company common stock, cash, or a combination thereof, at the election of the Company, equal to the product of the aggregate number of shares of Company common stock with respect to which the SAR is exercised and the excess of the fair market value of a share of Company common stock as of the date of exercise over the grant price of $1.38.
On June 20, 2019, the Company determined that it would settle its outstanding SARs in equity rather than cash and such awards are now accounted for as stock-settled SARs. All of the remaining vesting provisions of the SARs are unchanged. The Company estimated the fair value of each SAR on the modification date using the Black-Scholes option-pricing model. As of the modification date, the fair value for the outstanding SARs was $1.02 per share granted.
The following assumptions were used to value SARs on the modification date:

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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of stock-based compensation expense charges on the Company’s operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss before income taxes	$876	$4,169	$2,535	$8,922
Net loss	$705	$3,385	$1,980	$7,236
Loss per common share:
Basic loss per common share	$0.02	$0.09	$0.05	$0.19
Diluted loss per common share	$0.02	$0.09	$0.05	$0.19
10. Commitments and Contingencies
Vessel Construction
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels based on the shipyard's statements that it would be more than one year late in the delivery of the vessels, among other reasons. On October 2, 2018, the shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana, or the Gulf Island Litigation. The shipyard claims that the Company's termination was improper and that the shipyard should be permitted to complete construction of the vessels. Alternatively, the shipyard asserts that if the termination was proper, the Company would owe the shipyard compensation for unpaid work. The Company has responded to the suit and has alleged counter-claims. The Company intends to vigorously defend against the shipyard’s claims and considers them to be without merit. The shipyard has frustrated the Company's ability to complete the vessels at a replacement shipyard by asserting that it has possessory rights over the vessels. The Company disputes these asserted possessory rights and believes that the detention of the vessels, over which the Company has title, is wrongful. On November 5, 2019, the district court denied a preliminary motion for summary judgment to require the shipyard to release its possession of the vessels, which may delay further the ability to complete the vessels at a completion shipyard. Because of the shipyard's detention of the vessels, the timeframe in which the vessels can be completed at a replacement shipyard is also uncertain. The Company received performance bonds from sureties. The sureties have denied the Company's claim under the bonds, but did authorize the Company to select a completion yard and, subject to a reservation of rights, offered to fund the cost to complete the vessels in excess of their contract price of up to the full amount of the performance bond. The Company rejected the sureties' conditional and non-conforming offer.

As of the date of termination of the construction contracts, these two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. These projected delivery dates were subsequently amended, for guidance purposes, to be the second and third quarters of 2020. Due to the continued uncertainty of the timing and location of future construction activities, the Company is now updating its forward guidance for the delivery dates related to these vessels to be the second and third quarters of 2021, respectively. However, the timing of the remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $22.9 million and $35.8 million are currently expected to be incurred in fiscal 2020 and fiscal 2021, respectively. The foregoing amounts do not reflect any potential additional payments to the shipyard in respect of the aforementioned claim. From the inception of this program through September 30, 2019, the Company had incurred $1,276.3 million, or 95.6%, of total expected project costs.

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
11. Income Taxes
The effective tax benefit rate for the nine months ended September 30, 2019 and 2018 was 21.9% and 18.9%, respectively. The Company's effective tax rate differs from the federal statutory rate due to the establishment of valuation allowances in 2019 and 2018 for state net operating loss, foreign tax credit carryforwards, and nondeductible interest based upon management's conclusion that it is more likely than not such losses and credits will not be realized by their expiration dates. The Company's income tax benefit rate for the nine months ended September 30, 2019 was higher than the benefit rate from the nine months ended September 30, 2018, because of the reversal of a portion of valuation allowances on state net operating loss carryforwards that the Company now believes will be utilized, due to state law changes in June 2019.
During the nine months ended September 30, 2019, the Company adopted ASU 2018-02 and has elected to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act from accumulated comprehensive income to retained earnings. As a result, a reduction in retained earnings and an increase in accumulated other comprehensive income of $1.9 million was recorded in the nine months ended September 30, 2019.
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
The Company is obligated under certain operating leases for shore-based facilities, office space and temporary housing. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably likely that it will exercise. Some leases may require variable lease payments such as real estate taxes and maintenance expenses. These costs are expensed in the period in which they are incurred. None of the Company's leases contain any residual value guarantees. The Company recorded $3.0 million of expense related to leases in general and administrative and operating expenses during the nine months ended September 30, 2019. The expense recorded for short-term leases was $0.4 million during the nine months ended September 30, 2019.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2019, the Company recorded operating cash outflows from operating leases of $2.7 million.
Annual maturities of operating lease liabilities under non-cancelable leases with terms in excess of one year, as of September 30, 2019, are as follows (in thousands):

Nine Months Ended September 30, 2019
Remainder of 2019	$746
2020	3,073
2021	3,003
2022	3,065
2023	3,122
Thereafter	43,873
Total lease payments	56,882
Less: imputed interest	30,347
Total operating lease liabilities	$26,535

Weighted-average remaining lease term (in years)	17.3
Weighted-average discount rate	9.0%

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
General
During the third quarter of 2019, oil prices remained in a range of $50 to $60 per barrel for WTI and Brent. Crude prices still remain below the average prevailing prices between 2005 and late 2014. The sustained decrease in oil prices since 2014 caused major, international and independent oil companies with deepwater operations to significantly reduce their offshore capital spending budgets for the worldwide exploration or production of oil since 2015. Less spending by our customers combined with a global oversupply of OSVs for current market conditions, including high-spec OSVs in our core markets, have resulted in significant reductions in our dayrates and utilization.
The principal question facing the offshore oilfield-related industry is the duration of the current downturn in offshore activities. Our current view is that market conditions in the Greater GoM Operating Region have begun to rebound, however conditions in the third quarter of 2019 reflected little improvement and have not yet resulted in better utilization or pricing for our active fleet of OSVs. In fact during the third quarter of 2019, utilization and effective dayrates for our OSVs worsened over the sequential and prior year quarters. Oil price improvement appears unlikely in the near-term due to continued slower global demand and sustained over supply. Additionally, global economic uncertainty, driven by events such as a trade-war involving the United States and major trading partners, could negatively impact global economic conditions or oil markets.
Against this backdrop, the primary challenge confronting us has been, and continues to be, the ability to repay our senior notes maturing in 2020 and 2021. The maturity of our 2020 senior notes falls within the twelve-month period following the issuance of our financial statements, which we are required to evaluate as part of our assessment of the Company's ability to continue as a going concern. We continue to believe that we have adequate liquidity to fund our operations through at least March 2020. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels, coupled with the refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of the 2020 senior notes and the 2021 senior notes as they mature in 2020 and 2021, respectively. Recently, we have engaged in discussions with advisors to and members of an ad hoc group of holders of our 2020 and 2021 notes. These discussions, while positive, are preliminary and we cannot provide assurance that these discussions will result in an acceptable arrangement. As part of our efforts to negotiate an arrangement with holders of our 2020 and 2021 senior notes, we have established a Special Committee of our Board of Directors.
While third quarter 2019 market conditions remained soft and affected our utilization and pricing for OSVs, we continue to observe leading indicators that signal the potential for improved conditions - including larger offshore capital budget announcements by our customers, a growth in the number of final investment decisions, or FIDs, made public by our customers for offshore projects, recently announced deepwater discoveries, a growing contract backlog announced by several drilling contractors and increased customer inquiries for our services, principally in the Greater GoM Operating Region. During the third quarter of 2019, we did not observe any noticeable change in the anticipated supply of high-spec U.S.-flagged OSVs. In the U.S. GoM, two high-spec OSVs have been delivered into the domestic market so far this year. We expect one additional high-spec OSV to be delivered into domestic service in 2019 and one high-spec OSV to be delivered into domestic service in the first quarter of 2020. We do not anticipate significant growth in the supply of high-spec U.S.-flagged OSVs beyond the currently anticipated level of 179 of such vessels by the first quarter of 2020. We continue to monitor the overhang of the dormant supply of stacked U.S.-flagged high-spec OSVs. There are approximately 75 stacked domestic vessels and all of these vessels will require intermediate or special surveys in order to return to service. We believe that the cost to industry participants to reactivate high-spec OSVs, including survey costs, crewing costs, training costs and unanticipated events, will range between $2 million and $5 million per vessel, on average.
During the third quarter of 2019, there was an average of 26.3 floating rigs working in the Greater GoM Operating Region. We see an additional one to two incremental floaters that will begin working in the Greater GoM Operating Region through the end of 2019. While we do not expect that all of these units will work at the same time or that all units currently working will continue to work; overall we view these developments as favorable for market conditions going forward. We believe that these improved regional demand drivers will create increased opportunities for our fleet of new generation OSVs. Once the current supply and demand fundamentals return to more normal conditions, our results from operations should improve.
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
Since October 1, 2014, we stacked OSVs and MPSVs on various dates. As of September 30, 2019, as well as October 30, 2019, we had 35 OSVs and two MPSVs stacked and such stacked vessels represent 50% of our fleetwide vessel headcount, and 37% of our total OSV and MPSV deadweight tonnage. The Company plans to reactivate one 265 class OSV during the fourth quarter of 2019 and one MPSV during the first quarter of 2020. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
In order to support customer requirements in Mexico, and based on our long-term view that Mexico will continue to invest directly or allow foreign investment in its offshore energy sector, and increasingly in deepwater prospects, we elected to Mexican-flag four HOSMAX 300 class OSVs, two 280 class OSVs, two

240 class OSVs and one MPSV since January 1, 2018. At present, our Mexican-flagged fleet is comprised of eight high-spec OSVs, five low-spec OSVs and one MPSV, which is the second largest concentration of vessels we have committed to any single national market. Mexico has undergone significant transformation as a market for offshore energy over the last several years. More recently, Mexico's newly elected president has announced an intention to roll-back some of the energy reforms that have created more opportunities for international oil companies, or IOCs, to operate in Mexico. The current administration appears to favor allowing Pemex, as opposed to IOCs, to unlock Mexico's offshore energy resources. We are monitoring the manner in which these policies develop. We have a long-standing relationship with Pemex as well as with the IOCs that have recently entered Mexico. We expect Mexico to continue to refine energy policies that are appropriate to its national objectives.
In Brazil, we presently own and operate one Brazilian-flagged high-spec OSV. We have flexibility under Brazilian law to import and flag into Brazilian registry an additional vessel of similar DWT. We also own and operate one Vanuatu-flagged MPSV currently working in Brazil as a flotel. Brazil is the single largest deepwater market in the world. Recent measures to expand the role of IOCs in its “pre-salt” prospects are taking hold and we believe Brazilian activity in the offshore energy space will be a significant contributor to the overall recovery in global offshore E&P activities.
Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for 18 foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of September 30, 2019, our 31 active new generation OSVs, six active MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM (1)	20
Other U.S. coastlines (2)	5
25
Foreign
Other Latin America	2
Caribbean	2
Brazil	2
Mexico	10
16
Total Vessels (3)	41

(1) Includes two owned vessels supporting the military.
(2) Includes one owned and four managed vessels supporting the military
(3) Excluded from this table are 35 new generation OSVs and two MPSVs that were stacked as of September 30, 2019.

Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based on available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. We continually assess the carrying value of our vessels as discussed below.

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
We presently review the carrying values of our vessels for impairment using the following asset groups: OSVs and MPSVs. We believe that these two vessel groups are appropriate because our vessels are highly mobile among disparate geographies and are directed centrally from our headquarters. Our OSVs share multiple forms of direct and indirect common costs and are marketed on a portfolio basis as an integrated (multi-vessel) marine solution to our customers primarily supporting drilling and exploration activities in various deepwater and ultra-deepwater markets worldwide to our customers. We manage, market, operate and maintain our vessels in a unified manner because we are performing the same services to the same client group across the same geographic regions - i.e., primarily the transportation of the same fungible types of cargo. We believe that our unified approach to operating the vessels within each group is among the most important factors and strategic advantages that drive our customers to utilize our vessels, irrespective of the type or size of vessel that the customer requires on a given engagement. Therefore, management has concluded that the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities is at the OSV and MPSV groupings.
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
If events or changes in circumstances as set forth above were to indicate that the asset group’s carrying amount may not be recoverable over the vessels' useful lives for such groups, we would then be required to estimate the future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the sum of the expected future undiscounted cash flows was determined to be less than the carrying amount of the vessels, we would be required to reduce the carrying amount to fair value. Examples of events or changes in circumstances that could indicate that the recoverability of the carrying amount of our asset groups should be assessed might include a significant change in regulations such as OPA 90, a significant decrease in the market value of the asset group and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset group.
During the second quarter of 2016, we identified indicators of impairment relating to our vessels as a result of operating losses occurring for the first time in the our history due to the rapid decline in market conditions. In accordance with GAAP, we calculated the undiscounted cash flows using a probability weighted forecast for each of our asset groups over their respective remaining useful lives. Included in the cash flow projections were assumptions related to the current mix of active and stacked vessels, the estimated timing of stacked vessels returning to active status along with projected dayrates, operating expenses and overhead expenses related to each of the groupings. We view vessel stackings as a temporary status and a prudent business strategy. Stacking vessels does not imply that we have ceased marketing such vessels or intend to never reactivate such vessels when market conditions improve. In fact, we have unstacked vessels in recent quarters and will continue to do so as warranted. The total of the undiscounted cash flows was greater than the net book values of our asset groups and, therefore, we concluded that we did not have an impairment of our long-lived assets as of June 30, 2016, and in such analysis, noted a significant cushion for each of our asset groups as a result of the long remaining useful lives of our vessels.
While we have not observed any new impairment indicators since the second quarter of 2016, each quarterly period, we assess whether there are any new indicators present and whether there have been any events or developments that would indicate that our most recent undiscounted cash flow analysis warrants being updated to reflect a change in inputs or assumptions. We have reviewed and updated, as necessary, the assumptions used in determining our undiscounted cash flow projections for each asset group to reflect current and projected market conditions, and also prepared and updated our sensitivity analysis relating to such assumptions. After reviewing the result of our most recent undiscounted cash flow projections, which were prepared in mid-2019, we have determined that each of our asset groups continues to have sufficient projected undiscounted cash flows to recover the remaining book value of our long-lived assets within such group. In the development of the undiscounted cash flows, in addition to the previously discussed considerations above and in light of current market conditions, we estimate the length of time it will take for the market to absorb our stacked vessels such that we can return those vessels to active status. Any significant revisions to this estimate would have the greatest impact in the development of the undiscounted cash flows. However, as part of our most recent analysis, we determined that if we extended the downturn (and, thus, the unstacking of vessels) by two years from the most recent estimate, this would reduce our undiscounted cash flows by less than 15%, still providing us with substantial excess undiscounted cash flow coverage of the assets’ net book values given the length of remaining useful lives for the assets. Further, we also perform a look-back analysis each quarter to compare our actual performance to that of our most recently prepared undiscounted cash flow analysis. In each case since June 2016, we have noted that our actual quarterly performance has outperformed the applicable estimated undiscounted cash flow calculations used in completing the latest impairment analysis for such comparable period. See Note 6 of our consolidated financial statements included herein for further discussion. We will continue to closely monitor market conditions and potential impairment indicators as long as this market downturn persists.
Our other significant accounting policies and estimates are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Offshore Supply Vessels:
Average number of new generation OSVs (1)	66.0	66.0	66.0	64.0
Average number of active new generation OSVs (2)	31.0	26.3	30.3	22.4
Average new generation OSV fleet capacity (DWT)	238,845	238,783	238,845	229,260
Average new generation OSV capacity (DWT)	3,619	3,618	3,619	3,584
Average new generation OSV utilization rate (3)	23.4%	26.1%	29.4%	24.7%
Effective new generation OSV utilization rate (4)	49.9%	65.4%	63.9%	70.5%
Average new generation OSV dayrate (5)	$19,750	$19,446	$18,600	$19,097
Effective dayrate (6)	$4,622	$5,075	$5,468	$4,717

(1)
We owned 66 new generation OSVs as of September 30, 2019. Excluded from this data are eight MPSVs owned and operated by the Company, four non-owned vessels managed for the U.S. Navy. and two MPSV newbuilds currently under construction.

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

The following table reconciles cash flows used in operating activities to EBITDA for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
EBITDA Reconciliation to GAAP:
Net cash flows used in operating activities	$(23,617)	$1,878	$(72,277)	$(25,776)
Cash paid for deferred drydocking charges	7,395	3,882	23,000	7,233
Cash paid for interest	24,131	10,724	63,318	40,028
Cash paid for (refunds of) taxes	391	283	369	933
Changes in working capital	(8,027)	(7,405)	(7,230)	(4,248)
Stock-based compensation expense	(876)	(4,169)	(2,535)	(8,922)
Loss on early extinguishment of debt, net	—	—	(71)	—
Gain (loss) on sale of assets	7	25	62	55
Changes in other, net	(1,328)	(39)	(1,405)	(88)
EBITDA	$(1,924)	$5,179	$3,231	$9,215
The following table provides the detailed components of EBITDA as we define that term for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of EBITDA:
Net loss	$(41,404)	$(31,183)	$(109,967)	$(94,928)
Interest, net
Debt obligations	22,249	16,548	61,970	46,894
Interest income	(1,314)	(531)	(3,349)	(1,693)
Total interest, net	20,935	16,017	58,621	45,201
Income tax benefit	(10,047)	(7,223)	(30,783)	(22,152)
Depreciation	24,559	24,843	73,987	74,121
Amortization	4,033	2,725	11,373	6,973
EBITDA	$(1,924)	$5,179	$3,231	$9,215
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
The following table provides certain detailed adjustments to EBITDA, as we define that term, for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss on early extinguishment of debt, net	$—	$—	$71	$—
Stock-based compensation expense	876	4,169	2,535	8,922
Interest income	1,314	531	3,349	1,693

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

Summarized financial information for the three months ended September 30, 2019 and 2018, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$24,965	$36,238	$(11,273)	(31.1)%
Foreign	18,718	13,163	5,555	42.2%
	43,683	49,401	(5,718)	(11.6)%
Non-vessel revenues	9,147	9,067	80	0.9%
	52,830	58,468	(5,638)	(9.6)%
Operating expenses	41,131	38,203	2,928	7.7%
Depreciation and amortization	28,592	27,568	1,024	3.7%
General and administrative expenses	13,362	15,134	(1,772)	(11.7)%
	83,085	80,905	2,180	2.7%
Gain on sale of assets	7	25	(18)	(72.0)%
Operating loss	(30,248)	(22,412)	(7,836)	35.0%
Interest expense	22,249	16,548	5,701	34.5%
Interest income	1,314	531	783	>100.0%
Income tax benefit	(10,047)	(7,223)	(2,824)	39.1%
Net loss	$(41,404)	$(31,183)	$(10,221)	32.8%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues. Revenues for the three months ended September 30, 2019 decreased by $5.6 million, or 9.6%, to $52.8 million compared to the same period in 2018. Our weighted-average active operating fleet for the three months ended September 30, 2019 and 2018 was 37.0 and 33.3 vessels, respectively.
Vessel revenues decreased $5.7 million, or 11.6%, to $43.7 million for the three months ended September 30, 2019 compared to $49.4 million for the same period in 2018. The decrease in vessel revenues was primarily due to soft market conditions for our vessels. Revenues from our MPSV fleet decreased $3.0 million, or 16.3%, for the three months ended September 30, 2019 compared to the prior-year period. For the three months ended September 30, 2019, we had an average of 37.0 vessels stacked compared to 40.7 vessels stacked in the prior-year quarter. Average new generation OSV dayrates were $19,750 for the third quarter of 2019 compared to $19,446 for the same period in 2018. Our new generation OSV utilization was 23.4% for the third quarter of 2019 compared to 26.1% for the same period in 2018. Our new generation OSVs were stacked for an aggregate of 3,220 days during the third quarter of 2019 compared to 3,650 days for the same period in 2018. Excluding stacked vessel days, our new generation OSV effective utilization was 49.9% and 65.4% for the same periods, respectively. Domestic vessel revenues decreased $11.3 million from the year-ago quarter primarily due to soft market conditions for our vessels during the three months ended September 30, 2019. Foreign vessel revenues increased $5.6 million due to an additional MPSV operating in a foreign market during the three months ended September 30, 2019. Foreign vessel revenues for the third quarter of 2019 comprised 42.8% of our total vessel revenues compared to 26.6% for the year-ago period.
Non-vessel revenues increased $0.1 million, or 0.9%, to $9.2 million for the three months ended September 30, 2019 compared to $9.1 million for the same period in 2018. This increase is primarily attributable to higher revenues earned from vessel management services during 2019 compared to the year-ago period.

Operating Expenses. Operating expenses were $41.1 million, an increase of $2.9 million, or 7.7%, for the three months ended September 30, 2019 compared to $38.2 million for the same period in 2018. Operating expenses increased primarily due to a higher number of active vessels in our fleet during the three months ended September 30, 2019. Aggregate cash operating expenses are projected to be in the approximate annual range of $161.7 million to $166.7 million for the year ending December 31, 2019. Such cash operating expense estimate is exclusive of any additional repositioning expenses we may incur in connection with the potential relocation of more of our vessels into international markets or back to the GoM and any customer-required cost-of-sales related to future contract fixtures that are typically recovered through higher dayrates.
Depreciation and Amortization. Depreciation and amortization expense of $28.6 million was $1.0 million, or 3.7%, higher for the three months ended September 30, 2019 compared to the same period in 2018. Depreciation was in-line with the prior-year period. The increase in amortization expense of $1.3 million was primarily due to costs associated with the initial special surveys for vessels that were placed in service under the Company's fifth OSV newbuild program and costs associated with the drydocking of two vessels that were acquired in the second quarter of 2018. Depreciation expense is expected to increase from current levels when the two remaining vessels under our current newbuild program are placed in service. We expect amortization expense to increase temporarily whenever market conditions warrant reactivation of currently stacked vessels, which will then require us to drydock such vessels, and thereafter to revert back to historical levels.
General and Administrative Expense. G&A expense of $13.4 million was $1.8 million lower during the three months ended September 30, 2019 compared to the same period in 2018. The decrease was due to lower long-term incentive compensation expense during the three months ended September 30, 2019. Long-term incentive compensation expense was higher in the prior-year quarter primarily due to a "mark to market" adjustment on cash-settled stock-based awards to reflect the increase in our stock price during such quarter. The majority of these cash-settled stock-based awards were modified to settle in stock during the second quarter of 2019 at a price that was lower than such awards were valued during the three months ended September 30, 2018. This favorable variance was partially offset by higher bad debt reserves.
Operating Loss. Operating loss increased by $7.8 million to $30.2 million during the three months ended September 30, 2019 compared to the same period in 2018 for the reasons discussed above. Operating loss as a percentage of revenues was 57.3% for the three months ended September 30, 2019 compared to 38.3% for the same period in 2018.
Interest Expense. Interest expense of $22.2 million increased $5.7 million during the three months ended September 30, 2019 compared to the same period in 2018 due to additional interest expense associated with the issuance of additional first-lien and the second-lien term loans as well as the senior credit facility since the third quarter of 2018.
Interest Income. Interest income was $1.3 million during the three months ended September 30, 2019, which was $0.8 million higher than the same period in 2018. Our average cash balance increased to $211.0 million for the three months ended September 30, 2019 compared to $115.9 million for the same period in 2018. The average interest rate earned on our invested cash balances was 2.5% and 1.8% during the three months ended September 30, 2019 and 2018, respectively. The increase in average cash balance was primarily due to cash inflows associated with draws under our initial $300 million first-lien term loans, the $50 million expansion of such term loans and the senior credit facility since September 30, 2018. These inflows were partially offset by the repurchases of our 2019 convertible senior notes for cash during September 2019.
Income Tax Benefit. Our effective tax benefit rate was 19.5% and 18.8% for the three months ended September 30, 2019 and 2018, respectively. Our income tax benefit rate for the third quarter of 2019 was higher than the benefit rate from the third quarter of 2018 due to a reduction of net operating loss carryforward valuation allowances due to state tax law changes enacted during the second quarter of 2019. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $10.2 million for a reported net loss of $41.4 million for the three months ended September 30, 2019 compared to a net loss of $31.2 million for the same period during 2018. This unfavorable variance in net loss was primarily driven by higher operating loss and interest expense partially offset by a higher tax benefit rate in the three months ended September 30, 2019.

Summarized financial information for the nine months ended September 30, 2019 and 2018, respectively, is shown below in the following table (in thousands, except percentage changes):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$78,624	$104,998	$(26,374)	(25.1)%
Foreign	57,568	27,018	30,550	>100.0%
	136,192	132,016	4,176	3.2%
Non-vessel revenues	27,519	26,470	1,049	4.0%
	163,711	158,486	5,225	3.3%
Operating expenses	121,742	109,030	12,712	11.7%
Depreciation and amortization	85,360	81,094	4,266	5.3%
General and administrative expenses	38,378	40,255	(1,877)	(4.7)%
	245,480	230,379	15,101	6.6%
Gain on sale of assets	62	55	7	12.7%
Operating loss	(81,707)	(71,838)	(9,869)	13.7%
Loss on early extinguishment of debt, net	(71)	—	(71)	(100.0)%
Interest expense	61,970	46,894	15,076	32.1%
Interest income	3,349	1,693	1,656	97.8%
Income tax benefit	(30,783)	(22,152)	(8,631)	39.0%
Net loss	$(109,967)	$(94,928)	$(15,039)	15.8%
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues. Revenues for the nine months ended September 30, 2019 increased by $5.2 million, or 3.3%, to $163.7 million compared to the same period in 2018. Our weighted-average active operating fleet for the nine months ended September 30, 2019 and 2018 was 36.2 and 29.8 vessels, respectively.
Vessel revenues increased $4.2 million, or 3.2%, to $136.2 million for the nine months ended September 30, 2019 compared to $132.0 million for the same period in 2018. The increase in vessel revenues primarily resulted from improved market conditions for our OSVs and the addition of four OSVs to our operating fleet during the second quarter of 2018 partially offset by soft market conditions for our MPSVs. Revenues from our MPSV fleet decreased $11.9 million, or 23.9%, for the nine months ended September 30, 2019 compared to the prior-year period. For the nine months ended September 30, 2019, we had an average of 37.8 vessels stacked compared to an average of 42.2 vessels stacked in the prior-year period. Average new generation OSV dayrates were $18,600 for the first nine months of 2019 compared to $19,097 for the same period in 2018, a decrease of $497, or 2.6%. Our new generation OSV utilization was 29.4% for the first nine months of 2019 compared to 24.7% for the same period in 2018. Our new generation OSVs incurred 408 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 9,738 days during the first nine months of 2019. Excluding stacked vessel days, our new generation OSV effective utilization was 63.9% and 70.5% during the nine months ended September 30, 2019 and 2018, respectively. Domestic vessel revenues decreased $26.4 million from the year-ago period primarily due to lower revenue earned by our MPSVs operating domestically during the nine months ended September 30, 2019. Foreign vessel revenues increased $30.6 million. The increase in foreign revenues is attributable to an average of 4.7 additional vessels working in foreign locations during the current-year period. Foreign vessel revenues for the first nine months of 2019 comprised 42.3% of our total vessel revenues compared to 20.5% for the year-ago period.

Non-vessel revenues increased $1.0 million, or 4.0%, from the prior-year period. This increase is primarily attributable to higher revenues earned from vessel management services during the nine months ended September 30, 2019 compared to the year-ago period.
Operating Expenses. Operating expenses were $121.7 million, an increase of $12.7 million, or 11.7%, for the nine months ended September 30, 2019 compared to $109.0 million for the same period in 2018. Operating expenses were higher due to an increased number of active vessels in our fleet during the nine months ended September 30, 2019.
Depreciation and Amortization. Depreciation and amortization expense of $85.4 million was $4.3 million, or 5.3%, higher for the nine months ended September 30, 2019 compared to the same period in 2018. Depreciation was in-line with the prior-year period. Amortization expense increased $4.4 million, which was driven higher mainly by costs associated with the initial special surveys for vessels that were placed in service under the Company's fifth OSV newbuild program, costs associated with the drydocking of two vessels that were acquired in the second quarter of 2018 and the amortization of an intangible asset that was included with the acquisition of four OSVs in the second quarter of 2018.
General and Administrative Expense. G&A expense of $38.4 million was $1.9 million lower during the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in G&A expense was primarily attributable to lower long-term incentive compensation expense and legal fees. Long-term incentive compensation expense was lower primarily due to a "mark to market" adjustment on cash-settled stock-based awards to reflect the increase in our stock price during the nine months ended September 30, 2018. The majority of these cash-settled stock-based awards were modified to settle in stock during the second quarter of 2019 at a price that was lower than such awards were valued during the prior-year period. These favorable variances were partially offset by higher short-term incentive compensation expense and higher bad debt reserves.
Operating Loss. Operating loss increased by $9.9 million to an operating loss of $81.7 million during the nine months ended September 30, 2019 compared to the same period in 2018 for the reasons discussed above. Operating loss as a percentage of revenues was 49.9% for the nine months ended September 30, 2019 compared to 45.3% for the same period in 2018.
Loss on Early Extinguishment of Debt, Net. During the nine months ended September 30, 2019, we exchanged $142.6 million in face value of 2020 senior notes for $121.2 million of second-lien term loans and we exchanged $21.0 million in face value of our 2019 convertible senior notes for $19.9 million of first-lien term loans. In accordance with applicable accounting guidance, these debt-for-debt exchanges were accounted for as debt modifications, requiring the Company to defer the gains on such exchanges and record a loss on early extinguishment of debt of $3.7 million related to deal costs for the exchanges. During the nine months ended September 30, 2019, we arranged for the repurchase of $52.9 million of our outstanding 2019 convertible senior notes for an aggregate total of $47.6 million of cash. We recorded a net gain on early extinguishment of debt of $3.6 million ($2.9 million or $0.08 per diluted share after-tax) related to these repurchases.
Interest Expense. Interest expense of $62.0 million was $15.1 million higher than the same period in 2018 due to incremental interest expense associated with the issuance of additional first-lien and the second-lien term loans as well as the senior credit facility since the third quarter of 2018.
Interest Income. Interest income was $3.3 million during the nine months ended September 30, 2019, which was $1.7 million higher than the same period in 2018. Our average cash balance increased to $191.9 million for the nine months ended September 30, 2019 compared to $153.7 million for the same period in 2018. The average interest rate earned on our invested cash balances was 2.3% and 1.5% during the nine months ended September 30, 2019 and 2018, respectively. The increase in average cash balance was primarily due to cash inflows associated with draws under our initial $300 million first-lien term loans and the $50 million expansion of such term loans as well as the senior credit facility since September 30, 2018. These inflows were partially offset by the repurchases of our 2019 convertible senior notes for cash during the nine months ended September 30, 2019.

Income Tax Benefit. Our effective tax benefit rate was 21.9% and 18.9% for the nine months ended September 30, 2019 and 2018, respectively. Our income tax benefit for the nine months ended September 30, 2019 was higher than the benefit rate from the nine months ended September 30, 2018 due to a reduction of net operating loss carryforward valuation allowances due to state tax law changes enacted during the second quarter of 2019. Our income tax benefit primarily consisted of deferred taxes. Our income tax rate differs from the federal statutory rate primarily due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $15.0 million for a reported net loss of $110.0 million for the nine months ended September 30, 2019 compared to a net loss of $94.9 million for the same period during 2018. This unfavorable variance in net loss was primarily driven by increased operating expenses for our vessels and interest expense, partially offset by increased revenue earned by such OSVs during the nine months ended September 30, 2019.
Liquidity and Capital Resources
As of September 30, 2019, we had total cash and cash equivalents of $136.4 million and restricted cash of $56.5 million. We are currently in compliance with all applicable covenants under our senior credit facility, our term loan agreements and the indentures governing our senior notes.
We have $350 million of first-lien term loans that mature in June 2023 and have $121 million in second-lien term loans that mature in February 2025, which are all guaranteed by our significant domestic subsidiaries other than Hornbeck Offshore Services, LLC, which is the Co-Borrower under the term loan agreements, and certain of our foreign subsidiaries. The term loan agreements contain customary representations and warranties, covenants and events of default, but only one maintenance covenant, which is a $25 million minimum liquidity requirement. On June 28, 2019, we entered into a $100.0 million senior credit facility. The senior credit facility is guaranteed by certain of our domestic and foreign subsidiaries and contains customary representations and warranties, covenants and events of default. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of the first-lien term loans, second-lien term loans and the senior credit facility.
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
We regularly review all of our debt agreements, including the agreements governing the senior credit facility, first-lien term loans and second-lien term loans, as well as our liquidity position and projected future cash needs. Despite volatility in commodity prices, we remain confident in the long-term viability of our business model upon improvement in market conditions. Since the fall of 2014, our liquidity has been impacted by low oil and natural gas prices, which together with oil and natural gas being produced in greater volumes onshore, has impacted the extent of offshore exploration and development activities, resulting in lower than normal cash flow from operations. However, we project that, even with the current depressed operating levels, cash generated from operations together with cash on-hand should be sufficient to fund our operations and commitments through at least March 31, 2020. We also believe that we will be able to fund all of the deferred maintenance capital expenditures that will be required upon reactivation of our stacked vessels when market conditions improve with existing sources of liquidity. We have two tranches of funded senior unsecured debt outstanding that mature in fiscal years 2020 and 2021, respectively. However, absent the combination of a significant recovery of market conditions such that cash flow from operations were to increase materially from currently projected levels coupled with the refinancing and/or further management of our funded debt obligations, we do not currently expect to have sufficient liquidity to repay the full amount of our 2020 senior notes and 2021 senior notes as they mature in fiscal years 2020 and 2021, respectively. We continue to implement our on-going plan to address these maturities as they become due, including efforts in connection with the refinancing of our 2020 and 2021 senior notes. The issuance of first-lien term loans and second-lien term loans were significant measures that enabled us to be in a position to repay the remaining balance of our 2019 convertible notes in full at maturity and significantly reduce the amount of face value outstanding of our 2020 senior notes from $367 million to $224 million. Our $100 million senior credit facility entered into in June 2019 was the latest step in that iterative process. Based on continuing discussions with existing and potential lenders, we are optimistic that we will be able to successfully implement this plan. However, we recognize that our plan depends on the actions of these third parties, including reaching an agreement with existing senior note holders and/or obtaining new sources of liquidity, and, therefore, we are unable at this time to conclude that such plan is reasonably certain of being achieved. Moreover, refinancing in the current climate is not likely to be achievable on terms that are in-line with our pre-downturn cost of debt capital. We remain fully cognizant of the challenges currently facing the offshore oil and gas industry and are proactively taking steps to protect the business enterprise.
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
Events beyond our control, such as sustained low prices for oil and natural gas, a further significant decline in such commodity prices, renewed regulatory-driven delays in the issuance of drilling plans and permits in the Greater GoM Operating Region, declines in expenditures for offshore exploration, development and production activity, any extended reduction in domestic consumption of refined petroleum products and other reasons discussed under the "Forward Looking Statements" on page ii and "Item 1A—Risk Factors" of our Annual Report on Form 10-K, may affect our financial condition, results of operations or cash flows in the future. Should the need for additional financing arise, we may not be able to access the capital markets on attractive terms at that time or otherwise obtain sufficient capital to meet our maturing debt obligations or finance growth opportunities that may arise. We will continue to closely monitor our liquidity position, as well as the state of the global capital and credit markets. See further discussion in the Contractual Obligations section below.
Cash Flows
Operating Activities. Historically, we have relied primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used in operating activities were $72.3 million for the nine months ended September 30, 2019 compared to cash flows used in operating activities of $25.8 million for the same period in 2018. Operating cash flows for the first nine months of 2019 were unfavorably affected by weak market conditions for our vessels operating worldwide and higher cash outflows associated with the regulatory recertifications for our active vessels.
Investing Activities. Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2019 compared to $51.9 million for the same period in 2018. Cash used during the first nine months of 2019 consisted primarily of construction costs paid for our fifth OSV newbuild program, as well as capital improvements to our operating fleet. Cash used during the first nine months of 2018 consisted primarily of the purchase of four high-spec Jones Act-qualified OSVs and related equipment from Aries Marine Corporation.
Financing Activities. Net cash provided by financing activities was $44.3 million for the nine months ended September 30, 2019 compared to $0.3 million of net cash used in financing activities for the same period in 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 resulted from net proceeds from the senior credit facility and the incremental first-lien term loans, partially offset by the repurchase of the remainder of the 2019 convertible senior notes on their due date.
Contractual Obligations
Debt
As of September 30, 2019, the Company had the following outstanding debt (in thousands, except effective interest rate):

	Total Debt	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $487 (1)	$223,826	6.08%	$6,589	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $1,446 (1)	448,554	5.21%	11,250	March 1 and September 1
First-lien term loans due 2023, plus deferred gain of $13,913, net of original issue discount of $3,310 and deferred financing costs of $3,491 (2)	357,112	9.05%	2,728	Variable
Second-lien term loans due 2025, including deferred gain of $19,460	140,695	9.50%	2,879	January 31, April 30, July 31, and October 31
Senior credit facility, net of deferred financing costs of $5,969 (3)	94,031	7.10%	611	Monthly
	$1,264,218

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien term loan is variable based on a base rate at the Company's election, plus an applicable margin, which is currently 7.00%. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on September 30, 2019. Please see Note 8 for further discussion of the variable interest rate applicable to the first-lien term loans.

(3)
The interest rate on the senior credit facility is variable based on 30-day LIBOR plus a fixed margin of 5.00%. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was in effect on September 30, 2019. Please see Note 8 for further discussion of the variable interest rate applicable to the senior credit facility.

The credit agreements governing our senior credit facility, our first-lien term loans and second-lien term loans and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the nine months ended September 30, 2019, we were in compliance with all applicable financial covenants. We continuously review our debt covenants and report to the agents for the lenders of our first-lien term loans and second-lien term loans our compliance with all applicable covenants on a quarterly basis and we report to the agent of our senior credit facility our compliance with the applicable covenants on a monthly basis. We also consider such covenants in evaluating transactions that will have an effect on our financial ratios.
Growth Capital Expenditures and Related Commitments
During the first quarter of 2018, the Company notified the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program that it was terminating the construction contracts for such vessels. See additional discussion in Note 10 of our consolidated financial statements included herein for further discussion and in Legal Proceedings.
The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $22.9 million and $35.8 million are currently expected to be incurred in fiscal 2020 and fiscal 2021, respectively. As of the date of termination, these two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. These projected delivery dates were subsequently amended, for guidance purposes, to be the second and third quarters of 2020. Due to the continued uncertainty of the timing and location of future construction activities, the Company is now updating its forward guidance for the delivery dates related to these vessels to be the second and third quarters of 2021, respectively. The Company has not revised its estimate of the cost to complete the vessels to reflect the disputed claims asserted by the shipyard.

In addition, the Company has not included any potential costs to complete the vessels in excess of the original contract price that may not be covered by surety bonds due to the sureties' denial of claims or for any other reasons. The timing of remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through September 30, 2019, the Company had incurred $1,276.3 million, or 95.6%, of total expected project costs. During the nine months ended September 30, 2019, the Company incurred $2.2 million related to the construction of these vessels.
Maintenance and Other Capital Expenditures
The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three and nine months ended September 30, 2019 and 2018, respectively, and a forecast for the fiscal year ending December 31, 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2019	2018	2019	2018	2019
	Actual	Actual	Actual	Actual	Forecast
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges (1)	$7.4	$3.9	$23.0	$7.3	$33.4
Other vessel capital improvements (2)	0.2	1.7	1.2	5.8	2.1
	7.6	5.6	24.2	13.1	35.5
Other Capital Expenditures
Commercial-related capital expenditures (3)	—	0.1	0.2	5.5	2.3
Non-vessel related capital expenditures (4)	0.1	—	0.4	0.1	0.5
	0.1	0.1	0.6	5.6	2.8
Total	$7.7	$5.7	$24.8	$18.7	$38.3

(1)	Deferred drydocking charges for 2019 include the projected recertification costs for 18 OSVs and five MPSVs.

(2)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services through and beyond the maturity of any of the Company's long-term debt; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weakness in capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the Company’s inability to successfully complete the final two vessels of its current vessel newbuild program on-budget, including any failure or refusal by the issuer of performance bonds to honor the bond contract or to cover cost overruns that may result at a completion shipyard; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; the U.S. government's cancellation or non-renewal of the management, operations and maintenance contracts for non-owned vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; disputes with vendors; bureaucratic, administrative, operating or court-imposed barriers that prevent or delay vessels in foreign markets from going or remaining on-hire; administrative, judicial or political barriers to exploration and production activities in Mexico, Brazil or other foreign locations; disruption in the timing and/or extent of Mexican offshore activities or changes in law or governmental policy in Mexico that restricts or slows the pace of further development of its offshore oilfields; changes in law or governmental policy or judicial action in Mexico affecting the Company's Mexican registration of vessels; administrative or other legal changes in Mexican cabotage laws; other legal or administrative changes in Mexico that adversely impact planned or expected offshore energy development; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the Greater GoM Operating Region and other markets affecting the Company's MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success in unionizing any of the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign-sourced earnings and profits; the possible loss or material limitation of the Company's tax net operating loss carryforwards and other attributes due to a change in control, as defined in Section 382 of the Internal Revenue Code; or the inability of the Company to refinance or otherwise retire certain funded debt obligations that come due in 2020 and 2021; the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt permitted under the Company’s senior notes indentures and term loan agreements; or an adverse decision in any potential dispute involving the permissibility of the exchange of 2020 senior notes for second-lien term loans due February 2025. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, lack of liquidity in the capital markets or an increase in interest rates, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations owed to the Company, such as the failure of customers to fulfill their contractual obligations, if and when required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
On January 22, 2016, the Company initiated an arbitration demand in accordance with the vessel construction agreement dated November 14, 2011 with VT Halter Marine, Inc., or Halter, to construct ten 300 class OSVs as part of the Company’s fifth OSV newbuild program. On October 21, 2019, the arbitration panel awarded damages in the amount of $18.0 million related to the Company’s claims, offset by $2.1 million awarded to Halter for its counterclaims. Terms for the award require payment to be made within 60 days to avoid interest charges. Limited appeal rights are available to the parties.
During the first quarter of 2018, the Company notified Gulf Island Shipyards, LLC, or Gulf Island, the shipyard that was constructing the remaining two vessels in the Company's fifth OSV newbuild program, that it was terminating the construction contracts for such vessels based on the shipyard's statements that it would be more than one year late in the delivery of the vessels, among other reasons. On October 2, 2018, the shipyard filed suit against the Company in the 22nd Judicial District Court for the Parish of St. Tammany in the State of Louisiana. Gulf Island claims that it has the right to complete the vessels or, alternatively, the Company owes Gulf Island compensation for unpaid work. The Company disputes these claims and has asserted counter-claims against Gulf Island seeking to recover liquidated and other damages. The Company has also sued for conversion, claiming that Gulf Island has wrongfully detained the vessels in its possession, which has delayed the Company's ability to contract for their completion at a replacement shipyard. On November 5, 2019, the district court denied a preliminary motion for summary judgment to require the shipyard to release its possession of the vessels. The Company has also sued the sureties that issued performance bonds in respect of the shipbuilding contracts. The Company claims that the sureties wrongfully denied the Company's claims under the bonds and have refused to perform their obligations under the bonds. The Company has also claimed that the sureties' conduct has been in bad faith.
Item 1A—Risk Factors
The Company conducts business with the United States government. The sustainability and growth of this non-oilfield service-offering is affected by the continued employment of certain personnel by the Company. Given the uncertainty surrounding the Company's financial condition, there is a possibility that the Company's government customers may perceive a risk that personnel considered by such customers to be critical may no longer remain employed by the Company. Any action by the government in response to this perceived risk could adversely impact the Company's future business with the government, the growth of such business and any earnings and cash flows generated by such business.
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

*3.5	—	Amendment No. 2 to Fourth Restated Bylaws of the Company adopted effective November 7, 2019.

4.1	—
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

4.27	—
Third Supplemental Indenture, dated July 12, 2019 among Hornbeck OffshoreServices, Inc., the guarantors party thereto and Wells Fargo Bank, National Association,as trustee (to the indenture governing the 1.5% convertible Senior Notes due 2019).

4.28	—
Third Supplemental Indenture, dated July 12, 2019 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wilmington Trust, National Association, as successor trustee (to the indenture governing the 5.875% Senior Notes due 2020).

4.29	—
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

10.54†	—	Fifth Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 20, 2019.

*31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File
*	Filed herewith.
†	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: November 12, 2019	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer