Form 10-Q
period 2020-03-31
HORNBECK OFFSHORE SERVICES INC /LA
filed 2020-07-29
CIK 1131227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,958	$121,490
Accounts receivable, net of allowance for doubtful accounts of $4,008 and $3,987, respectively	51,214	66,995
Other current assets	25,993	20,510
Total current assets	136,165	208,995
Restricted cash	14,470	52,136
Property, plant and equipment, net	2,303,289	2,342,763
Deferred charges, net	36,110	35,915
Right of use assets	23,120	23,492
Other assets	7,105	5,586
Total assets	$2,520,259	$2,668,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,374	$30,093
Accrued interest	25,743	16,950
Accrued payroll and benefits	4,612	11,980
Current portion of long-term debt, including deferred net gain of $30,051 and $31,718, net of original issue discount of $2,859 and $3,084, and deferred financing costs of $6,603 and $10,292, respectively	1,216,137	1,263,890
Lease liabilities	2,738	2,953
Other accrued liabilities	12,587	11,618
Total current liabilities	1,278,191	1,337,484
Deferred tax liabilities, net	116,560	132,526
Lease liabilities	24,207	24,219
Other liabilities	1,514	2,213
Total liabilities	1,420,472	1,496,442
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 100,000 shares authorized; 39,639 and 38,096 shares issued and outstanding, respectively	396	381
Additional paid-in-capital	767,367	766,779
Retained earnings	350,584	408,789
Accumulated other comprehensive loss	(18,560)	(3,504)
Total stockholders’ equity	1,099,787	1,172,445
Total liabilities and stockholders’ equity	$2,520,259	$2,668,887

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenues:
Vessel revenues	$43,152	$45,252
Non-vessel revenues	9,658	8,784
	52,810	54,036
Costs and expenses:
Operating expenses	41,308	40,394
Depreciation	24,305	24,771
Amortization	4,810	3,611
General and administrative expenses	31,160	11,967
	101,583	80,743
Gain on sale of assets	—	26
Operating loss	(48,773)	(26,681)
Other income (expense):
Loss on early extinguishment of debt, net	(4,236)	(71)
Interest income	646	1,114
Interest expense	(20,750)	(19,726)
Other expense	(64)	(87)
	(24,404)	(18,770)
Loss before income taxes	(73,177)	(45,451)
Income tax benefit	(14,972)	(8,831)
Net loss	$(58,205)	$(36,620)
Loss per share:
Basic loss per common share	$(1.50)	$(0.97)
Diluted loss per common share	$(1.50)	$(0.97)
Weighted average basic shares outstanding	38,801	37,788
Weighted average diluted shares outstanding	38,801	37,788

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net loss	$(58,205)	$(36,620)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(15,056)	287
Total comprehensive loss	$(73,261)	$(36,333)

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2020	38,096	$381	$766,779	$408,789	$(3,504)	$1,172,445
Shares issued under employee benefit programs	1,543	15	(155)	—	—	(140)
Stock-based compensation expense	—	—	743	—	—	743
Net loss	—	—	—	(58,205)	—	(58,205)
Foreign currency translation loss	—	—	—	—	(15,056)	(15,056)
Balance at March 31, 2020	39,639	$396	$767,367	$350,584	$(18,560)	$1,099,787

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount
Balance at January 1, 2019	37,700	$377	$761,834	$549,475	$(3,760)	$1,307,926
Shares issued under employee benefit programs	175	2	(124)	—	—	(122)
Adoption of ASU 2018-02	—	—	—	(1,872)	1,872	—
Stock-based compensation expense	—	—	278	—	—	278
Net loss	—	—	—	(36,620)	—	(36,620)
Foreign currency translation income	—	—	—	—	287	287
Balance at March 31, 2019	37,875	$379	$761,988	$510,983	$(1,601)	$1,271,749

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,205)	$(36,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,305	24,771
Amortization	4,810	3,611
Stock-based compensation expense	745	975
Loss on early extinguishment of debt, net	4,236	71
Provision for bad debts	21	204
Deferred tax benefit	(11,965)	(8,749)
Amortization of deferred financing costs	1,261	1,836
Amortization of deferred gain	(1,667)	(1,355)
Gain on sale of assets	—	(26)
Changes in operating assets and liabilities:
Accounts receivable	13,928	(4,690)
Other current and long-term assets	(7,320)	(1,501)
Deferred drydocking charges	(6,867)	(9,300)
Accounts payable	(10,403)	4,476
Accrued liabilities and other liabilities	(7,413)	2,845
Accrued interest	8,794	(2,691)
Net cash used in operating activities	(45,740)	(26,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs incurred for OSV newbuild program	—	(3)
Net proceeds from sale of assets	—	26
Vessel capital expenditures	(1,517)	(522)
Non-vessel capital expenditures	(38)	(71)
Net cash used in investing activities	(1,555)	(570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from first-lien term loans	—	29,159
Repurchase of convertible notes	—	(47,310)
Redemption premium on senior credit facility	(1,500)	—
Payment of deferred financing costs	(81)	(5,524)
Repayment of senior credit facility	(50,000)	—
Net cash used in financing activities	(51,581)	(23,675)
Effects of exchange rate changes on cash	(1,322)	6
Net decrease in cash, cash equivalents and restricted cash	(100,198)	(50,382)
Cash, cash equivalents and restricted cash at beginning of period	173,626	224,936
Cash, cash equivalents and restricted cash at end of period	$73,428	$174,554
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,749	$19,507
Cash paid for (refunds of) income taxes	$288	$(1,338)
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Exchange of convertible notes for first-lien term loans	$—	$20,951
Exchange of senior notes for second-lien term loans	$—	$142,629

The accompanying notes are an integral part of these consolidated statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Hornbeck Offshore Services, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

Despite the Company's extensive efforts to negotiate and launch, on February 14, 2020, an out-of-court debt-for-debt exchange transaction to address its outstanding 2020 senior notes and 2021 senior notes, it became evident in March 2020 that an in-court process would be necessary to maximize value for the Company and its post-emergence stakeholders while positioning it for long-term success. In March and April 2020, the Company experienced multiple events of defaults under the existing 2020 senior notes and 2021 senior notes, which included non-payment of principal and interest on the 2020 senior notes, nonpayment of interest on the 2021 senior notes and related cross-defaults. Cross-defaults were also triggered under the Company’s existing senior credit agreement, first lien term loan agreement and second lien term loan agreement. The Company, together with the administrative agents and certain of its lenders under its existing senior credit agreement, first lien term loan agreement and second lien term loan agreement, and certain holders of the Company’s 2020 senior notes and 2021 senior notes entered into separate forbearance agreements, which were subsequently extended to May 19, 2020 pursuant to which such lenders and noteholders agreed to forbear from exercising certain of their rights and remedies with respect to certain defaults by the Company.

On May 19, 2020, in accordance with the RSA, the Company sought voluntary relief under chapter 11 of the United States Bankruptcy Code, or the Chapter 11 Cases, in the Bankruptcy Court and filed a proposed joint prepackaged plan of reorganization, or the Plan.

On June 19, 2020, after a confirmation hearing, the Bankruptcy Court entered a confirmation order approving the Plan. The Plan will become effective after the conditions to its effectiveness have been satisfied. The effect of the Plan is to de-lever the Company’s balance sheet through a conversion into equity or warrants or both of 1) a portion of the $350 million in first-lien term loans that mature in June 2023; 2) $121 million in second-lien term loans that mature in February 2025; 3) $224 million outstanding under the Company's 2020 senior notes indenture, and; 4) $450 million outstanding under the Company's 2021 senior notes indenture. The holders of first-lien term loans will also receive their pro rata portion of the new second-lien term loans that will be issued as part of the Exit Financings, as defined below. All pre-petition equity interests in the Company will be cancelled, released, and extinguished on the effective date of the Plan, and will thereafter be of no further force or effect.

Holders of other claims will either receive payment in full in cash or otherwise have their rights reinstated under the Bankruptcy Code, or such claims will be cancelled, released, discharged, and extinguished or be given such other treatment as set forth in the Plan. In addition, upon emergence from the Chapter 11 Cases, pursuant to a rights offering of shares of the Company’s new common stock, or the Rights Offering, the Company will receive from certain pre-petition secured and unsecured creditors an equity investment of $100 million. Additionally, the Company will enter into a new first-lien term loan in an aggregate principal amount to be determined in accordance with the Plan and will have a maturity date on the fourth anniversary of the Closing date. The Company will also enter into a new second-lien term loan in an aggregate principal amount to be determined in accordance with the Plan and a maturity date of March 31, 2026, or together with the new first-lien term loans, the Exit Financings.

The Company anticipates emerging from the Chapter 11 Cases upon receipt of certain governmental approvals from U.S. and other governmental authorities. The Company expects to receive the required approvals promptly following the completion by such governmental authorities of their reviews. In addition, the Company will be required to finalize the terms of the Exit Financings prior to emergence.
DIP Credit Agreement

In connection with the filing of the Plan, on May 22, 2020, the Debtors entered into a debtor-in-possession credit agreement on the terms set forth in a Superpriority Debtor-in-Possession Term Loan Agreement, or the DIP Credit Agreement, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, the lenders party thereto, or the DIP Lenders, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent, pursuant to which, the DIP Lenders agreed to provide us with loans in an aggregate principal amount not to exceed $75 million that, among other things, was used to repay in full the remaining $50 million in loans outstanding under the Company's Senior Credit Agreement on May 22, 2020, and to finance the Company's ongoing general corporate needs during the course of the Chapter 11 Cases.

The maturity date of the DIP Credit Agreement is six months following the effective date of the DIP Credit Agreement. The DIP Credit Agreement contains customary events of default, including events related to the Chapter 11 Cases, the occurrence of which could result in the acceleration of the Company's obligation to repay the outstanding indebtedness under the DIP Credit Agreement. The Company's obligations under the DIP Credit Agreement are secured by a first priority security interest in, and lien on, substantially all of its present and after-acquired property (whether tangible, intangible, real, personal or mixed) and has been guaranteed by all of the Company’s material subsidiaries. As of June 30, 2020, the Company has $75 million outstanding under the DIP Credit Agreement.
Going Concern
Since the second half of 2014, the offshore oil service sector has experienced difficult operating conditions due to the reduced price of oil. This low oil price environment caused many of the Company's customers to reduce their budgets for the worldwide exploration or production of oil. This reduced spending has negatively impacted the Company's financial results for the last six years. There is significant uncertainty surrounding when and by how much oil prices will recover, and whether that recovery will result in increased demand for the Company's services. As discussed in Note 7, the Company’s 2020 senior notes had scheduled maturities in April 2020 and the Company’s 2021 senior notes have scheduled maturities in March 2021. Despite the Company's extensive efforts to negotiate and launch an out-of-court debt-for-debt exchange transaction, after the advent of the COVID-19 pandemic and the oil price war in March 2020, it became evident that an in-court process would be necessary to maximize value for the Company and its post-emergence stakeholders while positioning us for long-term success.
On May 19, 2020, the Company initiated the Chapter 11 Cases in the Bankruptcy Court and on June 19, 2020, the Bankruptcy Court issued a confirmation order approving the Plan. While the Company anticipates emerging from its Chapter 11 proceedings, which is subject to consummation, as a result of the defaults under its credit agreements and the uncertainties surrounding the Chapter 11 Cases, substantial doubt exists as to our ability to continue as a going concern.
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
3. Recent Accounting Pronouncements

Standard	Description	Required Date of Adoption	Effect on the financial statements and other significant matters
Standards that have not been adopted
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"	This standard requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 requires modified retrospective application. Early adoption is permitted.	January 1, 2023	The Company believes that the implementation of this new guidance will not have a material impact on its consolidated financial statements.

ASU No. 2019-12, "Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes"	This standard modifies ASC 740 to simplify the accounting for income taxes by removing certain exceptions. Early adoption is permitted.	January 1, 2021	The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements.

ASU No. 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting"
The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.
		Effective upon issuance (March 12, 2020) and generally can be applied through December 31, 2022.	The Company believes that the implementation of this new guidance will not have a material impact on its consolidated financial statements.

4. Revenues from Contracts with Customers

The services that are provided by the Company represent a single performance obligation under the Company's contracts that are satisfied at a point in time or over time. Revenues are earned primarily by (1) chartering the Company's vessels, including the operation of such vessels, (2) providing vessel management services to third party vessel owners, and (3) providing shore-based port facility services, including the rental of land. The services generating these revenue streams are provided to customers based upon contracts that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The Company's vessel revenues, vessel management revenues and port facility revenues are recognized either at a point in time or over the passage of time when the customer has received or is receiving the benefit from the applicable service. Revenues are recognized when the performance obligations are satisfied in accordance with contractual terms and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the services rendered or rentals provided. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Invoices are typically billed to customers on a monthly basis and payment terms on customer invoices typically range 30 to 60 days.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2020, the Company has certain remaining performance obligations representing contracted vessel revenues for which work has not been performed and such contracts have an original expected duration of more than one year. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for such contracts was $8.2 million, of which $5.7 million and $2.5 million are expected to be recognized in 2020 and 2021, respectively. The Company has elected to apply the optional exemption for the disclosure of the remaining performance obligations for any of its revenue streams that are expected to have a duration of one year or less and, therefore, such amounts have not been disclosed.
Disaggregation of Revenues

For the three months ended March 31, 2020 and 2019, the Company recognized revenues as follows (in thousands):

	Three months ended March 31,
	2020	2019
Vessel revenues	$43,152	$45,252
Vessel management revenues	9,020	8,475
Shore-based facility revenues	638	309
	$52,810	$54,036

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
The table below reconciles the Company’s loss per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(58,205)	$(36,620)
Weighted average number of shares of common stock outstanding	38,801	37,788
Add: Net effect of dilutive stock options and unvested restricted stock (1)(2)(3)	—	—
Weighted average number of dilutive shares of common stock outstanding	38,801	37,788
Loss per common share:
Basic loss per common share	$(1.50)	$(0.97)
Diluted loss per common share	$(1.50)	$(0.97)

(1)
Due to a net loss, the Company excluded from the calculation of loss per share the effect of equity awards representing the rights to acquire 6,186 shares and 404 shares of common stock for the three months ended March 31, 2020 and 2019, respectively.

(2)
For the three months ended March 31, 2019, the 2019 convertible senior notes issued in August 2012 were not dilutive, as the average price of the Company’s stock was less than the effective conversion price of such notes. In September 2019, the Company repaid the remaining balance of the 2019 convertible senior notes in full upon their maturity. See Note 7 for further discussion. It was the Company's stated intention to redeem the principal amount of its 2019 convertible senior notes in cash and the Company used the treasury method for determining potential dilution in the diluted earnings per share computation.

(3)
Dilutive unvested restricted stock units are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. See Note 8 to these financial statements for further information regarding certain of the Company’s restricted stock grants.

6. Property, Plant and Equipment
Asset Impairment Assessment
In accordance with ASC 360, the Company periodically reviews long-lived asset valuations when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its long-lived assets by comparing the projected future undiscounted cash flows associated with the related long-lived asset group over their remaining estimated useful lives. If the sum of the estimated undiscounted cash flows are less than the carrying amounts of the asset group, the assets are written down to their estimated fair values based on the expected discounted future cash flows or appraised values attributable to the assets. The future cash flows are subjective and are based on the Company’s current assumptions regarding future dayrates, utilization, operating expense, direct overhead, and recertification costs that could differ from actual results.
During the three months ended March 31, 2020, the Company determined that it observed indicators of impairment related to its vessels. This was due to the rapid decline in the price of oil, which resulted from COVID-19 closures combined with a significant increase in production and the oil price war initiated by Saudi Arabia and Russia. The Company completed an undiscounted cash flow calculation on its vessels as of March 31, 2020. For the purpose of calculating the undiscounted cash flows, the Company grouped its vessels into two asset groupings, OSVs and MPSVs. The Company calculated the undiscounted cash flows using a probability weighted forecast for each of its asset groups over their respective remaining useful lives. Included in the cash flow projections were assumptions related to the current mix of active and stacked vessels, the estimated timing of stacked vessels returning to active status along with projected dayrates, operating expenses, direct overhead expenses and deferred drydocking expenditures related to each of the groupings. The Company views vessel stackings as a temporary status and a prudent business strategy. Stacking vessels does not imply that it has ceased marketing such vessels or never intends to reactivate such vessels when market conditions improve. After reviewing the results of this calculation, the Company determined that each of its asset groups has sufficient

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

projected undiscounted cash flows to recover the remaining net book value of its long-lived assets within such group.
In the development of the undiscounted cash flows, in addition to the previously discussed considerations outlined above and in light of current market conditions, the Company estimates the length of time it will take for the market to absorb its stacked vessels such that it can return those vessels to active status. Any significant revisions to this estimate would have the greatest impact in the development of the undiscounted cash flows However, as part of the asset impairment analysis, the Company determined that if the downturn (and, thus, the unstacking of vessels) was extended by two years from the most recent estimate, this would reduce its undiscounted cash flows by less than 10%, still providing us with substantial excess undiscounted cash flow coverage of the assets’ net book values given the length of remaining useful lives for the assets.
7. Debt
In March 2020 and subsequently, the Company experienced multiple events of defaults under the existing 2020 senior notes and 2021 senior notes, which included non-payment of principal and interest on the 2020 senior notes, nonpayment of interest on the 2021 senior notes and related cross-defaults. Cross-defaults were also triggered under the Company’s existing senior credit agreement, first lien term loan agreement and second lien term loan agreement. The Company, together with the administrative agents and certain of its lenders under its existing senior credit agreement, first lien term loan agreement and second lien term loan agreement, and certain holders of the Company’s 2020 senior notes and 2021 senior notes entered into separate forbearance agreements, which were subsequently extended to May 19, 2020 pursuant to which such lenders and noteholders agreed to forbear from exercising certain of their rights and remedies with respect to certain defaults by the Company. On May 19, 2020, the Company sought voluntary relief under chapter 11 of the United States Bankruptcy Code, or the Chapter 11 Cases, in the Bankruptcy Court and filed a proposed joint prepackaged plan of reorganization, or the Plan. On June 19, 2020, after a confirmation hearing, the Bankruptcy Court entered a confirmation order approving the Plan.
As of the dates indicated, the Company had the following outstanding debt (in thousands):

	March 31, 2020	December 31, 2019
5.875% senior notes due 2020, net of deferred financing costs of $37 and $262	$224,276	$224,051
5.000% senior notes due 2021, net of deferred financing costs of $961 and $1,203	449,039	448,797
First-lien term loans due 2023, including deferred gain of $12,158 and $13,040, and net of original issue discount of $2,859 and $3,084, and deferred financing costs of $3,019 and $3,256	356,280	356,700
Second-lien term loans due 2025, including deferred gain of $17,893 and $18,678	139,128	139,913
Senior credit facility, net of deferred financing costs of $2,586 and $5,571	47,414	94,429
	1,216,137	1,263,890
Less current maturities[1]	(1,216,137)	(1,263,890)
	$—	$—

(1) On March 2, 2020, the Company did not make the interest payment on the 2021 senior notes that was due on such date. As a result of this and cross-default language in its other debt obligations, the Company has determined that all of its debt should be presented as current.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company's cash interest payments (in thousands):

	Cash Interest Payments		Payment Dates
5.875% senior notes due 2020	$6,589		April 1 and October 1
5.000% senior notes due 2021	11,250	(1)	March 1 and September 1
First-lien term loans due 2023	2,679		Variable Monthly (2)
Second-lien term loans due 2025	2,879		January 31, April 30, July 31, and October 31
Senior credit facility	283		Variable Monthly (3)

(1)	An interest payment on the 2021 senior notes in the amount of $11,250 was due on March 2, 2020, but the Company did not make such interest payment.

(2)
The interest rate on the first-lien term loans is variable based on the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on March 31, 2020 plus an applicable margin, which is currently 7.00%. Please see further discussion of the variable interest rate below.

(3)
The interest rate on the senior credit facility is variable based on 30-day LIBOR plus a 5.00% margin. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was in effect on March 31, 2020. Please see further discussion of the variable interest rate below.

Senior Credit Facility
On June 28, 2019, the Company entered into a $100.0 million senior secured asset-based revolving credit facility, or the senior credit facility, under a Senior Credit Agreement by and among the Company, as Borrower, certain of the Company’s subsidiaries, as guarantors, certain lenders, and CIT Northbridge Credit LLC, or CIT, as Administrative Agent and Collateral Agent for the lenders (as amended or otherwise modified from time to time, the Senior Credit Agreement). The senior credit facility was guaranteed by certain of the Company's domestic and foreign subsidiaries and contains customary representations and warranties, covenants and events of default. The fully-funded senior credit facility was secured by first-priority liens on receivables, certain restricted and unrestricted cash accounts and related assets. The senior credit facility was comprised of two tranches that rebalanced each month based on the variable receivable-backed borrowing base. The unrestricted receivables-backed tranche was scheduled to mature in 2022, whereas the restricted cash-backed tranche was scheduled to mature in 2025. The receivables-backed tranche was available for use, subject to the completion of applicable eligibility review procedures, for working capital and general corporate purposes, including the refinancing or repayment of existing debt, subject to, among other things, compliance with certain requirements. The cash-backed tranche was permitted, over time, to rebalance to the receivables-backed tranche as eligible receivables increased. Borrowings under the senior credit facility accrued interest at a floating-rate LIBOR plus a fixed spread of 5.00% for the life of the facility.
On February 29, 2020, the Company made a cash payment of $50 million out of its restricted cash to fully satisfy CIT’s share of the existing obligations under the Senior Credit Agreement. As a result, the Company recorded a $4.2 million loss on extinguishment of debt ($3.3 million or $0.09 per diluted share after-tax) due to the write-off of deferred issuance costs and redemption premium. On March 31, 2020, the Company's restricted cash balance under the senior credit facility was $14.5 million. The Company classifies cash as restricted when there are legal or contractual restrictions on its withdrawal or usage. On May 22, 2020, with proceeds from the DIP Credit Agreement, the remaining $50 million in principal amount of the senior credit facility was paid in full.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The first-lien term loans are guaranteed by certain of the Company's domestic and foreign subsidiaries and are collateralized on a first-lien basis by certain deposit and securities accounts, 45 domestic high-spec OSVs and MPSVs and ten foreign high-spec OSVs, including a security interest in two pending MPSV newbuilds, and associated personalty, including liens on receivables, certain other unrestricted cash accounts and related assets that previously secured the senior credit facility on a first-lien basis.
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

Under the Company's confirmed plan, the first-lien term loans will be extinguished in exchange for equity of the reorganized Company and loans under a new second-lien term loan facility.
Second-Lien Term Loans
In February and March 2019, the Company completed two private offers and exchanged an aggregate of $142.6 million in face value of its 2020 senior notes for $121.2 million of second-lien term loans due 2025, or second-lien term loans, of the Company and the Co-Borrower. In accordance with applicable accounting guidance, this debt-for-debt exchange was accounted for as a debt modification. As a result, the Company recorded a loss on early extinguishment of debt of $2.4 million ($1.9 million or $0.05 per diluted share after-tax) primarily related to deal costs associated with these exchanges. As contemplated by and provided for under the agreement governing the first-lien term loans, the second-lien term loans were made pursuant to a Second Lien Term Loan Agreement entered into by the Company, the Co-Borrower, the lenders party thereto and the Administrative Agent and Collateral Agent. The second-lien term loans have a maturity date of February 7, 2025 and bear interest at a fixed rate per annum of 9.50%. The second-lien term loans are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are collateralized on a second-lien basis, subject to certain permitted liens, by a second-priority interest in the same collateral securing the Company’s first-lien term loans on a first-lien basis, including liens on receivables, certain unrestricted cash accounts and related assets that previously secured the senior credit facility on a first-lien basis.
Under the Company's confirmed plan, the second-lien term loans will be extinguished in exchange for equity of the reorganized Company.
Convertible Note Repurchases and Repayment
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Under the Company's confirmed plan, the 2020 senior notes will be extinguished in exchange for equity of the reorganized Company.
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
Under the Company's confirmed plan, the 2021 senior notes will be extinguished in exchange for equity of the reorganized Company.
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

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of its 2020 senior notes, 2021 senior notes, the first-lien term loans and the second-lien term loans by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a Level 2 of the three-level valuation hierarchy. The interest rate on the senior credit facility is variable and the Company has concluded that face value approximates fair value of such facility as of March 31, 2020.     As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	March 31, 2020 (4)			December 31, 2019
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5.875% senior notes due 2020	$224,313	$224,276	$21,310	$224,313	$224,051	$69,503
5.000% senior notes due 2021	450,000	449,039	36,000	450,000	448,797	123,748
First-lien term loans due 2023 (1)	350,000	356,280	296,625	350,000	356,700	341,906
Second-lien term loans due 2025 (2)	121,235	139,128	46,069	121,235	139,913	66,073
Senior credit facility (3)	50,000	47,414	50,000	100,000	94,429	100,000
	$1,195,548	$1,216,137	$450,004	$1,245,548	$1,263,890	$701,230

(1)	The carrying value of the first-lien term loans due 2023 includes a deferred gain of $12,158 less original issue discount and deferred financing costs of $5,878.

(2)	The carrying value of the second-lien term loans due 2025 includes a deferred gain of $17,893.

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

Superpriority Debtor-in-Possession Term Loan Agreement

For information concerning the Superpriority Debtor-in-Possession Term Loan Agreement, see Note 2.
Capitalized Interest
The Company did not capitalize any of its interest costs during the three months ended March 31, 2020 and 2019, respectively.
8. Incentive Compensation
Stock-Based Incentive Compensation Plan
On June 20, 2019, the Company received stockholder approval to increase the maximum number of shares available under its long-term incentive compensation plan by 7.0 million. The Company’s stock-based incentive compensation plan covers a maximum of 11.95 million shares of common stock that allows the Company to grant restricted stock awards, restricted stock unit awards, or collectively restricted stock, stock options, stock appreciation rights and fully-vested common stock to officers, other employees and directors. As a result of the approval to increase the number of shares available under this plan, the Company, which has the sole discretion in determining the method of settlement for awards granted under the plan, now has the ability and intent to settle certain awards using available shares. Accordingly, the classification of and accounting for 5.1 million outstanding phantom stock units, or PSUs, and 1.6 million stock appreciation rights, or SARs, were modified from cash-settled to stock-settled during the second quarter of 2019. These outstanding awards were granted to Company executives in 2017, 2018 and 2019 and to non-executive employees in 2019. After these modifications were completed, the Company has only 0.2 million awards outstanding that will settle in cash on their respective vesting

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

dates. The remaining vesting provisions of the modified awards were not impacted and, therefore, the Company determined the fair value of the awards on the date of the modification was the same as the date prior to the modification. There was no additional compensation expense recognized at the time of modification. As of March 31, 2020, there were 0.5 million shares available for future issuance to employees under the incentive compensation plan. The Company did not grant any new tranches of stock-based incentive compensation awards during the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company issued 1.5 million shares of common stock due to vesting of previously granted tranches of restricted stock. The issuance of shares of common stock under the incentive compensation plan was registered on Form S-8 with the Securities and Exchange Commission. The registration was terminated by the Company on June 18, 2020.
Under the Plan, all of the outstanding awards under the Company's long-term incentive compensation plan will be canceled, released and extinguished on the effective date of the Plan.
The financial impact of stock-based compensation expense related to the Company’s incentive compensation plan on its operating results are reflected in the table below (in thousands, except for per share data):

	Three Months Ended March 31,
	2020	2019
Income before taxes	$745	$975
Net income	$593	$786
Earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
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

As of March 2018, the date of termination of the construction contracts, these two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. These projected delivery dates were subsequently amended, for guidance purposes, to be the second and third quarters of 2020; and then later extended to be the second and third quarters of 2021. Due to the

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

continued uncertainty of the timing and location of future construction activities, the Company has now updated its forward guidance for the delivery dates related to these vessels to be the second and third quarters of 2022, respectively. However, the timing of the remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $22.9 million and $34.6 million is currently expected to be incurred in 2021 and 2022, respectively. The foregoing amounts do not reflect any potential additional payments to the shipyard in respect of the aforementioned disputed claim. From the inception of this program through March 31, 2020, the Company had incurred $1,277.5 million, or 95.7%, of total expected project costs.
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
10. Income Taxes
The effective tax benefit rate for the three months ended March 31, 2020 and 2019 was 20.5% and 19.4%, respectively. The Company's effective tax rate differs from the federal statutory rate due to the establishment of valuation allowances for state net operating losses, and foreign and other tax credit carryforwards, based upon management's conclusion that it is more likely than not such losses and credits will not be realized by their expiration dates.
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
The Company is obligated under certain operating leases for shore-based facilities, office space and temporary housing. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably likely that it will exercise. Some leases may require variable lease payments such as real estate taxes and maintenance expenses. These costs are expensed in the period in which they are incurred. None of the Company's leases contain any residual value guarantees. The Company recorded $1.1 million of expense related to leases in general and administrative and operating expenses during each of the three months ended March 31, 2020 and 2019, respectively. The expense recorded for short-term leases was $0.2 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2020 and 2019, the Company recorded operating cash outflows from operating leases of $0.8 million and $0.8 million, respectively.
Annual maturities of operating lease liabilities under non-cancelable leases with terms in excess of one year, as of March 31, 2020, are as follows (in thousands):

Three Months Ended March 31, 2020
Remainder of 2020	$2,118
2021	3,008
2022	3,083
2023	3,122
2024	2,744
Thereafter	41,711
Total lease payments	55,786
Less: imputed interest	28,841
Total operating lease liabilities	$26,945

Weighted-average remaining lease term (in years)	17.0
Weighted-average discount rate	9.0%

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2019. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements. In this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our” or like terms refer to Hornbeck Offshore Services, Inc. and its subsidiaries, except as otherwise indicated. Please refer to Item 5—Other Information for a glossary of terms used throughout this Quarterly Report on Form 10-Q.
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
General
During the first quarter of 2020, volatility in oil prices continued as WTI and Brent prices ranged from $15 to $70 per barrel. While we had expected generally improved market conditions to take hold during 2020, the outbreak and ensuing global pandemic related to COVID-19 silenced those expectations. A global decline in demand for oil resulting from COVID-19 economic closures combined with a temporary but significant increase in production and the related oil price war initiated by Saudi Arabia and Russia following the COVID-19 outbreak conspired to cause a collapse in oil prices during April 2020 that was unprecedented. While oil prices have recovered somewhat since then, there remains a significant overhang in supply and lingering weak demand on a global basis. The recent decrease in oil prices caused major, international and independent oil companies with deepwater operations to significantly reduce their offshore capital spending budgets for the worldwide exploration or production of oil and gas, prolonging the industry downturn that has prevailed since late 2014. Reduced spending by our customers combined with the already global oversupply of OSVs, including high-spec OSVs in our core markets, resulted in significant reductions in our dayrates and utilization. These factors ultimately resulted in our determination to seek bankruptcy protection on May 19, 2020. The principal question facing the offshore oilfield industry is the remaining duration of the current downturn in offshore activities. The lingering effects of the COVID-19 pandemic are expected to continue to depress demand and the timing of a global economic recovery is unclear. In addition, there can be no assurance regarding the production levels of oil and gas by Russia, Saudi Arabia, and other oil producing countries and, therefore, the price of oil.

On May 19, 2020, we sought voluntary relief under chapter 11 of the United States Bankruptcy Code, or the Chapter 11 Cases in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division and filed a proposed joint prepackaged plan of reorganization, or the Plan. On June 19, 2020, after a confirmation hearing, the Bankruptcy Court entered a confirmation order approving the Plan. The Plan will become effective after the conditions to its effectiveness have been satisfied. The effect of the Plan is to de-lever our balance sheet through a conversion into equity or warrants or both of (i) a portion of the $350 million in first-lien term loans that mature in June 2023; (ii) $121 million in second-lien term loans that mature in February 2025; (iii) $224 million outstanding under our 2020 senior notes indenture, and; (iv) $450 million outstanding under our 2021 senior notes indenture. The holders of first-lien term loans will also receive their pro rata portion of the new second-lien term loans issued upon emergence as part of the Exit Financings. All pre-petition equity interests in the Company will be canceled, released, and extinguished on the effective date of the Plan, and will thereafter be of no further force or effect. See Note 2 of our consolidated financial statements included herein for further discussion.

In late 2019, we observed leading indicators that signaled the potential for improved conditions -- including larger offshore capital budget announcements by our customers, a growth in the number of final investment decisions, or FIDs, made public by our customers for offshore projects, recently announced deepwater discoveries, a growing contract backlog announced by several drilling contractors and increased customer inquiries for our services, principally in the Greater GoM Operating Region. Most of these plans have not proceeded as anticipated in 2020. We now expect some to be cancelled altogether while others are being postponed. The duration of postponement is expected to be determined by the ability to operate during the COVID-19 pandemic and oil price recovery. We have experienced multiple charter cancellations and non-renewals.
During the first quarter of 2020, we did not observe any significant change in the anticipated supply of high-spec U.S.-flagged OSVs. In the U.S. GoM, two high-spec OSVs were delivered by industry participants into the domestic market so far this year. We expect two additional high-spec OSVs to be delivered by industry participants into domestic service during the remainder of 2020. There were three high-spec, Jones-Act qualified OSVs under construction by industry participants on June 30, 2020 and as of that date there were no options to build additional high-spec Jones-Act qualified OSVs. We do not anticipate significant growth in the supply of high-spec U.S.-flagged OSVs beyond the currently anticipated level of 178 of such vessels by the end of 2020. We continue to monitor the overhang of the dormant supply of stacked U.S.-flagged high-spec OSVs. There are approximately 95 stacked domestic vessels and all of these vessels will require intermediate or special surveys in order to return to service. We believe that the cost to industry participants to reactivate high-spec OSVs, including survey costs, crewing costs, training costs and unanticipated events, will range between $2 million and $5 million per vessel, on average. During the first half of 2020, we have observed an additional 23 high-spec OSVs go into stack, including six of our own.
During the first quarter of 2020, there was an average of 28.7 floating rigs working in the Greater GoM Operating Region. We believe that the number of active drilling units in the Greater GoM Operating Region will decline in 2020. As of June 30, 2020, there were 26 rigs available and 20 were working. During the second half of 2020, we expect that the active floating rig count could drop to as low as 10 to 15.

Unlike our OSVs, whose utilization is tied principally to drilling activities, demand for our MPSVs is also driven by other types of offshore activities. These vessels are used for a wide variety of oilfield applications that are not necessarily related to drilling. Because of the need to continuously inspect, repair and maintain offshore infrastructure, our MPSVs have, at times, partially counter-acted weakness in overall drilling activities. However, we have not yet seen a significant pick up in the expansion of offshore infrastructure, such as the installation of new floating and subsea infrastructure and field development that more meaningfully drive MPSV utilization. Project cancellations and delays have driven extremely weak utilization for our MPSVs during 2020. While peak activity normally occurs in late spring through early fall, we see little evidence that MPSV utilization will improve seasonally during 2020.
Since October 1, 2014, we stacked OSVs and MPSVs on various dates. As of March 31, 2020, we had 36 OSVs and one MPSV stacked. As of June 30, 2020, we had 44 OSVs and two MPSVs stacked and such stacked vessels represent 62% of our fleetwide vessel headcount, and 49% of our total OSV and MPSV deadweight tonnage. We reactivated one MPSV during the first quarter of 2020. We may consider stacking additional vessels or reactivating vessels as market conditions warrant. By stacking vessels, we have significantly reduced our on-going cash outlays and lowered our risk profile; however, we also have fewer revenue-producing units in service that can contribute to our results and produce cash flows to cover our fixed costs and commitments. While we may choose to stack additional vessels should market conditions warrant, our current expectation is to retain our active fleet in the market to accept contracts at the best available terms even if such contracts are below our breakeven cash cost of operations.
Mexico and Brazil continue to comprise our two core international markets. In order to support customer requirements in Mexico, and based on our long-term view that Mexico will continue to invest directly or allow foreign investment in its offshore energy sector, and increasingly in deepwater prospects, we elected to Mexican-flag five HOSMAX 300 class OSVs, three 280 class OSVs, two 240 class OSVs and one MPSV since January 1, 2018. At present, our Mexican-flagged fleet is comprised of ten high-spec OSVs, five low-spec OSVs and one MPSV, which is the second largest concentration of vessels we have committed to any single national market. Mexico has undergone significant transformation as a market for offshore energy over the last several years. IOCs appear to be proceeding with drilling plans in Mexico despite current industry conditions. While we have experienced some cancellations from drilling customers in Mexico, most of our customers appear to be proceeding with their plans. A significant factor affecting the health of the Mexican offshore market is the weakening financial condition of Pemex. While we are not currently working for Pemex directly, like many contractors, we work for customers who are working for Pemex. Offshore activity driven by Pemex is likely to decline as they have recently announced a suspension of contracts and have disclosed a significant level of financial distress that is impacting its ability to pay offshore contractors, many of which are our customers. We are affected by slow- or non-payment by some of these customers that have significant Pemex credit risk, thus, we may be unwilling to work for such customers due to their extensive Pemex exposure.

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
Our Vessels
All of our current vessels are qualified under the Jones Act to engage in U.S. coastwise trade, except for 19 foreign-flagged new generation OSVs and two foreign-flagged MPSVs. As of March 31, 2020, our 30 active new generation OSVs, seven active MPSVs and four managed OSVs were operating in domestic and international areas as noted in the following table:
Operating Areas

Domestic
GoM (1)	22
Other U.S. coastlines (2)	5
27
Foreign
Other Latin America	1
Brazil	1
Mexico	12
14
Total Vessels (3)	41

(1) Includes one owned vessel supporting the military.
(2) Includes one owned and four managed vessels supporting the military
(3) Excluded from this table are 36 new generation OSVs and one MPSV that were stacked as of March 31, 2020.

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
Carrying Value of Vessels. We depreciate each of our OSVs and MPSVs over estimated useful lives of 25 years. Salvage value for our new generation marine equipment is estimated to be 25% of the originally recorded cost for these asset types. In assigning depreciable lives to these assets, we have considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic and regulatory factors that could impact commercial viability. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate that recovery of the carrying amount of our vessels might not be possible.
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
If events or changes in circumstances as set forth above were to indicate that the asset group’s carrying amount may not be recoverable over the vessels' useful lives for such groups, we would then be required to estimate the future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the sum of the expected future undiscounted cash flows was determined to be less than the carrying amount of either vessel group, we would be required to reduce the carrying amount to fair value. Examples of events or changes in circumstances that could indicate that the recoverability of the carrying amount of our asset groups should be assessed might include a significant change in regulations such as OPA 90, a significant decrease in the market value of the asset group and current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset group.

During the three months ended March 31, 2020, we observed indicators of impairment related to our vessels. This was due to the rapid decline in the price of oil, which resulted from COVID-19 closures combined with a significant increase in production and the oil price war initiated by Saudi Arabia and Russia. In accordance with GAAP, we calculated the undiscounted cash flows using a probability weighted forecast for each of our asset groups over their respective remaining useful lives. Included in the cash flow projections were assumptions related to the current mix of active and stacked vessels, the estimated timing of stacked vessels returning to active status along with projected dayrates, operating expenses and direct overhead expenses related to each of the groupings. We view vessel stackings as a temporary status and a prudent business strategy. Stacking vessels does not imply that we have ceased marketing such vessels, nor is it an indicator that we never intend to reactivate such vessels when market conditions improve. In fact, we have unstacked vessels in recent quarters and will continue to do so as warranted. The total of the undiscounted cash flows was greater than the net book values of each of our asset groups. Therefore, we concluded that we did not have an impairment of our long-lived assets as of March 31, 2020, and in such analysis, we noted a significant cushion for each of our asset groups as a result of the long remaining useful lives of our vessels.
In the development of the undiscounted cash flows, in addition to the previously discussed considerations outlined above and in light of current market conditions, we estimate the length of time it will take for the market to absorb our stacked vessels such that we can return those vessels to active status. Any significant revisions to this estimate would have the greatest impact in the development of the undiscounted cash flows. However, as part of our most recent analysis, we determined that if we extended the downturn (and, thus, the unstacking of vessels) by two years from the most recent estimate, this would reduce our undiscounted cash flows by less than 10%, still providing us with substantial excess undiscounted cash flow coverage of the assets’ net book values given the length of remaining useful lives for the assets. See Note 6 of our consolidated financial statements included herein for further discussion. We will continue to closely monitor market conditions and potential impairment indicators as long as this market downturn persists.
Our other significant accounting policies and estimates are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations
The tables below set forth the average dayrates, utilization rates and effective dayrates for our owned new generation OSVs and the average number and size of vessels owned during the periods indicated. These vessels generate a substantial portion of our revenues and operating profit. Excluded from the OSV information below are the results of operations for our MPSVs, our shore-based port facility and vessel management services, including the four non-owned vessels managed for the U.S. Navy. We do not provide average or effective dayrates for our MPSVs. MPSV dayrates are impacted by highly variable customer-required cost-of-sales associated with ancillary equipment and services, such as ROVs, accommodation units and cranes, which are typically recovered through higher dayrates charged to the customer. Due to the fact that each of our MPSVs have a workload capacity and significantly higher income generating potential than each of the Company’s new generation OSVs, the utilization and dayrate levels of our MPSVs can have a very large impact on our results of operations. For this reason, our consolidated operating results, on a period-to-period basis, are disproportionately impacted by the level of dayrates and utilization achieved by our seven active MPSVs.

	Three Months Ended March 31,
	2020	2019
Offshore Supply Vessels:
Average number of new generation OSVs (1)	66.0	66.0
Average number of active new generation OSVs (2)	31.8	29.7
Average new generation OSV fleet capacity (DWT)	238,644	238,845
Average new generation OSV capacity (DWT)	3,616	3,619
Average new generation OSV utilization rate (3)	28.0%	32.5%
Effective new generation OSV utilization rate (4)	58.0%	72.1%
Average new generation OSV dayrate (5)	$18,203	$18,156
Effective dayrate (6)	$5,097	$5,901

(1)	We owned 66 new generation OSVs as of March 31, 2020. Excluded from this data are eight MPSVs owned and operated by the Company and four non-owned vessels managed for the U.S. Navy.

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

Summarized financial information for the three months ended March 31, 2020 and 2019, respectively, is shown below in the following table (in thousands, except percentage changes):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$ Change	% Change
Revenues:
Vessel revenues
Domestic	$28,379	$27,128	$1,251	4.6%
Foreign	14,773	18,124	(3,351)	(18.5)%
	43,152	45,252	(2,100)	(4.6)%
Non-vessel revenues	9,658	8,784	874	9.9%
	52,810	54,036	(1,226)	(2.3)%
Operating expenses	41,308	40,394	914	2.3%
Depreciation and amortization	29,115	28,382	733	2.6%
General and administrative expenses	31,160	11,967	19,193	>100.0%
	101,583	80,743	20,840	25.8%
Gain on sale of assets	—	26	(26)	(100.0)%
Operating loss	(48,773)	(26,681)	(22,092)	82.8%
Loss on early extinguishment of debt, net	(4,236)	(71)	(4,165)	>100.0%
Interest expense	(20,750)	(19,726)	(1,024)	5.2%
Interest income	646	1,114	(468)	(42.0)%
Income tax benefit	(14,972)	(8,831)	(6,141)	69.5%
Net loss	$(58,205)	$(36,620)	$(21,585)	58.9%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues. Revenues for the three months ended March 31, 2020 decreased by $1.2 million, or 2.3%, to $52.8 million compared to the same period in 2019. Our weighted-average active operating fleet for the three months ended March 31, 2020 and 2019 was 38.6 and 35.5 vessels, respectively. For the three months ended March 31, 2020, we had an average of 35.4 vessels stacked compared to an average of 38.5 vessels stacked in the prior-year period.
Vessel revenues decreased $2.1 million, or 4.6%, to $43.2 million for the three months ended March 31, 2020 compared to $45.3 million for the same period in 2019. The decrease in vessel revenues primarily resulted from soft market conditions for our OSVs partially offset by improved market conditions for our MPSVs. Revenues from our MPSV fleet increased $2.4 million, or 23.5%, for the three months ended March 31, 2020 compared to the prior-year period. Average new generation OSV dayrates were $18,203 for the first three months of 2020 compared to $18,156 for the same period in 2019. Our new generation OSV utilization was 28.0% for the first three months of 2020 compared to 32.5% for the same period in 2019. Our new generation OSVs incurred 158 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 3,111 days during the first three months of 2020. Excluding stacked vessel days, our new generation OSV effective utilization was 58.0% and 72.1% during the three months ended March 31, 2020 and 2019, respectively. Domestic vessel revenues increased $1.3 million from the year-ago period primarily due to revenue earned from one MPSV operating domestically during the three months ended March 31, 2020 compared to such vessel being stacked in the prior-year period. Foreign vessel revenues decreased $3.4 million. The decrease in foreign revenues is attributable to an average of 3.8 fewer vessels working in foreign locations during the current-year period. Foreign vessel revenues for the first three months of 2020 comprised 34.2% of our total vessel revenues compared to 40.1% for the year-ago period.

Non-vessel revenues increased $0.9 million, or 9.9%, from the prior-year period. This increase is primarily attributable to higher revenues earned from vessel management services during the three months ended March 31, 2020 compared to the year-ago period.
Operating Expenses. Operating expenses were $41.3 million, an increase of $0.9 million, or 2.3%, for the three months ended March 31, 2020 compared to $40.4 million for the same period in 2019. Operating expenses were higher due to an increased number of active vessels in our fleet during the three months ended March 31, 2020.
Depreciation and Amortization. Depreciation and amortization expense of $29.1 million was $0.7 million, or 2.6%, higher for the three months ended March 31, 2020 compared to the same period in 2019. Amortization expense increased $1.2 million, which was driven higher mainly by costs associated with the initial special surveys for vessels that were placed in service under the Company's fifth OSV newbuild program.
General and Administrative Expense. G&A expense of $31.2 million was $19.2 million higher during the three months ended March 31, 2020 compared to the same period in 2019. The increase in G&A expense was primarily attributable to professional fees related to our on-going balance sheet restructuring, higher short-term incentive compensation expense and an increase in bad debt reserves.
Operating Loss. Operating loss increased by $22.1 million to an operating loss of $48.8 million during the three months ended March 31, 2020 compared to the same period in 2019 for the reasons discussed above. Operating loss as a percentage of revenues was 92.4% for the three months ended March 31, 2020 compared to 49.4% for the same period in 2019.
Loss on Early Extinguishment of Debt, Net. During the three months ended March 31, 2020, we repaid $50.0 million of the $100.0 million outstanding under our senior credit facility. As a result, we recorded a $4.2 million loss on extinguishment of debt ($3.3 million or $0.09 per diluted share after-tax) due to the write-off of deferred issuance costs and a redemption premium. During the three months ended March 31, 2019, we exchanged $142.6 million in face value of 2020 senior notes for $121.2 million of second-lien term loans and we exchanged $21.0 million in face value of our 2019 convertible senior notes for $19.9 million of first-lien term loans. In accordance with applicable accounting guidance, these debt-for-debt exchanges were accounted for as debt modifications, requiring that we defer the gains on such exchanges and record a loss on early extinguishment of debt of $3.7 million related to deal costs for the exchanges.
Interest Expense. Interest expense of $20.8 million was $1.0 million higher than the same period in 2019 due to incremental interest expense associated with the issuance of additional first-lien and the second-lien term loans during the first quarter of 2019 and interest expense associated with the senior credit facility that was funded during the second quarter of 2019.
Interest Income. Interest income was $0.6 million during the three months ended March 31, 2020, which was $0.5 million lower than the same period in 2019. Our average cash balance decreased to $150.5 million for the three months ended March 31, 2020 compared to $199.9 million for the same period in 2019. The average interest rate earned on our invested cash balances was 1.7% and 2.3% during the three months ended March 31, 2020 and 2019, respectively. The decrease in average cash balance was primarily due to cash outflows associated with the repayment of $50.0 million under our senior credit facility.
Income Tax Benefit. Our effective tax benefit rate was 20.5% and 19.4% for the three months ended March 31, 2020 and 2019, respectively. Our income tax benefit primarily consisted of deferred taxes and our income tax rate differs from the federal statutory rate primarily due to the establishment of valuation allowances for state net operating losses and foreign and other tax credit carryforwards, but also due to expected state tax liabilities and items not deductible for federal income tax purposes.
Net Loss. Net loss increased by $21.6 million for a reported net loss of $58.2 million for the three months ended March 31, 2020 compared to a net loss of $36.6 million for the same period during 2019. This unfavorable variance in net loss was primarily driven by increased general and administrative expenses during the three months ended March 31, 2020.

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
As of March 31, 2020, we had total cash and cash equivalents of $59.0 million and restricted cash of $14.5 million.
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our revolving and term loan agreements and cash received from the sale of assets. We require capital to fund on-going operations, remaining obligations under our expanded fifth OSV newbuild program, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions or the retirement of debt.
In early 2020, we experienced multiple events of defaults under the existing 2020 senior notes and 2021 senior notes, which included non-payment of principal and interest on the 2020 senior notes, nonpayment of interest on the 2021 senior notes and related cross-defaults. Cross-defaults were also triggered under our existing senior credit agreement, first lien term loan agreement and second lien term loan agreement. We, together with the administrative agents and certain of the lenders under our existing senior credit agreement, first lien term loan agreement and second lien term loan agreement, and certain holders of the Company’s 2020 senior notes and 2021 senior notes entered into separate forbearance agreements, which were subsequently extended to May 19, 2020, pursuant to which such lenders and noteholders agreed to forbear from exercising certain of their rights and remedies with respect to certain defaults by us.
Despite our extensive efforts to negotiate and launch, on February 14, 2020, an out-of-court debt-for-debt exchange transaction to address our outstanding 2020 senior notes and 2021 senior notes and such events of default, after the advent of the COVID-19 pandemic and the oil price war in March 2020, it became evident that an in-court process would be necessary to maximize value for us and our post-emergence stakeholders while positioning us for long-term success. As a result of the commencement of the Chapter 11 Cases on May 19, 2020, we have been operating as a debtor-in-possession pursuant to the authority granted under the Bankruptcy Code. On June 19, 2020, after a confirmation hearing, the Bankruptcy Court entered a confirmation order approving the Plan. As a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court. For additional information, see Note 2 to consolidated financial statements.
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

We have received fully committed subscriptions pursuant to the equity Rights Offering contemplated under the Plan with respect to shares of our new common stock, including under the Backstop Commitment Agreement. It is contemplated that the Rights Offering of $100 million will be closed on the effective date of the Plan. The Plan also provides for us to enter into certain Exit Financings upon emergence from the Chapter 11 Cases consisting of a first-lien senior secured term loan credit facility and a second-lien senior secured term loan credit facility, each in an aggregate principal amount to be determined.
Cash Flows
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations. Net cash used in operating activities was $45.7 million for the three months ended March 31, 2020 compared to net cash used in operating activities of $26.1 million for the same period in 2019. Operating cash flows for the first three months of 2020 continue to be unfavorably affected by weak market conditions for our vessels operating worldwide.
Investing Activities. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2020 compared to $0.6 million for the same period in 2019. Cash used during the first three months of 2020 and 2019 consisted primarily of capital improvements for active vessels operating in our fleet.
Financing Activities. Net cash used in financing activities was $51.6 million for the three months ended March 31, 2020 compared to $23.7 million for the same period in 2019. Net cash used in financing activities for the three months ended March 31, 2020 resulted from the partial repayment of our senior credit facility. Net cash used in financing activities for the three months ended March 31, 2019 resulted from the repurchase of a portion of our 2019 convertible senior notes partially offset by net proceeds from the first-lien term loans.
Contractual Obligations
Debt
As of March 31, 2020, we had the following outstanding debt (in thousands, except effective interest rate):

	Total Debt (4)	Effective Interest Rate	Cash Interest Payment	Payment Dates
5.875% senior notes due 2020, net of deferred financing costs of $37 (1)	$224,276	6.08%	$6,589	April 1 and October 1
5.000% senior notes due 2021, net of deferred financing costs of $961 (1)	449,039	5.21%	11,250	March 1 and September 1
First-lien term loans due 2023, plus deferred gain of $12,158, net of original issue discount of $2,859 and deferred financing costs of $3,019 (2)	356,280	8.88%	2,679	Variable Monthly
Second-lien term loans due 2025, including deferred gain of $17,893	139,128	9.50%	2,879	January 31, April 30, July 31, and October 31
Senior credit facility, net of deferred financing costs of $2,586 (3)	47,414	8.17%	283	Variable Monthly
	$1,216,137

(1)
The senior notes do not require any payments of principal prior to their stated maturity dates, but pursuant to the indentures under which the 2020 and 2021 senior notes were issued, we would be required to make offers to purchase such senior notes upon the occurrence of specified events, such as certain asset sales or a change in control.

(2)
The interest rate on the first-lien term loan is variable based on a base rate at the Company's election. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was elected and in effect on March 31, 2020 plus an applicable margin, which is currently 7.00%.

(3)
The interest rate on the senior credit facility is variable based on 30-day LIBOR interest rate plus a 5.00% margin. The amount reflected in this table is the monthly amount payable based on the 30-day LIBOR interest rate that was in effect on March 31, 2020.

(4)	See Item 2 - General regarding the proposed impact of the Chapter 11 Cases on the Company’s long-term debt including current maturities.

The credit agreements governing our senior credit facility, first-lien term loans and second-lien term loans and the indentures governing our 2020 and 2021 senior notes impose certain operating and financial restrictions on us. Such restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, redeem equity, create liens, sell assets and pay dividends or make other restricted payments. For the three months ended March 31, 2020, we were in compliance with all applicable financial covenants other than our March 2, 2020 nonpayment of interest on the 2021 senior notes, certain reporting obligations and related cross-defaults.
Capital Expenditures and Related Commitments
During the first quarter of 2018, we notified the shipyard that was constructing the remaining two vessels in our fifth OSV newbuild program that we were terminating the construction contracts for such vessels. See additional discussion in Note 9 of our consolidated financial statements included herein for further discussion. As of the date of the contract terminations, these two remaining vessels, both of which are domestic 400 class MPSVs, were projected to be delivered in the second and third quarters of 2019, respectively. These projected delivery dates were subsequently amended, for guidance purposes, to be the second and third quarters of 2020; and then later extended to be the second and third quarters of 2021. Due to the continued uncertainty of the timing and location of future construction activities, we have updated our forward guidance for the delivery dates related to these vessels to be the second and third quarters of 2022, respectively. The cost of this nearly completed 24-vessel newbuild program, before construction period interest, is expected to be approximately $1,335.0 million, of which $22.9 million and $34.6 million are currently expected to be incurred in fiscal 2021 and fiscal 2022, respectively. We have not revised our estimate of the cost to complete the vessels to reflect the disputed claims asserted by the shipyard. In addition, we have not included any potential costs to complete the vessels in excess of the original contract price that may not be covered by surety bonds due to the sureties' denial of claims or for any other reasons. The timing of remaining construction draws remains subject to change commensurate with any potential further delays in the delivery dates of such vessels. From the inception of this program through March 31, 2020, we have incurred construction costs of approximately $1,277.5 million, or 95.7%, of total expected project costs.

Maintenance and Other Capital Expenditures
The following table summarizes the costs incurred, prior to the allocation of construction period interest, for the purposes set forth below for the three months ended March 31, 2020 and 2019, respectively (in millions):

	Three Months Ended March 31,
	2020	2019
	Actual	Actual
Maintenance and Other Capital Expenditures:
Maintenance Capital Expenditures
Deferred drydocking charges	$6.9	$9.3
Other vessel capital improvements (1)	0.4	0.3
	7.3	9.6
Other Capital Expenditures
Commercial-related vessel improvements (2)	1.1	0.2
Miscellaneous non-vessel additions (3)	—	0.1
	1.1	0.3
Total	$8.4	$9.9

(1)	Other vessel capital improvements include costs for discretionary vessel enhancements, which are typically incurred during a planned drydocking event to meet customer specifications.

(2)
Commercial-related vessel improvements include items, such as cranes, ROVs, helidecks, living quarters, and other specialized vessel equipment, which costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers.

(3)	Non-vessel capital expenditures are primarily related to information technology and shoreside support initiatives.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as contemplated by the Private Securities Litigation Reform Act of 1995, in which the Company discusses factors it believes may affect its performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “remain,” “should,” “will,” “would," or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, including our ability to obtain the Bankruptcy Court’s approval with respect to post-confirmation motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases; any delays in consummation of the Chapter 11 Cases; risks that our assumptions and analyses in the Plan are incorrect; our ability to comply with the covenants under our DIP Credit Agreement; the effects of the Chapter 11 Cases on our business and the interests of various constituents; the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 Cases; restrictions imposed on us by the Bankruptcy Court; impacts from changes in oil and natural gas prices in the U.S. and worldwide; continued weakness in demand and/or pricing for the Company’s services; unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters, or vessel management contracts, or failures to finalize commitments to charter or manage vessels; continued weakness in capital spending by customers on offshore exploration and development; the inability to accurately predict vessel utilization levels and dayrates; sustained weakness in the number of deepwater and ultra-deepwater drilling units operating in the GoM or other regions where the Company operates; the impact on the foregoing as a result of the COVID-19 pandemic and the recent oil price war initiated by Russia and Saudi Arabia; the Company’s inability to successfully complete the final two vessels of its current vessel newbuild program on-budget, including any failure or refusal by the issuer of performance bonds to honor the bond contract or to cover cost overruns that may result at a completion shipyard; the inability to successfully market the vessels that the Company owns, is constructing or might acquire; any cancellation or non-renewal by the government of the management, operations and maintenance contracts for non-owned vessels; an oil spill or other significant event in the United States or another offshore drilling region that could have a broad impact on deepwater and other offshore energy exploration and production activities, such as the suspension of activities or significant regulatory responses; the imposition of laws or regulations that result in reduced exploration and production activities or that increase the Company’s operating costs or operating requirements; environmental litigation that impacts customer plans or projects; disputes with customers; bureaucratic, administrative operating or court-imposed barriers that prevent or delay vessels in foreign markets from going or remaining on-hire; administrative, judicial or political barriers to exploration and production activities in Mexico, Brazil or other foreign locations; disruption in the timing and/or extent of Mexican offshore activities or changes in law or governmental policy in Mexico that restricts or slows the pace of further development of its offshore oilfields; changes in law or governmental policy or judicial action in Mexico affecting the Company's Mexican registration of vessels; administrative or other legal changes in Mexican cabotage laws; other legal or administrative changes in Mexico that adversely impact planned or expected offshore energy development; unanticipated difficulty in effectively competing in or operating in international markets; less than anticipated subsea infrastructure and field development demand in the Greater GoM Operating Region and other markets affecting the Company's MPSVs; sustained vessel over capacity for existing demand levels in the markets in which the Company competes; economic and geopolitical risks; weather-related risks; upon a return to improved operating conditions, the shortage of or the inability to attract and retain qualified personnel, when needed, including vessel personnel for active vessels or vessels the Company may reactivate or acquire; any success by others in unionizing any of the Company's U.S. fleet personnel; regulatory risks; the repeal or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act; drydocking delays and cost overruns and related risks; vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties; unexpected litigation and insurance expenses; other industry risks; fluctuations in foreign currency valuations compared to the U.S. dollar and risks associated with expanded foreign operations, such as non-compliance with or the unanticipated effect of tax laws, customs laws, immigration laws, or other legislation that result in higher than anticipated tax rates or other costs; the inability to repatriate foreign sourced earnings and profits; the extent of the pending loss or material limitation of the Company's tax net operating loss carryforwards and other tax attributes due to a change in control, as defined in Section 382 of the Internal Revenue Code; our ability to successfully conclude negotiations of the new first-lien and second-lien exit credit facilities to be entered into in connection with consummation of the Plan; the potential for any impairment charges that could arise in the future and that would reduce the Company’s consolidated net tangible assets which, in turn, would further limit the Company’s ability to grant certain liens, make certain investments, and incur certain debt permitted under the Company’s senior notes indentures and term loan agreements; or the impact of “fresh-start” accounting, which will be applicable to the Company upon consummation of the Plan. In addition, the Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, lack of liquidity in the capital markets or an increase in interest rates, that may negatively affect it or parties with whom it does business resulting in their non-payment or inability to perform obligations if and when required. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected and, if sufficiently severe, could result in noncompliance with certain covenants of the Company's existing indebtedness. Additional factors that you should consider are set forth in detail in the “Risk Factors” section of the Company's most recent Annual Report on Form 10-K as well as other filings the Company has made and will make with the Securities and Exchange Commission which, after their filing, can be found on the Company’s website, www.hornbeckoffshore.com.

The Company makes references to certain industry-related terms in this Quarterly Report on Form 10-Q. A glossary and definitions of such terms can be found in "Part II- Item 5-Other Information" on page 35.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information under this Item.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
There is no information required to be disclosed by this item.
Item 1A—Risk Factors
There is no information required to be disclosed by this item.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
There is no information required to be disclosed by this item.
Item 3—Defaults Upon Senior Securities
There is no information required to be disclosed by this item.
Item 4—Mine Safety Disclosures
There is no information required to be disclosed by this item.

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
Proposed Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated May 20, 2020 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 22, 2020).

2.2	—
Order of the Bankruptcy Court, dated June 19, 2020, confirming Hornbeck's Joint Prepackaged Plan of Reorganization under the Bankruptcy Code, together with such Joint Prepackaged Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 25, 2020).

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

3.5	—
Amendment No. 2 to Fourth Restated Bylaws of the Company adopted effective November 7, 2019 (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q for the quarter ended September 30, 2019).

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
Third Supplemental Indenture, dated July 12, 2019 among Hornbeck Offshore Services, Inc., the guarantors party thereto and Wells Fargo Bank, National Association,as trustee (to the indenture governing the 1.5% convertible Senior Notes due 2019).

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
Facilities Use Agreement effective January 1, 2006, and incorporated Indemnification Agreement and amendments therfeto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2006).

Exhibit Number		Description of Exhibit

10.2†	—	Director & Advisory Director Compensation Policy, effective October 29,2018 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the period ended December 21, 2018).

10.3†	—	Hornbeck Offshore Services, Inc. Deferred Compensation Plan dated as of July 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2007).

10.4†	—
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

10.22	—	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

10.23†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.24†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.25†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.26†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.27†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.28†	—	Form of Restricted Stock Unit Agreement for Executive Officers (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010).

10.29	—
Consulting Agreement dated February 14, 2012 by and between Hornbeck Offshore Services, Inc. and Larry D. Hornbeck (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2011).

10.30	—
Amendment No. 3 to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 24, 2013).

Exhibit Number		Description of Exhibit
10.31	—
Amended and Restated Indemnification Agreement effective as of May 7, 2015 by and among the Company, Hornbeck Family Ranch, LP, Larry D. Hornbeck and Joan M. Hornbeck (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.32†	—
Fourth Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.33†	—
First Amendment to the Hornbeck Offshore Services, Inc. 2005 Employee Stock Purchase Plan, effective June 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 24, 2015).

10.34†	—	Form of Amended Appendix A to Employment Agreements for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016).

10.35†	—
Form of Amended Appendix A to Employment Agreements for Named Executive Officers, effective 2019 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q for the period ended March 31, 2019).

10.36	—
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

10.37	—
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

10.39	—
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

10.40	—
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

10.42†	—	Form of Stock Appreciation Rights Award Agreement for Executive Officers (Time Vesting) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2019).

Exhibit Number		Description of Exhibit

10.43	—
Incremental First Lien Term Loan Joinder Agreement No. 1A dated March 1, 2019, by and among the Company, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2019).

10.44	—
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

10.48	—
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

10.51	—
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

Exhibit Number		Description of Exhibit
10.52	—
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

10.53†	—	Fifth Amendment to the Second Amended and Restated Hornbeck Offshore Services, Inc. Incentive Compensation Plan, effective June 20, 2019.

10.54
Restructuring Support Agreement dated as of April 13, 2020 by and among the Company, certain of its subsidiaries, and certain of its secured lenders and unsecured noteholders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 14, 2020).

10.55
Backstop Commitment Agreement dated as of May 13, 2020 by and among the Company and the commitment parties named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 19, 2020).

10.56
Superpriority Debtor-in-Possession Term Loan Agreement dated as of May 22, 2020 by and among Hornbeck, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, the lenders party thereto, and Wilmington Trust National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 22, 2020).

10.57
Superpriority Guaranty and Collateral Agreement dated as of May 22, 2020 by and among Hornbeck, as Parent Borrower, Hornbeck Offshore Services, LLC, as Co-Borrower, Wilmington Trust National Association, as Collateral Agent, and the obligors signatory thereto (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K for the period ended December 31, 2019).

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

Hornbeck Offshore Services, Inc.

Date: July 29, 2020	/s/ JAMES O. HARP, JR.
James O. Harp, Jr.
Executive Vice President and Chief Financial Officer